Form 10-K
period 2008-12-31
NII HOLDINGS INC
filed 2009-02-26
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-32421
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1875 Explorer Street, Suite 1000	20190
Reston, Virginia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (703) 390-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	The Nasdaq Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008: $7,849,342,241

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 20, 2009

Common Stock, $0.001 par value per share	165,782,002

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

A.	Overview

1.	The Corporation

We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. For financial information about our operating companies, which we refer to as segments, see Note 12 to our consolidated financial statements included at the end of this annual report on Form 10-K.

“Nextel,” “Nextel Direct Connect,” “Nextel Worldwide” and “International Direct Connect” are trademarks or service marks of Nextel Communications, Inc., a wholly-owned subsidiary of Sprint Nextel Corporation. “Motorola” and “iDEN” are trademarks or service marks of Motorola, Inc. “BlackBerry” is a trademark of Research in Motion Limited. “Java” is a trademark of Sun Microsystems, Inc. In addition, various other trademarks discussed within this annual report on Form 10-K are owned by various other entities.

Except as otherwise indicated, all amounts are expressed in U.S. dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States.

Our principal executive office is located at 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100.

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

We also provide public access to our Code of Ethics, entitled the NII Holdings, Inc. Code of Business Conduct and Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. The Code of Business Conduct and Ethics and committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of any of these documents free of charge by writing to: NII Holdings Investor Relations, 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. If a provision of our Code of Business Conduct and Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Business Conduct and Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

3.	Our Networks, Services and Markets

We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. We provide these services under the Nexteltm brand through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities, which we refer to as major business centers, where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

We use a wireless transmission technology called integrated digital enhanced network, or iDEN, developed by Motorola, Inc. to provide our mobile services on 800 MHz spectrum holdings in all of our markets. This technology, which is the only technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices. The services we offer include:

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

As illustrated in the table below, as of December 31, 2008, our operating companies had a total of about 6.20 million handsets in commercial service, an increase of 1.47 million from the 4.73 million handsets in commercial service as of December 31, 2007. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on our mobile networks in each of the listed countries.

	Handsets
	in Commercial Service
	As of December 31,
Country	2008	2007
	(in thousands)

Mexico	2,726	2,140
Brazil	1,812	1,290
Argentina	967	812
Peru	669	477
Chile	26	10

Total	6,200	4,729

We have also acquired licenses of spectrum outside the 800 MHz band that can be used to support other wireless technologies in the future, including a recent acquisition of nationwide spectrum in the 1.9 GHz band in Peru that we will use to support the deployment of a new third generation, or 3G, network that utilizes WCDMA technology. 3G technologies provide new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services as compared to 2G and other previous generation technologies. We expect to continue to assess and, if appropriate, pursue opportunities to acquire additional spectrum in our markets in the future as part of our ongoing assessment of our ability to meet our customers’ current and future needs. In that regard, we currently plan to participate in spectrum auctions in our markets, including auctions that are expected to be conducted in Brazil and Mexico. We will also evaluate the technologies that can be deployed on that spectrum to asses their technical performance, cost and functional capabilities. Our decision whether to acquire rights to use additional spectrum, and our choice of alternative network technologies to be deployed on any spectrum we acquire, would likely be affected by a number of factors, including:

•	types of features and services supported by the technology and our assessment of the demand for those features and services;

•	the availability and pricing of related equipment, the spectrum bands available for purchase in our markets and whether other wireless carriers are operating or plan to operate a particular technology in those spectrum bands;

•	our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis; and

•	the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology.

B.	Strategy

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers while improving our profitability and cash flow over the long term. Our strategy for achieving that goal is based on several core principles, including focusing on major business centers in key Latin American markets, targeting high value customers, providing differentiated services and delivering superior customer service.

We intend to operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless subscribers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of balancing growth and profitability regardless of the competitive landscape. We may also explore opportunities to expand our network coverage in areas that we do not currently serve. Based on market data that continues to show lower wireless penetration in our markets relative to other regions of the world and our current market share in those markets, we believe that we can continue to generate growth in our subscriber base and revenues while improving our profitability and cash flow over the long term.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically. To address the competitive pressures we face in some of our markets, we have:

•	added cell sites to improve network performance and expand the coverage and capacity of our networks, with much of that coverage expansion focused in Brazil and Mexico;

•	launched attractive commercial campaigns offering handsets to new and existing customers at a lower cost and offering service plans with prices and terms that are more competitive;

•	implemented customer retention programs that are focused on our high value customers;

•	worked with Motorola to develop new handset models and features;

•	adjusted our credit policies in certain markets in an effort to promote subscriber growth while maintaining the overall credit quality of our customer base; and

•	implemented incentives to improve third party sales distribution, such as increasing commission rates and making other modifications to the compensation arrangements with our indirect sales channels in an effort to promote additional sales through these channels.

Our overall strategy and the competitive conditions in the markets where we operate require that we continually improve the coverage and capacity of our networks and the types and quality of the services we offer. In order to do so, we must ensure that we have sufficient radio spectrum in the geographic areas in which we operate to support the services that we currently offer and may offer in the future, including a recent acquisition of nationwide spectrum in the 1.9 GHz band in Peru that we will use to support the deployment of a new third generation, or 3G, network that utilizes WCDMA technology. 3G technologies provide new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services as compared to 2G and other previous generation technologies. We have acquired spectrum in the 800 MHz band which will support our iDEN services and have also acquired spectrum in other bands through auctions and other means that could be used to support other technologies in the future. We expect to continue to assess and, if appropriate, pursue opportunities to acquire additional spectrum in our markets in the future. We also expect to assess alternate technologies that may be deployed using this spectrum through an evaluation of the technical performance, cost and functional capabilities of these technologies as part of our ongoing assessment of our ability to meet our business goals and our customers’ current and future needs.

C.	Responding to Changes in the Global Economic Environment

During 2008, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. These conditions are expected to continue into 2009 with most economists predicting a significant slowing, and possibly a contraction, of economic growth globally, including and in the markets in which we operate. We have also seen an increase in the inflation rates in some markets in which we operate, particularly in Argentina. While we believe that we will be able to continue to expand our business in this environment, these economic trends could affect our business in a number of ways by:

•	reducing the demand for our services resulting from reduced discretionary spending;

•	increasing the level of competition among the other wireless service providers as we compete for a smaller number of potential customers, which could require us to offer more competitive service plans that could result in lower average revenue per subscriber; and

•	increasing the level of voluntary customer turnover due to increased competition and simultaneously increasing the levels of involuntary customer turnover and bad debt expense as customers find it more difficult to pay for services.

Historically, our operations have been subject to significant volatility of the foreign currencies of the countries in which we do business. Increased volatility of foreign currency exchange rates has had and continues to have a significant effect on us because nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars. For example, in 2008, we had foreign currency transaction losses of $120.6 million that were primarily the result of the significant depreciation in the value of the Brazilian real and the Mexican peso relative to the U.S. dollar during the second half of 2008. From September 30, 2008 to December 31, 2008, the exchange rate for the Brazilian real increased from 1.91 reais per U.S. dollar to 2.34, and the exchange rate for the Mexican peso increased from 10.79 pesos per U.S. dollar to 13.54. The depreciation in the values of the local currencies in the markets where we operate makes it more costly for us to service our debt obligations and affects our operating results because we pay for some of our operating expenses and capital expenditures in U.S. dollars. In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations may result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments in local currencies. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

Deteriorating conditions in the economy and the capital markets have also resulted in significant increases in the cost of capital and have made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. While a number of governments have taken actions in an effort to address liquidity issues in the financial markets and have undertaken various other initiatives designed to help relieve the credit crisis, the overall effects of these and other efforts on the financial markets are uncertain, and they may not have the intended effects. While we believe that our current cash balances and the funds we expect to generate in our business are sufficient to support our existing iDEN business, we depend upon access to the credit and capital markets to help fund the growth of our business, for the acquisition of additional spectrum and for capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. If the present financial market conditions continue, we expect that our borrowing costs will increase to the extent that we incur new debt at comparatively higher interest rates to finance our growth and as a result of increases in the interest rates on our variable rate debt obligations, and it may be difficult for us to obtain funding on terms that are acceptable. These market conditions may limit our access to funding that may be needed to pursue our expansion plans and to acquire rights to use spectrum and deploy networks that use new technologies in our markets.

We have taken a number of actions to address the potential impact of these changes in the economic environment and capital markets, including:

•	implementing strategies designed to conserve our liquidity by increasing the cash generated by our operations and targeting our capital expenditures in areas with greater growth opportunities;

•	managing our subscriber and revenue growth consistent with our long term strategy of expanding our business while improving our profitability and cash flow generation;

•	improving our efficiency by managing our growth in headcount and other expenses at levels consistent with our expectations regarding subscriber and revenue growth; and

•	developing and implementing network expansion plans that are consistent with our long term strategy of meeting our customers’ demand for innovative high quality services, but are consistent with a goal of preserving our liquidity in light of the uncertain conditions in the capital markets.

We expect to continue to pursue these and other strategies as necessary to adapt our business plans in order to meet our long term business goals in a manner that takes into account the uncertainty of the current economic environment.

D.	Our Products, Services and Solutions

We offer a wide range of wireless communications services and related subscriber equipment and a variety of service plans with different rate structures that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. In addition to more traditional mobile telephony services, we offer the following services that we believe reflect the significant points of differentiation of our services from those offered by our competitors:

1. Nextel Direct Connect®.  One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. The Nextel Direct Connect feature gives customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly. This unique service is enhanced by our International Direct Connect® service, which allows our subscribers to communicate instantly across national borders. In addition, our agreement with Sprint Nextel Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in the United States, and our agreement with TELUS Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in Canada.

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

Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Nextel Direct Connect, we do not believe that the services that have been deployed by our competitors to date compare favorably with our service in terms of latency, quality, reliability or ease of use.

2. Wireless Data Solutions and Mobile Internet Access.  We offer a variety of wireless data solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote e-mail access and mobile messaging services using two-way text and multimedia communication capabilities and location based services from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real time, locate handsets using assisted global positioning system, or A-GPS, technology. Wireless business services are backed by customer support teams that help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through mobile internet access, which combines the vast resources of the Internet with convenient mobile content services. We also offer a range of messaging services, including email, that are available using our Blackberry devices, SMS and multimedia messaging, or MMS, as well as additional mobile data communications services.

3. Handsets.  We offer our voice and data communications features and services through handsets that incorporate Motorola’s iDEN technology and offer our unique 4-in-1 service, which includes mobile telephone service, Nextel Direct Connect walkie-talkie service, wireless Internet access and SMS text and multimedia messaging capabilities. We purchase most of our handsets from Motorola, other than the Blackberry devices, which are purchased from Research in Motion, or RIM. Our handsets range from basic models designed to serve the needs of customers who require basic wireless services without sacrificing the essential features they depend upon to do their jobs, to more advanced Blackberry devices, which, in addition to mobile telephone services and Nextel Direct Connect features, provide integrated access to one or multiple corporate and personal email accounts. Our handsets offer a wide range of features. Many handsets we offer include a built-in speakerphone, additional line service, conference calling, an external screen that lets customers view caller ID, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and date book tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards, which carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web-based back-up tools. Many of our handsets include the ability to run Javatm applications. Java enables users to create and execute a number of mobile applications and supports a wide range of downloadable digital media capabilities.

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

E.	Our Network and Wireless Technology

1.	Our iDEN Network Technology

Our networks utilize the advanced iDEN technology developed and designed by Motorola. iDEN is a digital technology that is able to operate on non-contiguous spectrum frequencies, which previously were usable only for two-way radio calls. Most of the iDEN handsets that we offer are not currently designed to roam onto non-iDEN wireless networks. Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum like ours and to offer a high performance walkie-talkie feature, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. We also rely on Motorola to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our networks. We expect Motorola to continue to be our sole source supplier of iDEN network infrastructure equipment and most of our handsets with the exception of Blackberry devices, which are manufactured by RIM, and other specialized devices.

The iDEN technology substantially increases the capacity of our existing spectrum channels and permits us to utilize our current holdings of specialized mobile radio, or SMR, spectrum more efficiently. This increase in capacity is accomplished in two ways:

•	First, our iDEN networks are capable of simultaneously carrying up to six voice and/or control paths on the same frequency channel without causing interference. Using this feature of the iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog SMR in channel utilization capacity and about three times improvement over analog SMR in channel utilization capacity for channels used for mobile telephone service.

•	Second, our networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

Motorola provides the iDEN infrastructure equipment and handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long term improvements to our networks. Motorola also provides integration services in connection with the deployment of our iDEN network elements. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has substantially fewer subscribers on a worldwide basis than other digital technology formats such as GSM. See “Item 1A. — Risk Factors — 6. Because we rely on one supplier for equipment used in our mobile networks, any failure of that supplier to perform could adversely affect our operations.”

2.	Network Expansion and Future Technologies

During 2008, we expanded the geographic coverage of our networks, as well as their capacity and quality. This expansion, which was focused primarily in our two largest operating markets, Mexico and Brazil, was a part of our strategy to expand our networks’ geographic coverage and capacity where necessary to meet the growing demand of our customers. During 2009, we expect to build additional transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base, with most of that expansion expected to be focused in Brazil. As we continue to balance our growth objectives with our goal of conserving liquidity, we expect that capital expenditures related to our core iDEN network will be at lower levels in 2009 compared to 2008. We also expect that this reduction in capital expenditures related to our iDEN network will be partially offset by an increase in capital expenditures related to the deployment of our new network in Peru and may be further offset by potential spectrum acquisitions in other markets.

Another key component in our overall strategy to improve the coverage and capacity of our networks and the types and quality of the services we offer now and in the future is ensuring that we have sufficient radio spectrum in the geographic areas in which we operate. We have acquired spectrum in the 800 MHz band which will support our iDEN services and have also acquired spectrum in other bands through auctions and other means that could be used to support other technologies in the future. The licenses relating to the newly acquired spectrum outside the 800 MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that supports the future deployment of new network technologies and services. We expect to continue to assess and, if appropriate, pursue opportunities to acquire additional spectrum in our markets in the future as part of our ongoing assessment of our ability to meet our customers’ current and future needs. In that regard, we currently plan to participate in spectrum auctions in our markets, including auctions that are expected to be conducted in Brazil and Mexico. We also review alternate technologies to assess their technical performance, cost and functional capabilities as part of our ongoing assessment of our ability to meet our customers’ current and future needs. Our decision whether and how to acquire spectrum and to deploy alternative technologies, as well as our choice of alternative technologies, in these or other markets would likely be affected by a number of factors, including the types of features and services supported by the technology and our assessment of the demand for those features and services, the availability and pricing of related equipment, the spectrum bands available for purchase in our markets and whether other wireless carriers are operating or plan to operate a particular technology in those spectrum bands, and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis. Those decisions will also be affected by the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology.

F.	Network Implementation, Design and Construction

After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our transmitter sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 8. Government regulations determine how we operate in various countries, which could limit our growth and strategic plans.” The preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. We must also obtain all equipment necessary for the site. Equipment installation, testing and optimization generally take at least an additional four weeks. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays.

G.	Sales and Distribution and Customer Care

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

H.	Marketing

Our operating companies primarily market their wireless communications services to targeted customer groups that utilize our services in their businesses and to individuals that have medium to high usage patterns, all of whom value our multi-function handsets, including our Nextel Direct Connect feature described below, and our high level of customer service. These targeted groups include companies with mobile work forces that often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one handset, including Nextel Direct Connect, which allows users to contact other subscribers instantly on a “push-to-talk” basis, on a private one-to-one call or on a one-to-many group call, throughout the areas covered by our networks. To further differentiate our service from that of our competitors, we offer International Direct Connect service, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada. The nationwide and international network features of our Nextel Direct Connect and International Direct Connect services allow our customers to avoid the long distance and roaming charges that our competitors may charge for long distance and international long distance communications.

We offer a variety of pricing options and plans, including plans designed specifically for our targeted base of customers. In most instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we offer prepaid services as a means to attract customers within our targeted base who may not meet our customer credit policies, but who value the flexibility to pay for service in advance or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand and wireless services through various sponsorships. The goal of these initiatives, together with our other marketing initiatives, is to increase brand awareness in our targeted customer base.

I.	Competition

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

In the countries in which we operate, there are principally three other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and operates in Brazil, Argentina, Peru and Chile;

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina, Peru and Chile, and is a joint controlling shareholder of Vivo, the largest wireless operator in Brazil; and

•	Telecom Italia Mobile, or TIM, which has wireless operations covering all of Brazil, and is a joint controlling shareholder of the wireless affiliate of Telecom Argentina.

We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi in Brazil and Iusacell in Mexico.

New licenses for spectrum may also be auctioned by governments in markets in which we operate allowing for new competitors, as well as the competitors listed above, many of whom have greater coverage areas and/or name recognition than we do, to expand into new markets and offer new products and services. Most of these existing competitors have more extensive distribution channels than ours, a more expansive spectrum position than ours, or are able to acquire subscribers at a lower cost than we can. Most of our competitors, including America Movil in Brazil, Telefonica Moviles, America Movil and Telecom Personal in Argentina, America Movil and Telefonica Moviles in Peru and Telefonica Moviles, America Movil and Entel Chile in Chile, have launched a new generation of mobile communications technology, which is generally referred to as 3G technology, that incorporates high speed internet access and video telephony into an existing network. We expect that 3G technologies and future technology upgrades will support additional services competitive with those available on our networks including, potentially, services that are competitive with our Direct Connect service. Further, we expect competition to increase as a result of other technologies and services that are developed and introduced in the future. These technologies and services may potentially include those using either licensed or unlicensed spectrum including World Interoperability for Microwave Access, or WiMax, and wireless fidelity, or WiFi. Additionally, some competitors operate in the wireline business, which allows them to offer a bundle of wireline voice, high speed internet and wireless services to their customers.

In each of the markets where our operating companies operate, we compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect. We also believe that we differentiate ourselves from our competition by focusing on the quality of our customer care and service. Our focus on customer service and care is an important component of our strategy to attract and retain customers within our targeted customer groups. Historically, our largest competitors have focused their marketing efforts primarily on retail customers who purchase prepaid services largely on the basis of price rather than quality of service, but recently, those competitors have placed more emphasis on attracting postpaid customers. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their customer service and customer care functions, which may minimize the value of this point of differentiation and enable those competitors to compete more effectively with us. Although pricing is an increasingly important factor in potential customers’ purchase decisions, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to communicate quickly and efficiently.

Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. The higher cost of our handsets relative to the handsets offered by our competitors requires us to absorb a comparatively larger part of the cost of offering handsets to new and existing customers and places us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing customers. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Several of our competitors introduced aggressive pricing promotions, including plans that allow shared minutes between groups of callers.

The Latin American wireless market is predominantly a prepaid market, which means that customers pay in advance for a pre-determined number of minutes of use. Our customers, who typically purchase our services under contract and pay for their services on a monthly basis based on usage, represent the premium segment within our markets, and they generally offer higher average monthly revenue per subscriber and higher operating income per subscriber, but as noted above, our competitors have recently placed more emphasis on attracting customers in the premium segment that we target. Since the wireless industry has often competed based on price, increased competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues or increase our costs. Additional service offerings by our competitors and/or product offerings could also impact our ability to retain customers. While we believe that the market for premium customers will continue to grow, the market could become saturated as competition in this customer segment increases.

For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— L. Operating Companies.”

J.	Regulation

The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations, or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements, requirements for increased capital investments, prices our operating companies are able to charge for their services, or foreign ownership limitations, among other things. For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— L. Operating Companies.”

K.	Foreign Currency Controls and Dividends

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

L.	Operating Companies

1.	Mexico

Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2008, Nextel Mexico had 4,925 employees.

Nextel Mexico provides wireless services under the trade name “Nextel” in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2008, Nextel Mexico provided service to about 2,726,300 handsets, which we estimate to be about 3.5% of the total mobile handsets in commercial service in Mexico.

Competition.  Nextel Mexico’s wireless network competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Radiomovil Dipsa, S.A. de C.V., known as Telcel, which is a subsidiary of America Movil, S.A. de C.V., an affiliate of Telefonos de Mexico, S.A. de C.V., known as Telmex. Telcel holds spectrum and services licenses throughout Mexico and is the largest provider of wireless services in Mexico. Nextel Mexico also competes on a nationwide basis with Telefonica, S.A. de C.V., which is the second largest wireless operator in the country and offers wireless services under the Movistar brand, and with Iusacell, S.A. de C.V., which offers wireless services under the Iusacell and Unefon brands.

We believe that the most important factors upon which Nextel Mexico competes are the quality of our customer service and network, recognition of our brand and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides service and International Direct Connect® service, which allows subscribers to communicate instantly across national borders with subscribers of other NII Holdings operating companies in Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada. Nextel Mexico’s competitors compete aggressively by offering reduced prices for postpaid wireless services, offering free or significantly discounted handsets, offering various incentives to our customers to switch service providers, including reimbursement of cancellation fees, and offering bundled telecommunications services that include local, long distance and data services. Some of these offers have been designed to target business customers, including some of Nextel Mexico’s largest accounts. Nextel Mexico is addressing these competitive actions by, among other things, offering a wider range of handsets, offering handsets to new and existing customers on more favorable terms and by offering more competitive rate plans, which has recently resulted in a decrease in our average revenue per subscriber in Mexico. Notwithstanding these actions, the more intense competitive conditions have made it more difficult for Nextel Mexico to attract new customers and retain its existing customers. With Telefonica’s recent launch of its 3G network in Mexico, all three of Nextel Mexico’s largest competitors now offer services supported by a 3G network.

Regulatory and Legal Overview.  The Secretary of Communications and Transportation of Mexico regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission oversees specific aspects of the telecommunications industry on behalf of the Secretary of Communications and Transportation.

The existing telecommunications law, which went into effect in 1995, restricts foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which has no such restriction. However, some of the licenses held by Nextel Mexico prior to 2000 are not subject to the 49% foreign ownership limitation as such licenses were originally granted under the old telecommunications law that had no such limitation to foreign ownership. All of the licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, S.A. de C.V., or Inversiones Nextel, a corporation with a capital structure known under applicable corporate law as “neutral stock,” in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares. The remaining 51% of the voting shares in Inversiones Nextel, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish governance controls and transfer restrictions that are designed to protect Nextel Mexico’s interests.

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

In contrast, entities like Operadora de Comunicaciones, S.A. de C.V., or Opcom, which is an indirect subsidiary of Nextel Mexico that hold licenses to provide local fixed/mobile wireless telephone services, are entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. Opcom also executed local-to-local interconnection agreements with a number of local carriers and local-to-mobile interconnection agreements with Telmex, Axtel, Alestra, Maxcom and others, in which Opcom is considered to be the mobile carrier. In November 2007, the Mexican authorities issued a resolution of an interconnection dispute ordering Telcel, Telefonica and Iusacell to interconnect Opcom on a mobile-to-mobile modality. Following the issuance of that resolution, Opcom entered into local-to-mobile and mobile-to-mobile interconnection agreements with Telcel,

Telefonica, Iusacell and Unefon, as well as a local-to-mobile interconnection agreement with Telmex, which acts as a transit provider between all of the mobile networks in Mexico.

Under these agreements, Nextel Mexico has lowered interconnection costs as it transitions services from providers under its existing commercial agreements and has begun offering new services in major cities, such as calling party pays services, which allow customers to receive calls without incurring related charges. Notwithstanding the 2007 decision resolving the interconnection dispute, Nextel Mexico has ongoing disputes with Telefonica, which are pending before the Mexican regulatory authorities, because Telefonica refuses to allow its subscribers to send short messages to Nextel Mexico’s subscribers that have an Opcom mobile number. Iusacell has also refused to allow its subscribers to call Nextel Mexico’s subscribers that have an Opcom mobile number.

As of December 31, 2008, Nextel Mexico has filed applications to renew 31 of its SMR licenses, 22 of which have expired. Although Nextel Mexico expects that these renewals will be granted, there is no guarantee that such renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business. Although renewal fees are governed by Mexican federal law, the Mexican authorities may impose a one-time renewal fee in addition to the fees already established under federal law. We cannot currently predict whether such a renewal fee will be imposed or estimate the related amount. See Note 3 to our consolidated financial statements included at the end of this annual report on Form 10-K.

Foreign Currency Controls and Dividends.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Dividends paid out of Nextel Mexico’s accumulated taxable income are not subject to withholding tax; a tax of up to 39% is imposed on Nextel Mexico if it pays dividends in excess of this amount. This tax may be creditable against Nextel Mexico’s future tax liability. A 15% withholding tax applies to interest paid by Nextel Mexico to NII or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its subsidiaries to Nextel Mexico.

Income Tax Legislation.  In December 2004, the Mexican government enacted tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005, 29% for 2006 and 28% for 2007 and subsequent years. On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that became effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the previous minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that superseded the previous asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. For purposes of the new minimum corporate tax, Nextel Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are acquired. This tax will be phased in at a rate of 16.5% for 2008, 17% for 2009 and a final tax rate of 17.5% for 2010 and thereafter. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable.

2.	Brazil

Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides wireless services under the tradename “Nextel” in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, along related transportation corridors and in a number of smaller markets. In 2008, we announced plans to expand our network coverage to areas in the northeast region of Brazil, including Salvador and other cities. We believe that this expansion will allow Nextel Brazil to compete more effectively by offering broader coverage and by meeting the needs of a wider range of customers who have significant operations in the new areas it will serve. As of December 31, 2008, Nextel Brazil provided service to about 1,811,700 handsets, which we estimate to be about 1.2% of the total mobile handsets in commercial service in Brazil.

Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2008, Nextel Brazil had 3,817 employees.

Competition.  Nextel Brazil competes with cellular and personal communications services providers. The largest competitors are Vivo (a joint venture of Telefonica S.A. and Portugal Telecom S.A.), which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro; Telecom Americas, which owns Claro and is controlled by America Movil; Telecom Italia Mobile; TNL PCS S.A. (a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi”); and Brasil Telecom — GSM, a subsidiary of Brasil Telecom S.A. Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A. In addition, some of Nextel Brazil’s largest competitors have launched, and now offer services supported by, a 3G network.

We believe that the most important factors upon which Nextel Brazil competes are the quality of our customer service and network, our differentiated brand positioning and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides wireless services. While its competition generally targets the prepaid market and competes on the basis of price, Nextel Brazil primarily targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with the quality of the customer care and service they receive. Nextel Brazil’s focus on the quality of its customer service and care is an important component of our strategy to attract and retain customers within our targeted customer groups. Substantially all of our subscribers in Brazil purchase our services pursuant to contracts that provide for recurring monthly payments for services for a specified term.

Regulatory and Legal Overview.  Prior to 2000, the Brazilian telecommunications regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide mobile services to all potential customer groups. With the changes to the Brazilian regulations enacted by Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as Anatel, in 2000 and in subsequent years, Brazil began opening its markets to wider competition in the mobile wireless communications market where we operate.

Some of the key regulatory changes that have been adopted include changes to the rules that limit the amount of spectrum in the 800 MHz band that Nextel Brazil is allowed to hold in a service area, which was increased in 2008 to 25MHz, allowing Nextel Brazil to increase the capacity of its networks more efficiently, the adoption of rules relating to the interconnection of Nextel Brazil’s networks with those of other carriers and the calculation of calling party pays charges. Under the changes to the rules adopted in November 2008, Nextel Brazil may own up to 25 MHz of 800 MHz spectrum only if it does not hold more than 50% of the spectrum allocated to SMR services in the 700 MHz and 900 MHz bands. Nextel Brazil does not currently own a significant amount of spectrum in either of those bands. Under the rules adopted by Anatel relating to interconnection charges, we have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays structure adopted by Anatel permits Nextel Brazil to compensate other operators for calls terminated on their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “bill and keep.” Since their adoption, these regulations have resulted in savings to Nextel Brazil in relation to interconnect charges made by other carriers.

Anatel is also responsible for the licensing of spectrum rights in Brazil, including the SMR spectrum that we use in support of our services. Any company interested in obtaining new SMR licenses from Anatel must apply and present documentation demonstrating certain technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. Before granting any license, Anatel is required to publish an announcement in the official gazette. Any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

A license for the right to provide SMR services is granted for an undetermined period of time. While the associated radio frequencies are licensed for a period of 15 years, they are renewable only once for an additional 15-year period. Renewal of the license is subject to rules established by Anatel. The renewal process must be initiated at least three years before the expiration of the original term of the license and the decision by Anatel whether to renew the license must be made within 12 months of the filing of the request for renewal. Anatel may deny a request for renewal of the license only if the applicant is not making rational and adequate use of the frequency, the applicant has committed repeated breaches in the performance of its activities, or there is a need to modify the radio frequency allocation. Nextel Brazil recently renewed licenses for an additional term of 15 years, which begins from the respective expiration of each license.

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

Nextel Brazil has, from time to time, been the target of complaints filed with the Brazilian regulatory authorities by one or more of our competitors in which our competitors seek to challenge the manner in which we conduct business. For instance, in April 2008, one of our competitors in Brazil filed a complaint with Anatel alleging that Nextel Brazil was offering services to customers in a manner that violates our license and the SMR regulations applicable to us and the services that we offer. Our competitors have also petitioned the Brazilian regulators seeking changes to the regulations applicable to our operations in an effort to make it more difficult or costly for us to operate. In this regard, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras de Celular, or ACEL, recently filed a petition against Anatel to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers under the calling party pays structure in Brazil. Because the current settlement process results in a significant reduction in our overall interconnection charges, our competitors have sought changes to these processes in order to increase our payments for call terminations. We believe that we are operating in a manner that is consistent with our license, and that the rationale that supported the adoption of the partial bill and keep settlement process applicable to our payment of termination charges continues to apply. However, if Anatel were to take actions in response to the competitor’s complaints that require us to implement limitations or restrictions on the manner in which we offer services in Brazil, or if Anatel were to eliminate the partial bill and keep settlement process or modify it to increase the amounts we pay to terminate calls, those actions could have an adverse effect on our ability to attract new customers to our services, our ability to pursue our business plans and the costs we incur to operate, which could adversely affect our results of operations.

Foreign Currency Controls and Dividends.  The purchase and sale of foreign currency in Brazil continues to be subject to regulation by the Central Bank of Brazil despite regulatory changes enacted in 2005 that were designed to reduce the level of government regulation of foreign currency transactions. Exchange rates are freely negotiated by the parties, but purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies may only be made if the original investment of foreign capital and capital increases were registered with the Brazilian Central Bank. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends. Nextel Brazil has registered substantially all of its investments with the Brazilian Central Bank.

The Nextel Brazil subsidiaries through which any dividend is expected to flow have applied to the Brazilian Central Bank for registration of its investments in Nextel Brazil. We intend to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the exchange market.

Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest on foreign loans is generally subject to a 15% withholding tax. Interest and payments including principal amounts on foreign loans are generally subject to a 0.38% foreign exchange transactions tax, except for interest and payments made on loan agreements signed after October 23, 2008, for which the applicable tax rate is zero.

3.	Argentina

Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides wireless services under the tradename “Nextel” in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2008, Nextel Argentina provided service to about 967,000 handsets, which we estimate to be about 2.2% of the total mobile handsets in commercial service in Argentina.

Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and 16 branches in the Buenos Aires area. As of December 31, 2008, Nextel Argentina had 1,686 employees.

Competition.  There are three mobile service providers in Argentina with which Nextel Argentina competes: the Telefonica Moviles Group, commercially known as Movistar; AMX Argentina S.A., which is commercially known as Claro and which is owned by America Movil S.A. de C.V.; and Telecom Personal S.A., or Personal, which is owned by Telecom Argentina S.A. All of these companies hold cellular communications services licenses, personal communications services (PCS licenses), or both. The cellular and PCS licenses each cover only a specific geographic area, but a combination of these licenses and the roaming agreements with other carriers provide each of Nextel Argentina’s competitors with national coverage. In addition, some of Nextel Argentina’s competitors have launched, and now offer services supported by, a 3G network. The PCS licenses provide existing cellular companies with increased spectrum capabilities and the ability to launch a wide range of wireless products and services. Affiliated companies of Movistar, Claro and Personal are also licensed to offer wireline local, long distance and other telecommunications services.

As a result of the purchase of Compania de Radiocomunicaciones Moviles, S.A., or Movicom, by the Telefonica Moviles Group, and due to existing limitations in the amount of spectrum that a group may hold in any given geographical region or area (50 MHz maximum), Movistar is currently subject to an obligation to return approximately 45 MHz of spectrum in certain regions where it may exceed the 50 MHz limitation. This may create opportunities for existing carriers or new entrants to bid for such spectrum should this spectrum be auctioned off publicly. However, the Argentine government has announced plans to award this spectrum to a new mobile services company made up of existing telephone cooperatives. Although it was originally announced that the new company would begin operations during 2006, no new announcements were made as of December 31, 2008.

We believe that the most important factors upon which Nextel Argentina competes are the quality of our customer service and network, brand recognition and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Argentina provides wireless services. While its competition generally targets the prepaid market, Nextel Argentina primarily targets small and medium-sized businesses with mobile workforces and high-end individuals. Substantially all of our subscribers in Argentina are on post-paid contracts.

Regulatory and Legal Overview.  The Comision Nacional de Comunicaciones, referred to as the CNC, the Secretary of Communications, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the telecommunications industry.

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

The tariffs for the services offered by Nextel Argentina are not subject to regulation and may be freely established by Nextel Argentina.

•	Authorizations of spectrum; network deployment requirements. The use of the SMR spectrum used by Nextel Argentina in support of its services is subject to the prior granting of an authorization to use that spectrum in a specified, limited geographical area. SMR authorizations granted through the year 2000 have an indefinite term, and those granted beginning in 2001 expire after a 10 year-term. Nextel Argentina holds licenses to use 1,815 channels, including those covering the major business markets areas, without expiration term, and 1,470 channels with 10-year terms, mostly in smaller markets. SMR authorizations are subject to service launch and subscriber loading requirements.

Rules adopted in 2005 under which new SMR spectrum is awarded also establish a 180-day term to launch the service in the corresponding geographical area and require that at least 30% of the infrastructure equipment deployed to operate on spectrum that is the subject of each new authorization consist of

Argentinean sourced goods. The regulation is not clear as to the computation of this percentage. Nextel Argentina believes that it has plausible arguments to eventually challenge this rule regarding Argentinean sourced goods.

•	Network interconnection. SMR service providers are assured interconnection with other operators’ networks, including the public switched telephone network, on a nondiscriminatory basis. Interconnection terms and prices are freely negotiated between the parties, although the regulations include guidelines which are generally followed in practice and which can be imposed by the Secretary of Communications if an agreement between the parties is not reached. All interconnection agreements entered into must be registered with the CNC. Additional requirements are imposed or may be imposed on all dominant carriers to ensure that the Argentine telecommunications market is open to competition. Nextel Argentina provides services to its subscribers that allow calls to be completed on other carriers’ networks under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. Nextel Argentina has also implemented a calling party pays program with the fixed line carriers with whom it interconnects under which Nextel Argentina is compensated at agreed rates for calls made to its subscribers from those networks for those subscribers who purchase our services under calling party pays rate plans. Charges recovered by Nextel Argentina for calling party pays calls originated in fixed lines depend on a reference price set periodically by the Minister of Federal Planning, Public Investments and Services.

•	Turnover tax. The government of the city of Buenos Aires imposes a turnover tax rate of 6% of revenues for cellular companies while maintaining a 3% rate for other telecommunications services. From a regulatory standpoint, we are not considered a cellular company, although, the city of Buenos Aires made claims to the effect that the higher turnover tax rate should apply to our services. We disputed these claims, although we made payments under protest totaling $23.0 million to the city of Buenos Aires with respect to these disputed taxes. In November 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires relating to a portion of these taxes paid under protest. Nextel Argentina believes that such tax refund clarifies and confirms the 3% general turnover tax rate and that it should be entitled to receive additional refunds of all or a portion of the remaining amounts paid under protest.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues.

Foreign Currency Controls and Dividends.  On January 6, 2002, an Argentine emergency law became effective, and the government formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law was extended through December 31, 2009 by the passing of a subsequent law.

On February 3, 2002, the Federal Executive Power issued a decree that reorganized Argentina’s financial system and converted the economy into Argentine pesos.

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

On June 9, 2005, the Federal Executive Power issued a decree that introduced restrictions to the transfer of funds to and from Argentina and created a mandatory deposit of 30% of the funds transferred to Argentina. This decree provides that, under certain circumstances, both Argentinean and non-Argentinean residents transferring funds from abroad to Argentina are obligated to make a 365-day registered non-transferable non-interest bearing cash deposit equal to 30% of the funds transferred by them to Argentina. Among others, foreign direct investment and subscription of primary issuances of debt or cash securities with public offering in the capital or stock markets are exempt from such restricted deposit requirement.

Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as reported in the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles and duly approved by the shareholders meeting. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of accumulated profits paid out in excess of the profits computed for income tax purposes as of the financial year preceding the date of the distribution of such dividends. If dividends are paid in this manner, a 35% withholding tax applies on the amount of the surplus. A withholding tax of 35% applies to interest paid by Nextel Argentina to NII Holdings or any of its U.S. subsidiaries with respect to intercompany loans made by NII Holdings or its subsidiaries to Nextel Argentina.

4.	Peru

Operating Company Overview.  We refer to our wholly-owned Peruvian operating company, Nextel del Peru S.A., as Nextel Peru. Nextel Peru provides wireless services under the tradename “Nextel” in major business centers, including Arequipa, Chimbote, Cuzco, Ica, Lima and Trujillo, and along related transportation corridors.

As of December 31, 2008, Nextel Peru provided service to about 668,700 handsets, which we estimate to be about 3.5% of the total mobile handsets in commercial service in Peru.

Nextel Peru is headquartered in Lima. As of December 31, 2008, Nextel Peru had 1,459 employees.

In July 2007, Proinversion, the governmental agency that promotes investment in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government. We are currently planning to deploy a network utilizing 3G technology on this spectrum in 2009.

Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including Telefonica Moviles S.A. and America Movil Peru S.A.C., a subsidiary of Mexico’s America Movil. Telefonica Moviles S.A. provides nationwide coverage and operates under the brand name “Movistar.” America Movil provides nationwide coverage and operates under the brand name “Claro.”

We believe that the most important factors upon which Nextel Peru competes are the quality of our customer service and network, brand recognition and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides wireless services. Nextel Peru primarily targets mobile workforces, including large, mid-size and small corporations and their respective business networks.

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

•	Spectrum licensing. In Peru, wireless service providers, including SMR service providers, are granted 20-year licenses that may be renewed for an additional 20-year term, subject to compliance with the terms of the license. Peru imposes no limitation on foreign ownership of wireless licensees. Licenses may be revoked before their expiration for material violations of applicable regulatory and license requirements. Licensees must also comply with a minimum expansion plan that establishes the minimum loading and coverage requirements for the licensees, as well as spectrum targets under the licenses. Nextel Peru has met its loading and coverage requirements and has reached its spectrum targets. In addition, we acquired rights to use 1.9 GHz spectrum in Peru that require us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve.

•	Network interconnection. Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by

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

•	Tax matters. In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to offset those tax loss carryforwards against taxable income, and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2006, 2007 and 2008, Nextel Peru generated taxable income and offset all of its accumulated tax loss carryforwards against the taxable income generated in those years. The 1998 tax stability agreement effectively expired on January 1, 2008. As of 2007, net operating losses may be offset alternatively (i) during the four consecutive years as of the year in which the loss was incurred, or (ii) without limitations, provided that only 50% of the taxable income is offset per year. In December 2008, Nextel Peru entered into a new and substantially similar tax stability agreement with the Peruvian government under which Nextel Peru has been granted stability of the income tax regime in effect as of that date, including the new regime for loss carryforwards, expiring on September 20, 2027.

Foreign Currency Controls and Dividends.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On both October 1, 1998 and May 31, 2001, Nextel International (Peru), LLC executed legal stability agreements with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, its investments in Nextel Peru of $85.0 million and $100.0 million, respectively. Both of such agreements have a term of 10 years. In addition, on September 21, 2007, Nextel International (Peru), LLC entered into a legal stability agreement under which investments of $166.5 million to be made by Nextel Peru before September 20, 2012 will be stabilized under the same conditions as the aforementioned legal stability agreements for a period of 20 years. The new legal stability agreement expires on September 20, 2027.

The payment and amount of dividends on Nextel Peru’s common stock is subject to the approval of a majority of the stockholders at a mandatory meeting of its stockholders. According to Peruvian corporate law, the stockholders may decide on the distribution of interim dividends or, alternatively, delegate the decision to the board of directors. Dividends are also subject to the availability of profits, determined in accordance with Peruvian generally accepted accounting principles. Profits are available for distribution only after 10% of pre-tax profits have been allocated for mandatory employee profit sharing, and 10% of the net profits have been set aside to constitute a legal reserve. This reserve is not available for use except to cover losses in the profit and loss statement. This reserve obligation remains until the legal reserve constitutes 20% of the capital stock. Once this legal reserve is met, the balance of the net profits is available for distribution. A 4.1% withholding tax applies to dividends paid by Nextel Peru to its foreign shareholders, and a 30% withholding tax applies to interest paid by Nextel Peru to NII Holdings or its non-Peruvian subsidiaries with respect to intercompany loans made by NII Holdings or its subsidiaries to Nextel Peru.

5.	Chile

Operating Companies Overview.  We refer to our wholly-owned Chilean operating companies, Centennial Cayman Corp. Chile S.A. and Multikom, S.A., as Nextel Chile. Nextel Chile provides wireless services under the tradename “Nextel”. These operating companies provide service in Santiago, Valparaiso and Vina del Mar, along related transportation corridors and on a limited basis in San Antonio, Rancagua, Melipilla, Talagante and San Felipe. As of December 31, 2008, Nextel Chile provided services to about 25,700 handsets.

Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2008, Nextel Chile had 216 employees.

Competition.  The three established mobile telephone service providers, Entel Chile, Telefonica Moviles de Chile S.A. and Claro S.A. provide services throughout Chile that compete with Nextel Chile’s wireless services. These competitors also offer 3G mobile services. In addition, other providers of SMR services in Chile have recently sought to amend their telecommunications concessions to allow these providers to deploy digital networks and offer related services in the 400 MHz spectrum band. If the Chilean government auctions licenses related to 3G spectrum in the near future as planned, we expect at least one additional competitor to enter the Chilean market.

Regulatory and Legal Overview.  The main regulatory agency of the Chilean telecommunications sector is the Ministry of Transportation and Telecommunications (the Ministry), which acts primarily through the Undersecretary of Telecommunications (the Undersecretary).

•	Licenses of telecommunications services; network deployment obligations. Telecommunications concessions granted by the Chilean regulatory authorities are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more concessions for the provision of the same service on the same location, except where technical limitations exist. Concessions for the provision of public telecommunications services are generally granted for a 30-year period. These concessions may be renewed for additional 30-year periods if requested by the concessionaire.

In order to provide digital SMR services in Chile, incorporate digital technology to the networks of our Chilean operating companies and obtain the corresponding authorization to interconnect such networks to the publicly switched telephone network, we have sought and obtained amendments to a number of SMR concessions. The regulatory action approving those amendments required us to build the network within a specified period for each of the amended concessions. We have subsequently obtained several amendments and extensions of the build-out deadline specified in the approved amendments to our SMR concessions. We are currently required to complete the construction of the first stages of the authorized network by October 2009. Currently the network has been partly built and approval upon completion of such network has been granted by the authorities, granting Nextel Chile the permission to begin rendering digital services and charging for them. If the rest of Nextel Chile’s digital network is not completed within this extended timeframe, and if we cannot obtain a new extension, we may be sanctioned by the Chilean authorities with a written admonition or nominal fines unless Nextel Chile decides to forfeit its right to build out the remaining sites not yet built in accordance with the build-out commitments. For regulatory purposes, we have also requested an extension of the build-out deadline for a number of analog concessions with coverage outside of the area served by our digital network. If we cannot obtain a new extension, we may be sanctioned by the Chilean authorities with a written admonition or nominal fines unless Nextel Chile decides to forfeit its right to build out the remaining sites not yet built in accordance with the build-out commitments.

•	Network interconnection. In Chile, concessionaires of public telecommunications services and concessionaires of long distance telephony services are required by law to establish and accept interconnection with each other. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type.

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

SMR concessionaires may freely determine the fees charged to their subscribers. However, the fees and tariffs charged by a telecommunications concessionaire to other telecommunications concessionaires for the services rendered through interconnection, including the access fees, are determined and established by the regulatory authorities in accordance with a tariff-setting procedure based upon, among other things, the cost structure, including expansion plans, of an efficient concessionaire, as set forth in the General Telecommunications Law. The regulatory authorities recently established the tariff for access to the networks of our three primary competitors in Chile, which became effective in January 2009.

Foreign Currency Controls and Dividends.  The purchase and sale of foreign currency in Chile is not subject to governmental control. Accordingly, any person may freely engage in foreign exchange transactions. There are two foreign exchange markets in Chile. The first is the formal exchange market, which is subject to regulations of the Chilean Central Bank and consists of banks and other entities authorized to participate in the formal market by the Central Bank. This market is generally used for trade-related transactions, such as import and export transactions, regulated foreign currency investments and other transactions, such as remittances abroad. The informal exchange market consists of entities not expressly authorized to operate in the formal exchange market, such as foreign exchange houses and travel agencies. In general, foreign exchange transactions may be done through the formal or the informal foreign exchange markets. Both markets operate at floating rates freely negotiated between the participants. There are no limits imposed on the extent to which the informal exchange rate can fluctuate above or below the formal exchange rate or the observed exchange rate. The observed exchange rate is an official reference exchange rate determined each day by the Central Bank based on the average exchange rates observed in the formal exchange market.

Foreign investments are subject to regulations in Chile that impose certain requirements that affect the repatriation of those investments. The investment of capital exceeding US $10,000 in Chile and the repatriation of the investment and its profits must be carried out under either Decree Law No. 600 or under Chapter XIV of the Compendium of Foreign Exchange Regulations issued by the Central Bank of Chile under the Central Bank Act. Foreign funds registered under Decree Law No. 600 provide specified guarantees with respect to the ability to repatriate funds and the stability of the applicable tax regime. Decree Law No. 600 permits foreign investors to access the formal exchange market to repatriate their investments and profits.

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

Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations, such as our Chilean operating companies, must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by publicly traded stock corporations apply. In any event, the Board of Directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions. As a general rule, any dividend paid by Nextel Chile to its foreign shareholders will be subject to a 35% withholding tax rate, reduced by a tax credit to recognize the 17% corporate tax paid by Nextel Chile on the income distributed or remitted abroad. As a general rule, a 35% withholding tax applies to interest paid by Nextel Chile to NII Holdings or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its subsidiaries to Nextel Chile.

M.	Employees

As of December 31, 2008, we had 12,299 employees. Nextel Brazil is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2010. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2008, none of Nextel Mexico’s employees have chosen to participate under these agreements. Except for these agreements with our subsidiaries in Brazil and Mexico, neither we nor any of our other operating companies is a party to any collective bargaining agreement although certain of our operating companies are subject to employment statutes and regulations that establish collective bargaining arrangements that are similar in substance to collective bargaining agreements. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.

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

1.	Adverse changes in the economic environment in our markets and a decline in foreign exchange rates for currencies in our markets and increases in the cost of capital may adversely affect our growth and our operating results.

During 2008, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. These conditions are expected to continue into 2009 with most economists predicting a significant slowing, and possibly a contraction, of economic growth globally, including and in the markets in which we operate. There has also been an increase in the inflation rates in some of the markets in which we operate, particularly in Argentina. These economic trends could affect our business in a number of ways by:

•	reducing the demand for our services resulting from reduced discretionary spending;

•	increasing the level of competition among the other wireless service providers as we compete for a smaller number of potential customers, which could require us to offer more competitive service plans that could result in lower average revenue per subscriber; and

•	increasing the level of voluntary customer turnover due to increased competition and simultaneously increasing the levels of involuntary customer turnover and bad debt expense as customers find it more difficult to pay for services.

Historically, our operations have been subject to significant volatility of the foreign currencies of the countries in which we do business. Increased volatility of foreign currency exchange rates has had and continues to have a significant effect on us because nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars. For example, in 2008, we had foreign currency transaction losses of $120.6 million that were primarily the result of the significant depreciation in the value of the Brazilian real and the Mexican peso relative to the U.S. dollar during the second half of 2008. From September 30, 2008 to December 31, 2008, the exchange rate for the Brazilian real increased from 1.91 reais per U.S. dollar to 2.34, and the exchange rate for the Mexican peso increased from 10.79 pesos per U.S. dollar to 13.54. The depreciation in the values of the local currencies in the markets where we operate makes it more costly for us to service our debt obligations and affects our operating results because we pay for some of our operating expenses and capital expenditures in U.S. dollars. In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations may result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments in local currencies. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

Deteriorating conditions in the economy and the capital markets have also resulted in significant increases in the cost of capital and have made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. We depend upon access to the credit and capital markets to help fund the growth of our business, for the acquisition of additional spectrum and for capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. If the present financial market conditions continue, we expect that our borrowing costs will increase to the extent that we incur new debt at comparatively higher interest rates to finance our growth and as a result of increases in the interest rates on our variable rate debt obligations. As of December 31, 2008, $476.7 million, or 21%, of our consolidated indebtedness was variable rate debt. Significant increases in the cost of capital could adversely affect our profitability. These market conditions may limit our access to funding that may be needed to pursue our expansion plans and to acquire rights to use spectrum and deploy networks that use new technologies in our markets.

2.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

Our success will depend on the ability of our operating companies to compete effectively with other telecommunications services providers, including wireline companies and other wireless telecommunications companies, in the markets in which they operate. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

a.	Competition in our markets has recently intensified making it more difficult for us to attract and retain customers.

Competition in our markets has intensified in recent periods, and we expect that it will continue to intensify in the future as a result of the entry of new competitors, the development of new technologies, products and services, and the auction of additional spectrum. We also expect the current consolidation trend in the wireless industry to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in larger competitors with greater financial, technical, promotional and other resources to compete with our businesses.

Among other things, our competitors have:

•	provided increased handset subsidies;

•	offered higher commissions to distributors;

•	provided discounted or free airtime or other services;

•	expanded their networks to provide more extensive network coverage;

•	developed and deployed networks that use new technologies and support new or improved services;

•	offered incentives to larger customers to switch service providers, including reimbursement of cancellation fees; and

•	offered bundled telecommunications services that include local, long distance and data services.

We anticipate that competition will lead to continued significant advertising and promotional spending as well as continued pressure on prices for voice services and handsets. In addition, portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been introduced in some of our markets, including Mexico and Brazil, and may be introduced in other markets in the near future. These developments and actions by our competitors could negatively impact our operating results and our ability to attract and retain customers. The cost of adding new customers may increase, reducing profitability even if customer growth continues. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could decline.

b.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

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

c.	Our equipment is more expensive than that of our competitors, which may limit our ability to compete with other companies that rely on more prevalent technologies and less expensive equipment.

Our current networks utilize iDEN technology developed and designed by Motorola. iDEN is a proprietary technology that relies solely on the efforts of Motorola and any current or future licensees of this technology for product development and innovation. Additionally, Motorola and RIM are the sole suppliers of all of our handsets. In contrast, our competitors use infrastructure and subscriber equipment that are based on standard technologies like GSM and WCDMA, which are substantially more widely used technologies than iDEN and are available from a significant number of suppliers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

d.	Our operating companies may face disadvantages when competing against formerly government-owned incumbent wireline operators or wireless operators affiliated with them.

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

e.	Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain customers.

We have recently expanded the coverage of our networks, particularly in Mexico and Brazil, but our networks do not offer nationwide coverage in the countries in which we operate and our current technology limits our potential roaming partners. As a result, we may not be able to compete effectively with cellular and personal communications services providers, many of whom operate cellular and personal communications networks with more extensive areas of service. Additionally, many of these providers have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we currently use in our networks is not compatible with other wireless technologies such as the digital cellular or personal communications services technologies used by our competitors or with other iDEN networks not operating in the 800 MHz spectrum. Although some of the handset models that we sell are compatible with both iDEN 800 MHz and GSM 900/1800 MHz systems, we offer very few of these models and, as such, we are more limited in our ability to offer the breadth of roaming capabilities of our competitors. In addition, our customers are not able to roam on other carriers’ networks where we do not have roaming agreements. These factors may limit our ability to attract and retain certain customers.

To date, we have not entered into roaming agreements with respect to GSM services offered in the countries in which our operating companies conduct business, but have entered into agreements that allow our customers to utilize roaming services in other countries using the handsets that are compatible with both iDEN and GSM systems and using other GSM handsets.

f.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

The wireless telecommunications industry is experiencing significant technological change. For example, many of our competitors, including Telefonica in Mexico, America Movil in Brazil, Telecom Personal, S.A. in Argentina, America Movil and Telefonica Moviles in Peru and Entel Chile in Chile, have recently launched upgraded network technology, often referred to as 3G technology, which is designed to allow them to offer services that incorporate high speed data services, including internet access and video telephony. These and other future technological advancements may enable competitors who use other wireless technologies to offer features or services we cannot provide or exceed the quality of our current level of service, thereby making the services we offer less competitive. In addition, much of the 800 MHz spectrum that our operating companies are licensed to use is non-contiguous while the 3G technology platforms that are currently available operate only on contiguous spectrum, and, except in Peru, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology. These factors may make it more difficult or impossible for us to migrate to a new technology if we choose to do so unless we have also acquired spectrum that supports these new technologies. Acquiring the spectrum and deploying the related network equipment requires a significant amount of time and capital. If we are unable to acquire additional spectrum or deploy new technologies using that spectrum, we will be heavily reliant on Motorola, as the sole supplier of iDEN technology, to maintain the competitiveness of our services and subscriber equipment. As a result, if Motorola is unwilling or unable to upgrade or improve iDEN technology or develop other technology solutions to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. In addition, if we decide to pursue the deployment of a new technology that operates on a different spectrum band, we will incur costs to acquire this new spectrum band. See “7. Costs and other aspects of a future deployment of advanced communications technologies could adversely affect our operations.” for more information. Motorola’s support of the evolution of the iDEN technology and the development of new features, functionality and handset models may be affected by the amount of iDEN equipment purchased by Sprint Nextel Corporation. Sprint Nextel Corporation’s plans for the iDEN technology have been uncertain for some time. Any significant decline in support of iDEN technology by Sprint Nextel Corporation could result in us receiving less support from Motorola and could make it more difficult for us to compete with competitors who offer a wider range of handset models and services. In addition, competition among the differing wireless technologies could:

•	segment the user markets, which could reduce demand for our technology; and

•	reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of the network and most of the end user equipment used to provide our wireless services, to developing or improving the technology for our systems.

g.	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our networks. We may have difficulty attracting and retaining customers if we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise or if these issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	place us at a competitive disadvantage to other wireless service providers in our markets.

h.	If our current customer turnover rate increases, our business could be negatively affected.

During 2008, we experienced a higher consolidated customer turnover rate, which resulted primarily from the more competitive sales environment in Mexico. In addition, portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been introduced in some of our markets, including Mexico and Brazil, and may be introduced in other markets in the near future, which could make it more difficult for us to retain our customers. The cost of acquiring a new subscriber is much higher than the cost of maintaining an existing subscriber. Accordingly, an increase in subscriber deactivations could have a negative impact on our operating income, even if we are able to obtain one new subscriber for each lost subscriber. If we experience an increase in our customer turnover rate, due to these factors or to the recent decline in general economic conditions, our ability to achieve revenue growth could be impaired.

i.	We may be limited in our ability to grow unless we expand network capacity and coverage and address increased demands on our business systems and processes as needed.

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

In the past, we have experienced difficulty in obtaining sufficient volumes and types of handsets from Motorola; delays in the development and availability of new handset models; and handset manufacturing quality problems, particularly with respect to new handset models. Our operating performance and ability to retain new customers may be adversely affected if we are not able to timely and efficiently address these matters, meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. In the next few years, we plan to deploy new systems that are designed to support the expected demands on our customer care and billing functions, but the transition to these new systems could heighten these risks. If we encounter problems in this transition, it could have a material adverse effect on our business.

3.	We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

a.	We face economic and political risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations or hurt our performance.

Our operations depend on the economies of the markets in which our operating companies conduct business, all of which are considered to be emerging markets. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and in prior years, significantly higher than the inflation rate in the United States. Specifically, in the last three years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated in the next several years, which will increase our costs and could reduce our profitability in Argentina. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues. During the second half of 2008, the United States and global economies experienced a significant downturn. That downturn will affect to varying degrees the growth of the economies in the countries in which our operating companies conduct business. If these global economic conditions continue or worsen, or have a more significant impact in the countries in which we operate, it may adversely affect our results of operations.

In recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. We are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate. Other risks associated with political instability could include the risk of expropriation or nationalization of our assets by the governments in the markets where we operate. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country or in the United States may affect our business as a whole, including our access to international capital markets.

b.	We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services.

Beginning in September 2008, there has been a significant depreciation in the value of the local currencies in all of our markets relative to the U.S. dollar. For example, from September 30, 2008 to December 31, 2008, the exchange rate for the Brazilian real increased from 1.91 reais per U.S. dollar to 2.34, and the exchange rate for the Mexican peso increased from 10.79 pesos per U.S. dollar to 13.54. Because nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars, the depreciation in the value of local currencies in the countries in which our operating companies conduct business relative to the U.S. dollar could make it more costly for us to service our debt obligations in the future. In 2008, this depreciation resulted in foreign currency transaction losses of $120.6 million that were primarily the result of the significant depreciation in the value of the Brazilian real and the Mexican peso relative to the U.S. dollar during the second half of the year. In addition, we pay for some of our operating expenses and capital expenditures in U.S. dollars. The depreciation of the local currencies results in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets.

In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations affect our reported revenues, operating income and earnings, as well as the carrying value of our assets, including the value of cash investments in local currencies. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, as well as the value of our assets held in local currencies, to be adversely affected. As of December 31, 2008, approximately 48% of our total cash and cash equivalents was held in currencies other than U.S. dollars, with a majority held in Mexican pesos. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business relative to the U.S. dollar depreciate further, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

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

Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets from North America and, to a lesser extent, from Europe and Asia. Network equipment and handsets may be subject to significant import duties and other taxes in the countries in which our operating companies conduct business. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results will be negatively impacted.

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

Distributions of earnings and other payments, including interest, received from our operating companies may be subject to withholding taxes imposed by some countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from those operating companies. See ‘‘— L. Operating Companies” for more information.

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

Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases, our petitions have been denied and we are currently appealing those decisions. See Note 8 to our consolidated financial statements for more information regarding our potential tax obligations in Brazil.

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

4.	Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.

The operation, expansion and upgrading of our networks, as well as the marketing and distribution of our services and products require substantial capital. Our funding needs may also increase in order to pursue one or more of the following opportunities:

•	acquisitions of spectrum licenses, either through government sponsored auctions including auctions of spectrum that are expected to occur in Mexico and Brazil, or through acquisitions of third parties, acquisitions of assets or businesses or other strategic transactions;

•	a decision by us to deploy new network technologies, in addition to the planned network deployment in Peru, or to offer new communications services in one or more of our markets; or

•	our expansion into new markets or further geographic expansion in our existing markets, including the construction of additional portions of our network.

Our funding needs could also be affected by changes in economic conditions in any of our markets generally, or by competitive practices in the mobile wireless telecommunications industry from those currently prevailing or from those now anticipated, or by other presently unexpected circumstances that may arise that have a material effect on the cash flow or profitability of our mobile wireless business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs.

We also have substantial outstanding indebtedness that will mature or may be tendered for purchase over the next five years, with approximately $497.7 million in obligations currently outstanding and due during that period under our syndicated loan facilities in Mexico and Brazil ($89.8 million of which is due in 2009), $350.0 million in convertible indebtedness that may be tendered for purchase at the option of the relevant holders on each of August 15, 2010, 2012, 2015 and 2020, and $1.2 billion in convertible indebtedness that matures in 2012, which will require us to either refinance the indebtedness and/or repay it with our available cash. In addition, upon the occurrence of certain kinds of change of control events, we may be required to repurchase or repay a significant portion of our outstanding debt.

Historically, cash flow from our operating activities has not been sufficient to cover all of our consolidated working capital requirements, interest expenses, taxes and capital expenditures as we have expanded our business. As a result, our existing or potential funding needs for our business, including funds required to support our plans to acquire spectrum and deploy networks that use new technologies, and for other purposes including the refinancing of our existing indebtedness, may make it necessary for us to secure additional financing, in the form of either debt or equity. Our ability to obtain additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

The recent disruption in the global capital markets, including the markets where we operate and in the United States, has made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. If these market conditions continue, it may limit or make it more difficult and expensive for us to access the capital markets and raise funds to meet these needs. If we have insufficient internal cash flow, or if we are unable to raise the funds we need on terms that are acceptable, we may be unable to pursue our business expansion plans, including our plans to acquire additional spectrum and deploy networks that use new technologies in our markets, which could adversely affect our financial condition, results of operations and cash flows.

5.	Our current and future debt may limit our flexibility and increase our risk of default.

As of December 31, 2008, the book value of our long term debt was $2,193.2 million, including $1,200.0 million of 3.125% convertible notes due 2012, $350.0 million of 2.75% convertible notes due 2025, that may be tendered for purchase at the option of the relevant holders on each of August 15, 2010, 2012, 2015 and 2020, $416.1 million for syndicated loan facilities in Mexico and Brazil, $151.9 million in obligations associated with the sale and leaseback of communication towers, $65.5 million in capital lease obligations and $9.7 million in spectrum license financing and other. We may incur additional debt in the future to provide funding for, among other things, capital expenditures and other costs relating to the expansion of our business, including the expansion of our existing networks or deployment of new network technologies, acquisitions of spectrum, other assets or businesses and for other corporate purposes.

Our existing debt and debt we may incur in the future could:

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing that we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.

We may, over time and as market conditions permit, incur significant additional indebtedness for various purposes, which may include, without limitation, expansion of our existing network, the acquisition of telecommunications spectrum licenses or other assets, the deployment of new network technologies and the refinancing, repayment or repurchase of outstanding indebtedness. The terms of the agreements governing our other indebtedness permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify.

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

These syndicated loan facilities also require Nextel Mexico and Nextel Brazil, as applicable, to maintain specified financial ratios and satisfy financial tests. If Nextel Mexico or Nextel Brazil are not able to meet the applicable ratios and satisfy other tests, or if we fail to comply with any of the other restrictive covenants noted above or that are contained in any other financing agreements, we will be in default with respect to one or more of the applicable financing agreements, which in turn may result in defaults under the remaining financing arrangements, giving our lenders and the holders of our debt securities the right to require us to repay all amounts then outstanding.

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

6.	Because we rely on one supplier for equipment used in our mobile networks, any failure of that supplier to perform could adversely affect our operations.

Much of the spectrum that our operating companies are licensed to use is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, Motorola is currently our sole source for most of the network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset, which is manufactured by Research in Motion, or RIM. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel Corporation, is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel Corporation has launched high performance push-to-talk services on its next generation CDMA network platform. As a result, Sprint Nextel Corporation’s plans for the iDEN technology have been uncertain for some time, which we believe has contributed to a recent decline in Motorola’s support for the development of new iDEN handset models. As a result, we have had access to a reduced number of new handset models, which has made it more difficult for us to compete effectively in some of our markets where new handset styles and features are heavily valued by customers. Lower levels of iDEN equipment purchases by Sprint Nextel Corporation could also significantly increase our costs for equipment and new network features and handset developments and could impact Motorola’s decision to continue to support iDEN technology beyond their current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, including potentially as a result of adverse developments at Motorola with respect to its operations, profitability, and financial condition or other business developments, we will be materially adversely affected.

7.	Costs and other aspects of a future deployment of advanced technology could adversely affect our operations.

We may decide to acquire new spectrum rights and deploy new technologies to enable us to offer our customers new and advanced services. To date, we have acquired rights to use 1.9 GHz spectrum in Peru that require us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. Our deployments of new technologies to offer our customers new and advanced services in Peru and our other markets will require significant capital expenditures. Those expenditures could increase in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications, such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. In addition, a deployment of new technologies will result in incremental operating expenses prior to fully launching services. We would also incur significant costs associated with the integration of services offered on the new networks with those offered on our existing iDEN network and with the integration of billing, customer care and other support functions.

Additionally, we may be required to raise additional funds in order to finance the costs associated with the development and deployment of a new technology and, if required, the acquisition of related spectrum rights in one or more of our markets including auctions of spectrum that are expected to occur in Mexico and Brazil. To do so, we may issue shares of common stock or incur new debt. Current conditions in the financial markets may make it more difficult and expensive for us to access the capital markets and raise funds to meet these needs. See “4. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.” for more information.

8.	Government regulations determine how we operate in various countries, which could limit our growth and strategic plans.

In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. In some markets, we are unable, or have limitations on our ability, to provide some types of services we have planned to offer. These limitations, or similar regulatory prohibitions or limitations on our services that may arise in the future could increase our costs, reduce our revenues or make it more difficult for us to compete.

Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, in April 2008, one of our competitors in Brazil filed a complaint with Anatel alleging that Nextel Brazil was offering services to customers in a manner that violates our license and the SMR regulations applicable to us and the services we offer. While we believe that we are operating in a manner that is consistent with our license and the applicable regulations and intend to oppose any claims made or actions taken against us, if Anatel were to take actions in response to the competitor’s complaint that require us to implement limitations or restrictions on the manner in which we offer services in Brazil, those actions could have an adverse effect on our ability to attract new customers to our services. If our competitors are successful in pursuing claims such as these, or if the regulators in our markets take actions against us in response to actions initiated by our competitors, our ability to pursue our business plans and our results of operations could be adversely affected. In addition, if our competitors were to challenge the results of auctions in which we are a participant, it could adversely affect our ability to offer services and our ability to acquire the rights to use spectrum that would provide us with the ability to deploy new technologies that support new services.

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

9.	Our reliance on indirect distribution channels for a significant portion of our sales exposes us to the risk that our sales could decline or cost of sales could increase if there are adverse changes in our relationships with, or the condition of, our indirect dealers.

Our business depends heavily upon third party distribution channels for securing a substantial portion of the new subscribers to our services. In some of our markets, a significant portion of our sales through these indirect distribution channels is concentrated in a small number of third party dealers. Because these third party dealers are a primary contact between us and the subscriber in many instances, they also play an important role in customer retention. As a result, the volume of our new subscriber additions and our ability to retain subscribers could be adversely affected if these third party dealers terminate their relationship with us, if there are adverse changes in our relationships with these dealers or if the financial condition of these dealers deteriorates. In addition, our profitability could be adversely affected if we increase commissions to these dealers or make other changes to our compensation arrangements with them.

10.	The costs we incur to connect our operating companies’ networks with those of other carriers are subject to local laws in the countries in which they operate and may increase, which could adversely impact our financial results.

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local and long distance transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we usually incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to local regulation in most of the countries in which we operate, and often require us to negotiate agreements with the other carriers, some of whom are our competitors, in order to provide our services. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations in the countries in which we operate and the negotiations with the other carriers. For example, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras de Celular, or ACEL, recently filed a petition against Anatel to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers under the calling party pays structure in Brazil. Changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

11.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In Mexico, we have filed applications to renew 31 of our licenses, 22 of which have expired. While we expect that these renewals will be granted, if some or all of these renewals are not granted, it could have an adverse effect on our business.

12.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

We have entered into agreements with Motorola that impose certain limitations and conditions on our ability to use other technologies that would displace our existing iDEN-based networks. These agreements may delay or prevent us from deploying new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. If Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. If we utilize alternate equipment suppliers, it may limit our ability to obtain the most favorable volume pricing.

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

13.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.

Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual royalty-free basis in Latin America. However, that license is limited to the use of the trademarks in connection with the offering of specified services, which may not include all of the services we propose to offer in the future, and Nextel Communications may terminate the license on 60 days notice if we commit one of several specified defaults (namely, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, upon 30 days notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” name and trademark could have a material adverse effect on our operations.

14.	We have significant intangible assets that may not generate adequate value to satisfy our obligations in the event of liquidation.

If we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, primarily telecommunications licenses. The value of these licenses will depend mostly upon the success of our business and the growth of the wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $1,469.0 million as of December 31, 2008.

15.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.

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

16.	Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations and changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs, including the impact of the recent disruption in global capital markets that have made it more difficult or costly to obtain funding on acceptable terms;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of our mobile services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings; and

•	other risks and uncertainties described in this annual report on Form 10-K and from time to time in our other reports filed with the Securities and Exchange Commission.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 79,226 square feet of office space under a lease expiring in February 2020. In addition, each of our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2008, our operating companies had constructed sites at leased and owned locations for their business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico	2,607
Nextel Brazil	2,478
Nextel Argentina	832
Nextel Peru	472
Nextel Chile	72

Total	6,461

These sites include sites sold and leased back from American Tower Corporation, as well as various co-location sites with American Tower Corporation and other operators.

Item 3.	Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 8 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

The following people were serving as our executive officers as of February 20, 2009. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 46, has been a director on the board of NII Holdings since 1997, chief executive officer from 2000 until February 2008 and chairman of the board since November 12, 2002. In February 2008, he became executive chairman of NII Holdings. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Steven P. Dussek, 52, has been a director on the board of NII Holdings since 1999 and has been chief executive officer of NII Holdings since February 2008. Prior to joining NII Holdings, Mr. Dussek served as president and chief executive officer of Dobson Communications Corporation, a publicly traded wireless telecommunications company, from April 2005 until November 2007 when AT&T Wireless Services acquired Dobson Communications Corporation. From 1999 to 2000, Mr. Dussek was the chief executive officer of NII Holdings and was the president and chief operating officer of NII Holdings from March 1999 until September 1999. From 1996 to 2002, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From 1995 to 1996, Mr. Dussek served as vice president and general manager of the northeast region for the PCS division of AT&T Wireless Services. From 1993 to 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc., a paging company.

Gokul Hemmady, 48, has been the vice president and chief financial officer of NII Holdings since June 2007. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.

Gary D. Begeman, 50, has been the vice president and general counsel of NII Holdings since February 2007 having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2003 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation and was a vice president of Nextel Communications, Inc. prior to its merger with Sprint. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.

Alfonso Martinez, 47, has been our vice president of human resources since December 2008. From 2005 to November 2008, Mr. Martinez held various management positions with Sodexo, an integrated food and facilities management service provider, and was most recently the group vice president of global talent. From 2003 to 2005, Mr. Martinez was the chief executive officer of the Hispanic Association on Corporate Responsibility. Prior to 2003, Mr. Martinez held various positions with Capital One, Aetna Insurance and Marriott International.

John McMahon, 44, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

Gregory J. Santoro, 46, has been our vice president and chief marketing and strategy officer since February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.

Alan Strauss, 49, has been our vice president and chief technology and engineering officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

Daniel E. Freiman, 37, has been our vice president and treasurer since October 2008. Mr. Freiman was our vice president and controller from April 2005 to September 2008. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.

Catherine E. Neel, 48, has been our vice president and controller since October 2008. Ms. Neel was our vice president, treasurer and assistant secretary from November 2002 to September 2008. From 1999 to 2002, Ms. Neel was the assistant treasurer of NII Holdings. Prior to 1999, Ms. Neel held various management positions with Bellsouth Corporation and was in public accounting with Arthur Andersen LLP.

Ruben Butvilofsky, 56, has served as president of Nextel Argentina since August 2005. From 1998 to August 2005, Mr. Butvilofsky served as Nextel Argentina’s vice president of commercial operations. Prior to joining Nextel Argentina, Mr. Butvilofsky was the sales director of Liberty ART, a subsidiary of Liberty Mutual, in their Argentina operations. Before joining Liberty ART, he was a direct sales manager for Bellsouth (Movicom) and an indirect channel manager for IBM Argentina.

Sergio Borges Chaia, 43, has served as president and chief executive officer of Nextel Brazil since January 2007. From 1996 until he joined Nextel Brazil in 2007, Mr. Chaia held various management positions with Sodexho Pass Brazil, including president, chief executive officer and managing director.

Peter A. Foyo, 43, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

Miguel E. Rivera, 56, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

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

	Price Range of
	Common Stock
	High	Low

2007
First Quarter	$76.35	$60.53
Second Quarter	82.91	74.19
Third Quarter	90.43	64.40
Fourth Quarter	83.44	42.50
2008
First Quarter	$52.72	$28.71
Second Quarter	52.37	32.04
Third Quarter	57.05	32.93
Fourth Quarter	38.43	12.38

2.	Number of Stockholders of Record

As of February 20, 2009, there were approximately 13 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

We did not repurchase any of our equity securities during the fourth quarter of 2008.

Performance Graph

The following graph presents the cumulative total stockholder return on our common stock from December 31, 2003, when we were listed on the Nasdaq National Market, through July 3, 2006, when we moved to the Nasdaq Global Select Market, until December 31, 2008. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2003 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
NII Holdings	$100.00	$190.74	$351.17	$518.08	$388.48	$146.16
Nasdaq 100	$100.00	$109.49	$110.83	$118.38	$140.48	$81.57
America Movil	$100.00	$191.48	$107.02	$165.40	$224.54	$113.35
Millicom International	$100.00	$129.89	$153.37	$352.23	$673.94	$256.63

Item 6.	Selected Financial Data

The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$4,048,466	$3,184,696	$2,279,922	$1,666,613	$1,214,837
Digital handset and accessory revenues	220,914	111,599	91,418	79,226	65,071

	4,269,380	3,296,295	2,371,340	1,745,839	1,279,908

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,110,927	850,934	597,262	464,651	365,982
Cost of digital handset and accessory sales	585,391	443,760	331,714	251,192	207,112

	1,696,318	1,294,694	928,976	715,843	573,094
Selling, general and administrative	1,400,642	1,077,893	780,373	545,235	358,076
Depreciation	371,901	289,897	194,817	123,990	84,139
Amortization	32,578	14,727	7,405	6,142	14,236

Operating income	767,941	619,084	459,769	354,629	250,363
Interest expense, net	(162,614)	(128,733)	(89,379)	(72,470)	(55,113)
Interest income	68,411	67,429	51,057	32,611	12,697
Foreign currency transaction (losses) gains, net	(120,572)	19,008	3,557	3,357	9,210
Debt conversion expense	—	(26,429)	(5,070)	(8,930)	—
Loss on extinguishment of debt, net	—	—	—	—	(79,327)
Other expense, net	(28,806)	(1,914)	(6,000)	(8,621)	(2,320)

Income before income tax provision and cumulative effect of change in accounting principle	524,360	548,445	413,934	300,576	135,510
Income tax provision	(155,255)	(170,027)	(119,444)	(125,795)	(79,191)

Income before cumulative effect of change in accounting principle	369,105	378,418	294,490	174,781	56,319
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	—	—	970

Net income	$369,105	$378,418	$294,490	$174,781	$57,289

Income before cumulative effect of change in accounting principle per common share, basic	$2.21	$2.27	$1.91	$1.19	$0.40
Cumulative effect of change in accounting principle per common share, basic	—	—	—	—	0.01

Net income per common share, basic	$2.21	$2.27	$1.91	$1.19	$0.41

Income before cumulative effect of change in accounting principle per common share, diluted	$2.14	$2.11	$1.67	$1.06	$0.39
Cumulative effect of change in accounting principle per common share, diluted	—	—	—	—	0.01

Net income per common share, diluted	$2.14	$2.11	$1.67	$1.06	$0.40

Weighted average number of common shares outstanding, basic	166,927	166,749	154,085	146,336	139,166

Weighted average number of common shares outstanding, diluted	175,290	184,256	184,282	176,562	145,015

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,243,251	$1,370,165	$708,591	$877,536	$330,984
Short-term investments	82,002	241,764	—	7,371	38,401
Property, plant and equipment, net	1,887,315	1,853,082	1,389,150	933,923	558,247
Intangible assets, net	317,878	410,447	369,196	83,642	67,956
Total assets	5,088,120	5,436,736	3,297,678	2,620,964	1,491,280
Long-term debt, including current portion	2,292,294	2,266,517	1,155,736	1,172,958	603,509
Stockholders’ equity	1,786,887	2,168,373	1,346,480	811,401	421,947

Ratio of Earnings to Fixed Charges:

2008	2007	2006	2005	2004

3.34x	4.15x	4.05x	3.80x	2.88x

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

Reclassifications.  We have reclassified certain prior year amounts in our consolidated financial statements to conform to our current year presentation. Specifically, for the years ended December 31, 2007 and 2006, we corrected the classification of $28.7 million and $20.4 million, respectively, from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to existing customers. We have also reclassified spectrum license fees from selling, general and administrative expenses to cost of service for the years ended December 31, 2005, 2004 and 2003. These revisions did not have a material impact on previously reported balances.

Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction losses of $120.6 million for the year ended December 31, 2008 are primarily due to $80.2 million in losses related to the impact of the significant depreciation in the value of the Brazilian real relative to the U.S. dollar during the second half of 2008 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars, as well as $44.8 million in losses related to the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities during the same period. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.

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

Loss on Extinguishment of Debt, Net.  The $79.3 million net loss on early extinguishment of debt for the year ended December 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2008 and 2007 and our consolidated results of operations for the years ended December 31, 2008, 2007 and 2006; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.

We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile.

A.	Executive Overview

Business Overview

We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. We provide these services through operating companies located in selected Latin American markets, under the Nexteltm brand, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities, which we refer to as major business centers, where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

We use a wireless transmission technology called integrated digital enhanced network, or iDEN, developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices. The services we offer include:

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

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of finding the optimal balance of growth and profitability regardless of the competitive landscape. See “Item 1A. — Risk Factors” for information on risks and uncertainties that could affect our ability to reach these goals and the other objectives described below.

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

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.

We have implemented a strategy that we believe will position us to achieve our long-term goal of generating profitable growth. The key components of that strategy are as follows:

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

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where our coverage is not as extensive as in other markets. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. We are currently expanding significantly our service areas in Brazil in connection with our growth objectives and recently announced our plans to make additional investments in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and innovative data services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel Corporation has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them; however, Sprint Nextel Corporation has recently announced the launch of several new iDEN handsets, and there has been an increase in the level of Sprint Nextel Corporation’s advertising and promotion of iDEN services. In light of the reduction in Sprint Nextel Corporation’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. During the first quarter of 2008, Motorola announced plans to separate its mobile devices division into a separate public entity through a spin-off of that division; however, in October 2008, Motorola announced its intention to delay this spin-off. While we cannot determine the impact of Motorola’s planned separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks and to evaluate the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights. We currently plan to participate in auctions and other transactions of this nature, particularly in Brazil and Mexico, to the extent that obtaining new spectrum can be achieved at a reasonable cost, with available financing and is consistent with our overall technology strategy.

As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including:

•	types of features and services supported by the technology and our assessment of the demand for those features and services;

•	the availability and pricing of related equipment, the spectrum bands available for purchase in our markets and whether other wireless carriers are operating or plan to operate a particular technology in those spectrum bands;

•	our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis; and

•	the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology. See “Future Capital Needs and Resources” for more information.

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We plan to develop and deploy a third generation network in Peru using this spectrum. The regulatory authorities in Peru recently approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

During 2008, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. These conditions are expected to continue into 2009 with most economists predicting a significant slowing, and possibly a contraction, of economic growth both globally and in the markets in which we operate. We have also seen an increase in the inflation rates in some markets in which we operate, particularly in Argentina. While we believe that we will be able to continue to expand our business in this environment, these economic trends could affect our business in a number of ways by:

•	reducing the demand for our services resulting from reduced discretionary spending;

•	increasing the level of competition among the other wireless service providers as we compete for a smaller number of potential customers, which could require us to offer more competitive service plans that could result in lower average revenue per subscriber; and

•	increasing the level of voluntary customer turnover due to increased competition and simultaneously increasing the levels of involuntary customer turnover and bad debt expense as customers find it more difficult to pay for services.

Historically, our operations have been subject to significant volatility of the foreign currencies of the countries in which we do business. Increased volatility of foreign currency exchange rates has had and continues to have a significant effect on us because nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars. For example, in 2008, we had foreign currency transaction losses of $120.6 million that were primarily the result of the significant depreciation in the value of the Brazilian real and the Mexican peso relative to the U.S. dollar during the second half of 2008. From September 30, 2008 to December 31, 2008, the exchange rate for the Brazilian real increased from 1.91 reais per U.S. dollar to 2.34, and the exchange rate for the Mexican peso increased from 10.79 pesos per U.S. dollar to 13.54. The depreciation in the values of the local currencies in the markets where we operate makes it more costly for us to service our debt obligations and affects our operating results because we pay for some of our operating expenses and capital expenditures in U.S. dollars. In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations may result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments in local currencies. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

Deteriorating conditions in the economy and the capital markets have also resulted in significant increases in the cost of capital and have made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. While a number of governments have taken actions in an effort to address liquidity issues in the financial markets and have undertaken various other initiatives designed to help relieve the credit crisis, the overall effects of these and other efforts on the financial markets are uncertain, and they may not have the intended effects. While we believe that our current cash balances and the funds we expect to generate in our business are sufficient to support our existing iDEN business, we depend upon access to the credit and capital markets to help fund the growth of our business, for the acquisition of additional spectrum and for capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. If the present financial market conditions continue, we expect that our borrowing costs will increase to the extent that we incur new debt at comparatively higher interest rates to finance our growth and as a result of increases in the interest rates on our variable rate debt obligations, and it may be difficult for us to obtain funding on terms that are acceptable. These market conditions may limit our access to funding that may be needed to pursue our expansion plans and to acquire rights to use spectrum and deploy networks that use new technologies in our markets.

We have taken a number of actions to address the potential impact of these changes in the economic environment and capital markets, including:

•	implementing strategies designed to conserve our liquidity by increasing the cash generated by our operations and targeting our capital expenditures in areas with greater growth opportunities;

•	managing our subscriber and revenue growth consistent with our long term strategy of expanding our business while improving our profitability and cash flow generation;

•	improving our efficiency by managing our growth in headcount and other expenses at levels consistent with our expectations regarding subscriber and revenue growth; and

•	developing and implementing network expansion plans that are consistent with our long term strategy of meeting our customers’ demand for innovative high quality services, but are consistent with a goal of preserving our liquidity in light of the uncertain conditions in the capital markets.

We expect to continue to pursue these and other strategies as necessary to adapt our business plans in order to meet our long term business goals in a manner that takes into account the uncertainty of the current economic environment.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of December 31, 2008 and 2007. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on our mobile networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2007	2,140	1,290	812	477	10	4,729
Net subscriber additions	586	522	155	192	16	1,471

Handsets in commercial service — December 31, 2008	2,726	1,812	967	669	26	6,200

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

During the second half of 2008, there was a significant depreciation in the value of the local currencies in all of our markets relative to the U.S. dollar. If this trend continues, it could make it more costly for us to service our debt obligations, substantially all of which are denominated in U.S. dollars, and could affect our operating results because we pay for some of our operating expenses and capital expenditures in U.S. dollars. In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations may result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments in local currencies. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected. Additional information regarding the impact of currency rates is included in the discussion of our segments under “Results of Operations.”

Brazilian Contingencies

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies, during the years ended December 31, 2007 and 2006, Nextel Brazil reversed $10.6 million and $9.2 million, respectively, in accrued liabilities, of which we recorded $4.5 million and $4.4 million, respectively, as a reduction to operating expenses and the remainder to other income, which represented monetary corrections. Monetary corrections are specific indexation factors under Brazilian law that are used to restore the real economic value of tax and other contingent obligations in local Brazilian currency after taking into consideration the effects of inflation.

As of December 31, 2008 and 2007, Nextel Brazil had accrued liabilities of $18.3 million and $20.2 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of December 31, 2008 and 2007, Nextel Brazil had $9.2 million and $10.8 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $196.4 million and $200.4 million as of December 31, 2008. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies

As of December 31, 2008 and 2007, Nextel Argentina had accrued liabilities of $35.0 million and $32.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

Turnover Tax.  The government of the city of Buenos Aires imposes a turnover tax rate of 6% of revenues for cellular companies while maintaining a 3% rate for other telecommunications services. From a regulatory standpoint, we are not considered a cellular company, although, the city of Buenos Aires made claims to the effect that the higher turnover tax rate should apply to our services. As a result, until April 2006, Nextel Argentina paid the turnover tax at a rate of 3% and recorded a liability and related expense for the differential between the higher rate applicable to cellular carriers and the 3% rate, plus interest. In April 2006, following some adverse decisions by the city of Buenos Aires, Nextel Argentina decided to pay under protest $18.8 million, which represented the total amount of principal and interest, related to the city’s turnover tax claims and subsequently paid an additional $4.2 million, plus interest, under protest, for the period April 2006 through December 2006 related to this tax. Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to accrue and pay only the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest in excess of that level.

In 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms that only the 3% general turnover tax rate is applicable to our services. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006 until the court issues a ruling on the case. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations. Other provincial governments have sought to impose similar increases in the turnover tax rate applicable to Nextel Argentina. Nextel Argentina continues to pay the turnover tax at the existing rate and accrues a liability for the incremental difference in the rate. As of December 31, 2008 and 2007, Nextel Argentina had accrued $9.9 million and $6.8 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. We consider the accounting policies and estimates addressed below the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. Although we believe that the estimates, we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. For additional information, see Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K.

Revenue Recognition.  While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.

Operating revenues primarily consist of service revenues and revenues generated from the sale and rental of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation. Service revenues primarily consist of fixed monthly access charges for mobile telephone service and two-way radio service. Other components of service revenue include revenues from calling party pays programs where applicable and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers on other carriers’ networks.

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

We bill excess usage to our customers in arrears. In order to recognize the revenues originating from excess usage subsequent to customer invoicing, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use this actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimates by comparing them to actual excess usage revenue billed the following month. While our estimates have been consistent with our actual results, actual usage in future periods could differ from our estimates.

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

We recognize revenue from handset and accessory sales when title and risk of loss passes upon delivery of the handset or accessory to the customer as this is considered a separate earnings process from the sale of wireless services.

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over one million accounts, it is impracticable to review the collectibility of each individual account when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, forecasted write-offs, age of the accounts receivable portfolio and other factors. Actual write-offs in the future could be impacted by general economic and business conditions that are difficult to predict and therefore may differ from our estimates. See “Item 1A. — Risk Factors — 1. Adverse changes in the economic environment in our markets and a decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.”

Depreciation of Property, Plant and Equipment.  The operation of wireless communications networks is a capital intensive business. We record at cost our network assets and other improvements that in our opinion, extend the useful lives of the underlying assets, and depreciate those assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft under capital lease using the straight-line method based on the lease term of 8 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than anticipated. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations.

Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 12 to 20 years. While the terms of our licenses, including renewals, range from 30 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Most of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum may be limited. In light of these uncertainties we classify our licenses as finite lived intangible assets. Our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.

Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of removing our network infrastructure and administrative assets from the leased space where these assets are located at the end of the lease. Estimating these obligations requires us to make certain assumptions that are highly judgmental in nature. The significant assumptions used in estimating our asset retirement obligations include the following: the probability that our assets with asset retirement obligations will be removed at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; removal costs that are indicative of what third party vendors would charge us to remove the assets; expected inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates. We periodically review these assumptions to ensure that the estimates are reasonable. Any change in the assumptions used could significantly affect the amounts recorded with respect to our asset retirement obligations.

Foreign Currency.  We translate the results of operations for our non-U.S. subsidiaries from the designated functional currency to the U.S. dollar using average exchange rates for the relevant period. We translate assets and liabilities using the exchange rate in effect at the relevant reporting date. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. Because average exchange rates are used to translate the operations of our non-U.S. subsidiaries, our operating companies’ trends may be impacted by the translation.

We report the effect of changes in exchange rates on U.S. dollar-denominated assets and liabilities as foreign currency transaction gains or losses. We report the effect of changes in exchange rates on intercompany transactions of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. The intercompany transactions that, in our view, are of a long-term investment nature include intercompany loans and advances from our U.S. subsidiaries to Nextel Brazil and Nextel Chile and an intercompany payable to Nextel Mexico. In contrast, we report the effect of exchange rates on U.S. dollar denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated, in the foreseeable future, as foreign currency transaction gains or losses, net of income taxes in our consolidated statements of operations. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on how we report foreign currency transaction gains and losses in our consolidated financial statements.

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

Stock-Based Compensation.  On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options and restricted stock. We used the modified prospective transition method and therefore did not restate our prior period’s results. As a result, our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 include share-based compensation expense for awards granted (i) prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,”, and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

We use the Black-Scholes-Merton option pricing model, which we refer to as the Black-Scholes Model, for purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123R. The Black-Scholes Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Model requires the input of highly subjective assumptions, including expected stock price volatility and exercise behavior, as well as other assumptions including the average risk free interest rate and expected dividend yield.

The assumptions we use in the Black-Scholes Model represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. For example, certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from a stock option award that is significantly in excess of the fair value originally estimated on the grant date and reported in our financial statements. Additionally, the use of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models such as Black-Scholes. Although the fair value of stock option awards is determined in accordance with SFAS 123R and SEC Staff Accounting Bulletin Topic 14, or SAB 107, using the Black-Scholes Model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of the stock options.

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

Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date of October 31, 2002 and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the changes made to SOP 90-7 by SFAS No. 141(R), “Business Combinations,” or SFAS No. 141(R), effective beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. We will also record decreases, if any, of the post-reorganization valuation allowance as a reduction to our income tax expense. Using a “with-and-without” method, in accordance with SFAS 123R, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

Realization of deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2009. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2009 to determine the appropriate level of valuation allowances.

During the fourth quarter of 2007, we changed our historic position regarding the repatriation of foreign earnings back to the U.S. and we recorded a $69.6 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by $14.5 million to $55.1 million as of December 31, 2008 due to the appreciation of the dollar during the fourth quarter of 2008. Except for the earnings associated with this $55.1 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed in the U.S. under the subpart F rules. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

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

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers. Digital handset and accessory revenues represent revenues we earn on the sale of digital handsets and accessories to our customers.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

Our service and other revenues and the variable component of our cost of service are primarily driven by the number of handsets in service and not necessarily by the number of customers, as one customer may purchase one or many handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing customers during the year.

Selling and marketing expenses includes all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, repairs and maintenance of management information systems, spectrum license fees, corporate overhead and share-based payment for stock options and restricted stock.

1.	Year Ended December 31, 2008 vs. Year Ended December 31, 2007

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$4,048,466	95%	$3,184,696	97%	$863,770	27%
Digital handset and accessory revenues	220,914	5%	111,599	3%	109,315	98%

	4,269,380	100%	3,296,295	100%	973,085	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,110,927)	(26)%	(850,934)	(26)%	(259,993)	31%
Cost of digital handset and accessory sales	(585,391)	(14)%	(443,760)	(13)%	(141,631)	32%

	(1,696,318)	(40)%	(1,294,694)	(39)%	(401,624)	31%
Selling and marketing expenses	(568,864)	(13)%	(445,516)	(14)%	(123,348)	28%
General and administrative expenses	(831,778)	(20)%	(632,377)	(19)%	(199,401)	32%
Depreciation and amortization	(404,479)	(9)%	(304,624)	(9)%	(99,855)	33%

Operating income	767,941	18%	619,084	19%	148,857	24%
Interest expense, net	(162,614)	(4)%	(128,733)	(4)%	(33,881)	26%
Interest income	68,411	2%	67,429	2%	982	1%
Foreign currency transaction (losses) gains, net	(120,572)	(3)%	19,008	1%	(139,580)	NM
Debt conversion expense	—	—	(26,429)	(1)%	26,429	(100)%
Other expense, net	(28,806)	(1)%	(1,914)	—	(26,892)	NM

Income before income tax provision	524,360	12%	548,445	17%	(24,085)	(4)%
Income tax provision	(155,255)	(3)%	(170,027)	(5)%	14,772	(9)%

Net income	$369,105	9%	$378,418	12%	$(9,313)	(2)%

NM-Not Meaningful

During 2007 and 2008, we significantly expanded our subscriber base across all of our markets with the majority of this growth concentrated in Mexico and Brazil. As a result, both our consolidated revenues and consolidated operating expenses increased substantially from 2007 to 2008. Both our consolidated operating margin and our other consolidated operating expenses as a percentage of consolidated operating revenues remained relatively stable from 2007 to 2008. During 2008, we experienced a higher consolidated customer turnover rate, which resulted primarily from the more competitive sales environment in Mexico. While we have implemented initiatives designed to stabilize our customer turnover rate, the global economic environment and competitive conditions we face may adversely affect our ability to retain customers, particularly in Mexico.

We continued to invest in coverage expansion and network improvements in 2008, resulting in consolidated capital expenditures of $830.8 million, which represented a $164.1 million increase from 2007. The increased level of investment occurred primarily in Brazil and Mexico where we continued to expand our coverage areas and simultaneously improve the quality and capacity of our networks, consistent with our plans to increase our customer base in those markets. We expect that the amounts invested in Brazil and Mexico to expand our network coverage and improve network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments with a more significant portion of those investments being made in Brazil as we focus more resources on expanding in that market. In addition, our deployment of a next generation network in Peru will require additional significant capital expenditures. We will incur additional significant capital expenditures if we pursue our plans to acquire spectrum and deploy a next generation network in any of our other markets. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

The values of the local currencies in each of our markets depreciated significantly relative to the U.S. dollar both during the fourth quarter of 2008 and subsequent to December 31, 2008, primarily in Brazil and Mexico. Our operating results in 2009 will be adversely affected in comparison to prior periods if the values of the local currencies relative to the U.S. dollar remain at the average levels that prevailed during the fourth quarter of 2008 or if those values depreciate further.

1.	Operating revenues

The $863.8 million, or 27%, increase in consolidated service and other revenues from 2007 to 2008 is due to a 34% increase in the average number of total handsets in service, primarily in Mexico and Brazil, resulting from both the continued strong demand for our services, as well as our balanced growth and expansion strategy in those markets. This increase was partially offset by declines in average consolidated revenue per subscriber in both Mexico and Peru as a result of the competitive conditions in Mexico and an increase in the percentage of subscribers purchasing prepaid rate plans in Peru.

The $109.3 million, or 98%, increase in consolidated digital handset and accessory revenues from 2007 to 2008 is largely due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the average price per handset upgrade resulting from the launch of new handset models and an increase in handset sales to new subscribers.

2.	Cost of revenues

The $260.0 million, or 31%, increase in consolidated cost of service from 2007 to 2008 is principally a result of the following:

•	a $120.7 million, or 26%, increase in consolidated interconnect costs resulting from a 23% increase in consolidated interconnect minutes of use and an increase, mostly in Brazil, in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $61.5 million, or 24%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 19% increase in the total number of sites in service from December 31, 2007, as well as an increase in operating and maintenance costs per site for new and existing sites, primarily in Mexico; and

•	a $49.4 million, or 53%, increase in consolidated service and repair costs mainly as a result of an increased percentage of the consolidated subscriber base participating in our handset maintenance programs, as well as an increase in cost per handset serviced.

The $141.6 million, or 32%, increase in consolidated cost of digital handset and accessory sales from 2007 to 2008 is largely due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in handset sales for new subscribers.

3.	Selling and marketing expenses

The $123.3 million, or 28%, increase in consolidated selling and marketing expenses from 2007 to 2008 is principally a result of the following:

•	a $51.4 million, or 28%, increase in consolidated indirect commissions resulting from a 32% increase in total gross subscriber additions generated through external sales channels, as well as increased commission rates in Mexico;

•	a $47.1 million, or 30%, increase in consolidated payroll expenses and direct commissions resulting from a 26% increase in total gross subscriber additions generated by internal sales personnel, as well as an increase in selling and marketing personnel necessary to support continued consolidated sales growth; and

•	a $21.2 million, or 24%, increase in consolidated advertising expenses mainly related to the launch of new markets in connection with our expansion plans in Brazil and Mexico and increased advertising initiatives related to overall subscriber growth, particularly in those markets.

4.	General and administrative expenses

The $199.4 million, or 32%, increase in consolidated general and administrative expenses from 2007 to 2008 are largely a result of the following:

•	a $61.9 million, or 37%, increase in consolidated customer care and billing operations expenses, mostly related to increased payroll and related costs necessary to support our growing subscriber base. This increase is the result of additional customer care personnel necessary to support a larger customer base in each of the markets in which we operate, as well as an increase in salaries on a consolidated basis.

•	a $50.0 million, or 17%, increase in consolidated general corporate costs largely resulting from higher personnel expenses and an increase in facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	a $34.3 million, or 74%, increase in consolidated bad debt expense, largely as a result of the increase in consolidated operating revenues and a decrease in collection rates from new subscribers in Mexico that have higher credit risk. As a result, bad debt expense as a percentage of revenues increased from 1.4% for 2007 to 1.9% for 2008;

•	a $25.7 million, or 53%, increase in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenue and general and administrative expenses, primarily as a result of the 52% increase in Nextel Brazil’s service and other revenues; and

•	a $21.0 million, or 36%, increase in consolidated information technology expenses primarily as a result of more information technology personnel and higher systems maintenance costs.

5.	Depreciation and amortization

The $99.9 million, or 33%, increase in consolidated depreciation and amortization from 2007 to 2008 is primarily due to an increase in our consolidated property, plant and equipment in service from December 31, 2007 to December 31, 2008 resulting from the continued expansion of our networks, mainly in Brazil and Mexico, as well as a $17.9 million increase in amortization principally related to the local telecommunications concession that Nextel Mexico began using in September 2007.

6.	Interest expense, net

The $33.9 million, or 26%, increase in consolidated interest expense from 2007 to 2008 is primarily due to the following:

•	increases in the number of towers financed and the amount of assets under capital leases in Mexico and Brazil;

•	the recognition of twelve months of interest expense on our 3.125% convertible notes issued during the second quarter of 2007, partially offset by the effect of converting our 2.875% convertible notes during the third quarter of 2007; and

•	increased borrowings under Nextel Brazil’s syndicated loan facility that occurred between October 2007 and March 2008, partially offset by the effect of the payments of principal by Nextel Mexico in April 2008 and October 2008 due under its syndicated loan facility.

7.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $120.6 million for 2008 are primarily a result of the impact of the significant depreciation in the value of the Brazilian real relative to the U.S. dollar during the second half of 2008 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars, as well as the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities during the same period.

Consolidated foreign currency transaction gains of $19.0 million for 2007 are primarily a result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its short-term intercompany payables.

8.	Debt conversion expense

The $26.4 million in debt conversion expense for 2007 represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes during the third quarter of 2007.

9.	Other expense, net

The $28.8 million in net consolidated other expense for 2008 primarily represents losses that we recognized related to the decline in the value of our investment in a short-term investment fund in the United States resulting from deteriorating market conditions. If these conditions continue to deteriorate, we could experience further losses related to this investment.

10.	Income tax provision

The $14.8 million, or 9%, decrease in the consolidated income tax provision from 2007 to 2008 is primarily due to certain items included in the 2007 income tax provision that did not recur in 2008; a $69.6 million tax provision for future remittances of certain undistributed earnings, a $48.7 million tax benefit from the release of a post-reorganization deferred tax asset valuation allowance and a $7.3 million net tax benefit for tax deductible dividends.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. For the year ended December 31, 2008 and 2007, we reported these management fees as a separate line item in the segment reporting information as these amounts are now regularly provided to our chief operating decision maker. During the year ended December 31, 2006 Nextel Mexico incurred a management fee of $47.9 million. However, for the year ended December 31, 2006, our segment information does not reflect this management fee as a separate line item because this amount was not provided to or used by our chief operating decision maker in making operating decisions related to this segment. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2008 and 2007. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$2,133,241	50%	$(762,674)	45%	$(606,223)	43%	$764,344
Nextel Brazil	1,330,919	31%	(549,970)	32%	(410,980)	29%	369,969
Nextel Argentina	554,324	13%	(250,303)	15%	(133,166)	10%	170,855
Nextel Peru	243,390	6%	(126,024)	7%	(74,809)	5%	42,557
Corporate and other	8,741	—	(8,582)	1%	(175,464)	13%	(175,305)
Intercompany eliminations	(1,235)	—	1,235	—	—	—	—

Total consolidated	$4,269,380	100%	$(1,696,318)	100%	$(1,400,642)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,792,699	55%	$(621,975)	48%	$(494,879)	46%	$675,845
Nextel Brazil	867,964	26%	(365,548)	28%	(284,631)	27%	217,785
Nextel Argentina	442,093	13%	(203,672)	16%	(100,067)	9%	138,354
Nextel Peru	190,858	6%	(100,642)	8%	(54,447)	5%	35,769
Corporate and other	3,850	—	(4,026)	—	(143,869)	13%	(144,045)
Intercompany eliminations	(1,169)	—	1,169	—	—	—	—

Total consolidated	$3,296,295	100%	$(1,294,694)	100%	$(1,077,893)	100%

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2008, 2007 and 2006. Although the average exchange rates for the years ended December 31, 2008, 2007 and 2006 did not fluctuate significantly, Nextel Mexico’s and Nextel Brazil’s results of operations for the fourth quarter of 2008 were particularly affected by 21% and 27% declines in the average value of the Mexican peso and the Brazilian real, respectively, compared to the third quarter of 2008. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

				2007 to 2008	2006 to 2007
	2008	2007	2006	Percent Change	Percent Change

Mexican peso	11.13	10.93	10.90	(1.8)%	(0.3)%
Brazilian real	1.83	1.95	2.18	6.2%	11.8%
Argentine peso	3.16	3.12	3.08	(1.5)%	(1.3)%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,047,113	96%	$1,762,596	98%	$284,517	16%
Digital handset and accessory revenues	86,128	4%	30,103	2%	56,025	186%

	2,133,241	100%	1,792,699	100%	340,542	19%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(401,846)	(19)%	(343,979)	(19)%	(57,867)	17%
Cost of digital handset and accessory sales	(360,828)	(17)%	(277,996)	(16)%	(82,832)	30%

	(762,674)	(36)%	(621,975)	(35)%	(140,699)	23%
Selling and marketing expenses	(317,620)	(15)%	(262,495)	(14)%	(55,125)	21%
General and administrative expenses	(288,603)	(13)%	(232,384)	(13)%	(56,219)	24%

Segment earnings	764,344	36%	675,845	38%	88,499	13%
Management fee	(32,187)	(2)%	(34,376)	(2)%	2,189	(6)%
Depreciation and amortization	(191,372)	(9)%	(151,573)	(9)%	(39,799)	26%

Operating income	540,785	25%	489,896	27%	50,889	10%
Interest expense, net	(60,086)	(2)%	(60,527)	(3)%	441	(1)%
Interest income	46,221	2%	29,605	2%	16,616	56%
Foreign currency transaction (losses) gains, net	(44,811)	(2)%	2,559	—	(47,370)	NM
Other (expense) income, net	(311)	—	2,103	—	(2,414)	(115)%

Income before income tax	$481,798	23%	$463,636	26%	$18,162	4%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 50% of our consolidated operating revenues and generating a 36% segment earnings margin for 2008, which was slightly lower than the margin reported for 2007. During 2008, Nextel Mexico’s results of operations reflected increased costs, including network, personnel and other expenses, incurred in connection with the expansion of the coverage, and the quality and capacity of its network to support subscriber growth during the period.

During 2007 and continuing into 2008, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets to new and existing customers and more competitive rate plans. These competitive rate plans have resulted in lower average revenues per subscriber. Nextel Mexico took a number of additional steps to improve its competitiveness including the implementation of an increase in its commission rates and other modifications to its compensation arrangements with its external sales channels in an effort to promote additional sales through these channels. These changes to the compensation arrangements led to an increase in indirect commission expense during 2008 compared to 2007. The more competitive environment in Mexico also resulted in a higher customer turnover rate during 2008 compared to 2007 and in the addition of more subscribers with higher credit risk. As Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline on a local currency basis during 2009. In addition, while we have implemented initiatives that have recently begun to stabilize the customer turnover rate in Mexico, the competitive conditions we face there may adversely affect our ability to retain customers.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $218.6 million for 2008, which represents 26% of our consolidated capital expenditures for 2008 and which is a decrease from 38% of consolidated capital expenditures during 2007. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease now that its expansion plans launched in 2005 are substantially complete and as we pursue more aggressive expansion plans in our other markets, mostly in Brazil. We expect subscriber growth in Mexico to continue as we build a customer base in new markets that were recently launched.

The average value of the Mexican peso for the year ended December 31, 2008 depreciated relative to the U.S. dollar by 2% from the year ended December 31, 2007. As a result, the components of Nextel Mexico’s results of operations for the year ended December 31, 2008 after translation into U.S. dollars reflect slightly lower increases in U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average value of the peso relative to the U.S. dollar. Nextel Mexico’s results of operations in the fourth quarter of 2008 were particularly affected by a 21% decline in the average value of the peso compared to the third quarter of 2008. The average value of the Mexican peso continued to decline in January 2009. Nextel Mexico’s results will continue to be adversely affected in future periods if the average value of the Mexican peso relative to the U.S. dollar remains at its current levels or if the peso depreciates further.

1.	Operating revenues

The $284.5 million, or 16%, increase in service and other revenues from 2007 to 2008 is primarily due to the following:

•	a 32% increase in the average number of handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets launched in 2008; and

•	a $21.5 million, or 28%, increase in revenues generated from Nextel Mexico’s handset maintenance program as a result of an increased percentage of Nextel Mexico’s subscriber base participating in this program.

These increases were partially offset by a decline in Nextel Mexico’s average revenue per subscriber due to the launch of more competitive rate plans described above.

The $56.0 million, or 186%, increase in digital handset and accessory revenues from 2007 to 2008 is primarily the result of an increase in handset sales to new subscribers and an increase in handset upgrades to existing subscribers, as well as an increase in the average price paid by subscribers for both handset sales and handset upgrades.

2.	Cost of revenues

The $57.9 million, or 17%, increase in cost of service from 2007 to 2008 is principally a result of the following:

•	a $16.9 million, or 14%, increase in direct switch and transmitter and receiver site costs resulting from a 10% increase in the number of sites in service from December 31, 2007 to December 31, 2008, as well as an increase in operating and maintenance costs per site for new and existing sites;

•	a $16.1 million, or 9%, increase in interconnect costs, largely as a result of an 11% increase in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher costs per minute;

•	a $10.9 million increase in facilities and administrative costs largely due to higher product support costs; and

•	a $10.0 million, or 36%, increase in service and repair costs largely due to increased costs of repairs, as well as an increased percentage of Nextel Mexico’s subscriber base participating in its handset maintenance program.

The $82.8 million, or 30%, increase in cost of digital handset and accessory sales from 2007 to 2008 is primarily due to an increase in handset sales to new subscribers and an increase in handset upgrades to existing subscribers, partially offset by a reduction in handset unit costs.

3.	Selling and marketing expenses

The $55.1 million, or 21%, increase in selling and marketing expenses from 2007 to 2008 is primarily a result of the following:

•	a $33.9 million, or 27%, increase in indirect commissions, primarily due to a 28% increase in gross additions generated by Nextel Mexico’s external sales channels;

•	a $14.3 million, or 19%, increase in direct commissions and payroll expenses, principally due to a 21% increase in gross subscriber additions generated by Nextel Mexico’s internal sales personnel; and

•	a $7.3 million, or 14%, increase in advertising costs resulting from the launch of new rate plans, as well as an increase in advertising expenses designed specifically to increase the market awareness of the Nextel brand name in Mexico.

4.	General and administrative expenses

The $56.2 million, or 24%, increase in general and administrative expenses from 2007 to 2008 is largely a result of the following:

•	a $25.1 million, or 91%, increase in bad debt expense, which increased as a percentage of revenue from 1.6% in 2007 to 2.5% in 2008, primarily due to a decrease in customer collections from new subscribers that have higher credit risk, as well as a change in the mix of Nextel Mexico’s customer base toward more individual customers;

•	a $21.7 million, or 26%, increase in customer care expenses, primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support Nextel Mexico’s growing customer base; and

•	a $5.4 million, or 26%, increase in information technology expenses resulting from an increase in systems maintenance expenses, as well as an increase in payroll and related expenses resulting from more information technology personnel.

5.	Depreciation and amortization

The $39.8 million, or 26%, increase in depreciation and amortization from 2007 to 2008 is primarily due to higher depreciation related to an increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s network in connection with its expansion plan, as well as a $16.4 million increase in amortization related to the local telecommunications concession of licenses that Nextel Mexico begun using in September 2007.

6.	Interest income

The $16.6 million, or 56%, increase in interest income from 2007 to 2008 is primarily a result of higher average cash balances.

7.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $44.8 million for 2008 are primarily due to the impact of the depreciation of the value of the Mexican peso against the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities.

Foreign currency transaction gains of $2.6 million for 2007 are primarily due to the impact of the appreciation of the value of the Mexican peso against the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities.

c.	Nextel Brazil

		%of		%of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,262,838	95%	$833,241	96%	$429,597	52%
Digital handset and accessory revenues	68,081	5%	34,723	4%	33,358	96%

	1,330,919	100%	867,964	100%	462,955	53%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(443,900)	(33)%	(284,744)	(33)%	(159,156)	56%
Cost of digital handset and accessory sales	(106,070)	(8)%	(80,804)	(9)%	(25,266)	31%

	(549,970)	(41)%	(365,548)	(42)%	(184,422)	50%
Selling and marketing expenses	(163,402)	(12)%	(117,754)	(14)%	(45,648)	39%
General and administrative expenses	(247,578)	(19)%	(166,877)	(19)%	(80,701)	48%

Segment earnings	369,969	28%	217,785	25%	152,184	70%
Depreciation and amortization	(140,897)	(11)%	(96,342)	(11)%	(44,555)	46%

Operating income	229,072	17%	121,443	14%	107,629	89%
Interest expense, net	(53,146)	(4)%	(33,943)	(4)%	(19,203)	57%
Interest income	6,141	1%	744	—	5,397	NM
Foreign currency transaction (losses) gains, net	(80,211)	(6)%	14,595	2%	(94,806)	NM
Other expense, net	(12,633)	(1)%	(127)	—	(12,506)	NM

Income before income tax	$89,223	7%	$102,712	12%	$(13,489)	(13)%

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. In addition, Nextel Brazil contributed 31% of consolidated revenues in 2008 compared to 26% in 2007, and its contribution to consolidated segment earnings margin increased from 25% in 2007 to 28% in 2008 as a result of these factors. Nextel Brazil has continued to experience growth in its existing markets and has made significant investments in new markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we have recently made significant investments in Brazil in order to add capacity to, and improve the quality of, Nextel Brazil’s network to support its growth and expand its geographic coverage. Coverage expansion and network improvements resulted in capital expenditures of $414.5 million for 2008, which represented 50% of our consolidated capital expenditure investments during the year, compared to 38% in 2007. As Nextel Brazil continues to expand its geographic coverage and pursue its expansion plans, we expect its share of consolidated capital expenditures to increase. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and subscriber growth.

The average exchange rate of the Brazilian real for the year ended December 31, 2008 appreciated relative to the U.S. dollar by 6% from 2007. As a result, the components of Nextel Brazil’s results of operations for the year ended December 31, 2008, after translation into U.S. dollars, reflect more significant increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. While the average value of the Brazilian real appreciated relative to the U.S. dollar for the year ended December 31, 2008, the average value of the Brazilian real depreciated 27% in the fourth quarter of 2008 compared to the third quarter of 2008. Nextel Brazil’s results of operations in future periods will be adversely affected if average values of the Brazilian real relative to the U.S. dollar remain at the levels that prevailed during the fourth quarter of 2008 or if those values depreciate further.

1.	Operating revenues

The $429.6 million, or 52%, increase in service and other revenues from 2007 to 2008 is primarily a result of the following:

•	a 42% increase in the average number of handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives;

•	a $28.3 million, or 49%, increase in revenues generated from Nextel Brazil’s handset maintenance program as a result of an increased percentage of Nextel Brazil’s subscriber base participating in this program; and

•	a slight increase in local currency-based average revenue per subscriber.

The $33.4 million, or 96%, increase in digital handset and accessory revenues from 2007 to 2008 is primarily due to an increase in handset upgrades for existing subscribers, as well as an increase in handset sales to new subscribers.

2.	Cost of revenues

The $159.2 million, or 56%, increase in cost of service from 2007 to 2008 is primarily due to the following:

•	a $92.0 million, or 59%, increase in interconnect costs primarily resulting from a 54% increase in interconnect minutes of use, as well as an increase in per minute costs due to increased rates charged by fixed carriers for terminating calls on their networks;

•	a $32.4 million, or 35%, increase in direct switch and transmitter and receiver site costs resulting from a 31% increase in the number of sites in service from December 31, 2007 due to Nextel Brazil’s expansion plan; and

•	a $27.6 million, or 133%, increase in service and repair costs primarily due to an increased percentage of Nextel Brazil’s subscriber base participating in its handset maintenance program, as well as an increase in the cost of repairs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets.

The $25.3 million, or 31%, increase in cost of digital handset and accessory sales from 2007 to 2008 is mostly due to an increase in handset upgrades for existing subscribers, as well as an increase in handset sales to new subscribers, partially offset by a decrease in cost per handset upgrade as a larger proportion of upgrades were sales of SIM cards, which have a significantly lower cost per unit sold than do handsets.

3.	Selling and marketing expenses

The $45.6 million, or 39%, increase in selling and marketing expenses from 2007 to 2008 is principally due to the following:

•	a $22.6 million, or 43%, increase in payroll and direct commissions largely as a result of a 41% increase in gross subscriber additions generated by Nextel Brazil’s internal sales force and higher payroll and related costs related to a 40% increase in selling and marketing personnel necessary to support Nextel Brazil’s continued sales growth;

•	a $12.4 million, or 42%, increase in advertising expenses primarily due to the launch of new markets in connection with Nextel Brazil’s expansion plan, as well as continued print and media campaigns for various products and services to promote growth in existing markets; and

•	an $8.4 million, or 27%, increase in indirect commissions resulting from a 31% increase in gross subscriber additions generated through Nextel Brazil’s external sales channels.

4.	General and administrative expenses

The $80.7 million, or 48%, increase in general and administrative expenses from 2007 to 2008 is mainly a result of the following:

•	a $28.4 million, or 56%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of Nextel Brazil’s retail stores;

•	a $25.7 million, or 53%, increase in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily as a result of the 52% increase in service and other revenues;

•	a $14.0 million, or 36%, increase in general corporate costs largely resulting from an increase in general and administrative personnel necessary to support Nextel Brazil’s growth, as well as an increase in facilities expenses due to Nextel Brazil’s expansion into new markets; and

•	a $7.1 million, or 53%, increase in bad debt expense primarily as a result of the increase in Nextel Brazil’s operating revenues. Despite this increase, bad debt expense as a percentage of operating revenues remained relatively stable at 1.5% in both 2007 and 2008.

5.	Depreciation and amortization

The $44.6 million, or 46%, increase in depreciation and amortization from 2007 to 2008 is mostly due to an increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s network.

6.	Interest expense, net

The $19.2 million, or 57%, increase in net interest expense from 2007 to 2008 is primarily the result of increased borrowings under Nextel Brazil’s syndicated loan facility that occurred between October 2007 and March 2008, as well as increases in both the number of towers financed and the amount of assets under capital leases.

7.	Foreign currency transaction (losses) gains, net

Net foreign currency transaction losses of $80.2 million for 2008 are a result of the impact of the significant depreciation in the value of the Brazilian real against the U.S. dollar during the year ended December 31, 2008 on Nextel Brazil’s U.S. dollar-denominated syndicated loan facility. All of these losses occurred during the fourth quarter of 2008.

Net foreign currency transaction gains of $14.6 million for 2007 are a result of the impact of the appreciation in the value of the Brazilian real against the U.S. dollar during the year ended December 31, 2007 on Nextel Brazil’s U.S. dollar-denominated short-term intercompany payables.

8.	Other expense, net

Net other expense of $12.6 million for 2008 primarily represents withholding tax expense on Nextel Brazil’s intercompany loan.

d.	Nextel Argentina

		%of		%of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$508,227	92%	$408,142	92%	$100,085	25%
Digital handset and accessory revenues	46,097	8%	33,951	8%	12,146	36%

	554,324	100%	442,093	100%	112,231	25%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(179,349)	(32)%	(151,404)	(34)%	(27,945)	18%
Cost of digital handset and accessory sales	(70,954)	(13)%	(52,268)	(12)%	(18,686)	36%

	(250,303)	(45)%	(203,672)	(46)%	(46,631)	23%
Selling and marketing expenses	(45,585)	(8)%	(34,646)	(8)%	(10,939)	32%
General and administrative expenses	(87,581)	(16)%	(65,421)	(15)%	(22,160)	34%

Segment earnings	170,855	31%	138,354	31%	32,501	23%
Depreciation and amortization	(38,457)	(7)%	(30,227)	(7)%	(8,230)	27%

Operating income	132,398	24%	108,127	24%	24,271	22%
Interest expense, net	(3,223)	—	(2,466)	—	(757)	31%
Interest income	2,425	—	5,370	2%	(2,945)	(55)%
Foreign currency transaction gains, net	6,558	1%	1,244	—	5,314	NM
Other income, net	45	—	1,594	—	(1,549)	(97)%

Income before income tax	$138,203	25%	$113,869	26%	$24,334	21%

NM-Not Meaningful

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has resulted primarily in higher personnel costs. In addition, in recent quarters, Nextel Argentina’s customer turnover rate has increased because of the economic environment in Argentina. If the economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average value of the Argentine peso for the year ended December 31, 2008 depreciated relative to the U.S. dollar by 2% from 2007. As a result, the components of Nextel Argentina’s results of operations for the year ended December 31, 2008 after translation into U.S. dollars reflect slightly lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $100.1 million, or 25%, increase in service and other revenues from 2007 to 2008 is primarily attributable to the following:

•	a 23% increase in the average number of handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	a $14.0 million, or 32%, increase in revenues generated from Nextel Argentina’s handset maintenance program as a result of an increased percentage of Nextel Argentina’s subscriber base participating in this program.

The $12.1 million, or 36%, increase in digital handset and accessory revenues from 2007 to 2008 is mostly the result of an increase in handset upgrades to existing subscribers, as well as an increase in handset sales to new subscribers.

2.	Cost of revenues

The $27.9 million, or 18%, increase in cost of service from 2007 to 2008 is principally a result of the following:

•	an $11.7 million, or 15%, increase in interconnect costs, largely as a result of an 11% increase in interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $6.5 million, or 21%, increase in direct switch and transmitter and receiver site costs due to a 22% increase in the number of transmitter and receiver sites in service from December 31, 2007 to December 31, 2008; and

•	a $6.4 million, or 17%, increase in service and repair costs, largely as a result of an increased percentage of Nextel Argentina’s subscriber base participating in its handset maintenance program.

The $18.7 million, or 36%, increase in cost of digital handset and accessory sales from 2007 to 2008 is primarily the result of an increase in handset upgrades to existing subscribers, as well as an increase in handset sales to new subscribers.

3.	Selling and marketing expenses

The $10.9 million, or 32%, increase in selling and marketing expenses from 2007 to 2008 is primarily due to the following:

•	a $5.0 million, or 32%, increase in indirect commissions, principally resulting from a 20% increase in gross subscriber additions generated by Nextel Argentina’s external sales channels, as well as an increase in indirect commission earned per subscriber addition; and

•	a $4.9 million, or 39%, increase in direct commissions and payroll expenses, mostly due to an increase in facilities expenses related to retail stores and a significant increase in salaries consistent with the ongoing inflation in Argentina, as well as an 11% increase in gross subscriber additions generated by Nextel Argentina’s internal sales personnel.

4.	General and administrative expenses

The $22.2 million, or 34%, increase in general and administrative expenses from 2007 to 2008 is primarily a result of the following:

•	an $11.6 million, or 33%, increase in other general and administrative costs primarily due to an increase in payroll and related expenses caused by an increase in personnel, an increase in salaries consistent with the ongoing inflation in Argentina and an increase in turnover taxes;

•	a $6.7 million, or 40%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base and an increase in salaries consistent with the ongoing inflation in Argentina; and

•	a $2.3 million, or 24%, increase in information technology expenses caused by an increase in information technology personnel, higher software maintenance costs and an increase in salaries consistent with the ongoing inflation in Argentina.

5.	Depreciation and amortization

The $8.2 million, or 27%, increase in depreciation and amortization from 2007 to 2008 is primarily due to a 23% increase in Nextel Argentina’s property, plant and equipment in service.

6.	Foreign currency transaction gains, net

Foreign currency transaction gains of $6.6 million for 2008 are primarily due to the impact of the depreciation of the value of the Argentine peso against the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated net assets.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$222,819	92%	$178,058	93%	$44,761	25%
Digital handset and accessory revenues	20,571	8%	12,800	7%	7,771	61%

	243,390	100%	190,858	100%	52,532	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(80,804)	(33)%	(69,185)	(36)%	(11,619)	17%
Cost of digital handset and accessory sales	(45,220)	(19)%	(31,457)	(17)%	(13,763)	44%

	(126,024)	(52)%	(100,642)	(53)%	(25,382)	25%
Selling and marketing expenses	(30,340)	(12)%	(20,476)	(10)%	(9,864)	48%
General and administrative expenses	(44,469)	(18)%	(33,971)	(18)%	(10,498)	31%

Segment earnings	42,557	18%	35,769	19%	6,788	19%
Depreciation and amortization	(21,572)	(9)%	(19,867)	(11)%	(1,705)	9%

Operating income	20,985	9%	15,902	8%	5,083	32%
Interest expense, net	(292)	—	(120)	—	(172)	143%
Interest income	875	—	750	1%	125	17%
Foreign currency transaction (losses) gains, net	(67)	—	507	—	(574)	(113)%
Other income, net	—	—	2	—	(2)	(100)%

Income before income tax	$21,501	9%	$17,041	9%	$4,460	26%

We plan to develop and deploy a third generation network in Peru during 2009 using 1.9 GHz spectrum we acquired in 2007. Earlier this year, the regulatory authorities in Peru approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $44.8 million, or 25%, increase in service and other revenues from 2007 to 2008 is primarily due to a 41% increase in the average number of handsets in service, partially offset by a decrease in average revenue per subscriber mainly resulting from an increase in the percentage of subscribers in Nextel Peru’s subscriber base who purchase service under its prepaid rate plans, which typically have lower average monthly revenues per subscriber.

The $7.8 million, or 61%, increase in digital handset and accessory revenues from 2007 to 2008 is primarily the result of an increase in handset upgrades for existing subscribers, as well as an increase in handset sales for new subscribers.

2.	Cost of revenues

The $11.6 million, or 17%, increase in cost of service from 2007 to 2008 is largely a result of the following:

•	a $5.3 million, or 74%, increase in service and repair costs largely due to an increased percentage of Nextel Peru’s subscriber base participating in its handset maintenance program, as well as an increase in the cost of repairs per subscriber related to a change in the mix of handsets; and

•	a $4.1 million, or 28%, increase in direct switch and transmitter and receiver site costs due primarily to a 13% increase in the number of transmitter and receiver sites in service from December 31, 2007 to December 31, 2008, as well as an increase in cost per site maintenance.

The $13.8 million, or 44%, increase in cost of digital handset and accessory sales from 2007 to 2008 is largely the result of an increase in handset upgrades for existing subscribers, as well as an increase in handset sales for new subscribers.

3.	Selling and marketing expenses

The $9.9 million, or 48%, increase in selling and marketing expenses from 2007 to 2008 is primarily due to the following:

•	a $4.4 million, or 75%, increase in indirect commissions largely due to a 79% increase in gross subscriber additions generated by Nextel Peru’s external sales channels; and

•	a $3.8 million, or 34%, increase in direct commissions and payroll expenses, mostly due to an increase in gross subscriber additions generated by Nextel Peru’s internal sales personnel and an increase in selling and marketing personnel.

4.	General and administrative expenses

The $10.5 million, or 31%, increase in general and administrative expenses from 2007 to 2008 is primarily due to the following:

•	a $4.3 million, or 34%, increase in general corporate costs primarily due to an increase in general and administrative personnel necessary to develop and deploy Nextel Peru’s new network, as well as an increase in consulting expenses related to this initiative;

•	a $4.3 million, or 35%, increase in customer care expenses mainly caused by an increase in customer care and billing operations personnel needed to support a growing customer base; and

•	a $1.4 million, or 21%, increase in information technology costs mostly related to an increase in information technology personnel, as well as an increase in maintenance costs.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$8,704	100%	$3,828	99%	$4,876	127%
Digital handset and accessory revenues	37	—	22	1%	15	68%

	8,741	100%	3,850	100%	4,891	127%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(6,263)	(72)%	(2,791)	(73)%	(3,472)	124%
Cost of digital handset and accessory sales	(2,319)	(26)%	(1,235)	(32)%	(1,084)	88%

	(8,582)	(98)%	(4,026)	(105)%	(4,556)	113%
Selling and marketing expenses	(11,917)	(136)%	(10,145)	(264)%	(1,772)	17%
General and administrative expenses	(163,547)	NM	(133,724)	NM	(29,823)	22%

Segment losses	(175,305)	NM	(144,045)	NM	(31,260)	22%
Management fee	31,836	NM	34,376	NM	(2,540)	(7)%
Depreciation and amortization	(12,061)	(138)%	(7,008)	(182)%	(5,053)	72%

Operating loss	(155,530)	NM	(116,677)	NM	(38,853)	33%
Interest expense, net	(53,169)	NM	(41,873)	NM	(11,296)	27%
Interest income	20,051	229%	41,156	NM	(21,105)	(51)%
Foreign currency transaction (losses) gains, net	(1,690)	(19)%	103	3%	(1,793)	NM
Debt conversion expense	—	NM	(26,429)	NM	26,429	(100)%
Other expense, net	(15,907)	(182)%	(5,486)	(142)%	(10,421)	190%

Loss before income tax	$(206,245)	NM	$(149,206)	NM	$(57,039)	38%

NM-Not Meaningful

For the year ended December 31, 2008, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We plan to expand the coverage and capacity of our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses.

1.	General and administrative expenses

The $29.8 million, or 22%, increase in general and administrative expenses from 2007 to 2008 is primarily due to an increase in corporate personnel expenses related to our new technology and other initiatives, increased consulting expenses and a $4.9 million, or 8%, increase in stock-based compensation expense.

2.	Interest expense, net

The $11.3 million, or 27%, increase in net interest expense from 2007 to 2008 is substantially the result of recognizing a full twelve months of interest expense on our 3.125% convertible notes that we issued during the second quarter of 2007, partially offset by a decrease in interest due to the conversion of our 2.875% convertible notes in the third quarter of 2007.

3.	Interest income

The $21.1 million, or 51%, decrease in interest income from 2007 to 2008 is primarily due to the impact of a decrease in interest rates on average cash balances in the United States, as well as a decrease in average cash balances from 2007 to 2008.

4.	Debt conversion expense

The $26.4 million in debt conversion expense for 2007 represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes in the third quarter of 2007. We did not tender any of our convertible notes in 2008.

5.	Other expense, net

The $10.4 million increase in other expense, net, from 2007 to 2008 is primarily due to losses we recognized related to a decline in the value of our investment in a short-term investment fund in the United States resulting from a deterioration in market conditions. If market conditions continue to deteriorate, we could experience further losses in this short-term investment.

2.	Year Ended December 31, 2007 vs. Year Ended December 31, 2006

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$3,184,696	97%	$2,279,922	96%	$904,774	40%
Digital handset and accessory revenues	111,599	3%	91,418	4%	20,181	22%

	3,296,295	100%	2,371,340	100%	924,955	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(850,934)	(26)%	(597,262)	(25)%	(253,672)	42%
Cost of digital handset and accessory sales	(443,760)	(13)%	(331,714)	(14)%	(112,046)	34%

	(1,294,694)	(39)%	(928,976)	(39)%	(365,718)	39%
Selling and marketing expenses	(445,516)	(14)%	(321,240)	(14)%	(124,276)	39%
General and administrative expenses	(632,377)	(19)%	(459,133)	(19)%	(173,244)	38%
Depreciation and amortization	(304,624)	(9)%	(202,222)	(9)%	(102,402)	51%

Operating income	619,084	19%	459,769	19%	159,315	35%
Interest expense, net	(128,733)	(4)%	(89,379)	(4)%	(39,354)	44%
Interest income	67,429	2%	51,057	2%	16,372	32%
Foreign currency transaction gains, net	19,008	1%	3,557	—	15,451	NM
Debt conversion expense	(26,429)	(1)%	(5,070)	—	(21,359)	NM
Other expense, net	(1,914)	—	(6,000)	—	4,086	(68)%

Income before income tax provision	548,445	17%	413,934	17%	134,511	32%
Income tax provision	(170,027)	(5)%	(119,444)	(5)%	(50,583)	42%

Net income	$378,418	12%	$294,490	12%	$83,928	28%

NM-Not Meaningful

1.	Operating revenues

The $904.8 million, or 40%, increase in consolidated service and other revenues from 2006 to 2007 is primarily due to a 38% increase in the average number of total handsets in service, primarily in Mexico and Brazil, resulting from continued strong demand for our services and our balanced growth and expansion strategy, as well as a $64.5 million, or 53%, increase in revenues generated from our handset maintenance programs as a result of an increase in the number of subscribers participating in these programs. Average consolidated revenues per handset remained relatively stable from 2006 to 2007.

The $20.2 million, or 22%, increase in consolidated digital handset and accessory revenues from 2006 to 2007 is primarily due to a 53% increase in handset upgrades, as well as a 41% increase in handset sales, partially offset by lower sales revenue per handset resulting from a change in the mix of handsets sold and handset promotions, primarily in Mexico.

2.	Cost of revenues

The $253.7 million, or 42%, increase in consolidated cost of service from 2006 to 2007 is principally a result of the following:

•	a $149.1 million, or 48%, increase in consolidated interconnect costs resulting primarily from a 34% increase in consolidated interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute interconnection costs;

•	a $60.8 million, or 30%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 20% increase in the total number of sites in service from December 31, 2006 to December 31, 2007 and an increase in costs per site; and

•	a $26.0 million, or 39%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs.

The $112.0 million, or 34%, increase in consolidated cost of digital handset and accessory sales from 2006 to 2007 is primarily due to a 41% increase in total handset sales, as well as a 53% increase in handset upgrades, partially offset by lower costs per handset sale resulting from reductions in handset unit costs and a change in the mix of handsets sold in 2007.

3.	Selling and marketing expenses

The $124.3 million, or 39%, increase in consolidated selling and marketing expenses from 2006 to 2007 is principally a result of the following:

•	a $53.1 million, or 41%, increase in consolidated indirect commissions resulting from a 37% increase in total handset sales through external sales channels;

•	a $43.0 million, or 37%, increase in consolidated payroll expenses and direct commissions resulting from a 46% increase in total handset sales by internal sales personnel, partially offset by a decrease in direct commission per handset sale, primarily in Mexico; and

•	a $24.7 million, or 39%, increase in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $173.2 million, or 38%, increase in consolidated general and administrative expenses from 2006 to 2007 is primarily a result of the following:

•	a $53.7 million, or 48%, increase in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	a $46.4 million, or 25%, increase in general corporate costs largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	a $19.3 million, or 66%, increase in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenues and general and administrative expenses;

•	an $18.1 million, or 61%, increase in stock option compensation expense, primarily resulting from grants of stock options in April 2006 and April 2007;

•	a $16.0 million, or 53%, increase in consolidated bad debt expense, primarily in Mexico, as a result of the 39% increase in consolidated operating revenues. Bad debt expense as a percentage of consolidated operating revenues increased slightly from 1.3% in 2006 to 1.4% in 2007; and

•	a $15.0 million, or 34%, increase in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of our mobile networks.

5.	Depreciation and amortization

The $102.4 million, or 51%, increase in consolidated depreciation and amortization from 2006 to 2007 is primarily due to a 41% increase in our consolidated property, plant and equipment in service from December 31,

2006 to December 31, 2007 resulting from the continued expansion of our mobile networks, mainly in Mexico and Brazil.

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

				2006 to 2007	2005 to 2006
	2007	2006	2005	Percent Change	Percent Change

Mexican peso	10.93	10.90	10.90	(0.3)%	0.0%
Brazilian real	1.95	2.18	2.43	11.8%	11.5%
Argentine peso	3.12	3.08	2.92	(1.3)%	(5.2)%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,762,596	98%	$1,319,371	98%	$443,225	34%
Digital handset and accessory revenues	30,103	2%	21,926	2%	8,177	37%

	1,792,699	100%	1,341,297	100%	451,402	34%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(343,979)	(19)%	(257,086)	(19)%	(86,893)	34%
Cost of digital handset and accessory sales	(277,996)	(16)%	(190,986)	(14)%	(87,010)	46%

	(621,975)	(35)%	(448,072)	(33)%	(173,903)	39%
Selling and marketing expenses	(262,495)	(14)%	(197,653)	(15)%	(64,842)	33%
General and administrative expenses	(232,384)	(13)%	(164,888)	(12)%	(67,496)	41%

Segment earnings	675,845	38%	530,684	40%	145,161	27%
Management fee	(34,376)	(2)%	—	—	(34,376)	NM
Depreciation and amortization	(151,573)	(9)%	(105,867)	(8)%	(45,706)	43%

Operating income	489,896	27%	424,817	32%	65,079	15%
Interest expense, net	(60,527)	(3)%	(38,424)	(3)%	(22,103)	58%
Interest income	29,605	2%	32,377	2%	(2,772)	(9)%
Foreign currency transaction gains, net	2,559	—	3,957	—	(1,398)	(35)%
Other income (expense), net	2,103	—	(3,173)	—	5,276	(166)%

Income before income tax	$463,636	26%	$419,554	31%	$44,082	11%

NM-Not Meaningful

The average exchange rate of the Mexican peso for the year ended December 31, 2007 depreciated against the U.S. dollar by less than 1% from the year ended December 31, 2006. As a result, the components of Nextel Mexico’s results of operations after translation into U.S. dollars are largely comparable from 2006 to 2007.

1.	Operating revenues

The $443.2 million, or 34%, increase in service and other revenues from 2006 to 2007 is primarily due to the following:

•	a 39% increase in the average number of handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during both 2006 and 2007; and

•	a $27.0 million, or 55%, increase in revenues generated from Nextel Mexico’s handset maintenance program as a result of an increase in subscribers participating in this program; partially offset by

•	a decline in average revenue per subscriber.

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

2.	Cost of revenues

The $86.9 million, or 34%, increase in cost of service from 2006 to 2007 is principally a result of the following:

•	a $50.3 million, or 39%, increase in interconnect costs, largely as a result of a 33% increase in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $20.5 million, or 21%, increase in direct switch and transmitter and receiver site costs resulting from a 16% increase in the number of sites in service from December 31, 2006 to December 31, 2007, as well as an increase in operating and maintenance costs per site; and

•	a $7.3 million, or 36%, increase in service and repair costs largely due to a 37% increase in subscribers participating in Nextel Mexico’s handset maintenance program.

The $87.0 million, or 46%, increase in cost of digital handsets and accessory sales from 2006 to 2007 is primarily due to a 47% increase in handset sales, as well as a 58% increase in handset upgrades.

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

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$833,241	96%	$500,315	93%	$332,926	67%
Digital handset and accessory revenues	34,723	4%	36,673	7%	(1,950)	(5)%

	867,964	100%	536,988	100%	330,976	62%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(284,744)	(33)%	(172,336)	(32)%	(112,408)	65%
Cost of digital handset and accessory sales	(80,804)	(9)%	(70,952)	(13)%	(9,852)	14%

	(365,548)	(42)%	(243,288)	(45)%	(122,260)	50%
Selling and marketing expenses	(117,754)	(14)%	(70,411)	(13)%	(47,343)	67%
General and administrative expenses	(166,877)	(19)%	(108,145)	(21)%	(58,732)	54%

Segment earnings	217,785	25%	115,144	21%	102,641	89%
Depreciation and amortization	(96,342)	(11)%	(59,199)	(11)%	(37,143)	63%

Operating income	121,443	14%	55,945	10%	65,498	117%
Interest expense, net	(33,943)	(4)%	(23,961)	(5)%	(9,982)	42%
Interest income	744	—	3,490	1%	(2,746)	(79)%
Foreign currency transaction gains (losses), net	14,595	2%	(387)	—	14,982	NM
Other expense, net	(127)	—	(1,876)	—	1,749	(93)%

Income before income tax	$102,712	12%	$33,211	6%	$69,501	209%

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

1.	Operating revenues

The $332.9 million, or 67%, increase in service and other revenues from 2006 to 2007 is primarily a result of the following:

•	a 43% increase in the average number of handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with our balanced growth and expansion objectives;

•	the 12% appreciation of the Brazilian real against the U.S. dollar;

•	a $24.4 million, or 72%, increase in revenues generated from Nextel Brazil’s handset maintenance program as a result of an increase in subscribers participating in this program; and

•	an increase in local currency-based average revenue per subscriber.

The $2.0 million, or 5%, decrease in digital handset and accessory revenues from 2006 to 2007 is primarily due to a decrease in handset sales revenues resulting from a larger proportion of sales in 2007 of SIM cards, which allow a customer to use our service by inserting the card into a separately purchased handset and which generate lower sales revenues per unit than handsets.

2.	Cost of revenues

The $112.4 million, or 65%, increase in cost of service from 2006 to 2007 is primarily due to the following:

•	a $73.3 million, or 88%, increase in interconnect costs resulting from a 50% increase in interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $29.9 million, or 48%, increase in direct switch and transmitter and receiver site costs resulting from a 24% increase in the number of sites in service from December 31, 2006 to December 31, 2007, as well as an increase in operating and maintenance costs per site; and

•	a $4.1 million, or 24%, increase in service and repair costs largely due to a 40% increase in subscribers participating in Nextel Brazil’s handset maintenance program.

The increase in cost of service also resulted from the 12% appreciation of the Brazilian real against the U.S. dollar.

The $9.9 million, or 14%, increase in cost of digital handset and accessory sales from 2006 to 2007 is primarily due to a 53% increase in handset upgrades, partially offset by a decrease in handset costs resulting from the larger proportion in 2007 of sales of SIM cards, which have a significantly lower cost per unit than handsets.

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

The $37.1 million, or 63%, increase in depreciation and amortization from 2006 to 2007 is primarily due to a 75% increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s mobile network, as well as the 12% appreciation of the Brazilian real against the U.S. dollar.

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

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$408,142	92%	$320,664	93%	$87,478	27%
Digital handset and accessory revenues	33,951	8%	24,370	7%	9,581	39%

	442,093	100%	345,034	100%	97,059	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(151,404)	(34)%	(113,609)	(33)%	(37,795)	33%
Cost of digital handset and accessory sales	(52,268)	(12)%	(45,416)	(13)%	(6,852)	15%

	(203,672)	(46)%	(159,025)	(46)%	(44,647)	28%
Selling and marketing expenses	(34,646)	(8)%	(27,752)	(8)%	(6,894)	25%
General and administrative expenses	(65,421)	(15)%	(59,261)	(17)%	(6,160)	10%

Segment earnings	138,354	31%	98,996	29%	39,358	40%
Depreciation and amortization	(30,227)	(7)%	(20,141)	(6)%	(10,086)	50%

Operating income	108,127	24%	78,855	23%	29,272	37%
Interest expense, net	(2,466)	—	(2,330)	(1)%	(136)	6%
Interest income	5,370	2%	2,509	1%	2,861	114%
Foreign currency transaction gains (losses), net	1,244	—	(18)	—	1,262	NM
Other income, net	1,594	—	329	—	1,265	NM

Income before income tax	$113,869	26%	$79,345	23%	$34,524	44%

NM-Not Meaningful

The average exchange rate of the Argentine peso for the year ended December 31, 2007 depreciated against the U.S. dollar by 1% from the year ended December 31, 2006. As a result, the components of Nextel Argentina’s results of operations after translation into U.S. dollars are largely comparable from 2006 to 2007.

1.	Operating revenues

The $87.5 million, or 27%, increase in service and other revenues from 2006 to 2007 is primarily attributable to the following:

•	a 28% increase in the average number of handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	an $11.3 million, or 35%, increase in revenues generated from Nextel Argentina’s handset maintenance program as a result of an increase in the number of subscribers participating in this program.

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

The $6.9 million, or 15%, increase in cost of digital handset and accessory sales from 2006 to 2007 is primarily the result of a 21% increase in handset sales, as well as a 30% increase in handset upgrades.

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

The $40.1 million, or 29%, increase in service and other revenues from 2006 to 2007 is primarily due to a 37% increase in the average number of handsets in service, partially offset by a decrease in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which typically have lower average revenues per subscriber, during 2007 compared to 2006.

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

C.	Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash flows from our operations. As of December 31, 2008, we had working capital, which is defined as total current assets less total current liabilities, of $1,372.4 million, a $263.2 million decrease compared to working capital of $1,635.6 million as of December 31, 2007, primarily due to cash used for capital expenditures. Our working capital includes $1,243.3 million in cash and cash equivalents as of December 31, 2008, of which about 48% was held in currencies other than U.S. dollars, with a majority held in Mexican pesos, and $82.0 million of short-term investments, about half of which is held in Brazilian reais. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in highly liquid overnight securities and certificates of deposit. For the year ended December 31, 2008, the effect of exchange rate changes on consolidated cash and cash equivalents was $126.6 million.

In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the year ended December 31, 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. We did not purchase any shares of our common stock during the three months ended December 31, 2008. During the year ended December 31, 2007, we purchased a total of 7,401,543 shares of our common stock for approximately $500.1 million under our first program to purchase shares of our common stock for cash. We do not expect to purchase any shares of our common stock for cash in 2009.

We recognized net income of $369.1 million for the year ended December 31, 2008 compared to $378.4 million for the year ended December 31, 2007. During the year ended December 31, 2008 and 2007, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Because we report our results of operations in U.S. dollars, the declines in relative currency valuations that occurred during the second half of 2008 resulted in reductions in some of the reported values of our assets, including the values of cash and cash equivalents held in local currencies. If the values of the currencies in the countries in which our operating companies conduct business relative to the U.S. dollar remain at the average levels that prevailed during the fourth quarter of 2008 or if these values depreciate further, we would expect the reported value of these assets held in local currencies to decrease further.

We believe our current working capital and anticipated future cash flows will be adequate to meet our cash needs for daily operations and capital expenditures, but our funding needs could be affected by a number of factors.

Specifically, our liquidity could be negatively affected by a decrease in operating revenues resulting from a decline in demand for our products and services due to the significant downturn in the global economy or from a decline in the values of the currencies in the countries in which we conduct our business relative to the U.S. dollar among other factors. See “D. Future Capital Needs and Resources — Future Outlook.”

Cash Flows

				Change from	Change from
	Year Ended December 31,			2007 to 2008	2006 to 2007
	2008	2007	2006	Dollars	Dollars

Cash and cash equivalents, beginning of year	$1,370,165	$708,591	$877,536	$661,574	$(168,945)
Net cash provided by operating activities	794,359	659,093	488,980	135,266	170,113
Net cash used in investing activities	(688,477)	(944,104)	(752,924)	255,627	(191,180)
Net cash (used in) provided by financing activities	(106,181)	944,046	96,635	(1,050,227)	847,411
Effect of exchange rate changes on cash and cash equivalents	(126,615)	2,539	(1,636)	(129,154)	4,175

Cash and cash equivalents, end of year	$1,243,251	$1,370,165	$708,591	$(126,914)	$661,574

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $794.4 million of cash during 2008, a $135.3 million, or 21%, increase from 2007. Cash generated from operations during 2008 was primarily a result of $369.1 million in net income, as well as non-cash expenses including $404.5 million in depreciation and amortization and $120.6 million in foreign currency transaction losses. Our operating activities provided us with $659.1 million of cash during 2007, a $170.1 million, or 35%, increase from 2006. Cash generated from operations during 2007 was primarily a result of $378.4 million in net income, as well as non-cash expenses including $304.6 million in depreciation and amortization. Cash generated from operations during 2006 was mostly a result of $294.5 million in net income, as well as non-cash expenses including $202.2 million in depreciation and amortization.

We used $688.5 million of cash in our investing activities during 2008, a $255.6 million decrease from 2007 primarily due to $173.9 million in distributions we received from our enhanced cash fund, which primarily consists of certain asset-backed and mortgage-backed securities. Cash capital expenditures increased $181.8 million from $622.7 million in 2007 to $804.5 million in 2008, primarily due to the continued expansion of the geographic coverage and increased capacity of our networks, primarily in Brazil, Mexico and Peru. We expect to continue to focus our capital spending in these countries.

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

We used $106.2 million of cash in our financing activities during 2008, primarily due to $242.7 million in cash we used to purchase shares of our common stock and $57.7 million in repayments under Nextel Mexico’s syndicated loan facility, partially offset by $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility, $33.8 million in proceeds that we received from stock option exercises by our employees and $27.3 million in proceeds that we received from our towers financing transactions.

Our financing activities provided us with $944.0 million of cash during 2007, primarily due to $1.2 billion in gross proceeds that we received from the issuance of our 3.125% convertible notes, $175.0 million in borrowings under Nextel Brazil’s syndicated loan facility and $91.0 million in proceeds that we received from stock option exercises by our employees, partially offset by $500.1 million in cash we used to purchase shares of our common stock.

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

Financing Activities.  In 2007 and 2008, we engaged in a number of financing transactions in order to provide funding for our business and optimize our capital structure including the following:

In May 2007, we privately placed $1.0 billion aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of 3.125% notes, which the initial purchaser exercised in full. As a result, we issued a total of $1.2 billion principal amount of the 3.125% notes for which we received total gross proceeds of $1.2 billion. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we are amortizing into interest expense over the term of the 3.125% notes. The notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007. The notes will mature on June 15, 2012 unless earlier converted or redeemed by the holders or repurchased by us.

In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock incurred $1.0 million in direct external costs and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million and accrued and unpaid interest of $4.2 million.

In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 3.43% and 7.35% as of December 31, 2008 and 2007, respectively). The remaining $255.0 million is also denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 3.18% and 7.10% as of December 31, 2008 and 2007, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. During the fourth quarter of 2007, Nextel Brazil borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. During the first quarter of 2008, Nextel Brazil borrowed the remaining $18.8 million in term loans under Tranche A and $106.2 million in term loans under Tranche B of this syndicated loan facility.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of a next generation network in Peru;

•	future spectrum purchases;

•	operating expenses and capital expenditures related to the deployment of next generation networks in our other markets if we are successful in acquiring spectrum;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2008. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1A. — Risk Factors — 16. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Convertible notes(1)	$47,125	$94,250	$1,238,000	$465,523	$1,844,898
Tower financing obligations(1)	48,272	96,515	96,467	268,546	509,800
Syndicated loan facilities(2)	111,567	339,140	92,256	8,382	551,345
Capital lease obligations(3)	12,281	24,562	39,375	71,751	147,969
Spectrum fees(4)	11,366	22,731	22,731	135,874	192,702
Operating leases(5)	115,327	188,918	134,395	172,550	611,190
Purchase obligations(6)	1,231,019	73,881	5,614	1,970	1,312,484
Other long-term obligations(7)	18,713	14,653	31,052	172,834	237,252

Total contractual commitments	$1,595,670	$854,650	$1,659,890	$1,297,430	$5,407,640

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule. The $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table above in the column labeled “more than 5 years.” However, in accordance with the terms of these notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest.

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements with American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude contingent amounts due in the event we default under the lease, but include remaining amounts due under the letter of credit provided for our new corporate aircraft. See Note 7 to our consolidated financial statements for more information.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease payments related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to an interconnection agreement in Mexico.

(7)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

In addition to these contractual obligations, as discussed in Note 8 to the accompanying consolidated financial statements, we entered into an agreement with Motorola during 2006, which requires us to purchase a minimum number of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2009 were not stipulated in the agreement as they will be negotiated annually. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2009 until each year’s prices and handset mix are negotiated, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $830.8 million for the year ended December 31, 2008, $666.8 million for the year ended December 31, 2007 and $627.4 million for the year ended December 31, 2006. In each of these years, a substantial portion of our capital expenditures was invested in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets, particularly in

Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country.

In addition, we currently plan to participate in spectrum auctions in our markets, including auctions that are expected to be conducted in Brazil and Mexico, and, if we are successful in acquiring spectrum in those auctions, to deploy next generation networks in those markets consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum in these auctions and deployment of new next generation networks would result in a significant increase in our capital expenditures in the applicable markets although the amount and timing of those additional capital expenditures is dependent on, among other things, the timing of the auctions and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that are or may become available. Our capital spending is expected to be driven by several factors, including:

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•	the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the extent to which we add capacity to our networks;

•	the amount we spend to deploy the next generation network in Peru that utilizes the 1.9 GHz spectrum that we acquired in 2007;

•	the costs we incur in connection with future spectrum acquisitions and the development and deployment of any future next generation networks in our other markets; and

•	the costs we incur in connection with non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices. For example, we have experienced voice quality problems related to certain types of calls made using the 6:1 voice coder technology, an upgrade to the iDEN technology used in our mobile network, and in some markets, we have adjusted the network software to reduce the number of calls completed using the 6:1 voice coder technology in order to balance our network capacity needs with the need to maintain voice quality. Because we have not used the 6:1 voice coder technology to its full capacity, we have invested more capital in our infrastructure to satisfy our network capacity needs than would have been necessary if we had been able to complete a higher percentage of calls using the technology, and we may make similar investments in the future as we optimize our network to meet our capacity and voice quality requirements. If we were to decide to significantly curtail the use of the 6:1 voice coder technology in all of our markets, these investments could be significant. See “Item 1A. — Risk Factors — 6. Because we rely on one supplier for equipment used in our mobile networks, any failure of that supplier to perform could adversely affect our operations.”

Future Outlook.  We believe that our current business plans, which contemplate significant expansion of our iDEN network in Brazil, continued coverage and capacity expansion of our iDEN networks in Mexico, Argentina and Chile, and the construction of a new, complementary next generation network in Peru, do not require us to raise additional external funding to enable us to operate and grow our business while servicing our debt obligations and that our current working capital and anticipated cash flows will be adequate to meet our cash needs to support our existing business.

Our funding needs could, however, be significantly affected by our plans to participate in auctions of spectrum rights in our markets including auctions that are expected to be conducted in Brazil and Mexico and by our plans to deploy next generation networks in those markets if we are successful in acquiring those spectrum rights. These plans, which are consistent with our business strategy of providing differentiated services to our customers, would require us to raise significant additional funding. The amounts and timing of those additional funding requirements would be affected by, among other things:

•	the timing of the auctions, whether we are successful in acquiring spectrum in those auctions, and the amounts paid for the spectrum rights if we are successful;

•	the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks; and

•	our assessment of market conditions and their impact on both the business opportunities supported by the new networks and the availability of funding to support their construction.

Although we currently anticipate that most of those additional funding requirements will not arise until after 2009, we will continue to assess opportunities to raise additional funding as market conditions permit during 2009 that could be used, among other purposes, to meet those requirements or to refinance our existing obligations. The indebtedness that we may incur in 2009 and in subsequent years in connection with these business expansion activities and for refinancing may be significant. See “Item 1A. — Risk Factors — 16. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

In making this assessment of our funding needs under our current plans and under our plans that contemplate the acquisition of spectrum and the deployment of next generation networks, we have considered:

•	cash and cash equivalents on hand and short-term-investments available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the next generation network that utilizes the 1.9 GHz spectrum we acquired in Peru;

•	our expectation of the values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service; and

•	income taxes.

In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income, could change significantly:

•	if our plans change;

•	if we decide to expand into new markets or expand our geographic coverage or network capacity in our existing markets beyond our current plans, as a result of the construction of additional portions of our networks or the acquisition of competitors or others;

•	if currency values in our markets depreciate further relative to the U.S. dollar;

•	if economic conditions in any of our markets change generally;

•	if competitive practices in the mobile wireless telecommunications industry in certain of our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business.

Any of these events or circumstances could result in significant funding needs beyond those contemplated by our current plans as described above, and those funding needs could exceed our currently available funding sources, which could require us to raise additional capital to meet those needs. Our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

Recent financial market conditions in debt and equity markets in the United States and global markets have resulted in substantial decline in the amount of funding available to corporate borrowers. As a result, available funding is both more costly and provided on terms that are less favorable to borrowers than were previously available. If these conditions continue or worsen, it could be difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above including those that may result from our acquisition of spectrum and deployment of next generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. — Risk Factors — 4. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “— 5. Our current and future debt may limit our flexibility and increase our risk of default.”

E.	Effect of Inflation and Foreign Currency Exchange

Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, a significant portion of our long-term debt, including some long-term debt incurred by our operating subsidiaries, is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments. See “Item 1. Business — C. Responding to Changes in the Global Economic Environment” for more information.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude from its scope FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with FSP No. 157-2, we adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008 and for non-financial assets and liabilities in the first quarter of 2009. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 2 for additional information and related disclosures regarding our fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. As a result, the provisions of SFAS No. 141(R) will affect business combinations that close on or after January 1, 2009. The nature and magnitude of the impact, if any, of SFAS No. 141(R) on our consolidated financial statements will be limited to the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, we will apply the provisions of SFAS No. 160 to any non-controlling interests acquired on or after January 1, 2009. The adoption of SFAS No. 160 in the first quarter of 2009 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 requires additional disclosures concerning the impact of derivative instruments reflected in an entity’s financial statements; the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133; and the impact that derivative instruments and related hedged items may have on an entity’s financial position, performance and cash flows. SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 in the first quarter of 2009 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, we will apply the provisions of FSP FAS 142-3 to intangible assets acquired on or after January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (i.e. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments within its scope that were outstanding during any period presented in the financial statements issued after the effective date. We believe that the adoption of FSP APB 14-1 in 2009 will result in a material increase in the amount of non-cash interest expense with respect to certain of our convertible debt securities and a corresponding reduction in our reported net income and diluted earnings per share for all periods presented in our consolidated financial statements. We are currently quantifying the effect that the adoption of FSP APB 14-1 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes, a portion of our syndicated loan facility in Mexico and our syndicated loan facility in Brazil. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil, Nextel Argentina and Nextel Chile purchase some capital assets and the majority of handsets in U.S. dollars, but generate revenue from their operations in local currency. See “Item 1. Business — C. Responding to Changes in the Global Economic Environment” for more information.

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of December 31, 2008, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2008 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2008, $1,815.6 million, or 79%, of our total consolidated debt was fixed rate debt, and the remaining $476.7 million, or 21%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2008 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations and our interest rate swap, all of which have been determined at their fair values. In addition, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table below in the column labeled “thereafter.” However, in accordance with the terms of these notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2007 reflect changes in applicable market conditions, the funding of the remaining amounts available under Nextel Brazil’s syndicated loan facility and the addition of incremental tower financing obligations resulting from sales of towers during 2008. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2008		2007
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,846	$2,714	$2,768	$1,220,539	$856	$350,877	$1,579,600	$1,066,131	$1,576,982	$1,489,671
Average Interest Rate	10.1%	9.1%	6.9%	3.2%	7.3%	2.8%	3.2%		3.2%
Fixed Rate (MP)	$33,827	$5,440	$6,402	$7,543	$8,898	$95,994	$158,104	$95,870	$211,801	$211,801
Average Interest Rate	11.9%	15.4%	15.4%	15.4%	15.4%	15.3%	14.7%		14.5%
Fixed Rate (BR)	$2,796	$3,242	$3,939	$4,696	$5,815	$57,436	$77,924	$38,414	$96,134	$96,134
Average Interest Rate	19.3%	20.0%	20.5%	21.2%	21.9%	24.0%	23.2%		24.8%
Variable Rate (US$)	$40,519	$81,039	$237,639	$81,039	$8,182	$8,182	$456,600	$408,776	$331,600	$331,600
Average Interest Rate	3.2%	3.2%	2.7%	3.2%	3.2%	3.2%	2.9%		6.8%
Variable Rate (MP)	$20,066	$—	$—	$—	$—	$—	$20,066	$19,372	$50,000	$50,000
Average Interest Rate	9.0%	—	—	—	—	—	9.0%		8.7%
Interest Rate Swap:
Variable to Fixed	$13,301	$—	$—	$—	$—	$—	$13,301	$(124)	$26,420	$(546)
Average Pay Rate	10.8%	—	—	—	—	—	10.8%		10.8%
Average Receive Rate	9.0%	—	—	—	—	—	9.0%		8.7%

Item 8.	Financial Statements and Supplementary Data

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

As of December 31, 2008, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment using the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in its Report of Independent Registered Public Accounting Firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the captions “Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the captions “Securities Ownership — Securities Ownership of Certain Beneficial Owners” and “— Securities Ownership of Management” and “Executive Compensation — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders under the captions “Audit Information — Fees Paid to Independent Registered Public Accounting Firm” and ‘‘— Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. Financial statements and report of independent registered public accounting firm filed as part of this report are listed below:

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-43

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ Catherine E. Neel
Catherine E. Neel
Vice President and Controller
(On behalf of the registrant and as
Principal Accounting Officer)

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

Signature	Title

/s/ Steven M. Shindler Steven M. Shindler	Executive Chairman of the Board of Directors

/s/ Steven P. Dussek Steven P. Dussek	Chief Executive Officer and Director

/s/ Gokul Hemmady Gokul Hemmady	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George A. Cope George A. Cope	Director

/s/ Raymond P. Dolan Raymond P. Dolan	Director

/s/ Donald Guthrie Donald Guthrie	Director

/s/ Charles M. Herington Charles M. Herington	Director

/s/ Carolyn Katz Carolyn Katz	Director

/s/ Rosendo G. Parra Rosendo G. Parra	Director

/s/ John W. Risner John W. Risner	Director

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007, additionally as discussed in Note 2 to the consolidated financial statements the Company changed the manner in which it measures fair value for financial assets and liabilities in 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts an expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLC
McLean, Virginia
February 26, 2009

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$1,243,251	$1,370,165
Short-term investments	82,002	241,764
Accounts receivable, less allowance for doubtful accounts of $27,875 and $20,204	454,769	438,348
Handset and accessory inventory	139,285	107,314
Deferred income taxes, net	133,558	121,512
Prepaid expenses and other	130,705	110,736

Total current assets	2,183,570	2,389,839
Property, plant and equipment, net	1,887,315	1,853,082
Intangible assets, net	317,878	410,447
Deferred income taxes, net	430,958	541,406
Other assets	268,399	241,962

Total assets	$5,088,120	$5,436,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,442	$125,040
Accrued expenses and other	446,270	436,703
Deferred revenues	116,267	109,640
Accrued interest	13,166	12,439
Current portion of long-term debt	99,054	70,448

Total current liabilities	811,199	754,270
Long-term debt	2,193,240	2,196,069
Deferred revenues	29,616	32,892
Deferred credits	108,526	158,621
Other long-term liabilities	158,652	126,511

Total liabilities	3,301,233	3,268,363

Commitments and contingencies (Note 8)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2008 and 2007, no shares issued or outstanding — 2008 and 2007	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2008 and 2007, 165,782 shares issued and outstanding — 2008, 169,910 shares issued and outstanding — 2007	166	170
Paid-in capital	954,192	1,091,672
Retained earnings	1,372,904	1,003,799
Accumulated other comprehensive (loss) income	(540,375)	72,732

Total stockholders’ equity	1,786,887	2,168,373

Total liabilities and stockholders’ equity	$5,088,120	$5,436,736

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Operating revenues
Service and other revenues	$4,048,466	$3,184,696	$2,279,922
Digital handset and accessory revenues	220,914	111,599	91,418

	4,269,380	3,296,295	2,371,340

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,110,927	850,934	597,262
Cost of digital handset and accessory sales	585,391	443,760	331,714
Selling, general and administrative	1,400,642	1,077,893	780,373
Depreciation	371,901	289,897	194,817
Amortization	32,578	14,727	7,405

	3,501,439	2,677,211	1,911,571

Operating income	767,941	619,084	459,769

Other income (expense)
Interest expense, net	(162,614)	(128,733)	(89,379)
Interest income	68,411	67,429	51,057
Foreign currency transaction (losses) gains, net	(120,572)	19,008	3,557
Debt conversion expense	—	(26,429)	(5,070)
Other expense, net	(28,806)	(1,914)	(6,000)

	(243,581)	(70,639)	(45,835)

Income before income tax provision	524,360	548,445	413,934
Income tax provision	(155,255)	(170,027)	(119,444)

Net income	$369,105	$378,418	$294,490

Net income, per common share, basic	$2.21	$2.27	$1.91

Net income, per common share, diluted	$2.14	$2.11	$1.67

Weighted average number of common shares outstanding, basic	166,927	166,749	154,085

Weighted average number of common shares outstanding, diluted	175,290	184,256	184,282

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
						Comprehensive (Loss) Income
						Unrealized
						(Loss) Income
						on
						Derivatives	Cumulative	Total
	Common Stock		Paid-in	Retained	Deferred	and	Translation	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Investments	Adjustment	Equity

Balance, January 1, 2006	152,148	$152	$508,209	$336,048	$(7,428)	$(5,128)	$(20,452)	$811,401
Net income	—	—	—	294,490	—	—	—	294,490
Other comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	15,532	15,532
Reclassification for losses on derivatives included in other expense, net of taxes of $882	—	—	—	—	—	2,184	—	2,184

Total comprehensive income	—	—	—	—	—	—	—	312,206

Implementation of SFAS 123R	—	—	(7,428)	—	7,428	—	—	—
Share-based payment expense for equity-based awards	—	—	45,864	—	—	—	—	45,864
Reversal of deferred tax asset valuation allowances	—	—	24,573	—	—	—	—	24,573
Conversion of 3.5% convertible notes to common stock	6,864	7	91,515	—	—	—	—	91,522
Reclassification of deferred financing costs on debt conversion	—	—	(1,453)	—	—	—	—	(1,453)
Exercise of stock options	2,802	3	55,401	—	—	—	—	55,404
Tax benefits on exercise of stock options	—	—	6,963	—	—	—	—	6,963

Balance, December 31, 2006	161,814	162	723,644	630,538	—	(2,944)	(4,920)	1,346,480
Cumulative effect of adopting FIN 48	—	—	—	(5,157)	—	—	—	(5,157)
Net income	—	—	—	378,418	—	—	—	378,418
Other comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	79,553	79,553
Unrealized loss on available-for-sale securities	—	—	—	—	—	(50)	—	(50)
Reclassification for losses on derivatives included in other expense, net of taxes of $493	—	—	—	—	—	1,093	—	1,093

Total comprehensive income	—	—	—	—	—	—	—	459,014

Purchase of common stock	(7,402)	(7)	(500,080)	—	—	—	—	(500,087)
Share-based payment expense for equity-based awards	—	—	66,670	—	—	—	—	66,670
Reversal of deferred tax asset valuation allowances	—	—	407,041	—	—	—	—	407,041
Conversion of 2.75% convertible notes and 2.875% convertible notes to common stock	11,268	11	295,649	—	—	—	—	295,660
Exercise of stock options	4,230	4	90,992	—	—	—	—	90,996
Tax benefit on exercise of stock options	—	—	(1,627)	—	—	—	—	(1,627)
Tax benefit of prior periods’ stock option exercises	—	—	9,383	—	—	—	—	9,383

Balance, December 31, 2007	169,910	$170	$1,091,672	$1,003,799	$—	$(1,901)	$74,633	$2,168,373
Net income	—	—	—	369,105	—	—	—	369,105
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	(613,649)	(613,649)
Realization of unrealized loss on available-for-sale securities	—	—	—	—	—	50	—	50
Reclassification for losses on derivatives included in other expense, net of taxes of $168	—	—	—	—	—	492	—	492

Total comprehensive loss	—	—	—	—	—	—	—	(244,002)

Purchase of common stock	(5,555)	(5)	(242,665)	—	—	—	—	(242,670)
Share-based payment expense for equity-based awards	—	—	71,414	—	—	—	—	71,414
Exercise of stock options	1,427	1	33,771	—	—	—	—	33,772

Balance, December 31, 2008	165,782	$166	$954,192	$1,372,904	$—	$(1,359)	$(539,016)	$1,786,887

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$369,105	$378,418	$294,490
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	8,863	6,889	4,724
Depreciation and amortization	404,479	304,624	202,222
Provision for losses on accounts receivable	80,628	46,360	30,327
Foreign currency transaction losses (gains), net	120,572	(19,008)	(3,557)
Deferred income tax (benefit) provision	(59,781)	51,748	38,836
Utilization of deferred credit	—	(21,087)	(8,854)
Share-based payment expense	71,279	67,010	45,951
Excess tax benefit from share-based payment	—	—	(6,599)
Accretion of asset retirement obligations	7,721	5,900	4,273
Loss on short-term investments	14,755	3,320	—
Contingency reversals, net of charges	—	(13,141)	(5,563)
Other, net	1,799	2,616	(9,792)
Change in assets and liabilities:
Accounts receivable, gross	(207,630)	(166,645)	(108,353)
Handset and accessory inventory	(58,623)	(35,766)	(15,414)
Prepaid expenses and other	(44,097)	(33,729)	(30,674)
Other long-term assets	(63,365)	(35,514)	(19,911)
Accounts payable, accrued expenses and other	95,145	90,992	50,474
Current deferred revenue	31,067	21,526	23,981
Deferred revenue and other long-term liabilities	22,442	4,580	2,419

Net cash provided by operating activities	794,359	659,093	488,980

Cash flows from investing activities:
Capital expenditures	(804,546)	(622,729)	(551,256)
Payments for acquisitions, purchases of licenses and other	(10,579)	(49,530)	(209,650)
Transfers to restricted cash	(2,335)	(29,062)	(298)
Purchases of short-term investments	(672,875)	(269,061)	—
Proceeds from maturities of short-term investments	—	—	7,371
Proceeds from sales of short-term investments	799,730	23,927	—
Other	2,128	2,351	909

Net cash used in investing activities	(688,477)	(944,104)	(752,924)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	1,200,000	—
Payments to purchase common stock	(242,665)	(500,087)	—
Borrowings under syndicated loan facilities	125,000	175,000	60,885
Repayments under syndicated loan facilities	(57,744)	(18,309)	(14,725)
Proceeds from stock option exercises	33,772	90,996	55,404
Excess tax benefit from share-based payment	—	—	6,599
Proceeds from towers financing transactions	27,271	29,827	8,735
Borrowings under short-term notes payable	18,000	—	—
Repayments under software financing transactions	—	—	(13,375)
Payment of debt financing costs	—	(27,941)	(2,668)
Repayments under capital leases, license financing, tower financing transactions and other	(9,815)	(5,440)	(4,220)

Net cash (used in) provided by financing activities	(106,181)	944,046	96,635

Effect of exchange rate changes on cash and cash equivalents	(126,615)	2,539	(1,636)

Net (decrease) increase in cash and cash equivalents	(126,914)	661,574	(168,945)
Cash and cash equivalents, beginning of year	1,370,165	708,591	877,536

Cash and cash equivalents, end of year	$1,243,251	$1,370,165	$708,591

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

Operations.  We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. We provide these services under the Nexteltm brand through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities, which we refer to as major business centers, where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

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

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2008 and 2007, approximately $3,613.9 million and $3,837.8 million, respectively, of our assets were owned by Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.

Motorola is currently our sole source for most of the digital network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset, which is manufactured by Research in Motion, or RIM. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Nextel Corporation, is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel Corporation has launched high performance push-to-talk services on its next generation CDMA network platform. As a result, Sprint Nextel Corporation’s plans for the iDEN technology have been uncertain for some time, which we believe has contributed to a recent decline in Motorola’s support for the development of new iDEN handset models. As a result, we have had access to a reduced number of new handset models, which has made it more difficult for us to compete effectively in some of our markets where new handset styles and features are heavily valued by customers. Lower levels of iDEN equipment purchases by Sprint Nextel Corporation could also significantly increase our costs for equipment and new network features and handset developments and could impact Motorola’s decision to continue to support iDEN technology beyond its current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based digital mobile networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola determines not to continue supporting or enhancing our iDEN-based infrastructure and handsets, our business will be materially adversely affected. See Note 8 for more information.

Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments made by Nextel Brazil in two different investment funds and an investment in an enhanced cash fund that invests primarily in asset backed securities. Approximately 9% of the holdings in the enhanced cash fund consist of securities that may involve risk exposure associated with investments in sub-prime mortgages. See Note 2 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk customers, we require a customer deposit. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.

Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. For the year ended December 31, 2008, we reported remeasurement losses in our income tax provision of $3.2 million, and for the years ended December 31, 2007 and 2006, we reported remeasurement gains in our income tax provision of $2.2 million and $2.3 million, respectively, both of which were related to Nextel Peru’s deferred tax assets and liabilities.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Supplemental Cash Flow Information.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$804,546	$622,729	$551,256
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	26,299	44,029	76,169

	$830,845	$666,758	$627,425

Interest costs
Interest expense, net	$162,614	$128,733	$89,379
Interest capitalized	8,281	5,671	13,483

	$170,895	$134,404	$102,862

Acquisitions of assets and business combinations
Fair value of assets acquired	$10,579	$49,530	$288,735
Less: liabilities assumed and deferred tax liabilities incurred	—	—	(78,854)
Less: cash acquired	—	—	(231)

	$10,579	$49,530	$209,650

Cash paid for interest, net of amounts capitalized	$120,144	$93,942	$61,561

Cash paid for income taxes	$247,419	$137,541	$87,738

For the years ended December 31, 2008, 2007 and 2006, we had $5.8 million, $13.9 million and $20.1 million in non-cash financing activities related to co-location capital lease obligations on our communication towers. During the year ended December 31, 2006, Nextel Brazil and Nextel Argentina financed $4.0 million and $3.0 million, respectively, in software purchased from Motorola, Inc.

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

Short-Term Investments.  Our short-term investments consist of investments made by Nextel Brazil in two different investment funds, as well as the current portion of an investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset backed securities. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2008, 2007 and 2006, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in realized gains or losses on investments. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 2 for additional information.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We write down our inventory to cover losses related to obsolete and slow moving inventory. For the years ended December 31, 2008, 2007 and 2006, our provision for inventory losses was $5.2 million, $1.9 million and $1.2 million, respectively.

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

Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2008 and 2007, our asset retirement obligations were as follows (in thousands):

	2008	2007

Balance, January 1	$41,186	$29,297
New asset retirement obligations	11,700	5,889
Accretion	7,721	5,900
Settlement of asset retirement obligations	(1,749)	(1,384)
Foreign currency translation and other	(9,157)	1,484

Balance, December 31	$49,701	$41,186

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

Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $109.9 million, $88.7 million and $63.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. We used the modified prospective transition method and therefore did not restate our prior period’s results. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of actual forfeitures for only those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 11 for more information.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.

As presented for the year ended December 31, 2008, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the year ended December 31, 2008, we did not include 9.1 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

As presented for the year ended December 31, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. Our calculation of diluted net income per share for the year ended December 31, 2007 also includes shares that would have been issued had our 2.875% convertible notes been converted at the beginning of the year instead of on the actual conversion date. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes because their effect would have been antidilutive to our net income per common share for that period. Further, for the year ended December 31, 2007, we did not include 5.9 million in antidilutive stock options in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

As presented for the year ended December 31, 2006, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes as if they were converted at the beginning of the year. Our calculation of diluted net income per share for the year ended December 31, 2006 also includes shares that would have been issued had our 3.5% convertible notes been converted at the beginning of the year instead of on the actual conversion date. For the year ended December 31, 2006, we did not include 3.1 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$369,105	166,927	$2.21
Effect of dilutive securities:
Stock options	—	1,121
Restricted stock	—	252
Convertible notes, net of capitalized interest and taxes	6,796	6,990

Diluted net income per common share:
Net income	$375,901	175,290	$2.14

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$378,418	166,749	$2.27
Effect of dilutive securities:
Stock options	—	3,633
Restricted stock	—	524
Convertible notes, net of capitalized interest and taxes	10,395	13,350

Diluted net income per common share:
Net income	$388,813	184,256	$2.11

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$294,490	154,085	$1.91
Effect of dilutive securities:
Stock options	—	4,521
Restricted stock	—	936
Convertible notes, net of capitalized interest and taxes	14,106	24,740

Diluted net income per common share:
Net income	$308,596	184,282	$1.67

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the year ended December 31, 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. During the year ended December 31, 2007, we purchased a total of 7,401,543 shares of our common stock for approximately $500.1 million under our first program to purchase shares of our common stock for cash, which was approved by our Board of Directors in May 2007. We treat purchases of our common stock under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

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

Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date of October 31, 2002 and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the changes made to SOP 90-7 by SFAS No. 141(R), “Business Combinations,” effective beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. We will also record decreases, if any, of the post-reorganization valuation allowance as a reduction to our income tax expense. Using a “with-and-without” method, in accordance with SFAS 123R, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book-to-tax differences.

During the fourth quarter of 2007, we changed our historic position regarding the repatriation of foreign earnings back to the U.S. and we recorded a $69.6 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by $14.5 million to $55.1 million as of December 31, 2008 due to the appreciation of the dollar during the fourth quarter of 2008. Except for the earnings associated with this $55.1 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed in the U.S. under the subpart F rules. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

Change in Accounting Principle.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We used the modified prospective transition method and therefore did not restate our prior period’s results. Under this transition method, share-based payment expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the provisions of SFAS 123R. See Note 11 for more information.

Reclassifications.  We have reclassified some prior period amounts in our consolidated financial statements to conform to our current year presentation. Specifically, for the years ended December 31, 2007 and 2006, we corrected the classification of $28.7 million and $20.4 million, respectively, from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to existing customers. These revisions did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude from its scope FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition, in February 2008,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with FSP No. 157-2, we adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008 and for non-financial assets and liabilities in the first quarter of 2009. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 2 for additional information and related disclosures regarding our fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. As a result, the provisions of SFAS No. 141(R) will affect business combinations that close on or after January 1, 2009. The nature and magnitude of the impact, if any, of SFAS No. 141(R) on our consolidated financial statements will be limited to the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, we will apply the provisions of SFAS No. 160 to any non-controlling interests acquired on or after January 1, 2009. The adoption of SFAS No. 160 in the first quarter of 2009 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 requires additional disclosures concerning the impact of derivative instruments reflected in an entity’s financial statements; the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133; and the impact that derivative instruments and related hedged items may have on an entity’s financial position, performance and cash flows. SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 in the first quarter of 2009 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, we will apply the provisions of FSP FAS 142-3 to intangible assets acquired on or after January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (i.e. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments within its scope that were outstanding during any period presented in the financial statements issued after the effective date. We believe that the adoption of FSP APB 14-1 in 2009 will result in a material increase in the amount of non-cash interest expense with respect to certain of our convertible debt securities and a corresponding reduction in our reported net income and diluted earnings per share for all periods presented in our consolidated financial statements. We are currently quantifying the effect that the adoption of FSP APB 14-1 will have on our consolidated financial statements.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items. Fair value may be derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, interest rate yield curves, credit curves, correlation, credit worthiness of the counterparty, option volatility and currency rates. In accordance with SFAS No. 157, the impact of our own credit spreads is also considered when measuring the fair value of liabilities. Where appropriate, valuation adjustments are made to account for various factors such as credit quality and model uncertainty. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. We generally subject all valuations and models to a review process initially and on a periodic basis thereafter. As fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure, even when market

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fair Value Measurements — (Continued)

assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use when pricing the asset or liability at the measurement date.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and valuation techniques may have a material effect on the estimated fair value amounts. The following is a description of the major categories of assets and liabilities measured at fair value on a recurring basis and the valuation techniques applied to them.

Available-for-Sale Securities.

Nextel Brazil Investments.  Available-for-sale securities include $48.9 million in short-term investments made by Nextel Brazil in two investment funds. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.

Enhanced Cash Fund.  In May 2007, we invested in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. Initially, we classified our investment as a cash equivalent because it was highly liquid at that time. In December 2007, the fund manager ceased all purchases and sales of interests in the fund and began an orderly liquidation of the portfolio’s assets due to issues that arose in the U.S. credit markets. We concluded that because the fair value per unit of the fund was determined, published and the basis for current transactions, the fair value of our investment in the fund was readily determinable and as a result, we classified this investment as available-for-sale. In addition, we have the right at our option to receive an in-kind distribution of the underlying assets in the fund that we can sell or hold to maturity. As a result, as of December 31, 2007, we classified our investment in the fund of $241.8 million as a current asset. Through the third quarter of 2008, the underlying assets in the fund traded with sufficient daily observable market activity to support a Level 2 classification within the fair value hierarchy.

Due to the changing credit market conditions in the fourth quarter of 2008, the net asset value per unit as determined by the fund manager had declined from $1.000 at inception to $0.827 as of December 31, 2008. Considering all available evidence and relevant factors, including specific and individual investment data, the length of time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the fund, we determined that this loss in value was other-than-temporary. As a result, during the year ended December 31, 2008, we recognized a pre-tax loss of $14.8 million related to the loss in value of the fund. We also received $173.9 million in distributions from the fund in 2008. As of December 31, 2008, the carrying value of our investment was $53.2 million, with approximately $20.0 million classified as a long-term asset, since the expected maturity of certain securities within the fund exceed one year and considering the expected lack of liquidity in the capital markets in the foreseeable future with respect to these securities. In January 2009, we received a $9.1 million distribution from the fund based on the $0.827 net asset value per unit at December 31, 2008. We will continue to assess any future declines in fair value to determine whether additional other-than-temporary losses should be recognized. As of December 31, 2008 and 2007, the fund was comprised of the following:

	2008	2007

Structured investment vehicles	9%	10%
Corporate bond or financial institution debt securities	22%	29%
Various asset-backed securities	58%	46%
Cash and other assets	11%	15%

During the fourth quarter of fiscal 2008, we reclassified the enhanced cash fund from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The reclassification primarily resulted from the continued deterioration of and lack of liquidity in the market for asset-backed securities in the fourth quarter of 2008.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fair Value Measurements — (Continued)

We determined the fair value of each underlying type of security within the fund using primarily Level 3 inputs as follows:

•	The fair value of structured investment vehicles is estimated using valuation models with significant unobservable pricing inputs, including, interest rate yield curves, option volatility and currency rates;

•	The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer is used. As price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as key inputs; and

•	The fair value of asset-backed securities is estimated using valuation models with significant unobservable pricing inputs, including the quality of the underlying collateral, the credit rating of the issuers, interest rate yield curves, option volatility and currency rates.

The following table sets forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2008

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$48,859	$—	$—	$48,859
Available-for-sale securities — Enhanced cash fund	—	—	33,144	33,144

	48,859	—	33,144	82,003
Long-term investment:
Available-for-sale securities — Enhanced cash fund	—	—	20,016	20,016

	$48,859	$—	$53,160	$102,019

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis:

Year Ended
December 31,
2008

Beginning balance	$—
Transfer to Level 3 classification — October 1, 2008	86,242
Principal distributions	(22,695)
Realized losses	(10,387)

Ending balance	$53,160

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fair Value Measurements — (Continued)

the short-term nature of these instruments. The fair values of our derivative instruments are immaterial. The carrying amounts and estimated fair values of our debt instruments at December 31, 2008 and 2007 are as follows:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Long-term debt:
Convertible notes	$1,549,996	$1,036,526	$1,549,996	$1,462,685
Syndicated loan facilities	505,863	456,848	454,355	454,355
Towers financing obligations	157,262	58,027	177,199	177,199
Brazil spectrum license financing	6,660	4,649	9,446	9,446

	$2,219,781	$1,556,050	$2,190,996	$2,103,685

Convertible Notes.  We estimated the fair values of our convertible notes using quoted market prices in a broker dealer market adjusted for certain factors such as historical trading levels and market data for our notes, credit default spreads, stock volatility assumptions and other corroborating market or internally generated data. We also considered other factors including the current trading prices of other comparable convertible notes and current market interest rates. Because our fair value measurement includes market data, corroborating market data and some internally generated information, we consider this Level 2 in the fair value hierarchy.

Syndicated Loan Facilities.  We estimated the fair values of our syndicated loan facilities using an income approach consisting of primarily Level 3 inputs such as prices of comparable bonds, LIBOR and zero-coupon yield curves, treasury bond rates and credit spreads on comparable publicly traded bonds.

Towers Financing Obligations.  We estimated the fair values of our towers financing using an income approach consisting of primarily Level 3 inputs such as forward U.S. Treasury yield curves and credit spreads of comparable publicly traded bonds.

Brazil Spectrum License Financing.  We estimated the fair values of our spectrum financing arrangement in Brazil using an income approach consisting of primarily Level 3 inputs such as LIBOR and zero-coupon yield curves, treasury bond rates and credit spreads on comparable publicly traded bonds.

3.	Significant Transactions

Cosmofrecuencias Acquisition.  In September 2006, Nextel Mexico purchased all of the equity interests of Cosmofrecuencias S.A. de C.V., or Cosmofrecuencias, and Operadora de Communicaciones S.A. de C.V., or Operadora, for a purchase price of $200.0 million in cash. Cosmofrecuencias is the holding company of Operadora, which operated a public telecommunications network using concession rights granted by the Mexican government. In October 2006, Nextel Mexico received the necessary regulatory approvals and released the $200.0 million to complete this acquisition. The acquisition of these concessions gives Nextel Mexico a 50MHz nationwide footprint of 3.4GHz spectrum and a local fixed/mobile wireless telephone concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. We accounted for this acquisition as a purchase of assets. We allocated the purchase price to the licenses acquired ($278.1 million) and a deferred tax liability ($77.8 million), which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses. We classified the licenses acquired as finite lived assets, and we are amortizing them over the remaining statutory term, which was 10 years and 9 months as of December 31, 2008.

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

4.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	December 31,
	2008	2007
	(in thousands)

Land	$6,600	$4,949
Leasehold improvements	84,663	74,333
Digital mobile network equipment and network software	2,210,000	2,119,751
Office equipment, furniture and fixtures and other	329,352	279,013
Corporate aircraft capital lease	31,450	31,450
Less: Accumulated depreciation and amortization	(926,954)	(777,051)

	1,735,111	1,732,445
Construction in progress	152,204	120,637

	$1,887,315	$1,853,082

5.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	December 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$373,315	$(55,437)	$317,878	$446,222	$(35,775)	$410,447
Customer base	34,283	(34,283)	—	42,617	(42,617)	—
Trade name and other	1,412	(1,412)	—	1,796	(1,796)	—

Total intangible assets	$409,010	$(91,132)	$317,878	$490,635	$(80,188)	$410,447

The gross carrying value of our licenses as of December 31, 2008 primarily represent the licenses we acquired in connection with our purchase of Cosmofrecuencias in Mexico. See Note 3 for more information related to license transactions.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets — (Continued)

Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2008 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2009	$26,389
2010	27,184
2011	27,184
2012	27,184
2013	27,011

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the years ended December 31, 2008 and 2007, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

6.	Balance Sheet Details

Accrued Expenses and Other.

The components are as follows:

	December 31,	December 31,
	2008	2007
	(in thousands)

Payroll related items and commissions	$70,493	$71,626
Capital expenditures	68,481	87,486
Network system and information technology	60,333	59,783
Non-income based taxes	52,918	48,444
Customer deposits	35,059	40,188
Other	158,986	129,176

	$446,270	$436,703

7.	Debt

	December 31,
	2008	2007
	(in thousands)

3.125% convertible notes due 2012	$1,200,000	$1,200,000
2.75% convertible notes due 2025	349,996	349,996
Brazil syndicated loan facility	300,000	175,000
Mexico syndicated loan facility	205,863	279,355
Tower financing obligations	157,262	177,199
Capital lease obligations	68,167	75,436
Brazil spectrum license financing	6,660	9,446
Other	4,346	85

Total debt	2,292,294	2,266,517
Less: current portion	(99,054)	(70,448)

	$2,193,240	$2,196,069

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

3.125% Convertible Notes.  In May 2007, we privately placed $1.0 billion aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of 3.125% notes, which the initial purchaser exercised in full. As a result, we issued a total of $1.2 billion principal amount of the 3.125% notes for which we received total gross proceeds of $1.2 billion. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes. Our 3.125% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future.

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

For the fiscal quarter ended December 31, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2008. As a result, the conversion contingency was not met as of December 31, 2008. We have the option to satisfy the conversion of the 3.125% notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2008, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

As presented for the years ended December 31, 2008 and 2007, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share for those periods.

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

For the fiscal quarter ended December 31, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2008. As a result, the conversion contingency was not met as of December 31, 2008.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2008 and 2007, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

As presented for the years ended December 31, 2008, 2007 and 2006, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.75% convertible notes.

2.875% Convertible Notes.  As of December 31, 2006, we had outstanding $300.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes. The 2.875% notes bore interest at a rate of 2.875% per year on the principal amount of the notes and were scheduled to mature on February 1, 2034.

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

instead of on the actual conversion date. As presented for the year ended December 31, 2006, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.875% convertible notes.

Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 3.43% and 7.35% as of December 31, 2008 and 2007, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 3.18% and 7.10% as of December 31, 2008 and 2007, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and are secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil has utilized borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt. In connection with this agreement, Nextel Brazil deferred $5.0 million of financing costs, which Nextel Brazil is amortizing as additional interest expense over the term of the syndicated loan.

During the fourth quarter of 2007, Nextel Brazil borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. During the first quarter of 2008, Nextel Brazil borrowed the remaining $18.8 million in term loans under Tranche A and $106.2 million in term loans under Tranche B of this syndicated loan facility.

Mexico Syndicated Loan Facility.  In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million was denominated in U.S. dollars with a floating interest rate based on LIBOR, $31.0 million was denominated in Mexican pesos with a floating interest rate based on the Mexican reference interest rate TIIE, and $90.0 million was denominated in Mexican pesos, at an interest rate fixed at the time of funding. In May 2005, we borrowed the entire $250.0 million available under this facility. As part of this agreement, Nextel Mexico is subject to various legal and financial covenants that, among other things, require Nextel Mexico to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the $31.4 million portion of the syndicated loan facility. This interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year.

In June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e. LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 2.44% and 6.31% as of December 31, 2008 and 2007, respectively), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.98% and 8.67% as of December 31, 2008 and 2007, respectively), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36% as of December 31, 2008 and 2007). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

Tower Financing Obligations.  During the years ended December 31, 2008 and 2007, Nextel Mexico and Nextel Brazil sold communications towers as follows (proceeds in thousands):

	Year Ended December 31,
	2008		2007
	Towers		Towers
	Sold	Proceeds	Sold	Proceeds

Nextel Mexico	181	$23,070	220	$27,606
Nextel Brazil	54	5,565	34	3,546

Total	235	$28,635	254	$31,152

We account for these tower sales as financing arrangements. As a result, we did not recognize any gains from the sales, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our consolidated balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2008, 2007 and 2006, we recognized $48.7 million, $29.8 million and $18.6 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense. Following the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.

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

Capital Lease Obligations.

Corporate Aircraft Leases.  In April 2004, we entered into an agreement to lease a corporate aircraft for eight years for the purpose of enabling company employees to visit and conduct business at our various operating companies in Latin America. We account for this agreement as a capital lease and recorded a capital lease asset and capital lease liability for the present value of the future minimum lease payments. As of December 31, 2008 and 2007, the capital lease liability for our 2004 corporate aircraft was $25.3 million and $26.9 million, respectively.

In November 2005, we entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We refer to this aircraft lease as the 2005 aircraft lease. This new aircraft will replace the existing corporate aircraft that we are currently leasing. We determined that in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” we are the owner of this new corporate aircraft during its construction because we have substantially all of the construction period risks. As a result, we recorded an asset for construction-in-progress and a corresponding long-term liability for the new aircraft as construction occurs, which was $37.3 million and $14.9 million as of December 31, 2008 and 2007. When construction of the new corporate aircraft is complete and the lease term begins, we will record the 2005 aircraft lease as a sale and a leaseback. We will also evaluate the classification of the lease as either a capital lease or an operating lease at that time.

Upon taking delivery of the new aircraft, we are required to immediately exercise our early purchase option on the existing aircraft and pay all amounts due under the 2004 aircraft lease. If we fail to take delivery of the new

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

aircraft and acquire the existing aircraft, we will be subject to certain penalties under the 2004 aircraft lease and the 2005 aircraft lease. If we take delivery of the new aircraft and acquire the existing aircraft, we intend to immediately sell the existing aircraft.

In addition, we signed a demand promissory note to guarantee the total advance payments for the construction of the new aircraft to be financed by the lessor under the 2005 aircraft lease. The first scheduled advance payment occurred in November 2005. The lessor committed to make advance payments of up to $25.2 million during the construction of the new aircraft. During the year ended December 31, 2007, the lessor made advance payments of $5.6 million. We did not make any advance payments during the year ended December 31, 2008. We also provided a $1.0 million letter of credit to the lessor as security for the first advance payment, which we paid in the fourth quarter of 2005. To secure our obligations under the letter of credit agreement, we initially deposited approximately $1.0 million in a restricted cash account with the bank issuing the letter of credit. Under the 2005 aircraft lease, we are obligated to increase the amount of the letter of credit up to a maximum of $10.0 million as the lessor makes advance payments. As a result, during 2007, we deposited additional amounts in this restricted cash account to continue to secure the letter of credit. As of December 31, 2008 and 2007, the balance in this restricted cash account was $6.8 million. We classified this restricted cash account as a long-term asset in our consolidated balance sheets as of December 31, 2008 and 2007, respectively. Under the terms of this promissory note, we are required to maintain unencumbered cash, cash equivalents, marketable securities and highly liquid investments of no less than $60.0 million at all times.

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

Brazil Spectrum License Financing.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses from the Brazilian government for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments, and we are amortizing these licenses over 15 years. Due to changes in foreign currency exchange rates, the balance of the spectrum license financing as of December 31, 2008 and 2007 was $6.7 million and $9.4 million, respectively.

Debt Maturities.  For the years subsequent to December 31, 2008, scheduled annual maturities of all long-term debt outstanding as of December 31, 2008 are as follows (in thousands):

Principal
Year	Repayments

2009	$99,054
2010	92,435
2011	250,748
2012	1,313,817
2013	23,751
Thereafter	512,489

Total	$2,292,294

8.	Commitments and Contingencies

Capital and Operating Lease Commitments.

We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from ten to fifteen years. In addition, we have a capital lease

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies — (Continued)

obligation on our existing corporate aircraft. The remaining term of this lease agreement is four years. See Note 7 for further information regarding these agreements.

We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2008, 2007 and 2006, total rent expense under operating leases was $177.2 million, $133.1 million and $100.5 million, respectively.

For years subsequent to December 31, 2008, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2009	$12,281	$115,327	$127,608
2010	12,281	102,005	114,286
2011	12,281	86,913	99,194
2012	29,599	71,374	100,973
2013	9,777	63,021	72,798
Thereafter	71,751	172,550	244,301

Total minimum lease payments	147,970	611,190	759,160
Less: imputed interest	(79,803)	—	(79,803)

Total	$68,167	$611,190	$679,357

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies — (Continued)

statute of limitations for certain contingencies, during the years ended December 31, 2007 and 2006, Nextel Brazil reversed $10.6 million and $9.2 million, respectively, in accrued liabilities, of which we recorded $4.5 million and $4.4 million, respectively, as a reduction to operating expenses and the remainder to other income, which represented monetary corrections. Monetary corrections are specific indexation factors under Brazilian law that are used to restore the real economic value of tax and other contingent obligations in local Brazilian currency after taking into consideration the effects of inflation.

As of December 31, 2008 and 2007, Nextel Brazil had accrued liabilities of $18.3 million and $20.2 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of December 31, 2008 and 2007, Nextel Brazil had $9.2 million and $10.8 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $196.4 million and $200.4 million as of December 31, 2008. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of December 31, 2008 and 2007, Nextel Argentina had accrued liabilities of $35.0 million and $32.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

Turnover Tax.  The government of the city of Buenos Aires imposes a turnover tax rate of 6% of revenues for cellular companies while maintaining a 3% rate for other telecommunications services. From a regulatory standpoint, we are not considered a cellular company, although, the city of Buenos Aires made claims to the effect that the higher turnover tax rate should apply to our services. As a result, until April 2006, Nextel Argentina paid the turnover tax at a rate of 3% and recorded a liability and related expense for the differential between the higher rate applicable to cellular carriers and the 3% rate, plus interest. In April 2006, following some adverse decisions by the city of Buenos Aires, Nextel Argentina decided to pay under protest $18.8 million, which represented the total amount of principal and interest, related to the city’s turnover tax claims and subsequently paid an additional $4.2 million, plus interest, under protest, for the period April 2006 through December 2006 related to this tax. Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to accrue and pay only the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest in excess of that level.

In 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms that only the 3% general turnover tax rate is applicable to our services. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006 until the court issues a ruling on the case. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations. Other provincial governments have sought to impose similar increases in the turnover tax rate applicable to Nextel Argentina. Nextel Argentina continues to pay the turnover tax at the existing rate and accrues a liability for the incremental difference in the rate. As of December 31, 2008 and 2007, Nextel Argentina had accrued $9.9 million and $6.8 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

9.	Capital Stock

We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.

We issued 3,000,000 shares, 3,635,850 shares and 6,852,150 shares of our common stock in connection with the conversion of our 3.5% convertible notes on June 10, 2005, June 21, 2005 and December 14, 2006, respectively. As described in Note 7, we issued 11,268,103 shares of our common stock in connection with the conversion of our 2.875% convertible notes in July 2007. In addition, as described in Note 1, during the years ended December 31, 2008 and 2007, we repurchased a total of 5,555,033 shares and 7,401,543 shares of our common stock, respectively.

During the years ended December 31, 2008, 2007 and 2006, we issued common shares of stock in connection with the exercise of stock options by employees.

As of December 31, 2008 and 2007, there were 165,782,002 shares and 169,910,315 shares of our common stock outstanding, respectively.

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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2008, we had not issued any shares of undesignated preferred stock.

Common Stock Reserved for Issuance.  As of December 31, 2008 and 2007, under our employee stock option plan, we had reserved for future issuance 17,610,279 shares and 20,494,643 shares of our common stock, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$(1,086)	$(3,396)	$(5,086)
State, net of Federal tax benefit	—	—	(444)
Foreign	(213,950)	(114,793)	(75,078)

Total current income tax provision	(215,036)	(118,189)	(80,608)

Deferred:
Federal	15,383	(54,772)	(6,265)
State, net of Federal tax benefit	1,714	(6,103)	(698)
Foreign	42,684	9,037	(31,873)

Total deferred income tax provision	59,781	(51,838)	(38,836)

Total income tax provision	$(155,255)	$(170,027)	$(119,444)

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	(1)	—	—
Effect of foreign operations	(5)	(6)	(4)
Nondeductible SFAS 123R expense	—	2	2
Change in deferred tax asset valuation allowance	5	(8)	—
Intercompany transactions	2	2	3
Withholding tax and tax on subpart F income	2	2	2
Loss on Mexican fixed asset disposals	—	—	(4)
Tax-deductible dividends	—	(2)	—
U.S. tax on unremitted foreign earnings	—	12	—
Inflation adjustments	(6)	(3)	(4)
Amortization of acquired tax benefits (deferred credit)	—	(4)	(2)
Income tax credits	(2)	—	—
Other	—	1	1

Income tax provision	30%	31%	29%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes — (Continued)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
	(in thousands)

Deferred tax assets:
Net operating losses and capital loss carryforwards	$209,254	$298,709
Allowance for doubtful accounts	18,339	18,375
Accrued expenses	59,829	49,267
Accrual for contingent liabilities	6,230	6,874
Intangible assets	4,022	13,058
Property, plant and equipment	183,756	224,049
Capital lease obligations	62,108	70,132
Deferred revenue	48,466	51,948
Stock option expense	28,744	14,902
Other	67,792	25,116

	688,540	772,430
Valuation allowance	(73,962)	(58,651)

Total deferred tax asset	614,578	713,779

Deferred tax liabilities:
Intangible assets	71,555	90,843
Unremitted foreign earnings	55,093	69,477
Deferred revenue	24,132	26,057
Property, plant and equipment	2,418	9,893
Other	12,202	13,252

Total deferred tax liability	165,400	209,522

Net deferred tax asset	$449,178	$504,257

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

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings, Inc. as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2008 and 2007, the cumulative amount of additional tax liability would have been approximately $49.3 million and $115.3 million, respectively.

During the fourth quarter of 2007, we changed our historic position regarding the repatriation of foreign earnings back to the U.S. and we recorded a $69.6 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by $14.5 million to $55.1 million as of December 31, 2008 due to the appreciation of the dollar during the fourth quarter of 2008. Except for the earnings associated with this $55.1 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed in the U.S. under the subpart F rules. Should additional amounts of our foreign

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes — (Continued)

subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

As of December 31, 2008, we had approximately $263.8 million of net operating loss carryforwards for U.S. Federal and state income tax purposes that expire in various amounts beginning in 2010 through 2028. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

As of December 31, 2008, we had approximately $6.9 million of capital loss carryforwards for U.S. Federal income tax purposes, a small amount of which expires in 2012, with the balance expiring in 2013. We will only be able to utilize these capital losses to the extent we generate U.S. capital gains. As we do not believe we meet the more-likely-than-not criteria regarding the utilization of these capital losses prior to their expiration, we have established a full valuation allowance against these capital losses.

As of December 31, 2008, we had approximately $5.1 million of net operating loss carryforwards in our Mexican subsidiary. These carryforwards expire in various amounts and at various periods from 2009 to 2018. Nextel Chile had approximately $50.6 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $548.1 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

We excluded $208.7 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under SFAS 123R; and (3) from excess stock option deductions accounted for under SFAS 123R. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under SFAS 123R. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in SFAS 123R.

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

Our deferred tax asset valuation allowances generally consist of three components. We record decreases in these valuation allowances as coming first from valuation allowances existing as of the reorganization date, second from valuation allowances created subsequent to the reorganization from items other than excess stock option deductions, and third from post-reorganization excess stock option deductions accounted for under SFAS 123R. Historically, in accordance with SOP 90-7, we have recognized decreases in the deferred tax asset valuation allowance that existed at the reorganization date first as a reduction in the carrying value of our intangible assets existing at the reorganization date until fully exhausted, and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the changes made to SOP 90-7 by SFAS No. 141(R), “Business Combinations,” or SFAS No. 141(R), effective

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes — (Continued)

beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. The table below reflects the impact on our stockholders’ equity and income tax provision of the deferred tax asset valuation allowance decreases that we recorded during 2007 and 2006 in accordance with SOP 90-7. $18.6 million of the 2006 increase to stockholders’ equity relates to errors identified in our consolidated financial statements for the years ended December 31, 2003 and 2004 related to accounting for income taxes in Nextel Mexico. There were no changes to our deferred tax asset valuation allowance during 2008 in accordance with SOP 90-7.

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Increase to stockholders’ equity	$407,224	$24,573
Reduction to income tax provision	48,724	—

Total	$455,948	$24,573

As of December 31, 2008, Nextel Brazil, Nextel Chile and Nextel Mexico have $15.3 million, $8.0 million and $1.4 million of deferred tax asset valuation allowances, respectively. In addition, our U.S. operations have $49.2 million of deferred tax asset valuation allowance as of December 31, 2008. Of the total $73.9 million consolidated deferred tax asset valuation allowance as of December 31, 2008, $12.8 million of Nextel Brazil’s valuation allowance existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with SOP 90-7 as a reduction to income tax expense. Similarly, $26.6 million of the U.S. valuation allowance relates to excess stock option deductions that did not reduce taxes payable and, if realized, will result in an increase to paid-in capital.

We believe it is reasonably possible that, as a result of the repatriation of certain earnings of our Mexican subsidiaries discussed above, within the next year, we will release some portion of the U.S. valuation allowance. The character of the valuation allowance that would be released would likely be related to excess stock option deductions that did not previously reduce taxes payable. If this portion of the U.S. valuation allowance is released, it would result in an increase to paid-in capital and will be dependent upon the generation of sufficient U.S. taxable income by our U.S. entities. Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2009 to determine the appropriate level of valuation allowance.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, 2006, 2007 and 2008, Nextel Peru generated taxable income and offset all of its accumulated tax loss carryforwards against the taxable income generated in those years. The 1998 tax stability agreement effectively expired on January 1, 2008. As of 2007, net operating losses may be offset alternatively (i) during the four consecutive years as of the year in which the loss was incurred, or (ii) without limitations, provided that only 50% of the taxable income is offset per year. In December 2008, Nextel Peru entered into a new and similar tax stability agreement with the Peruvian government under which Nextel Peru has been granted stability of the income tax regime in effect as of that date, including the new regime for loss carryforwards, expiring on September 20, 2027.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1995; Mexico — 2001; Argentina — 2002; Peru and Brazil — 2004. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we accounted for our change in reserve for uncertain

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes — (Continued)

tax positions as a $5.2 million decrease to the beginning balance of retained earnings on our consolidated balance sheet.

The following table shows a reconciliation of our total FIN 48 unrecognized tax benefit as of December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31,
	2008	2007

Unrecognized tax benefits at January 1	$67,955	$55,965
Additions for current year tax positions	27,436	14,408
Additions for prior year tax positions	555	—
Lapse of statute of limitations	(490)	(3,058)
Settlements with taxing authorities	(124)	(152)
Foreign currency translation adjustment	(9,446)	792

Unrecognized tax benefits at December 31	$85,886	$67,955

The unrecognized tax benefits as of January 1, 2008 and December 31, 2008 included $49.2 million and $63.2 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $0.6 million of unrecognized tax benefits related to non-U.S. deductions that lack sufficient supporting documentation, which are reasonably possible will be recognized within the next twelve months following December 31, 2008, as a result of the expiring statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2008 and 2007, we recognized approximately $1.6 million and $0.9 million, respectively, of interest and penalties in our current income tax provision and statement of financial position and a benefit of $3.0 million of interest and penalties of the unrecognized tax benefits for which the statute of limitations expired in 2008. We had accrued approximately $2.0 million and $3.8 million for the payment of interest and penalties as of December 31, 2008 and 2007, respectively. We classify our uncertain tax positions as non-current income tax liabilities.

In December 2004, the Mexican government enacted tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005, 29% for 2006 and 28% for 2007 and subsequent years.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of December 31, 2008 and 2007 include $12.8 million and $16.0 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The $3.2 million decrease from December 31, 2007 to December 31, 2008 was due to the change in the exchange rate between the Mexican peso and the U.S. dollar. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that became effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the previous minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that superseded the previous asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. For purposes of the minimum corporate tax, Nextel Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes — (Continued)

acquired. This tax will be phased in at a rate of 16.5% for 2008, 17% for 2009 and a final tax rate of 17.5% for 2010 and thereafter. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable.

We believe that the new minimum corporate tax is an income tax to which SFAS No. 109, “Accounting for Income Taxes,” is applicable. The effect of the new minimum corporate tax on our existing deferred tax assets and liabilities must be reflected in that period as an increase or decrease to our deferred income tax provision. After evaluating the impact that the new minimum corporate tax had on Nextel Mexico, no adjustment to our deferred income tax provision was necessary. We also do not believe we will incur any material minimum corporate tax liability in the future.

Income (loss) from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

U.S.	$(174,400)	$(116,765)	$(109,622)
Non-U.S.	698,760	665,210	523,556

Total	$524,360	$548,445	$413,934

11.	Employee Stock and Benefit Plans

As of December 31, 2008, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are 27,958 stock options outstanding under the 2002 Management Incentive Plan as of December 31, 2008, no additional awards will be granted under the Plan. We adopted the 2004 Incentive Compensation Plan in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SARs), stock awards, performance share awards, incentive awards and/or stock units. Through December 31, 2008, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SARs over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

Historically, our Board of Directors has granted stock options and other equity awards to employees on an annual basis near the end of April. On April 23, 2008, our Board of Directors granted 3.6 million stock options to certain of our employees and directors in connection with this annual stock option grant. Stock options are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. In addition, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 10,000 shares in any single grant and 100,000 shares in the aggregate) to employees who are not executive officers.

We adopted SFAS 123R effective January 1, 2006. We used the modified prospective transition method to adopt SFAS 123R and therefore did not restate our prior periods results. Under this transition method, share-based payment expense for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006 based on the grant date fair

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Stock and Benefit Plans — (Continued)

value estimated in accordance with the original provisions of SFAS 123. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Our stock options generally vest twenty-five percent per year over a four-year period, and our restricted shares generally vest in full on the third and/or fourth anniversaries of the grant. We used actual forfeitures to calculate our compensation expense for the years ended December 31, 2008, 2007 and 2006.

For the years ended December 31, 2008, 2007 and 2006, we recognized $64.7 million, $55.2 million and $34.0 million, respectively, in share-based payment expense related to stock options. For the years ended December 31, 2008, 2007 and 2006, we recognized $6.6 million, $11.8 million and $11.9 million, respectively, in share-based payment expense related to restricted stock. We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, we classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense primarily at the corporate level and exclude it when evaluating the business performance of our segments. As of December 31, 2008, there was approximately $130.8 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a four-year period and for a weighted average period of 1.8 years.

Stock Option Awards

The following table summarizes stock option activity under all plans:

		Weighted Average
	Number of	Exercise Price
	Options	per Option

Outstanding, January 1, 2006	11,270,219	22.70
Granted	3,313,900	59.89
Exercised	(2,802,067)	19.77
Forfeited	(675,152)	33.37

Outstanding, December 31, 2006	11,106,900	33.96
Granted	3,574,600	78.00
Exercised	(3,390,812)	26.81
Forfeited	(682,175)	45.44

Outstanding, December 31, 2007	10,608,513	50.34
Granted	4,000,340	42.05
Exercised	(1,426,720)	23.14
Forfeited	(1,117,476)	56.51

Outstanding, December 31, 2008	12,064,657	49.75

Exercisable, December 31, 2006	837,775	20.39

Exercisable, December 31, 2007	1,027,438	37.45

Exercisable, December 31, 2008	3,458,316	45.98

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Stock and Benefit Plans — (Continued)

Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Exercise Price or		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Range	Shares	Life	Price	Value	Shares	Life	Price	Value

$0.41 — 0.42	27,958	3.87 years	$0.42	$496,629	27,958	3.87 years	$0.42	$496,629
$17.67 — 23.76	739,581	5.59 years	19.04	3,400	697,481	5.33 years	19.00	3,400
$25.12 — 37.31	2,319,622	6.36 years	26.45	—	975,997	6.32 years	26.41	—
$40.62 — 58.17	3,754,890	9.28 years	41.22	—	23,600	7.56 years	51.62	—
$58.68 — 87.33	5,222,606	7.88 years	70.85	—	1,733,280	7.70 years	68.51	—

	12,064,657	7.87 years		$500,029	3,458,316	6.80 years		$500,029

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $35.7 million, $174.6 million and $112.0 million, respectively. The total fair value of options vested was $73.4 million, $42.4 million and $22.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $18.78 for each option granted for the year ended December 31, 2008, $29.43 for each option granted for the year ended December 31, 2007 and $22.28 for each option granted for the year ended December 31, 2006 based on the following assumptions:

	2008	2007	2006

Risk free interest rate	1.52% - 3.56%	3.84% - 5.04%	4.73% - 5.10%
Expected stock price volatility	47.4% - 51.5%	36.9% - 38.5%	31.0% - 38.5%
Expected term in years	4.52 - 4.60	4.52 - 4.75	4.00 - 4.75
Expected dividend yield	0.00%	0.00%	0.00%

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

Restricted Stock Awards

Following is a summary of the status of our non-vested restricted stock awards:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Non-vested restricted stock awards as of January 1, 2006	864,000	$19.13
Granted	632,000	52.77
Vested	—	—
Forfeited	(73,000)	40.59

Non-vested restricted stock awards as of December 31, 2006	1,423,000	32.97
Granted	30,000	74.02
Vested	(839,000)	19.13
Forfeited	(36,000)	60.77

Non-vested restricted stock awards as of December 31, 2007	578,000	61.36
Granted	110,000	44.17
Vested	—	—
Forfeited	(109,000)	60.38

Non-vested restricted stock awards as of December 31, 2008	579,000	56.29

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of December 31, 2008, there was approximately $9.2 million in unrecognized compensation cost related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of 1.4 years.

Nextel Mexico Pension Plan.  We have a pension plan which is administered in accordance with local laws and income tax regulations. As of December 31, 2008 and 2007, we had accrued pension costs of $8.0 million and $7.9 million, respectively. We do not expect contributions to this plan to be material in 2009 or thereafter.

12.	Segment Information

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment Information — (Continued)

of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Year Ended December 31, 2008
Service and other revenues	$2,047,113	$1,262,838	$508,227	$222,819	$8,704	$(1,235)	$4,048,466
Digital handset and accessory revenues	86,128	68,081	46,097	20,571	37	—	220,914

Operating revenues	$2,133,241	$1,330,919	$554,324	$243,390	$8,741	$(1,235)	$4,269,380

Segment earnings (losses)	$764,344	$369,969	$170,855	$42,557	$(175,305)	$—	$1,172,420
Management fee	(32,187)	—	—	—	31,836	351	—
Depreciation and amortization	(191,372)	(140,897)	(38,457)	(21,572)	(12,061)	(120)	(404,479)

Operating income (loss)	540,785	229,072	132,398	20,985	(155,530)	231	767,941
Interest expense, net	(60,086)	(53,146)	(3,223)	(292)	(53,169)	7,302	(162,614)
Interest income	46,221	6,141	2,425	875	20,051	(7,302)	68,411
Foreign currency transaction (losses) gains, net	(44,811)	(80,211)	6,558	(67)	(1,690)	(351)	(120,572)
Other (expense) income, net	(311)	(12,633)	45	—	(15,907)	—	(28,806)

Income (loss) before income tax	$481,798	$89,223	$138,203	$21,501	$(206,245)	$(120)	$524,360

Capital expenditures	$218,623	$414,466	$83,491	$63,418	$50,847	$—	$830,845

Year Ended December 31, 2007
Service and other revenues	$1,762,596	$833,241	$408,142	$178,058	$3,828	$(1,169)	$3,184,696
Digital handset and accessory revenues	30,103	34,723	33,951	12,800	22	—	111,599

Operating revenues	$1,792,699	$867,964	$442,093	$190,858	$3,850	$(1,169)	$3,296,295

Segment earnings (losses)	$675,845	$217,785	$138,354	$35,769	$(144,045)	$—	$923,708
Management fee	(34,376)	—	—	—	34,376	—	—
Depreciation and amortization	(151,573)	(96,342)	(30,227)	(19,867)	(7,008)	393	(304,624)

Operating income (loss)	489,896	121,443	108,127	15,902	(116,677)	393	619,084
Interest expense, net	(60,527)	(33,943)	(2,466)	(120)	(41,873)	10,196	(128,733)
Interest income	29,605	744	5,370	750	41,156	(10,196)	67,429
Foreign currency transaction gains, net	2,559	14,595	1,244	507	103	—	19,008
Debt conversion expense	—	—	—	—	(26,429)	—	(26,429)
Other income (expense), net	2,103	(127)	1,594	2	(5,486)	—	(1,914)

Income (loss) before income tax	$463,636	$102,712	$113,869	$17,041	$(149,206)	$393	$548,445

Capital expenditures	$255,245	$256,410	$66,974	$43,707	$44,422	$—	$666,758

Year Ended December 31, 2006
Service and other revenues	$1,319,371	$500,315	$320,664	$137,924	$2,425	$(777)	$2,279,922
Digital handset and accessory revenues	21,926	36,673	24,370	8,449	—	—	91,418

Operating revenues	$1,341,297	$536,988	$345,034	$146,373	$2,425	$(777)	$2,371,340

Segment earnings (losses)	$530,684	$115,144	$98,996	$26,078	$(108,911)	$—	$661,991
Depreciation and amortization	(105,867)	(59,199)	(20,141)	(12,927)	(4,481)	393	(202,222)

Operating income (loss)	424,817	55,945	78,855	13,151	(113,392)	393	459,769
Interest expense, net	(38,424)	(23,961)	(2,330)	(145)	(24,613)	94	(89,379)
Interest income	32,377	3,490	2,509	1,070	11,705	(94)	51,057
Foreign currency transaction gains (losses), net	3,957	(387)	(18)	106	(101)	—	3,557
Debt conversion expense	—	—	—	—	(5,070)	—	(5,070)
Other (expense) income, net	(3,173)	(1,876)	329	2	(1,282)	—	(6,000)

Income (loss) before income tax	$419,554	$33,211	$79,345	$14,184	$(132,753)	$393	$413,934

Capital expenditures	$308,254	$201,828	$61,718	$37,575	$18,050	$—	$627,425

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

December 31, 2008
Property, plant and equipment, net	$687,740	$725,232	$210,297	$149,606	$114,727	$(287)	$1,887,315

Identifiable assets	$2,122,062	$1,491,827	$449,084	$290,397	$735,037	$(287)	$5,088,120

December 31, 2007
Property, plant and equipment, net	$803,393	$673,462	$183,889	$107,532	$84,972	$(166)	$1,853,082

Identifiable assets	$2,297,580	$1,540,227	$444,125	$231,018	$923,952	$(166)	$5,436,736

December 31, 2006
Property, plant and equipment, net	$690,573	$415,577	$152,818	$83,920	$46,822	$(560)	$1,389,150

Identifiable assets	$1,978,469	$637,230	$322,813	$171,871	$187,855	$(560)	$3,297,678

13.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2008
Operating revenues	$993,217	$1,103,954	$1,182,725	$989,484
Operating income	191,798	199,721	219,007	157,415
Net income	113,569	155,274	91,786	8,476
Net income, per common share, basic	$0.67	$0.93	$0.55	$0.05

Net income, per common share, diluted	$0.65	$0.88	$0.54	$0.05

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2007
Operating revenues	$714,765	$786,984	$854,403	$940,143
Operating income	142,637	135,216	159,439	181,792
Net income	84,164	84,080	81,666	128,508
Net income, per common share, basic	$0.52	$0.52	$0.48	$0.75

Net income, per common share, diluted	$0.47	$0.47	$0.46	$0.71

The 2007 quarterly amounts presented above include a $4.0 million reclassification from interest income to operating revenues related to amounts received from Nextel Brazil’s customers in connection with late payments.

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$20,204	$80,628	$(72,957)	$27,875

Valuation allowance for deferred tax assets	$58,651	$24,400	$(9,089)	$73,962

Year Ended December 31, 2007
Allowance for doubtful accounts	$15,928	$46,360	$(42,084)	$20,204

Valuation allowance for deferred tax assets	$444,393	$6,098	$(391,840)	$58,651

Year Ended December 31, 2006
Allowance for doubtful accounts	$11,677	$30,327	$(26,076)	$15,928

Valuation allowance for deferred tax assets	$417,341	$5,258	$21,794	$444,393

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX

For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Form 8-K, filed on November 12, 2002).
3.1	Restated Certificate of Incorporation of NII Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 10-K, filed on February 27, 2007).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 8-K, filed on October 29, 2007).
4.1	Indenture governing our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
4.2	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed August 6, 2007).
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2	Amendment Number One to the Subscriber Unit Purchase Agreement for NII Holdings, Inc., dated as of December 12, 2005, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.20 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.3	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 6, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.4	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.5	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.6	Form of Amendment 001 to iDEN Infrastructure Installation Services Agreement, dated as of January 1, 2005, by and between NII Holdings, Motorola, Inc. and each of Nextel Argentina, S.A., Nextel Telecomunicacoes, Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.4 to NII Holdings’ Form 10-K, filed on March 22, 2006).
10.7	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.8	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.9	Form of Amendment 005 to iDEN Infrastructure Supply Agreement, dated as of December 15, 2004, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form 10-K, filed on March 31, 2005).
10.10	Form of Amendment 006 to the iDEN Infrastructure Equipment Supply Agreement, dated as of January 1, 2005, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.9 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit
Number		Exhibit Description

10.11		Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes, Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 6, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.12		Amended and Restated Credit Agreement, dated as of June 27, 2006, by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on August 7, 2006).
10.13		Term Facility Agreement A/B, dated as of September 14, 2007, by and among Nextel Telecomunicacoes Ltda., Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V., as lender, and Standard Bank Offshore Trust Company Jersey Limited, as Security Agent (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 6, 2007).
10.14		Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10	.15*	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.16		Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003).
10.17		Registration Rights Agreement related to our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
10.18		Purchase Agreement for the sale of our 3.125% convertible notes due 2012, dated as of May 30, 2007, by and among NII Holdings, Inc. and the initial purchasers (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed August 6, 2007).
10.19		Registration Rights Agreement related to our 3.125% convertible notes due 2012, dated as of June 5, 2007, by and among NII Holdings, Inc. and the initial purchasers (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed August 6, 2007).
10	.20*	Form of NII Holdings Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on August 6, 2008).
10	.21*	2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on August 6, 2008).
10	.22*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.23*	Form of Executive Officer Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.24*	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.25*	Form of Non-employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.26*	Outside Directors Deferral Plan (incorporated by reference to Exhibit 10.26 to NII Holdings’ Form 10-K, filed on February 27, 2008).
10.29		Employment Letter Agreement dated February 21, 2007 between NII Holdings, Inc. and Peter A. Foyo (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on May 7, 2007).
10	.30*	Severance Plan (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on August 6, 2008).
10	.31*	Executive Voluntary Deferral Plan (incorporated by reference to Exhibit 10.3 to NII Holdings’ Form 8-K, filed on December 16, 2008).
10.32		Employment Letter Agreement dated January 5, 2008 between NII Holdings, Inc. and Steven P. Dussek (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on January 9, 2008).
12.1		Ratio of Earnings to Fixed Charges (filed herewith).
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to NII Holdings’ Form 10-K, filed on March 12, 2004).

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of NII Holdings’ (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates Management Compensatory Plan.