Form 10-Q
period 2009-03-31
NII HOLDINGS INC
filed 2009-05-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 1, 2009

Common Stock, $0.001 par value per share	165,782,002

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	March 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$1,156,451	$1,243,251
Short-term investments	21,881	82,002
Accounts receivable, less allowance for doubtful accounts of $34,255 and $27,875	468,802	454,769
Handset and accessory inventory	138,327	139,285
Deferred income taxes, net	132,128	138,610
Prepaid expenses and other	176,642	130,705

Total current assets	2,094,231	2,188,622
Property, plant and equipment, net	1,931,976	1,892,113
Intangible assets, net	300,610	317,878
Deferred income taxes, net	423,885	429,363
Other assets	324,290	265,440

Total assets	$5,074,992	$5,093,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$147,850	$136,442
Accrued expenses and other	399,490	446,270
Deferred revenues	114,050	116,267
Accrued interest	16,953	13,166
Current portion of long-term debt	132,030	99,054

Total current liabilities	810,373	811,199
Long-term debt	2,018,312	2,034,086
Deferred revenues	28,841	29,616
Deferred credits	131,511	147,743
Other long-term liabilities	165,061	158,652

Total liabilities	3,154,098	3,181,296

Commitments and contingencies (Note 6)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2009 and 2008, no shares issued or outstanding — 2009 and 2008	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2009 and 2008, 165,782 shares issued and outstanding — 2009 and 2008	166	166
Paid-in capital	1,176,848	1,158,922
Retained earnings	1,364,045	1,293,407
Accumulated other comprehensive loss	(620,165)	(540,375)

Total stockholders’ equity	1,920,894	1,912,120

Total liabilities and stockholders’ equity	$5,074,992	$5,093,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Three Months Ended
	March 31,
	2009	2008

Operating revenues
Service and other revenues	$910,307	$947,750
Digital handset and accessory revenues	51,007	45,467

	961,314	993,217

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	255,899	258,509
Cost of digital handsets and accessories	145,249	134,689
Selling, general and administrative	315,026	314,069
Depreciation	86,352	86,347
Amortization	6,544	7,938

	809,070	801,552

Operating income	152,244	191,665

Other income (expense)
Interest expense, net	(44,596)	(51,954)
Interest income	12,653	18,940
Foreign currency transaction (losses) gains, net	(7,314)	2,905
Other expense, net	(1,642)	(4,529)

	(40,899)	(34,638)

Income before income tax provision	111,345	157,027
Income tax provision	(40,707)	(50,192)

Net income	$70,638	$106,835

Net income, per common share, basic	$0.43	$0.63

Net income, per common share, diluted	$0.43	$0.62

Weighted average number of common shares outstanding, basic	165,782	169,351

Weighted average number of common shares outstanding, diluted	166,043	177,970

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(80,156)	$36,599
Reclassification for gains on derivatives included in other expense, net	(115)	(6)
Unrealized gains on derivatives, net	481	97

Other comprehensive (loss) income	(79,790)	36,690
Net income	70,638	106,835

Total comprehensive (loss) income	$(9,152)	$143,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, January 1, 2009	165,782	$166	$1,158,922	$1,293,407	$(540,375)	$1,912,120
Net income	—	—	—	70,638	—	70,638
Other comprehensive loss	—	—	—	—	(79,790)	(79,790)
Share-based payment expense for equity-based awards	—	—	17,926	—	—	17,926

Balance, March 31, 2009	165,782	$166	$1,176,848	$1,364,045	$(620,165)	$1,920,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(in thousands)
Unaudited

	2009	2008

Cash flows from operating activities:
Net income	$70,638	$106,835
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	1,837	1,965
Depreciation and amortization	92,896	94,285
Provision for losses on accounts receivable	25,922	18,368
Foreign currency transaction losses (gains), net	7,314	(2,905)
Deferred income tax benefit	(5,640)	(13,288)
Share-based payment expense	17,601	18,772
Amortization of discount on convertible notes	12,015	11,230
Excess tax benefit from share-based payment	(296)	(4,147)
Contingency reversal, net of charges	(1,326)	—
(Gain) loss on short-term investments	(22)	2,987
Accretion of asset retirement obligations	1,955	1,762
Other, net	952	(781)
Change in assets and liabilities:
Accounts receivable, gross	(54,628)	(43,074)
Handset and accessory inventory	(3,628)	(24,323)
Prepaid expenses and other	(49,586)	(23,657)
Other long-term assets	(21,223)	(32,803)
Accounts payable, accrued expenses and other	35,368	37,729
Current deferred revenue	1,756	5,847
Deferred revenue and other long-term liabilities	5,495	4,153

Net cash provided by operating activities	137,400	158,955

Cash flows from investing activities:
Capital expenditures	(182,991)	(206,169)
Payments for purchases of licenses and other	(2,836)	(1,926)
Proceeds from sales of short-term investments	205,093	81,367
Purchase of short-term investments	(144,242)	(78,193)
Transfers to restricted cash	(40,689)	(108)
Other	74	103

Net cash used in investing activities	(165,591)	(204,926)

Cash flows from financing activities:
Payments to purchase common stock	—	(102,608)
Payments of short-term notes payable	(18,000)	—
Borrowings under syndicated loan facilities	—	125,000
Proceeds from stock option exercises	—	192
Excess tax benefit from share-based payment	296	4,147
Proceeds from tower financing transactions	—	27,271
Repayments under capital leases, license financing, tower financing and other transactions	(1,831)	(1,826)

Net cash (used in) provided by financing activities	(19,535)	52,176

Effect of exchange rate changes on cash and cash equivalents	(39,074)	9,054

Net (decrease) increase in cash and cash equivalents	(86,800)	15,259
Cash and cash equivalents, beginning of period	1,243,251	1,370,165

Cash and cash equivalents, end of period	$1,156,451	$1,385,424

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2008 annual report on Form 10-K. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive income, net of taxes, are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Cumulative foreign currency translation adjustment	$(619,172)	$(539,016)
Unrealized losses on derivatives	(993)	(1,359)

	$(620,165)	$(540,375)

Supplemental Cash Flow Information.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$182,991	$206,169
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(13,513)	(14,241)

	$169,478	$191,928

Interest costs
Interest expense, net	$44,596	$51,954
Interest capitalized	2,260	2,128

	$46,856	$54,082

Cash paid for interest, net of amounts capitalized	$21,331	$20,323

Cash paid for income taxes	$62,327	$42,612

For the three months ended March 31, 2009, we had $20.4 million in non-cash financing activities related to the short-term financing of imported handsets in Brazil, the financing of a mobile switching office in Peru and co-location capital lease obligations on our communication towers. For the three months ended March 31, 2008, we had $2.2 million in non-cash financing activities related to co-location capital lease obligations on our communication towers.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings, but not securities that are antidilutive, including stock options with an exercise price greater than the average market price of our common stock.

As presented for the three months ended March 31, 2009, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes or our 2.75% notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the three months ended March 31, 2009, we did not include 11.9 million antidilutive stock options nor did we include an immaterial amount of antidilutive restricted stock in our calculation of diluted net income per common share for that period.

As presented for the three months ended March 31, 2008, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the three months ended March 31, 2008, we did not include 6.2 million antidilutive stock options nor did we include an immaterial amount of antidilutive restricted stock in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$70,638	165,782	$0.43	$106,835	169,351	$0.63

Effect of dilutive securities:
Stock options	—	27		—	1,461
Restricted stock	—	234		—	168
Convertible notes, net of capitalized interest and taxes	—	—		3,216	6,990

Diluted net income per share:
Net income	$70,638	166,043	$0.43	$110,051	177,970	$0.62

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and factors. As of March 31, 2008, we had purchased a total of 2,727,541 shares of our common stock for $102.6 million. During the remainder of 2008, we purchased an additional 2,827,492 shares of our common stock for $140.1 million. We did not purchase any shares of our common stock under this program during the first quarter of 2009. We treated purchases under this program as

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective retirements of the purchased shares and therefore reduced our reported shares issued and outstanding by the number of shares purchased. In addition, we recorded the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. Specifically, for the three months ended March 31, 2008, we corrected the classification of $8.9 million from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to current customers. This revision did not have a material impact on previously reported balances.

Adoption of FSP APB 14-1.  On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (i.e. the embedded conversion option) of those debt instruments and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is required to be applied retrospectively to convertible debt instruments within its scope that were outstanding during any period presented in financial statements issued after its adoption. The adoption of FSP APB 14-1 affected the accounting for:

•	our 2.875% convertible notes issued in 2004 and due 2034, of which 99.99% were converted into shares of our common stock in June 2007;

•	our 2.75% convertible notes issued in 2005 and due 2025; and

•	our 3.125% convertible notes issued in 2007 and due 2012.

The retroactive application of FSP APB 14-1 also resulted in the recognition of additional capitalized interest in the affected prior periods. See Note 5 for further information.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

	Three Months Ended March 31, 2008
		As Previously	Effect of
Condensed Consolidated Statement of Operations:	As Adjusted	Reported	Change

Depreciation	$86,347	$86,214	$133
Interest expense, net	(51,954)	(41,388)	(10,566)
Income before income tax provision	157,027	167,726	(10,699)
Income tax provision	(50,192)	(54,157)	3,965
Net income	106,835	113,569	(6,734)
Net income, per common share, basic	$0.63	$0.67	$(0.04)

Net income, per common share, diluted	$0.62	$0.65	$(0.03)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
		As Previously	Effect of
Condensed Consolidated Balance Sheet:	As Adjusted	Reported	Change

Property, plant and equipment, net	$1,892,113	$1,887,315	$4,798
Deferred income taxes, net	567,973	564,516	3,457
Other assets	265,440	268,399	(2,959)
Long-term debt	2,034,086	2,193,240	(159,154)
Deferred credits	147,743	108,526	39,217
Paid-in capital	1,158,922	954,192	204,730
Retained earnings	1,293,407	1,372,904	(79,497)

New Accounting Pronouncements.  In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1, which requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value as of the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, contingent assets acquired and liabilities assumed in a business combination should be accounted for in accordance with existing guidance. SFAS No. 141(R) and FSP 141(R)-1 are effective for fiscal years beginning after December 15, 2008. As a result, the provisions of SFAS No. 141(R) and FSP 141(R)-1 will affect business combinations that close on or after January 1, 2009. The nature and magnitude of the impact, if any, of SFAS No. 141(R) and FSP 141(R)-1 on our condensed consolidated financial statements will be dependent upon the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, we will apply the provisions of SFAS No. 160 to any non-controlling interests acquired on or after January 1, 2009. The adoption of SFAS No. 160 in the first quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5. SFAS 133 states that contracts which are both (1) indexed to the reporting entity’s own stock and (2) classified as a component of stockholder’s equity should not be accounted for as derivative instruments. EITF 07-5 provides that an entity should use a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not impact our condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 requires additional disclosures concerning the impact of derivative instruments reflected in an entity’s financial statements; the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133; and the impact that derivative instruments and related hedged items may have on an entity’s financial position, performance and cash flows. SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 in the first quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applies to intangible assets acquired on or after January 1, 2009. The adoption of FSP 142-3 did not impact our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require quarterly disclosures of the fair value and carrying value of all financial instruments aggregated by major category and disclosures concerning the methods and assumptions used to estimate the instruments’ fair value. FSP 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We will adopt FSP 107-1 and APB 28-1 in the second quarter of 2009 and do not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4, which provides guidance for determining when a market is no longer active and when market transactions may not be representative of fair value, which could impact the assumptions used in determining the fair value of financial instruments. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We will adopt FSP 157-4 in the second quarter of 2009 and do not expect the adoption of FSP 157-4 to have a material impact on our condensed consolidated financial statements.

Note 2.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with SFAS No. 157 and FSP 157-2, we adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities in the first quarter of 2009. The adoption of SFAS No. 157 with respect to our nonfinancial assets and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfinancial liabilities in the first quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

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

For assets and liabilities measured at fair value on a non-recurring basis, fair value may be derived using various valuation approaches including pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, interest rate yield curves, credit curves, correlation, credit worthiness of the counterparty, option volatility and currency rates. In accordance with SFAS No. 157, the impact of our own credit spreads is also considered when measuring the fair value of liabilities. Where appropriate, valuation adjustments are made to account for various factors such as credit quality and model uncertainty. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. We generally subject all valuations and models to a review process initially and on a periodic basis thereafter. As fair value is a market-based measure, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use when pricing the asset or liability at the measurement date. The fair values maximize the use of observable inputs and minimize the use of unobservable inputs, by generally requiring that the observable inputs be used when available, in measuring fair value for these items. Considerable judgment is required in interpreting market data to develop the estimates of fair value. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. The estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and valuation techniques may have a material effect on the estimated fair value amounts.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a description of the major categories of assets and liabilities measured at fair value on a recurring basis.

Available-for-Sale Securities.

Available-for-sale securities include short-term investments made by Nextel Brazil and short-term investments in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. In the first quarter of 2009, we received $15.2 million in distributions from the enhanced cash fund and recorded a pre-tax unrealized gain of $0.3 million in accumulated other comprehensive income due to a slight increase in the net asset value of the fund from December 31, 2008. As of March 31, 2009, the carrying value of our investment in the enhanced cash fund was $38.3 million, with approximately $20.2 million classified as a long-term asset. The short-term investments by Nextel Brazil are classified as Level 1 within the fair value hierarchy. The net asset value of the enhanced cash fund is classified as Level 3 within the fair value hierarchy at March 31, 2009 since certain significant inputs for the fair value measurement remain unobservable.

The following table sets forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2009 (in thousands):

	Fair Value Measurements as of March 31, 2009			Fair Value as of
	Using the Fair Value Hierarchy			March 31,	December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009	2008

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$3,800	$—	$—	$3,800	$48,859
Available-for-sale securities — Enhanced cash fund	—	—	18,081	18,081	33,144

	3,800	—	18,081	21,881	82,003
Long-term investment:
Available-for-sale securities — Enhanced cash fund	—	—	20,186	20,186	20,016

	$3,800	$—	$38,267	$42,067	$102,019

The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Three Months Ended
March 31,
2009

Beginning balance	$53,160
Principal distributions	(15,236)
Unrealized gain	322
Realized gain on distributions	21

Ending balance	$38,267

During the three months ended March 31, 2008, we had no activity with respect to assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Land	$6,519	$6,600
Leasehold improvements	84,865	84,663
Digital mobile network equipment and network software	2,296,319	2,216,212
Office equipment, furniture and fixtures and other	328,874	329,352
Corporate aircraft capital lease	31,450	31,450
Less: Accumulated depreciation and amortization	(984,797)	(928,368)

	1,763,230	1,739,909
Construction in progress	168,746	152,204

	$1,931,976	$1,892,113

Note 4.	Intangible Assets

Our intangible assets consist of our licenses and trade name, all of which have finite useful lives, as follows:

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$359,953	$(59,343)	$300,610	$373,315	$(55,437)	$317,878
Trade name and other	1,372	(1,372)	—	1,412	(1,412)	—

Total intangible assets	$361,325	$(60,715)	$300,610	$374,727	$(56,849)	$317,878

Based solely on the carrying amount of amortizable intangible assets existing as of March 31, 2009 and current foreign currency exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2009	$25,982
2010	26,152
2011	26,152
2012	26,152
2013	26,026

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Business Overview” for more information related to changes in foreign currency exchange rates. During the three

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended March 31, 2009 and 2008, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 5.	Debt

The components are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

3.125% convertible notes due 2012, net	$1,069,189	$1,059,997
2.75% convertible notes due 2025, net	333,673	330,850
Brazil syndicated loan facility	300,000	300,000
Mexico syndicated loan facility	203,136	205,863
Tower financing obligations	151,055	157,262
Capital lease obligations	66,364	68,167
Other	26,925	11,001

Total debt	2,150,342	2,133,140
Less: current portion	(132,030)	(99,054)

	$2,018,312	$2,034,086

Convertible Notes.

3.125% Convertible Notes.  The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 10,142,040 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended March 31, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2009. As a result, the conversion contingency was not met as of March 31, 2009.

2.75% Convertible Notes.  The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,370 aggregate common shares, representing a conversion price of about $50.08 per share. For the fiscal quarter ended March 31, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2009. As a result, the conversion contingency was not met as of March 31, 2009.

As a result of the adoption of FSP APB 14-1 on January 1, 2009, we were required to separately account for the debt and equity components of our 3.125% convertible notes and our 2.75% convertible notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components recognized for our 3.125% convertible notes and our 2.75% convertible notes were as follows (in thousands):

	March 31, 2009		December 31, 2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,200,000	$349,996	$1,200,000	$349,996
Unamortized discount on convertible notes	130,811	16,323	140,003	19,146
Net carrying amount of convertible notes	1,069,189	333,673	1,059,997	330,850
Carrying amount of equity component	194,557	53,253	194,557	53,253

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, the unamortized discount on our 3.125% convertible notes and our 2.75% convertible notes had remaining recognition periods of approximately 38 months and 17 months, respectively.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	2009		2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$9,375	$2,406	$9,375	$2,406
Amortization of discount on convertible notes	9,192	2,823	8,578	2,652

Interest expense, net	$18,567	$5,229	$17,953	$5,058

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

Syndicated Loan Facilities.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 3.19% and 3.43% as of March 31, 2009 and December 31, 2008, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.94% and 3.18% as of March 31, 2009 and December 31, 2008, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012.

In addition, a portion of Nextel Mexico’s syndicated loan facility bears a floating interest rate based on LIBOR plus a specified margin. The interest rate on the portions of both the Brazil and Mexico syndicated loan facilities that have interest rates based on LIBOR are reset each quarter. If the LIBOR rate increases, Nextel Brazil and Nextel Mexico will incur increased interest expense related to their syndicated loans.

Note 6.	Commitments and Contingencies

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

As of March 31, 2009 and December 31, 2008, Nextel Brazil had accrued liabilities of $19.1 million and $18.3 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of March 31, 2009 and December 31, 2008, Nextel Brazil had $9.5 million and $9.2 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $216.7 million and $220.7 million as of March 31, 2009. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Argentine Contingencies.

As of March 31, 2009 and December 31, 2008, Nextel Argentina had accrued liabilities of $29.8 million and $35.0 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

In 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms that only the 3% general turnover tax rate is applicable to our services. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006 until the court issues a ruling on the case. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations. Another provincial government has sought to impose similar increases in the turnover tax rate applicable to Nextel Argentina. Nextel Argentina continues to pay the turnover tax at the existing rate and accrues a liability for the incremental difference in the rate. As of March 31, 2009 and December 31, 2008, Nextel Argentina had accrued $8.5 million and $9.9 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of our unrecognized tax benefits according to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109,” or FIN No. 48, for the three months ended March 31, 2009 (in thousands):

Unrecognized tax benefits — December 31, 2008	$85,886
Additions for current year tax positions	862
Additions for prior year tax positions	—
Lapse of statute of limitations	(62)
Settlements with taxing authorities	—
Foreign currency translation adjustment	(3,427)

Unrecognized tax benefits — March 31, 2009	$83,259

The unrecognized tax benefits as of December 31, 2008 and March 31, 2009 include $63.2 million and $60.6 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the first quarter of 2009, consistent with the methodology we employed for 2008, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of the retroactive adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” on January 1, 2009, we recorded an additional U.S. valuation allowance against our deferred tax assets. We believe it is reasonably possible that, within the next year, we will release some portion of the U.S. valuation allowance. The character of the valuation allowance that would likely be released would result in a reduction to the income tax expense.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. We believe it is probable that we will recover this amount. Our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 include $12.1 and $12.8 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

Note 8.	Segment Reporting

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended March 31, 2009
Service and other revenues	$427,407	$297,290	$124,171	$58,932	$2,775	$(268)	$910,307
Digital handset and accessory revenues	17,622	18,791	7,995	6,593	6	—	51,007

Operating revenues	$445,029	$316,081	$132,166	$65,525	$2,781	$(268)	$961,314

Segment earnings (losses)	$154,160	$88,024	$41,873	$9,367	$(48,284)	$—	$245,140
Management fee	(7,950)	—	—	—	7,950	—	—
Depreciation and amortization	(39,009)	(33,388)	(9,851)	(7,272)	(3,376)	—	(92,896)

Operating income (loss)	107,201	54,636	32,022	2,095	(43,710)	—	152,244
Interest expense, net	(12,075)	(10,504)	1,062	(64)	(24,707)	1,692	(44,596)
Interest income	10,856	1,239	208	40	2,002	(1,692)	12,653
Foreign currency transaction (losses) gains, net	(9,540)	2,395	5,081	(109)	(5,141)	—	(7,314)
Other (expense) income, net	(68)	(1,317)	2	—	(259)	—	(1,642)

Income (loss) before income tax	$96,374	$46,449	$38,375	$1,962	$(71,815)	$—	$111,345

Capital expenditures	$25,717	$113,918	$10,030	$15,730	$4,083	$—	$169,478

Three Months Ended March 31, 2008
Service and other revenues	$493,315	$286,316	$114,967	$51,696	$1,782	$(326)	$947,750
Digital handset and accessory revenues	15,057	15,169	11,065	4,162	14	—	45,467

Operating revenues	$508,372	$301,485	$126,032	$55,858	$1,796	$(326)	$993,217

Segment earnings (losses)	$191,752	$81,390	$39,378	$12,061	$(38,631)	$—	$285,950
Management fee	(8,398)	—	—	—	8,398	—	—
Depreciation and amortization	(46,105)	(31,976)	(8,739)	(4,955)	(2,608)	98	(94,285)

Operating income (loss)	137,249	49,414	30,639	7,106	(32,841)	98	191,665
Interest expense, net	(16,062)	(13,265)	(658)	(17)	(23,920)	1,968	(51,954)
Interest income	10,569	997	1,267	291	7,784	(1,968)	18,940
Foreign currency transaction gains (losses), net	4,160	(1,747)	430	(191)	253	—	2,905
Other (expense) income, net	(79)	(1,197)	28	1	(3,282)	—	(4,529)

Income (loss) before income tax	$135,837	$34,202	$31,706	$7,190	$(52,006)	$98	$157,027

Capital expenditures	$50,060	$103,399	$16,828	$9,010	$12,631	$—	$191,928

March 31, 2009
Property, plant and equipment, net	$642,207	$815,284	$197,694	$159,724	$117,354	$(287)	$1,931,976

Identifiable assets	$2,107,880	$1,656,377	$443,709	$300,240	$567,073	$(287)	$5,074,992

December 31, 2008
Property, plant and equipment, net	$687,839	$725,893	$212,907	$151,034	$114,727	$(287)	$1,892,113

Identifiable assets	$2,122,161	$1,492,488	$451,694	$291,825	$735,535	$(287)	$5,093,416

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2009 and 2008; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2008 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

Business Overview

We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. We provide these services through operating companies located in selected Latin American markets under the Nexteltm brand, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities, which we refer to as major business centers, where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

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

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of finding the optimal balance of growth and profitability regardless of the competitive landscape. See “Forward Looking Statements” and “Item 1A. — Risk

Factors” in our 2008 annual report on Form 10-K for information on risks and uncertainties that could affect our ability to reach these goals and the other objectives described below.

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

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.

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

Targeting High Value Customers.  Our main focus is on customers who purchase services under contract and primarily use our services in their businesses and on individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we have recently acquired generally have a lower number of handsets per customer.

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. In addition, we are in the process of developing a high performance push-to-talk service that utilizes WCDMA technology in an effort to continually provide differentiated service to our customers. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

Delivering Superior Customer Service.  In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service than our competitors. We work proactively with our customers to match them with service plans that offer greater value based on the customer’s usage patterns. After analyzing customer usage and expense data, we strive to minimize a customer’s per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. In addition, we have implemented proactive customer retention programs to increase customer satisfaction and retention.

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where our coverage is not as extensive as in other markets. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. We are in the process of significantly expanding our service areas in Brazil in connection with our growth objectives and recently announced our plans to make additional investments in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel Corporation has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them; however, Sprint Nextel Corporation has recently announced the launch of several new iDEN handsets, and there has been an increase in the level of Sprint Nextel Corporation’s advertising and promotion of iDEN services, including its Boost banded prepaid services. In light of the reduction in Sprint Nextel Corporation’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

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

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks, including evaluating the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. In some cases, we will consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights. We currently plan to participate in auctions and other transactions of this nature, particularly in Brazil and Mexico, to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy.

As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and the market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including:

•	types of features and services supported by the technology and our assessment of the demand for those features and services;

•	the availability and pricing of related equipment, the spectrum bands available in our markets and whether other wireless carriers are operating or plan to operate a particular technology in those spectrum bands;

•	our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis; and

•	the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology. See “Future Capital Needs and Resources” for more information.

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

During 2008 and continuing into the first quarter of 2009, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. These conditions are expected to continue at least for the remainder of 2009 with most economists predicting a significant slowing, and possibly a contraction, of economic growth both globally and in the markets in which we operate. We have also seen an increase in the inflation rates in some markets in which we operate, particularly in Argentina. While we believe that we will be able to continue to expand our business in this environment, these economic trends could affect our business in a number of ways by:

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

Historically, the value of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile. Recent weakness in the economies of those countries has led to increased volatility in these currencies. Because a significant portion of our outstanding debt is denominated in U.S. dollars and we report our results in U.S. dollars, significant fluctuations in foreign currency exchange rates can affect our reported results. For example, from September 30, 2008 to March 31, 2009, the exchange rate for the Mexican peso increased from 10.79 pesos per U.S. dollar to 14.33 pesos per U.S. dollar. These changes, as well as changes in the exchange rate for the Brazilian real, resulted in foreign currency transaction losses of $104.4 million during the fourth quarter of 2008 and $7.3 million during the first quarter of 2009. In addition, the depreciation in the values of the local currencies in the markets where we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations have resulted in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies during the fourth quarter of 2008 and the first quarter of 2009. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to continue to be adversely affected.

Deteriorating conditions in the economy and the capital markets have also resulted in significant increases in the cost of capital and have made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. While a number of governments have taken actions in an effort to address liquidity issues in the financial markets and have undertaken various other initiatives designed to help relieve the credit crisis, the overall effects of these and other efforts on the financial markets are uncertain, and they may not have the intended effects. While we believe that our current cash balances and the funds we expect to generate in our business are sufficient to support our existing iDEN business and our current business plans, we have in the past and likely will in the future depend upon access to the credit and capital markets to help fund the growth of our business, for the acquisition of additional spectrum and for capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. If the present financial market conditions continue, we expect that our borrowing costs will increase to the extent that we incur new debt at comparatively higher interest rates and as a result of increases in the interest rates on our variable rate debt obligations, and it may be difficult for us to obtain funding on terms that are acceptable. These market conditions may limit our access to funding that may be needed to pursue our expansion plans and to acquire rights to use spectrum and deploy networks that use new technologies in our markets.

We have taken a number of actions to address the potential impact of these changes in the economic environment and capital markets, including:

•	implementing strategies designed to conserve our liquidity by increasing the cash generated by our operations and targeting our capital expenditures in areas with greater growth opportunities;

•	developing and implementing strategies to target, capture and retain profitable customers;

•	managing our subscriber and revenue growth consistent with our long term strategy of expanding our business while improving our profitability and cash flow generation;

•	improving our efficiency by managing our growth in headcount and other expenses at levels consistent with our expectations regarding subscriber and revenue growth; and

•	developing and implementing network expansion plans that are consistent with our long term strategy of meeting our customers’ demand for innovative high quality services while remaining consistent with our goal of preserving liquidity in light of the uncertain conditions in the capital markets.

We expect to continue to pursue these and other strategies as necessary to adapt our business plans in order to meet our long term business goals in a manner that takes into account the uncertainty of the current economic environment.

See “Forward Looking Statements” for information on risks and uncertainties that could affect the above objectives.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of March 31, 2009 and December 31, 2008. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2008	2,726	1,812	967	669	26	6,200
Net subscriber additions	90	127	11	35	3	266

Handsets in commercial service — March 31, 2009	2,816	1,939	978	704	29	6,466

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon presently available information. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

As described in more detail in our 2008 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies;

•	stock-based compensation; and

•	income taxes.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared to those discussed in our 2008 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
March 31,
2009	2008

2.90x	3.36x

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

Reclassifications

We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. Specifically, for the three months ended March 31, 2008, we corrected the classification of $8.9 million from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to current customers. This revision did not have a material impact on previously reported balances.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing wireless service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches to each other. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets that terminate on those providers’ networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

As further discussed in the notes to our condensed consolidated financial statements, we adjusted our condensed consolidated financial statements for the three months ended March 31, 2008 for the retrospective application of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1.

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the three months ended March 31, 2009 and 2008. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Three Months Ended March 31,
	2009	2008	Percent Change

Mexican peso	14.36	10.81	(32.8)%
Brazilian real	2.31	1.74	(32.8)%
Argentine peso	3.54	3.16	(12.0)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$910,307	95%	$947,750	95%	$(37,443)	(4)%
Digital handset and accessory revenues	51,007	5%	45,467	5%	5,540	12%

	961,314	100%	993,217	100%	(31,903)	(3)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(255,899)	(27)%	(258,509)	(26)%	2,610	(1)%
Cost of digital handset and accessory sales	(145,249)	(15)%	(134,689)	(14)%	(10,560)	8%

	(401,148)	(42)%	(393,198)	(40)%	(7,950)	2%
Selling and marketing expenses	(113,213)	(12)%	(127,224)	(13)%	14,011	(11)%
General and administrative expenses	(201,813)	(21)%	(186,845)	(19)%	(14,968)	8%
Depreciation and amortization	(92,896)	(9)%	(94,285)	(9)%	1,389	(1)%

Operating income	152,244	16%	191,665	19%	(39,421)	(21)%
Interest expense, net	(44,596)	(5)%	(51,954)	(5)%	7,358	(14)%
Interest income	12,653	1%	18,940	2%	(6,287)	(33)%
Foreign currency transaction (losses) gains, net	(7,314)	(1)%	2,905	—	(10,219)	NM
Other expense, net	(1,642)	—	(4,529)	—	2,887	(64)%

Income before income tax provision	111,345	11%	157,027	16%	(45,682)	(29)%
Income tax provision	(40,707)	(4)%	(50,192)	(5)%	9,485	(19)%

Net income	$70,638	7%	$106,835	11%	$(36,197)	(34)%

NM-Not Meaningful

During the first quarter of 2009, we continued to expand our subscriber base across all of our markets with most of this growth concentrated in Brazil and Mexico. We also experienced a higher consolidated customer turnover rate, which resulted primarily from the combined impact of weaker economic conditions in Mexico and

Argentina during the first quarter of 2009 and the more competitive sales environment in Mexico that arose during 2008. While we have implemented initiatives designed to stabilize our customer turnover rate, the economic environment and competitive conditions we face in our markets may adversely affect our ability to retain customers, particularly in Mexico.

We continued to invest in coverage expansion and network improvements in the first quarter of 2009, resulting in consolidated capital expenditures of $169.5 million, which represented a $22.5 million decrease from the first quarter of 2008. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. We expect that the amounts invested in Brazil to expand our network coverage and improve network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments as we focus more resources on expanding in that market. In addition, our deployment of a next generation network in Peru will require additional significant capital expenditures. We will incur additional significant capital expenditures if we pursue our plans to acquire spectrum and deploy a next generation network in any of our other markets. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

Continuing the trend that began during 2008, the average values of the local currencies in each of our markets depreciated relative to the U.S. dollar during the first quarter of 2009. Our operating results for the remainder of 2009 will be adversely affected in comparison to prior periods if the values of the local currencies relative to the U.S. dollar remain at the average level that prevailed during the first quarter of 2009 or if those values depreciate further.

1.	Operating revenues

The $37.4 million, or 4%, decrease in consolidated service and other revenues from the first quarter of 2008 to the first quarter of 2009 is primarily due to declines in average consolidated revenue per subscriber across all markets as a result of the depreciation of the average values of the local currencies in each of our markets relative to the U.S. dollar, continued competitive pressures in Mexico and an increase in the percentage of subscribers purchasing prepaid rate plans in Peru. These declines were partially offset by a 30% increase in the average number of total handsets in service, with most of that increase attributable to subscriber growth in Brazil and Mexico, which resulted from both the continued strong demand for our services and our balanced growth and expansion strategy in those markets.

2.	Cost of revenues

The $10.6 million, or 8%, increase in consolidated cost of digital handset and accessory sales from the first quarter of 2008 to the same period in 2009 is largely due to an increase in consolidated handset upgrades for existing subscribers, primarily in Mexico, and, to a lesser extent, an increase in handset sales for new subscribers.

3.	Selling and marketing expenses

The $14.0 million, or 11%, decrease in consolidated selling and marketing expenses from the first quarter of 2008 to the first quarter of 2009 is mostly due to a $11.9 million, or 22%, decrease in consolidated indirect commissions resulting from a decrease in indirect commission rates per gross subscriber addition, primarily in Mexico, partially offset by a 14% increase in total gross subscriber additions generated through external sales channels.

4.	General and administrative expenses

The $15.0 million, or 8%, increase in consolidated general and administrative expenses from the first quarter of 2008 to the first quarter of 2009 is primarily due to the following:

•	a $7.6 million, or 41%, increase in consolidated bad debt expense, largely as a result of the weaker economic environment in Mexico; and

•	a $4.0 million, or 24%, increase in consolidated information technology expenses primarily as a result of an increase in information technology personnel and higher systems maintenance costs, both of which are related to our deployment of new billing systems in some of our markets.

5.	Interest expense, net

The $7.4 million, or 14%, decrease in consolidated net interest expense from the first quarter of 2008 to the same period in 2009 is primarily due to a decrease in interest incurred under Nextel Mexico’s syndicated loan facility as a result of the payments of principal in April 2008 and October 2008.

See Note 5 to our condensed consolidated financial statements for further information on the impact of the adoption of FSP APB 14-1 on our net interest expense.

6.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $7.3 million for the first quarter of 2009 are primarily a result of the impact of the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net assets during the first quarter of 2009.

7.	Income tax provision

The $9.5 million, or 19%, decrease in the consolidated income tax provision from the first quarter of 2008 to the same period in 2009 is primarily due to a $45.7 million, or 29%, decrease in income before taxes, partially offset by an increase in U.S. deferred tax expense resulting from an increase in the necessary valuation allowance against our deferred tax assets.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2009 and 2008. The results of Nextel Chile are included in “Corporate and other.” Both Nextel Mexico and Nextel Brazil’s results of operations were significantly affected by the decline in the average values of the Mexican peso and the Brazilian real during the first quarter of 2009 compared to the average values of those currencies during the first quarter of 2008.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2009	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$445,029	46%	$(171,912)	43%	$(118,957)	38%	$154,160
Nextel Brazil	316,081	33%	(134,424)	33%	(93,633)	30%	88,024
Nextel Argentina	132,166	14%	(58,242)	14%	(32,051)	10%	41,873
Nextel Peru	65,525	7%	(34,549)	9%	(21,609)	7%	9,367
Corporate and other	2,781	—	(2,289)	1%	(48,776)	15%	(48,284)
Intercompany eliminations	(268)	—	268	—	—	—	—

Total consolidated	$961,314	100%	$(401,148)	100%	$(315,026)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$508,372	51%	$(176,822)	45%	$(139,798)	45%	$191,752
Nextel Brazil	301,485	30%	(128,531)	33%	(91,564)	29%	81,390
Nextel Argentina	126,032	13%	(58,268)	15%	(28,386)	9%	39,378
Nextel Peru	55,858	6%	(28,242)	7%	(15,555)	5%	12,061
Corporate and other	1,796	—	(1,661)	—	(38,766)	12%	(38,631)
Intercompany eliminations	(326)	—	326	—	—	—	—

Total consolidated	$993,217	100%	$(393,198)	100%	$(314,069)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$427,407	96%	$493,315	97%	$(65,908)	(13)%
Digital handset and accessory revenues	17,622	4%	15,057	3%	2,565	17%

	445,029	100%	508,372	100%	(63,343)	(12)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(83,589)	(19)%	(97,337)	(19)%	13,748	(14)%
Cost of digital handset and accessory sales	(88,323)	(20)%	(79,485)	(16)%	(8,838)	11%

	(171,912)	(39)%	(176,822)	(35)%	4,910	(3)%
Selling and marketing expenses	(53,724)	(12)%	(73,065)	(14)%	19,341	(26)%
General and administrative expenses	(65,233)	(14)%	(66,733)	(13)%	1,500	(2)%

Segment earnings	154,160	35%	191,752	38%	(37,592)	(20)%
Management fee	(7,950)	(2)%	(8,398)	(2)%	448	(5)%
Depreciation and amortization	(39,009)	(9)%	(46,105)	(9)%	7,096	(15)%

Operating income	107,201	24%	137,249	27%	(30,048)	(22)%
Interest expense, net	(12,075)	(3)%	(16,062)	(3)%	3,987	(25)%
Interest income	10,856	3%	10,569	2%	287	3%
Foreign currency transaction (losses) gains, net	(9,540)	(2)%	4,160	1%	(13,700)	NM
Other expense, net	(68)	—	(79)	—	11	(14)%

Income before income tax	$96,374	22%	$135,837	27%	$(39,463)	(29)%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 46% of our consolidated operating revenues and generating a 35% segment earnings margin for the three months ended March 31, 2009, which was slightly lower than the margin reported for the three months ended March 31, 2008.

During the three months ended March 31, 2009, Nextel Mexico’s results of operations reflected lower average revenues per subscriber, as well as increased costs on a local currency basis, including network, personnel and other expenses, incurred in connection with the expansion of the coverage, and the quality and capacity of its network to support subscriber growth during the period.

The average value of the Mexican peso for the three months ended March 31, 2009 depreciated relative to the U.S. dollar by 33% compared to the average rates that prevailed during the three months ended March 31, 2008. While the average exchange rate of the Mexican peso continued to decline subsequent to December 31, 2008, the majority of this depreciation occurred during the fourth quarter of 2008. As a result, the components of Nextel Mexico’s results of operations for the three months ended March 31, 2009 after translation into U.S. dollars reflect substantially lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average value of the peso relative to the U.S. dollar. Nextel Mexico’s results will continue to be adversely affected in future periods if the average value of the Mexican peso relative to the U.S. dollar remains at its current levels or if the peso depreciates further.

During 2008, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during the first quarter of 2009. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive rate plans to new and existing customers. These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in lower average revenues per subscriber. The weaker economic conditions and more competitive environment in Mexico also resulted in a higher customer turnover rate during 2009 compared to 2008 and in the addition of more subscribers with limited credit histories or higher credit risk. As Nextel Mexico continues to expand its customer base and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline on a local currency basis during 2009. In addition, while we have implemented initiatives that were designed to stabilize the customer turnover rate in Mexico, the pressures of the weaker economic environment combined with the competitive conditions we face there may adversely affect our ability to retain or attract customers.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $25.7 million for the three months ended March 31, 2009, which represents 15% of our consolidated capital expenditures for first three months of 2009 and which is a decrease from 26% of consolidated capital expenditures during the first three months of 2008. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease now that its expansion plans launched in 2005 are substantially complete and as we pursue more aggressive expansion plans in our other markets, mostly in Brazil. We expect subscriber growth in Mexico to continue as we build a customer base in new markets that were recently launched.

1.	Operating revenues

The $65.9 million, or 13%, decrease in service and other revenues from the three months ended March 31, 2008 to the same period in 2009 is primarily due to the 33% depreciation of the Mexican peso relative to the U.S. dollar, as well as a decline in average revenue per subscriber due to a weaker economic environment in Mexico and the launch of more competitive rate plans described above. These decreases were partially offset by a 26% increase in the average number of handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets launched in 2008.

The $2.6 million, or 17%, increase in digital handset and accessory revenues from the three months ended March 31, 2008 to the same period in 2009 is primarily the result of an increase in handset sales to new subscribers and an increase in handset upgrades to existing subscribers.

2.	Cost of revenues

The $13.7 million, or 14%, decrease in cost of service from the three months ended March 31, 2008 to the same period in 2009 is principally a result of the following:

•	a $7.6 million, or 16%, decrease in interconnect costs, largely as a result of the depreciation of the Mexican peso relative to the U.S. dollar, partially offset by a 4% increase in interconnect minutes of use; and

•	a $4.0 million, or 12%, decrease in direct switch and transmitter and receiver site costs due to the depreciation of the Mexican peso relative to the U.S. dollar, partially offset by a 9% increase in the number of transmitter and receiver sites in service from March 31, 2008 to March 31, 2009 and an increase in software and hardware maintenance costs.

The $8.8 million, or 11%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2008 to the same period in 2009 is primarily the result of an increase in handset sales to new subscribers and an increase in handset upgrades to existing subscribers, partially offset by a reduction in handset unit costs.

3.	Selling and marketing expenses

The $19.3 million, or 26%, decrease in selling and marketing expenses from the three months ended March 31, 2008 to the same period in 2009 is primarily a result of the following:

•	an $11.1 million, or 28%, decrease in indirect commissions, primarily due to the depreciation of the Mexican peso relative to the U.S. dollar, partially offset by a 6% increase in gross additions generated by Nextel Mexico’s external sales channels;

•	a $4.5 million, or 21%, decrease in direct commissions and payroll expenses, principally due to the depreciation of the Mexican peso relative to the U.S. dollar, partially offset by a 7% increase in gross subscriber additions generated by Nextel Mexico’s internal sales personnel; and

•	a $3.1 million, or 29%, decrease in advertising costs primarily resulting from the depreciation of the Mexican peso relative to the U.S. dollar.

4.	General and administrative expenses

The $1.5 million, or 2%, decrease in general and administrative expenses from the three months ended March 31, 2008 to the same period in 2009 is largely a result of the following:

•	a $3.8 million, or 16%, decrease in general corporate costs resulting from the depreciation of the Mexican peso relative to the U.S. dollar; and

•	a $3.0 million, or 12%, decrease in customer care expenses, primarily due to the depreciation of the Mexican peso relative to the U.S. dollar, partially offset by an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support Nextel Mexico’s growing customer base; partially offset by

•	a $4.7 million, or 39%, increase in bad debt expense primarily due to a decrease in customer collections from new subscribers that have higher credit risk, as well as a change in the mix of Nextel Mexico’s customer base toward more individual customers.

5.	Depreciation and amortization

The $7.1 million, or 15%, decrease in depreciation and amortization from three months ended March 31, 2008 to the same period in 2009 is primarily due to the reduction in the carrying value of property, plant and equipment and intangible assets denominated in Mexican pesos as a result of the depreciation of the Mexican peso relative to the U.S. dollar, partially offset by higher depreciation related to an increase in Nextel Mexico’s property, plant and equipment in service resulting from the build-out of Nextel Mexico’s network in connection with its expansion plan.

6.	Interest expense, net

The $4.0 million, or 25%, decrease in interest expense from the three months ended March 31, 2008 to the same period in 2009 is primarily due to a decrease in interest incurred under Nextel Mexico’s syndicated loan facility as a result of the payments of principal in April 2008 and October 2008, as well as the impact of the depreciation of the Mexican peso relative to the U.S. dollar on interest obligations under Nextel Mexico’s syndicated loan facility that are denominated in Mexican pesos.

7.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $9.5 million for the three months ended March 31, 2009 are primarily due to the impact of the depreciation of the value of the Mexican peso against the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net assets.

Foreign currency transaction gains of $4.2 million for the three months ended March 31, 2008 are primarily due to the impact of the appreciation of the value of the Mexican peso against the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$297,290	94%	$286,316	95%	$10,974	4%
Digital handset and accessory revenues	18,791	6%	15,169	5%	3,622	24%

	316,081	100%	301,485	100%	14,596	5%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(105,096)	(33)%	(100,469)	(33)%	(4,627)	5%
Cost of digital handset and accessory sales	(29,328)	(9)%	(28,062)	(9)%	(1,266)	5%

	(134,424)	(42)%	(128,531)	(42)%	(5,893)	5%
Selling and marketing expenses	(37,699)	(12)%	(35,332)	(12)%	(2,367)	7%
General and administrative expenses	(55,934)	(18)%	(56,232)	(19)%	298	(1)%

Segment earnings	88,024	28%	81,390	27%	6,634	8%
Depreciation and amortization	(33,388)	(11)%	(31,976)	(11)%	(1,412)	4%

Operating income	54,636	17%	49,414	16%	5,222	11%
Interest expense, net	(10,504)	(3)%	(13,265)	(4)%	2,761	(21)%
Interest income	1,239	—	997	—	242	24%
Foreign currency transaction gains (losses), net	2,395	1%	(1,747)	(1)%	4,142	(237)%
Other expense, net	(1,317)	—	(1,197)	—	(120)	10%

Income before income tax	$46,449	15%	$34,202	11%	$12,247	36%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 33% of consolidated revenues in the first quarter of 2009 compared to 30% for the same period in 2008, and its contribution to consolidated segment earnings margin increased from 27% in 2008 to 28% in 2009. Nextel Brazil has continued to experience growth in its existing markets and has made significant investments in new markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we have recently made significant investments in Brazil in order to add capacity to, and improve the quality of, Nextel Brazil’s network to support its growth and expand its geographic coverage. Specifically, Nextel Brazil launched several large markets in its northeast region during the first quarter of 2009. Coverage expansion and network improvements resulted in capital expenditures of $113.9 million for the first quarter of 2009, which represented 67% of our consolidated capital expenditure investments during the quarter, compared to 54% in the first quarter of 2008. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average exchange rate of the Brazilian real for the three months ended March 31, 2009 depreciated relative to the U.S. dollar by 33% compared to the average rates that prevailed during the three months ended March 31, 2008. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2009, after translation into U.S. dollars, reflect significantly lower U.S. dollar-denominated revenues and expenses with respect to revenues that are earned and expenses that are paid in Brazilian reais than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. The majority of this currency depreciation occurred during the fourth quarter of 2008. The average exchange rate of the Brazilian real was relatively stable compared to the average exchange rates Nextel Brazil experienced during the fourth quarter of 2008.

1.	Operating revenues

The $11.0 million, or 4%, increase in service and other revenues from the three months ended March 31, 2008 to the same period in 2009 is primarily a result of the following:

•	a 40% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives; partially offset by

•	a decline in average revenue per subscriber primarily due to the 33% depreciation in the Brazilian real.

The $3.6 million, or 24%, increase in digital handset and accessory revenues from the three months ended March 31, 2008 to the same period in 2009 is primarily due to an increase in handset upgrades for existing subscribers, as well as an increase in handset sales to new subscribers.

2.	Cost of revenues

The $4.6 million, or 5%, increase in cost of service from the three months ended March 31, 2008 to the same period in 2009 is primarily due to the following:

•	a $2.9 million, or 5%, increase in interconnect costs resulting from a 50% increase in interconnect minutes of use, which is partially offset by the depreciation of the real; and

•	a $1.9 million, or 18%, increase in service and repair costs largely due to an increase in the cost of repairs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets, partially offset by a decreased percentage of Nextel Brazil’s subscriber base participating in its handset maintenance program.

The $1.3 million, or 5%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2008 to the same period in 2009 is primarily due to an increase in handset upgrades for existing customers and an increase in handset sales to new subscribers, partially offset by a decrease in cost per handset sale as a larger proportion of these sales were sales of SIM cards.

3.	Selling and marketing expenses

The $2.4 million, or 7%, increase in selling and marketing expenses from the three months ended March 31, 2008 to the same period in 2009 is principally due to the combination of an increase in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s northeast expansion plan, increased costs associated with the Blackberry launch that occurred in the first quarter of 2009 and an increase in gross subscriber additions generated through Nextel Brazil’s external sales channels. These increases were partially offset by a decrease in indirect commissions resulting from a reduction in average commission rates and the depreciation of the real.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$124,171	94%	$114,967	91%	$9,204	8%
Digital handset and accessory revenues	7,995	6%	11,065	9%	(3,070)	(28)%

	132,166	100%	126,032	100%	6,134	5%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(44,773)	(34)%	(41,356)	(33)%	(3,417)	8%
Cost of digital handset and accessory sales	(13,469)	(10)%	(16,912)	(13)%	3,443	(20)%

	(58,242)	(44)%	(58,268)	(46)%	26	—
Selling and marketing expenses	(10,102)	(8)%	(9,663)	(8)%	(439)	5%
General and administrative expenses	(21,949)	(16)%	(18,723)	(15)%	(3,226)	17%

Segment earnings	41,873	32%	39,378	31%	2,495	6%
Depreciation and amortization	(9,851)	(8)%	(8,739)	(7)%	(1,112)	13%

Operating income	32,022	24%	30,639	24%	1,383	5%
Interest expense, net	1,062	1%	(658)	—	1,720	(261)%
Interest income	208	—	1,267	1%	(1,059)	(84)%
Foreign currency transaction gains, net	5,081	4%	430	—	4,651	NM
Other income, net	2	—	28	—	(26)	(93)%

Income before income tax	$38,375	29%	$31,706	25%	$6,669	21%

NM-Not Meaningful

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. In addition, in recent quarters, Nextel Argentina’s customer turnover rate has increased because of the economic environment in Argentina. If the economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average value of the Argentine peso for the three months ended March 31, 2009 depreciated relative to the U.S. dollar by 12% from the three months ended March 31, 2008. As a result, the components of Nextel Argentina’s results of operations for the three months ended March 31, 2009 after translation into U.S. dollars reflect significantly lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $9.2 million, or 8%, increase in service and other revenues from the three months ended March 31, 2008 to the same period in 2009 is primarily due to a 17% increase in the average number of handsets in service, resulting from growth in Nextel Argentina’s existing markets, partially offset by the depreciation of the Argentine peso relative to the U.S. dollar.

The $3.1 million, or 28%, decrease in digital handset and accessory revenues from the three months ended March 31, 2008 to the same period 2009 is mostly the result of a decrease in handset upgrades to existing subscribers, a slight decrease in handset sales to new subscribers and the depreciation of the Argentine peso relative to the U.S. dollar.

2.	Cost of revenues

The $3.4 million, or 8%, increase in cost of service from the three months ended March 31, 2008 to the same period in 2009 is principally a result of the following:

•	a $2.5 million, or 23%, increase in service and repair costs, largely as a result of an increased number of claims per subscriber submitted under Nextel Argentina’s handset maintenance program; and

•	a $2.1 million, or 24%, increase in direct switch and transmitter and receiver site costs due to a 19% increase in the number of transmitter and receiver sites in service from March 31, 2008 to March 31, 2009; partially offset by

•	a $1.4 million, or 7%, decrease in interconnect costs, largely as a result of the depreciation of the Argentine peso relative to the U.S. dollar as the interconnect minutes of use remained constant between the two periods.

The $3.4 million, or 20%, decrease in cost of digital handset and accessory sales from the three months ended March 31, 2008 to the same period in 2009 is primarily the result of a decrease in handset upgrades to existing subscribers, a slight decrease in handset sales to new subscribers and the depreciation of the Argentine peso relative to the U.S. dollar.

3.	General and administrative expenses

The $3.2 million, or 17%, increase in general and administrative expenses from three months ended March 31, 2008 to the same period in 2009 is primarily a result of the following:

•	a $1.3 million, or 13%, increase in other general and administrative costs primarily due to an increase in payroll and related expenses caused by an increase in personnel and an increase in salaries consistent with the ongoing inflation in Argentina;

•	a $1.0 million, or 90%, increase in bad debt expense primarily due to an increase in customer turnover resulting from a decrease in customer collections; and

•	a $0.9 million, or 18%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base and an increase in salaries consistent with the ongoing inflation in Argentina.

4.	Foreign currency transaction gains, net

Foreign currency transaction gains of $5.1 million for the three months ended March 31, 2009 are primarily due to the impact of the depreciation of the value of the Argentine peso against the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated net assets.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$58,932	90%	$51,696	93%	$7,236	14%
Digital handset and accessory revenues	6,593	10%	4,162	7%	2,431	58%

	65,525	100%	55,858	100%	9,667	17%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(21,100)	(32)%	(18,468)	(33)%	(2,632)	14%
Cost of digital handset and accessory sales	(13,449)	(21)%	(9,774)	(18)%	(3,675)	38%

	(34,549)	(53)%	(28,242)	(51)%	(6,307)	22%
Selling and marketing expenses	(8,136)	(12)%	(6,268)	(11)%	(1,868)	30%
General and administrative expenses	(13,473)	(21)%	(9,287)	(16)%	(4,186)	45%

Segment earnings	9,367	14%	12,061	22%	(2,694)	(22)%
Depreciation and amortization	(7,272)	(11)%	(4,955)	(9)%	(2,317)	47%

Operating income	2,095	3%	7,106	13%	(5,011)	(71)%
Interest expense, net	(64)	—	(17)	—	(47)	276%
Interest income	40	—	291	—	(251)	(86)%
Foreign currency transaction losses, net	(109)	—	(191)	—	82	(43)%
Other income, net	—	—	1	—	(1)	(100)%

Income before income tax	$1,962	3%	$7,190	13%	$(5,228)	(73)%

We are developing and deploying a third generation network in Peru in 2009 using 1.9 GHz spectrum we acquired in 2007. In 2008 the regulatory authorities in Peru approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $7.2 million, or 14%, increase in service and other revenues from the three months ended March 31, 2008 to the same period in 2009 is primarily due to a 38% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per subscriber mainly resulting from an increase in the percentage of subscribers in Nextel Peru’s subscriber base who purchase service under its prepaid rate plans, which generally have lower average monthly revenues per subscriber.

The $2.4 million, or 58%, increase in digital handset and accessory revenues from the three months ended March 31, 2008 to the same period in 2009 is due primarily to an increase in handset upgrades for existing customers and an increase in handset sales to new subscribers.

2.	Cost of revenues

The $2.6 million, or 14%, increase in cost of service from the three months ended March 31, 2008 to the same period in 2009 is largely a result of the following:

•	a 41% increase in direct switch and transmitter and receiver site costs due to an 18% increase in the number of sites in service from March 31, 2008 to March 31, 2009, as well as an increase in operating and maintenance costs per site; and

•	a 59% increase in service and repair costs largely due to an increased percentage of Nextel Peru’s subscriber base participating in its handset maintenance program; partially offset by

•	a 10% decrease in interconnect costs largely due to the net effect of a reduction in the interconnect rates charged to Nextel Peru when Nextel Peru’s subscribers make calls to customers with other service providers and a 4% increase in interconnect minutes of use.

The $3.7 million, or 38%, increase in cost of digital handsets and accessory sales from the three months ended March 31, 2008 to the same period in 2009 is the result of an increase in handset upgrade costs primarily due to an increase in handset upgrades for existing customers, an increase in handset sales to new subscribers and an increase in handset costs.

3.	Selling and marketing expenses

The $1.9 million, or 30%, increase in selling and marketing expenses from the three months ended March 31, 2008 to the same period in 2009 is largely a result of an increase in indirect commissions primarily due to an increase in gross subscriber additions generated through Nextel Peru’s external sales channels, partially offset by a decrease in indirect commission per gross subscriber addition and an increase in direct commissions and payroll expenses principally due to an increase in Nextel Peru’s internal sales personnel.

4.	General and administrative expenses

The $4.2 million, or 45%, increase in general and administrative expenses from the three months ended March 31, 2008 to the same period in 2009 is largely a result of an increase in bad debt expense primarily due to increased subscriber additions generated through retail channels who generally have a higher credit risk profile. As a result of this increase in bad debt expense, Nextel Peru implemented stricter credit policies during the first quarter of 2009. This increase in general and administrative expenses is also attributable to an increase in information technology costs mostly related to new technology initiatives and an increase in information technology personnel necessary to develop and deploy Nextel Peru’s new network.

f.	Corporate and other

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,775	100%	$1,782	99%	$993	56%
Digital handset and accessory revenues	6	—	14	1%	(8)	(57)%

	2,781	100%	1,796	100%	985	55%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,609)	(58)%	(1,205)	(67)%	(404)	34%
Cost of digital handset and accessory sales	(680)	(24)%	(456)	(25)%	(224)	49%

	(2,289)	(82)%	(1,661)	(92)%	(628)	38%
Selling and marketing expenses	(3,552)	(128)%	(2,896)	(161)%	(656)	23%
General and administrative expenses	(45,224)	NM	(35,870)	NM	(9,354)	26%

Segment losses	(48,284)	NM	(38,631)	NM	(9,653)	25%
Management fee	7,950	286%	8,398	NM	(448)	(5)%
Depreciation and amortization	(3,376)	(121)%	(2,608)	(145)%	(768)	29%

Operating loss	(43,710)	NM	(32,841)	NM	(10,869)	33%
Interest expense, net	(24,707)	NM	(23,920)	NM	(787)	3%
Interest income	2,002	72%	7,784	NM	(5,782)	(74)%
Foreign currency transaction (losses) gains, net	(5,141)	(185)%	253	14%	(5,394)	NM
Other expense, net	(258)	(9)%	(3,282)	(183)%	3,024	(92)%

Loss before income tax	$(71,814)	NM	$(52,006)	NM	$(19,808)	38%

NM-Not Meaningful

For the three months ended March 31, 2009 and 2008, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We plan to expand the coverage and capacity of our network in Chile over the next several years, which will require additional investments in capital expenditures.

1.	General and administrative expenses

The $9.4 million, or 26%, increase in general and administrative expenses from the first quarter of 2008 to the same period in 2009 is primarily due to an increase in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology and other initiatives.

2.	Interest income

The $5.8 million, or 74%, decrease in interest income from the first quarter of 2008 to the first quarter of 2009 is the result of lower average cash balances and a decrease in our short-term investments.

3.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses for the first quarter of 2009 are primarily due to the impact of the depreciation of the value of the Mexican peso relative to the U.S. dollar on the Mexican peso-denominated management fee due from Nextel Mexico.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash flows from our operations. As of March 31, 2009, we had working capital, which is defined as total current assets less total current liabilities, of $1,283.9 million, a $93.5 million decrease compared to working capital of $1,377.4 million as of December 31, 2008, due to a combination of our use of cash for capital expenditures and a reduction in the value of our cash held in local currencies as a result of the decline in the value of those currencies relative to the U.S. dollar. Our working capital includes $1,156.4 million in cash and cash equivalents as of March 31, 2009, of which about 34% was held in currencies other than U.S. dollars, with a majority held in Mexican pesos, and $21.9 million of short-term investments. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in highly liquid overnight securities and certificates of deposit.

We recognized net income of $70.6 million for the three months ended March 31, 2009 compared to $106.8 million for the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and our cash capital expenditures.

Because we report our results of operations in U.S. dollars, the declines in relative currency valuations that occurred during the first quarter of 2009 resulted in reductions in some of the reported values of our assets, including the values of cash and cash equivalents held in local currencies. For the three months ended March 31, 2009, the effect of exchange rate changes on consolidated cash and cash equivalents was a $39.1 million loss in the value of those assets. If the values of the currencies in the countries in which our operating companies conduct business relative to the U.S. dollar remain at the average levels that prevailed during the first quarter of 2009 or if these values depreciate further, we would expect the reported value of these assets held in local currencies to decrease further.

We believe our current working capital and anticipated future cash flows will be adequate to meet our cash needs for ongoing operations and capital expenditures, but our funding needs could be affected by a number of factors. Specifically, our liquidity could be negatively affected by a decrease in operating revenues resulting from a decline in demand for our products and services due to the significant downturn in the global economy or from a decline in the values of the currencies in the countries in which we conduct our business relative to the U.S. dollar among other factors. See “Future Capital Needs and Resources — Future Outlook.”

Cash Flows

	Three Months Ended
	March 31,
	2009	2008	Change

Cash and cash equivalents, beginning of year	$1,243,251	$1,370,165	$(126,914)
Net cash provided by operating activities	137,400	158,955	(21,555)
Net cash used in investing activities	(165,591)	(204,926)	39,335
Net cash (used in) provided by financing activities	(19,535)	52,176	(71,711)
Effect of exchange rate changes on cash and cash equivalents	(39,074)	9,054	(48,128)

Cash and cash equivalents, end of year	$1,156,451	$1,385,424	$(228,973)

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $137.4 million of cash during the first quarter of 2009, a $21.6 million, or 14%, decrease from the first quarter of 2008. The decrease in cash generated from operating activities was primarily due to the affect of depreciating foreign currencies in the markets where we do business on the value of cash in U.S. dollars and increased cash used for working capital.

We used $165.6 million of cash in our investing activities during the first quarter of 2009, a $39.3 million decrease from the first quarter of 2008 primarily due to a $15.2 million increase in distributions we received from our enhanced cash fund, which primarily consists of certain asset-backed and mortgage-backed securities, and a $23.2 million decrease in cash capital expenditures from $206.2 million in the first quarter of 2008 to $183.0 million in the first quarter of 2009. We expect to continue to focus our capital spending in Brazil, Mexico and Peru.

We used $19.5 million of cash in our financing activities during the first quarter of 2009, primarily due to $18.0 million in payments of short-term notes payable. Our financing activities provided us with $52.2 million of cash during the first quarter of 2008, primarily due to $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility and $27.3 million in proceeds from our towers financing transactions in Mexico and Brazil, partially offset by $102.6 million in cash we used to purchase shares of our common stock.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investments, cash flows generated by our operating companies and external financial sources that may be available.

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign currency exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of a next generation network in Peru;

•	future spectrum purchases;

•	operating expenses and capital expenditures related to the deployment of next generation networks in our other markets if we are successful in acquiring spectrum;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $169.5 million for the three months ended March 31, 2009 and $191.9 million for the three months ended March 31, 2008. In each of these years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our networks in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets, particularly in Brazil as we significantly expand the geographic coverage of Nextel Brazil’s network, including expansion into the northeast region of the country, and as we expand that network’s capacity to support Nextel Brazil’s growth.

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

Although we currently anticipate that most of those additional funding requirements will not arise until after 2009, we will continue to assess opportunities to raise additional funding as market conditions permit during the remainder of 2009 that could be used, among other purposes, to meet those requirements or to refinance our existing obligations. The indebtedness that we may incur in connection with these business expansion activities and for refinancing may be significant.

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

Recent financial market conditions in debt and equity markets in the United States and global markets have resulted in substantial decline in the amount of funding available to corporate borrowers. As a result, available funding is both more costly and provided on terms that are less favorable to borrowers than were previously available. If these conditions continue or worsen, it could be difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above including those that may result from our acquisition of spectrum and deployment of next generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. For more information, see “Item 1A. Risk Factors 4. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.” in our 2008 annual report on Form 10-K.

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations and changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs, including the impact of the recent disruption in global capital markets that have made it more difficult or costly to obtain funding on acceptable terms;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of our mobile services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission, including in our 2008 annual report on Form 10-K.

Effect of New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1, which requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value as of the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, contingent assets acquired and liabilities assumed in a business combination should be accounted for in accordance with existing guidance. SFAS No. 141(R) and FSP 141(R)-1 are effective for fiscal years beginning after December 15, 2008. As a result, the provisions of SFAS No. 141(R) and FSP 141(R)-1 will affect business combinations that close on or after January 1, 2009. The nature and magnitude of the impact, if any, of SFAS No. 141(R) and FSP 141(R)-1 on our condensed consolidated financial statements will be dependent upon the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, we will apply the provisions of SFAS No. 160 to any non-controlling interests acquired on or after January 1, 2009. The adoption of SFAS No. 160 in the first quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5. SFAS 133 states that contracts which are both (1) indexed to the reporting entity’s own stock and (2) classified as a component of stockholder’s equity should not be accounted for as derivative instruments. EITF 07-5 provides that an entity should use a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not impact our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 requires additional disclosures concerning the impact of derivative instruments reflected in an entity’s financial statements; the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133; and the impact that derivative instruments and related hedged items may have on an entity’s financial position, performance and cash flows. SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 in the first quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applies to intangible assets acquired on or after January 1, 2009. The adoption of FSP 142-3 did not impact our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require quarterly disclosures of the fair value and carrying value of all financial instruments aggregated by major category and disclosures concerning the methods and assumptions used to estimate the instruments’ fair value. FSP 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We will adopt FSP 107-1 and APB 28-1 in the second quarter of 2009 and do not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4, which provides guidance for determining when a market is no longer active and when market transactions may not be representative of fair value, which could impact the assumptions used in determining the fair value of financial instruments. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We will adopt FSP 157-4 in the second quarter of 2009 and do not expect the adoption of FSP 157-4 to have a material impact on our condensed consolidated financial statements.

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

We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of March 31, 2009, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during the first quarter of 2009 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of March 31, 2009, $1,821.9 million, or 79%, of our total consolidated debt was fixed rate debt, and the remaining $475.6 million, or 21%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2009 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations and our interest rate swap, all of which have been determined at their fair values. In addition, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table below in the column labeled “thereafter.” However, in accordance with the terms of these notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2008 reflect changes in applicable market conditions during the first quarter of 2009. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2009		December 31, 2008
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$17,237	$3,064	$22,313	$1,201,191	$1,191	$350,019	$1,595,015	$1,201,422	$1,579,600	$1,066,131
Average Interest Rate	4.2%	8.9%	9.9%	3.1%	7.3%	2.8%	3.2%		3.2%
Fixed Rate (MP)	$32,131	$5,306	$6,246	$7,362	$8,689	$88,701	$148,435	$90,166	$158,104	$95,870
Average Interest Rate	12.0%	15.5%	15.5%	15.5%	15.5%	15.4%	14.8%		14.7%
Fixed Rate (BR)	$2,928	$3,409	$4,153	$4,975	$6,086	$56,925	$78,476	$31,855	$77,924	$38,414
Average Interest Rate	19.5%	20.2%	20.6%	21.3%	21.9%	24.0%	23.1%		23.2%
Variable Rate (US$)	$60,779	$81,039	$237,639	$62,825	$10,227	$4,091	$456,600	$428,930	$456,600	$408,776
Average Interest Rate	3.0%	3.0%	2.6%	3.0%	3.0%	3.0%	2.8%		2.9%
Variable Rate (MP)	$18,955	$—	$—	$—	$—	$—	$18,955	$18,828	$20,066	$19,372
Average Interest Rate	9.0%	—	—	—	—	—	9.0%		9.0%
Interest Rate Swap:
Variable to Fixed	$13,301	$—	$—	$—	$—	$—	$13,301	$(134)	$13,301	$(124)
Average Pay Rate	10.8%	—	—	—	—	—	10.8%		10.8%
Average Receive Rate	9.0%	—	—	—	—	—	9.0%		9.0%

Item 4.	Controls and Procedures.

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

As of March 31, 2009, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

With regard to the risk factor described in our 2008 annual report on Form 10-K under “Item 1A. Risk Factors 1. Adverse changes in the economic environment in our markets and a decline in foreign exchange rates for currencies in our markets and increases in the cost of capital may adversely affect our growth and our operating results,” during the first quarter and continuing into the second quarter of 2009, economic activity continued to weaken in Mexico and in the other markets in which we operate, causing a decline in subscriber additions in Mexico and some of our other markets compared to 2008 levels. In addition, in the second quarter of 2009, the Mexican government and businesses in Mexico have taken measures as part of the effort to contain the spread of influenza caused by the H1N1 influenza virus that have contributed and may further contribute to this decline and the overall slowing of economic activity in Mexico. It is uncertain how long these or other similar measures will remain in effect. If these or similar measures remain in effect in Mexico, or if similar steps are taken in our other markets in response to a spread of the H1N1 influenza virus, it could result in a further weakening of the economies in our markets, which may adversely affect our results of operations.

Except as noted above, there have been no material changes in our risk factors from those disclosed in our 2008 annual report on Form 10-K.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on April 22, 2009).
10.2	Form of Employee Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on April 22, 2009).
10.3	Form of Director Restricted Stock Award Agreement.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ CATHERINE E. NEEL
Catherine E. Neel
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: May 6, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on April 22, 2009).
10.2	Form of Employee Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on April 22, 2009).
10.3	Form of Director Restricted Stock Award Agreement.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.