Form 10-Q
period 2009-06-30
NII HOLDINGS INC
filed 2009-08-05
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 31, 2009

Common Stock, $0.001 par value per share	166,073,002

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	June 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$1,136,764	$1,243,251
Short-term investments	37,517	82,002
Accounts receivable, less allowance for doubtful accounts of $37,690 and $27,875	549,947	454,769
Handset and accessory inventory	191,052	139,285
Deferred income taxes, net	129,639	135,265
Prepaid expenses and other	193,134	130,705

Total current assets	2,238,053	2,185,277
Property, plant and equipment, net	2,275,871	1,892,113
Intangible assets, net	326,248	317,878
Deferred income taxes, net	486,150	429,365
Other assets	353,192	265,440

Total assets	$5,679,514	$5,090,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$171,808	$136,442
Accrued expenses and other	472,413	446,270
Deferred revenues	122,834	116,267
Accrued interest	10,462	13,166
Current portion of long-term debt	198,378	99,054

Total current liabilities	975,895	811,199
Long-term debt	2,030,543	2,034,086
Deferred revenues	28,011	29,616
Deferred credits	126,748	144,397
Other long-term liabilities	165,817	158,652

Total liabilities	3,327,014	3,177,950

Commitments and contingencies (Note 6)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2009 and 2008, no shares issued or outstanding — 2009 and 2008	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2009 and 2008, 166,061 shares issued and outstanding — 2009, 165,782 shares issued and outstanding — 2008	166	166
Paid-in capital	1,190,921	1,158,925
Retained earnings	1,498,335	1,293,407
Accumulated other comprehensive loss	(336,922)	(540,375)

Total stockholders’ equity	2,352,500	1,912,123

Total liabilities and stockholders’ equity	$5,679,514	$5,090,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues
Service and other revenues	$1,902,447	$1,990,780	$992,140	$1,043,030
Digital handset and accessory revenues	117,732	106,391	66,725	60,924

	2,020,179	2,097,171	1,058,865	1,103,954

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	545,154	542,992	289,255	284,483
Cost of digital handsets and accessories	310,987	293,398	165,738	158,709
Selling, general and administrative	652,031	669,957	337,005	355,888
Depreciation	182,922	183,062	96,570	96,715
Amortization	13,727	16,527	7,183	8,589

	1,704,821	1,705,936	895,751	904,384

Operating income	315,358	391,235	163,114	199,570

Other income (expense)
Interest expense, net	(86,709)	(102,759)	(42,113)	(50,805)
Interest income	16,422	36,528	3,769	17,588
Foreign currency transaction gains, net	56,238	40,306	63,552	37,401
Other income (expense), net	5,568	(5,175)	7,210	(646)

	(8,481)	(31,100)	32,418	3,538

Income before income tax provision	306,877	360,135	195,532	203,108
Income tax provision	(101,949)	(104,525)	(61,242)	(54,562)

Net income	$204,928	$255,610	$134,290	$148,546

Net income, per common share, basic	$1.24	$1.52	$0.81	$0.89

Net income, per common share, diluted	$1.22	$1.48	$0.79	$0.86

Weighted average number of common shares outstanding, basic	165,882	168,129	165,980	166,907

Weighted average number of common shares outstanding, diluted	173,086	176,883	173,312	175,757

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$201,693	$202,568	$281,849	$240,601
Reclassification for gains on derivatives included in other income (expense), net	294	146	216	64
Unrealized gains on derivatives, net	1,466	297	1,178	289

Other comprehensive income, net of taxes	203,453	203,011	283,243	240,954
Net income	204,928	255,610	134,290	148,546

Total comprehensive income	$408,381	$458,621	$417,533	$389,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, January 1, 2009	165,782	$166	$1,158,925	$1,293,407	$(540,375)	$1,912,123
Net income	—	—	—	204,928	—	204,928
Other comprehensive income, net of taxes	—	—	—	—	203,453	203,453
Exercise of stock options	279	—	47	—	—	47
Tax deficiency on current period exercise of stock options	—	—	(2,905)	—	—	(2,905)
Share-based payment expense for equity-based awards	—	—	34,854	—	—	34,854

Balance, June 30, 2009	166,061	$166	$1,190,921	$1,498,335	$(336,922)	$2,352,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(in thousands)
Unaudited

	2009	2008

Cash flows from operating activities:
Net income	$204,928	$255,610
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	3,694	3,955
Depreciation and amortization	196,649	199,589
Provision for losses on accounts receivable	50,011	39,211
Foreign currency transaction gains, net	(56,238)	(40,306)
Deferred income tax benefit	(3,374)	(35,266)
Share-based payment expense	34,939	35,392
Amortization of discount on convertible notes	24,182	22,602
Excess tax benefit from share-based payment	—	(2,874)
(Gain) loss on short-term investments	(183)	2,955
Accretion of asset retirement obligations	4,262	3,643
Contingency reversals, net of charges	(5,823)	—
Other, net	(7,359)	2,019
Change in assets and liabilities:
Accounts receivable, gross	(113,658)	(112,927)
Handset and accessory inventory	(45,660)	(64,673)
Prepaid expenses and other	(43,809)	(15,388)
Other long-term assets	(16,882)	(45,577)
Accounts payable, accrued expenses and other	56,693	55,485
Current deferred revenue	224	13,830
Deferred revenue and other long-term liabilities	(1,480)	4,766

Net cash provided by operating activities	281,116	322,046

Cash flows from investing activities:
Capital expenditures	(344,350)	(424,735)
Payments for purchases of licenses and other	(9,992)	(4,275)
Proceeds from sales of short-term investments	425,006	355,013
Purchase of short-term investments	(364,409)	(273,888)
Transfers to restricted cash	(44,498)	(521)
Other	(1,728)	476

Net cash used in investing activities	(339,971)	(347,930)

Cash flows from financing activities:
Payments to purchase common stock	—	(242,665)
Borrowings under credit paper	25,342	—
Borrowings under syndicated loan facilities	—	125,000
Repayments under syndicated loan facilities	(24,048)	(31,922)
Payments of short-term notes payable	(18,000)	—
Proceeds from stock option exercises	47	28,639
Excess tax benefit from share-based payment	—	2,874
Proceeds from tower financing transactions	—	27,271
Repayments under capital leases, license financing, tower financing and other transactions	(5,262)	(5,710)

Net cash used in financing activities	(21,921)	(96,513)

Effect of exchange rate changes on cash and cash equivalents	(25,711)	32,012

Net decrease in cash and cash equivalents	(106,487)	(90,385)
Cash and cash equivalents, beginning of period	1,243,251	1,370,165

Cash and cash equivalents, end of period	$1,136,764	$1,279,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.	Basis of Presentation

General.  Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have evaluated all subsequent events through August 5, 2009, which is the date our condensed consolidated financial statements were issued.

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2008 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2009. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Cumulative foreign currency translation adjustment	$(337,323)	$(539,016)
Unrealized gains (losses) on derivatives and available-for-sale securities	401	(1,359)

	$(336,922)	$(540,375)

Supplemental Cash Flow Information.

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$344,350	$424,735
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	56,571	11,509

	$400,921	$436,244

Interest costs
Interest expense, net	$86,709	$102,759
Interest capitalized	5,160	5,132

	$91,869	$107,891

Cash paid for interest, net of amounts capitalized	$54,678	$53,650

Cash paid for income taxes	$111,504	$127,009

For the six months ended June 30, 2009, we had $61.0 million in non-cash financing activities related to the short-term financing of imported handsets and infrastructure in Brazil, the financing of a mobile switching office in Peru and co-location capital lease obligations on our communication towers. For the six months ended June 30, 2008, we had $7.1 million in non-cash financing activities related to co-location capital lease obligations on our communication towers.

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

As presented for the six and three months ended June 30, 2009 and 2008, our calculation of diluted net income per share includes shares of common stock issuable upon the potential exercise of stock options under our stock-based employee compensation plans, shares of restricted common stock and shares of common stock issuable upon the potential conversion of our 2.75% convertible notes. We did not include the shares of common stock issuable upon the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the six and three months ended June 30, 2009, we did not include 16.9 million antidilutive stock options, and for the six and three months ended June 30, 2008, we did not include 9.6 million antidilutive stock options. Finally, we did not include an immaterial amount of antidilutive restricted stock in our calculation of diluted net income per common share for those periods.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the six and three months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$204,928	165,882	$1.24	$255,610	168,129	$1.52

Effect of dilutive securities:
Stock options	—	30		—	1,524
Restricted stock	—	186		—	240
Convertible notes, net of capitalized interest and taxes	6,595	6,988		6,339	6,990

Diluted net income per share:
Net income	$211,523	173,086	$1.22	$261,949	176,883	$1.48

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$134,290	165,980	$0.81	$148,546	166,907	$0.89

Effect of dilutive securities:
Stock options	—	33		—	1,584
Restricted stock	—	310		—	276
Convertible notes, net of capitalized interest and taxes	3,280	6,989		3,166	6,990

Diluted net income per share:
Net income	$137,570	173,312	$0.79	$151,712	175,757	$0.86

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and factors. During the six months ended June 30, 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. We did not purchase any shares of our common stock under this program during 2009. We treated purchases under this program as effective retirements of the purchased shares and therefore reduced our reported shares issued and outstanding by the number of shares purchased. In addition, we recorded the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

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

The retroactive application of FSP APB 14-1 resulted primarily in the recognition of additional non-cash interest expense in the affected prior periods. For the six and three months ended June 30, 2008, we recognized additional non-cash interest expense, net of incremental capitalized interest, of $21.1 million and $10.6 million, respectively. See Note 5 for further information.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

	Six Months Ended June 30, 2008			Three Months Ended June 30, 2008
		As Previously	Effect of		As Previously	Effect of
Condensed Consolidated Statement of Operations:	As Adjusted	Reported	Change	As Adjusted	Reported	Change

Operating income	$391,235	$391,519	$(284)	$199,570	$199,721	$(151)
Net income	255,610	268,843	(13,233)	148,546	155,274	(6,728)
Net income, per common share, basic	$1.52	$1.60	$(0.08)	$0.89	$0.93	$(0.04)

Net income, per common share, diluted	$1.48	$1.52	$(0.04)	$0.86	$0.88	$(0.02)

New Accounting Pronouncements.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 in the first quarter of 2009 did not impact our condensed consolidated financial statements as the value of our derivative instruments is not material.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require quarterly disclosures of the fair value and carrying value of all financial instruments aggregated by major category and disclosures

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concerning the methods and assumptions used to estimate the instruments’ fair value. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 in the second quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes the accounting for and disclosure of events and transactions which occur after the balance sheet date but before financial statements are issued or available to be issued. This standard requires disclosure of the date through which such subsequent events have been evaluated. SFAS No. 165 became effective for interim or annual reporting periods ending after June 15, 2009. Our adoption of SFAS No. 165 during the second quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 changes the consolidation guidance under FASB Interpretation No. 46(R), or FIN 46, to require an ongoing qualitative assessment to determine the primary beneficiary of a variable interest entity, or VIE. SFAS No. 167 also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the adoption of this standard will have on our condensed consolidated financial statements.

Note 2.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring the fair value of assets and liabilities when other accounting pronouncements require or permit fair value measurements and expands related disclosure requirements. On January 1, 2008, we adopted SFAS No. 157 for financial assets and financial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). On January 1, 2009 we adopted SFAS No. 157 for non-financial assets and non-financial liabilities as contemplated by FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, that was issued in February 2008. As of June 30, 2009, the adoption of SFAS No. 157 with respect to our nonfinancial assets and nonfinancial liabilities has not had a material impact on our condensed consolidated financial statements.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 utilizes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. The three levels in the fair value hierarchy used are summarized as follows:

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

Available-for-Sale Securities.

Available-for-sale securities include short-term investments made by Nextel Brazil and current and long term classifications of our enhanced cash fund which is invested primarily in asset-backed securities. The short-term investments by Nextel Brazil are classified as Level 1 within the fair value hierarchy as these short-term investments trade regularly in observable markets. The enhanced cash fund is classified as Level 3 within the fair value hierarchy at June 30, 2009 since certain significant inputs for the fair value measurement remain unobservable.

The following table sets forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2009 (in thousands):

	Fair Value Measurements as of June 30, 2009			Fair Value as of
	Using the Fair Value Hierarchy			June 30,	December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009	2008

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$12,084	$—	$—	$12,084	$48,858
Available-for-sale securities — Enhanced cash fund	—	—	25,433	25,433	33,144

	12,084	—	25,433	37,517	82,002
Long-term investment:
Available-for-sale securities — Enhanced cash fund	—	—	9,382	9,382	20,016

	$12,084	$—	$34,815	$46,899	$102,018

The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2009	2009

Beginning balance	$53,160	$38,267
Principal distributions	(20,372)	(5,136)
Unrealized gain, included in other comprehensive income	1,844	1,523
Realized gain on distributions, included in net income	183	161

Ending balance	$34,815	$34,815

During the six months ended June 30, 2008, we had no activity with respect to assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

Other Financial Instruments

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings contained in

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are immaterial.

The carrying amounts and estimated fair values of our long-term debt instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Convertible notes	$1,415,028	$1,255,599	$1,390,847	$1,036,526
Syndicated loan facilities	481,859	461,097	505,863	456,848
Tower financing obligations	168,352	53,965	157,262	58,027
Brazil spectrum license financing	6,546	4,184	6,660	4,649
Brazil credit paper	25,620	26,646	—	—

	$2,097,405	$1,801,491	$2,060,632	$1,556,050

We estimated the fair values of our convertible notes using quoted market prices in a broker dealer market which are adjusted for certain factors such as historical trading levels and market data for our notes, credit default spreads, stock volatility assumptions and other corroborating market or internally generated data. Because our fair value measurement includes market data, corroborating market data and some broker internally generated information, we consider this Level 2 in the fair value hierarchy.

We estimated the fair values of our syndicated loan facilities, towers financing obligations and Brazil spectrum license financing using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds.

The Brazil credit paper is a $25.6 million working capital loan from a Brazilian bank, which we entered into in May 2009. We estimated the fair value of the loan by discounting the expected cash flows utilizing primarily Level 3 inputs such as a forward zero-coupon curve of the U.S. Treasury bonds and an appropriate credit spread based on comparable publicly traded bonds.

Note 3.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Land	$7,099	$6,600
Leasehold improvements	94,380	84,663
Digital mobile network equipment and network software	2,723,078	2,216,212
Office equipment, furniture and fixtures and other	376,699	329,352
Corporate aircraft capital lease	31,450	31,450
Less: Accumulated depreciation and amortization	(1,181,632)	(928,368)

	2,051,074	1,739,909
Construction in progress	224,797	152,204

	$2,275,871	$1,892,113

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Intangible Assets

Our intangible assets consist of our licenses and trade name, all of which have finite useful lives, as follows:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$398,322	$(72,074)	$326,248	$373,315	$(55,437)	$317,878
Trade name and other	1,547	(1,547)	—	1,412	(1,412)	—

Total intangible assets	$399,869	$(73,621)	$326,248	$374,727	$(56,849)	$317,878

Based solely on the carrying amount of amortizable intangible assets existing as of June 30, 2009 and current foreign currency exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2009	$28,161
2010	28,869
2011	28,869
2012	28,869
2013	28,782

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors. During the three months ended June 30, 2009 and 2008, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 5.	Debt

The components are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

3.125% convertible notes due 2012, net	$1,078,488	$1,059,997
2.75% convertible notes due 2025, net	336,540	330,850
Brazil syndicated loan facility	300,000	300,000
Mexico syndicated loan facility	181,859	205,863
Tower financing obligations	168,352	157,262
Capital lease obligations	72,028	68,167
Brazil import financing	53,470	—
Brazil credit paper	25,620	—
Brazil spectrum license financing	6,546	6,660
Other	6,018	4,341

Total debt	2,228,921	2,133,140
Less: current portion	(198,378)	(99,054)

	$2,030,543	$2,034,086

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Notes.

3.125% Convertible Notes.  The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 10,142,040 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended June 30, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2009. As a result, the conversion contingency was not met as of June 30, 2009.

2.75% Convertible Notes.  The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,370 aggregate common shares, representing a conversion price of about $50.08 per share. For the fiscal quarter ended June 30, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2009. As a result, the conversion contingency was not met as of June 30, 2009.

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

	June 30, 2009		December 31, 2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,200,000	$349,996	$1,200,000	$349,996
Unamortized discount on convertible notes	121,512	13,456	140,003	19,146
Net carrying amount of convertible notes	1,078,488	336,540	1,059,997	330,850
Carrying amount of equity component	194,557	53,253	194,557	53,253

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, the unamortized discount on our 3.125% convertible notes and our 2.75% convertible notes had remaining recognition periods of approximately 35 months and 14 months, respectively.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the six and three months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$18,750	$4,812	$18,750	$4,812
Amortization of discount on convertible notes	18,491	5,690	17,257	5,346

Interest expense, net	$37,241	$10,502	$36,007	$10,158

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

	Three Months Ended June 30,
	2009		2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$9,375	$2,406	$9,375	$2,406
Amortization of discount on convertible notes	9,299	2,867	8,679	2,694

Interest expense, net	$18,674	$5,273	$18,054	$5,100

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

Syndicated Loan Facilities.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 2.60% and 3.43% as of June 30, 2009 and December 31, 2008, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.35% and 3.18% as of June 30, 2009 and December 31, 2008, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012.

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

Brazil Import Financing.  In March 2009, Nextel Brazil began financing certain equipment mainly purchased from Motorola and Research in Motion, or RIM, that is imported into Brazil through agreements with several Brazilian banks. Each tranche of these financings matures within a six to twelve-month period.

Brazil Credit Paper.  In May 2009, Nextel Brazil entered into a $25.6 million working capital loan with a Brazilian bank. Interest is payable quarterly for the first twelve months beginning August 2009 and monthly for the remaining six months, and the principal matures beginning in June 2010 through November 2010 with six equal consecutive payments.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of a favorable ruling by the state tax authority in Brazil, during the three months ended June 30, 2009, Nextel Brazil reversed $10.5 million in accrued liabilities, of which we recorded $5.8 million as other income.

As of June 30, 2009 and December 31, 2008, Nextel Brazil had accrued liabilities of $11.6 million and $18.3 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of June 30, 2009 and December 31, 2008, Nextel Brazil had $0.3 million and $9.2 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $95.6 million and $99.6 million as of June 30, 2009. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of June 30, 2009 and December 31, 2008, Nextel Argentina had accrued liabilities of $26.8 million and $35.0 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

Turnover Tax.  The government of the city of Buenos Aires imposes a turnover tax rate of 6% of revenues for cellular companies while maintaining a 3% rate for other telecommunications services. From a regulatory standpoint, we are not considered a cellular company, although, the city of Buenos Aires made claims to the effect that the higher turnover tax rate should apply to our services. As a result, until April 2006, Nextel Argentina paid the turnover tax at a rate of 3% and recorded a liability and related expense for the differential between the higher rate applicable to cellular carriers and the 3% rate, plus interest. In April 2006, following some adverse decisions by the city of Buenos Aires, Nextel Argentina decided to pay under protest $18.8 million, which represented the total amount of principal and interest, related to the city’s turnover tax claims and subsequently paid an additional $4.2 million under protest for the period April 2006 through December 2006 related to this tax. Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006, as well as an administrative claim for the remaining $4.2 million for the period April 2006 through December 2006.

In December 2006, the city of Buenos Aires issued new laws that support Nextel Argentina’s position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to accrue and pay only the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest in excess of that level.

In 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. In June 2009, the city of Buenos Aires agreed to refund by tax credit an additional $18.9 million to Nextel Argentina related to the $18.8 million in turnover tax principal and interest paid

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under protest, plus additional interest. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $5.7 million to charitable organizations.

Separately, in June 2009, another provincial government that had made a similar case for a higher turnover tax rate finalized an examination that supported Nextel Argentina’s position that its turnover tax obligations should be taxed at the 3% general turnover tax rate. Nextel Argentina previously accrued a liability for the difference between the higher rate and the general turnover tax rate. As a result of this indirect confirmation, Nextel Argentina reversed $9.2 million in accrued liabilities related to this contingency during June 2009.

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

The following table shows a reconciliation of our unrecognized tax benefits according to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109,” or FIN No. 48, for the six months ended June 30, 2009 (in thousands):

Unrecognized tax benefits — December 31, 2008	$85,886
Additions for current year tax positions	1,594
Additions for prior year tax positions	—
Lapse of statute of limitations	(577)
Settlements with taxing authorities	—
Foreign currency translation adjustment	1,576

Unrecognized tax benefits — June 30, 2009	$88,479

The unrecognized tax benefits as of December 31, 2008 and June 30, 2009 include $63.2 million and $65.8 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the second quarter of 2009, consistent with the methodology we employed for 2008, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of the retrospective adoption of FSP APB 14-1 on January 1, 2009, we recorded additional U.S. deferred tax liabilities, allowing us to record a smaller valuation allowance against our U.S. deferred tax assets and increase the amount of recognized U.S. deferred tax benefit. We believe it is reasonably possible that, within the next year, we will release some portion of the U.S. valuation allowance. The character of the valuation allowance that would likely be released would result in a reduction to the income tax expense.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. We believe it is probable that we will recover this amount. Our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 include $13.2 and $12.8 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2009
Service and other revenues	$877,648	$657,498	$243,582	$118,340	$5,968	$(589)	$1,902,447
Digital handset and accessory revenues	38,335	48,996	17,301	13,072	28	—	117,732

Operating revenues	$915,983	$706,494	$260,883	$131,412	$5,996	$(589)	$2,020,179

Segment earnings (losses)	$326,917	$183,443	$83,321	$15,264	$(96,938)	$—	$512,007
Management fee	(15,900)	—	—	—	15,900	—	—
Depreciation and amortization	(80,902)	(74,655)	(19,480)	(14,853)	(6,759)	—	(196,649)

Operating income (loss)	230,115	108,788	63,841	411	(87,797)	—	315,358
Interest expense, net	(22,867)	(22,482)	5,890	(287)	(49,101)	2,138	(86,709)
Interest income	13,044	2,332	368	202	2,614	(2,138)	16,422
Foreign currency transaction (losses) gains, net	(20,653)	69,716	5,340	(281)	2,116	—	56,238
Other (expense) income, net	(268)	5,902	3,747	1	(3,814)	—	5,568

Income (loss) before income tax	$199,371	$164,256	$79,186	$46	$(135,982)	$—	$306,877

Capital expenditures	$57,400	$246,688	$20,130	$64,972	$11,731	$—	$400,921

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2008
Service and other revenues	$1,024,101	$616,584	$241,121	$105,639	$3,981	$(646)	$1,990,780
Digital handset and accessory revenues	39,231	34,887	23,395	8,855	23	—	106,391

Operating revenues	$1,063,332	$651,471	$264,516	$114,494	$4,004	$(646)	$2,097,171

Segment earnings (losses)	$391,480	$175,248	$81,817	$22,630	$(80,351)	$—	$590,824
Management fee	(16,752)	—	—	—	16,800	(48)	—
Depreciation and amortization	(96,168)	(69,047)	(18,507)	(9,955)	(5,792)	(120)	(199,589)

Operating income (loss)	278,560	106,201	63,310	12,675	(69,343)	(168)	391,235
Interest expense, net	(31,732)	(26,075)	(1,387)	(36)	(47,718)	4,189	(102,759)
Interest income	21,852	3,260	1,867	618	13,120	(4,189)	36,528
Foreign currency transaction gains (losses), net	16,515	25,467	(2,673)	(162)	1,111	48	40,306
Other (expense) income, net	(159)	(1,552)	44	—	(3,508)	—	(5,175)

Income (loss) before income tax	$285,036	$107,301	$61,161	$13,095	$(106,338)	$(120)	$360,135

Capital expenditures	$126,709	$219,310	$40,788	$22,991	$26,446	$—	$436,244

Three Months Ended June 30, 2009
Service and other revenues	$450,241	$360,208	$119,411	$59,408	$3,193	$(321)	$992,140
Digital handset and accessory revenues	20,713	30,205	9,306	6,479	22	—	66,725

Operating revenues	$470,954	$390,413	$128,717	$65,887	$3,215	$(321)	$1,058,865

Segment earnings (losses)	$172,757	$95,419	$41,448	$5,897	$(48,654)	$—	$266,867
Management fee	(7,950)	—	—	—	7,950	—	—
Depreciation and amortization	(41,893)	(41,267)	(9,629)	(7,581)	(3,383)	—	(103,753)

Operating income (loss)	122,914	54,152	31,819	(1,684)	(44,087)	—	163,114
Interest expense, net	(10,792)	(11,978)	4,828	(223)	(24,394)	446	(42,113)
Interest income	2,188	1,093	160	162	612	(446)	3,769
Foreign currency transaction (losses) gains, net	(11,113)	67,321	259	(172)	7,257	—	63,552
Other (expense) income, net	(200)	7,219	3,745	1	(3,555)	—	7,210

Income (loss) before income tax	$102,997	$117,807	$40,811	$(1,916)	$(64,167)	$—	$195,532

Capital expenditures	$31,683	$132,770	$10,100	$49,242	$7,648	$—	$231,443

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended June 30, 2008
Service and other revenues	$530,786	$330,268	$126,154	$53,943	$2,199	$(320)	$1,043,030
Digital handset and accessory revenues	24,174	19,718	12,330	4,693	9	—	60,924

Operating revenues	$554,960	$349,986	$138,484	$58,636	$2,208	$(320)	$1,103,954

Segment earnings (losses)	$199,728	$93,858	$42,439	$10,569	$(41,720)	$—	$304,874
Management fee	(8,354)	—	—	—	8,402	(48)	—
Depreciation and amortization	(50,063)	(37,071)	(9,768)	(5,000)	(3,184)	(218)	(105,304)

Operating income (loss)	141,311	56,787	32,671	5,569	(36,502)	(266)	199,570
Interest expense, net	(15,670)	(12,810)	(729)	(19)	(23,798)	2,221	(50,805)
Interest income	11,283	2,263	600	327	5,336	(2,221)	17,588
Foreign currency transaction gains (losses), net	12,355	27,214	(3,103)	29	858	48	37,401
Other (expense) income, net	(80)	(355)	16	(1)	(226)	—	(646)

Income (loss) before income tax	$149,199	$73,099	$29,455	$5,905	$(54,332)	$(218)	$203,108

Capital expenditures	$76,649	$115,911	$23,960	$13,981	$13,815	$—	$244,316

June 30, 2009
Property, plant and equipment, net	$692,713	$1,062,877	$194,023	$201,465	$125,080	$(287)	$2,275,871

Identifiable assets	$2,135,139	$2,084,031	$387,621	$346,977	$726,033	$(287)	$5,679,514

December 31, 2008
Property, plant and equipment, net	$687,839	$725,892	$212,908	$151,034	$114,727	$(287)	$1,892,113

Identifiable assets	$2,122,133	$1,492,260	$450,781	$291,397	$733,789	$(287)	$5,090,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2009 and 2008; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2008 annual report on Form 10-K, our quarterly report on Form 10-Q for the quarter ended March 31, 2009 and the discussion regarding our critical accounting judgments included below and in our 2008 annual report on Form 10-K. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. In addition, we are in the process of developing a high performance push-to-talk service that utilizes wideband CDMA, or WCDMA, technology in an effort to continually provide differentiated service to our customers as we acquire spectrum rights and deploy WCDMA-based networks. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where our coverage is not as extensive as in our other markets. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. We have made significant additional investments in Brazil in order to expand our service areas, including expansion into the northeast region of the country, and add more capacity to Nextel Brazil’s network to support its growth. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models.

Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel Corporation has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them; however, there has recently been an increase in the level of Sprint Nextel Corporation’s advertising and promotion of iDEN services, including its Boost branded prepaid services. In light of the reduction in Sprint Nextel Corporation’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

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

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks, including evaluating the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. In some cases, we will consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights. We currently plan to participate in auctions and other transactions of this nature, particularly in Brazil, Mexico and Chile, to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy.

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

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We are deploying a third generation network in Peru that utilizes WCDMA technology and will operate on this spectrum. We believe that the deployment of this next generation network will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

During 2008 and continuing into the first half of 2009, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. These conditions are expected to continue at least for the remainder of 2009 with most economists predicting a significant slowing, and possibly a contraction, of economic growth both globally and in the markets in which we operate. We have also seen an increase in the inflation rates in some markets in which we operate, particularly in Argentina. While we believe that we will be able to continue to expand our business in this environment, these economic trends could affect our business in a number of ways by:

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

Historically, the value of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile. Recent weakness in the economies of those countries has led to increased volatility in these currencies. Because a significant portion of our outstanding debt is denominated in U.S. dollars and we report our results in U.S. dollars, significant fluctuations in foreign currency exchange rates can affect our reported results. For example, from September 30, 2008 to March 31, 2009, the exchange rate for the Mexican peso increased from 10.79 pesos per U.S. dollar to 14.33 pesos per U.S. dollar. These changes, as well as changes in the exchange rate for the Brazilian real, resulted in foreign currency transaction losses of $104.4 million during the fourth quarter of 2008 and $7.3 million during the first quarter of 2009. While the average values of the Brazilian real and the Mexican peso appreciated relative to the U.S. dollar during the second quarter of 2009 compared to the first quarter of 2009, which contributed to consolidated foreign currency transaction gains of $63.6 million for the second quarter of 2009, those values remained at levels substantially below those that prevailed during the second quarter of 2008. Depreciation in the values of the local currencies in the markets where we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations have resulted in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies during the fourth quarter of 2008 and the first two quarters of 2009 compared to the relevant prior year periods. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to continue to be adversely affected.

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

We have taken a number of actions to address the potential impact of these changes in the economic environment and capital markets, including:

•	implementing strategies designed to conserve our liquidity by increasing the cash generated by our operations;

•	developing and implementing strategies to target, capture and retain profitable customers;

•	managing our subscriber and revenue growth consistent with our long term strategy of expanding our business while improving our profitability and cash flow generation;

•	improving our efficiency by managing our growth in headcount and other expenses at levels consistent with our expectations regarding subscriber and revenue growth; and

•	developing and implementing network expansion plans that target our capital expenditures in areas with greater growth opportunities consistent with our long term strategy of meeting our customers’ demand for innovative high quality services while remaining consistent with our goal of preserving liquidity in light of the uncertain conditions in the capital markets.

We expect to continue to pursue these and other strategies as necessary to adapt our business plans in order to meet our long term business goals in a manner that takes into account the uncertainty of the current economic environment.

See “Forward Looking Statements” for information on risks and uncertainties that could affect the above objectives.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of June 30, 2009 and December 31, 2008. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2008	2,726	1,812	967	669	26	6,200
Net subscriber additions	109	294	19	79	7	508

Handsets in commercial service — June 30, 2009	2,835	2,106	986	748	33	6,708

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2009 compared to those discussed in our 2008 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
June 30,
2009	2008

4.34x	3.99x

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing wireless service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switch sites and transmitter sites used to operate our networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches to each other. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets that terminate on those providers’ networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

As further discussed in the notes to our condensed consolidated financial statements, we adjusted our condensed consolidated financial statements for the six and three months ended June 30, 2008 for the retrospective application of Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1.

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the six and three months ended June 30, 2009 and 2008. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Six Months Ended June 30,
	2009	2008	Percent Change

Mexican peso	13.87	10.63	(30.5)%
Brazilian real	2.19	1.70	(28.8)%
Argentine peso	3.64	3.14	(15.9)%

	Three Months Ended June 30,
	2009	2008	Percent Change

Mexican peso	13.37	10.44	(28.1)%
Brazilian real	2.07	1.66	(24.7)%
Argentine peso	3.73	3.12	(19.6)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
			(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,902,447	94%	$1,990,780	95%	$(88,333)	(4)%
Digital handset and accessory revenues	117,732	6%	106,391	5%	11,341	11%

	2,020,179	100%	2,097,171	100%	(76,992)	(4)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(545,154)	(27)%	(542,992)	(26)%	(2,162)	—
Cost of digital handsets and accessories	(310,987)	(15)%	(293,398)	(14)%	(17,589)	6%

	(856,141)	(42)%	(836,390)	(40)%	(19,751)	2%
Selling and marketing expenses	(234,382)	(11)%	(276,974)	(13)%	42,592	(15)%
General and administrative expenses	(417,649)	(21)%	(392,983)	(19)%	(24,666)	6%
Depreciation and amortization	(196,649)	(10)%	(199,589)	(9)%	2,940	(1)%

Operating income	315,358	16%	391,235	19%	(75,877)	(19)%
Interest expense, net	(86,709)	(4)%	(102,759)	(5)%	16,050	(16)%
Interest income	16,422	1%	36,528	1%	(20,106)	(55)%
Foreign currency transaction gains, net	56,238	2%	40,306	2%	15,932	40%
Other income (expense), net	5,568	—	(5,175)	—	10,743	(208)%

Income before income tax provision	306,877	15%	360,135	17%	(53,258)	(15)%
Income tax provision	(101,949)	(5)%	(104,525)	(5)%	2,576	(2)%

Net income	$204,928	10%	$255,610	12%	$(50,682)	(20)%

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
			(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$992,140	94%	$1,043,030	94%	$(50,890)	(5)%
Digital handset and accessory revenues	66,725	6%	60,924	6%	5,801	10%

	1,058,865	100%	1,103,954	100%	(45,089)	(4)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(289,255)	(27)%	(284,483)	(26)%	(4,772)	2%
Cost of digital handsets and accessories	(165,738)	(16)%	(158,709)	(14)%	(7,029)	4%

	(454,993)	(43)%	(443,192)	(40)%	(11,801)	3%
Selling and marketing expenses	(121,169)	(11)%	(149,750)	(14)%	28,581	(19)%
General and administrative expenses	(215,836)	(20)%	(206,138)	(19)%	(9,698)	5%
Depreciation and amortization	(103,753)	(10)%	(105,304)	(9)%	1,551	(1)%

Operating income	163,114	15%	199,570	18%	(36,456)	(18)%
Interest expense, net	(42,113)	(4)%	(50,805)	(5)%	8,692	(17)%
Interest income	3,769	—	17,588	2%	(13,819)	(79)%
Foreign currency transaction gains, net	63,552	6%	37,401	3%	26,151	70%
Other income (expense), net	7,210	1%	(646)	—	7,856	NM

Income before income tax provision	195,532	18%	203,108	18%	(7,576)	(4)%
Income tax provision	(61,242)	(5)%	(54,562)	(5)%	(6,680)	12%

Net income	$134,290	13%	$148,546	13%	$(14,256)	(10)%

NM-Not Meaningful

During the first half of 2009, we continued to expand our subscriber base across all of our markets with most of this growth concentrated in Brazil. We also experienced a higher consolidated customer turnover rate, which resulted primarily from the combined impact of weaker economic conditions in Mexico and Argentina during the first half of 2009 and the more competitive sales environment in Mexico that arose during 2008. While we have implemented initiatives designed to stabilize our customer turnover rate, the economic environment and competitive conditions we face in our markets has adversely affected, and may continue to adversely affect, our ability to retain customers, particularly in Mexico.

We continued to invest in coverage expansion and network improvements in the first half of 2009, resulting in consolidated capital expenditures of $400.9 million, which represented a $35.3 million decrease from the first half of 2008. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. We expect that the amounts invested in Brazil to expand our network coverage and improve network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments for 2009 as we focus more resources on expansion in that market. In addition, our deployment of a next generation network in Peru will require additional significant capital expenditures. We will also incur additional significant capital expenditures if we pursue our plans to acquire spectrum and deploy next generation networks in any of our other markets. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

The average values of the local currencies in each of our markets depreciated relative to the U.S. dollar during the six and three months ended June 30, 2009 compared to the same periods in 2008. Our operating results for the remainder of 2009 will be adversely affected in comparison to prior periods if the values of the local currencies relative to the U.S. dollar remain at the average levels that prevailed during the six and three months ended June 30, 2009 or if those values depreciate further.

1.	Operating revenues

The $88.3 million, or 4%, and $50.9 million, or 5%, decreases in consolidated service and other revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to declines in average consolidated revenues per subscriber resulting from the depreciation in the average values of the local currencies in each of our markets relative to the U.S. dollar, continued competitive pressures in Mexico and an increase in the percentage of subscribers purchasing prepaid rate plans in Peru. These decreases were partially offset by 27% and 26% increases in the average number of total handsets in service from the six and three months ended June 30, 2008 to the same periods in 2009, which resulted from both the continued strong demand for our services and our balanced growth and expansion strategy, primarily in Brazil.

2.	Cost of revenues

The $17.6 million, or 6%, and $7.0 million, or 4%, increases in consolidated cost of digital handset and accessory sales from the six and three months ended June 30, 2008 to the same periods in 2009 is principally due to increases in consolidated handset upgrades for existing subscribers, primarily in Mexico, and, to a lesser extent, an increase in sales of higher cost handsets to new subscribers, primarily in Brazil.

3.	Selling and marketing expenses

The $42.6 million, or 15%, and $28.6 million, or 19%, decreases in consolidated selling and marketing expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are mostly the result of $35.7 million, or 30%, and $23.9 million, or 37%, decreases in consolidated indirect commissions caused by lower gross subscriber additions, primarily in Mexico, and $8.8 million, or 9%, and $6.1 million, or 11%, decreases in consolidated payroll expenses and direct commissions resulting from decreases in commission rates per gross subscriber addition, primarily in Mexico.

4.	General and administrative expenses

The $24.7 million, or 6%, and $9.7 million, or 5%, increases in consolidated general and administrative expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to the following:

•	$10.8 million, or 28%, and $3.2 million, or 16%, increases in consolidated bad debt expense, primarily as a result of the weaker economic environment in Mexico;

•	$7.4 million, or 73%, and $4.2 million, or 71%, increases in consolidated engineering management expenses related to some of our new technology and other initiatives; and

•	$7.4 million, or 21%, and $3.4 million, or 18%, increases in consolidated information technology expenses resulting from increases in information technology personnel and higher systems maintenance costs, both of which are related to our deployment of new billing systems in some of our markets.

5.	Interest expense, net

The $16.1 million, or 16%, and $8.7 million, or 17%, decreases in consolidated interest expense from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily related to a refund of interest paid on turnover taxes in Argentina, as well as decreases in interest incurred under Nextel Mexico’s syndicated loan facility as a result of the repayment of a portion of the loans under that facility in 2008 and 2009.

See Note 5 to our condensed consolidated financial statements for further information on the impact of the adoption of FSP APB 14-1 on our net interest expense.

6.	Interest income

The $20.1 million, or 55%, and $13.8 million, or 79%, decreases in consolidated interest income from the six and three months ended June 30, 2008 to the same periods in 2009 are principally due to lower average interest rates, as well as decreases in average consolidated cash balances over the same periods.

7.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $56.2 million and $63.6 million for the six and three months ended June 30, 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s net liabilities, primarily its syndicated loan facility, during the three months ended June 30, 2009, partially offset by the impact of the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net assets during the same periods.

Consolidated foreign currency transaction gains of $40.3 million and $37.4 million for the six and three months ended June 30, 2008 are primarily the result of the appreciation in the value of the Mexican peso and the Brazilian real relative to the U.S. dollar on Nextel Mexico’s and Nextel Brazil’s U.S. dollar-denominated liabilities, primarily Nextel Brazil’s syndicated loan facility during those periods.

8.	Other income (expense), net

Consolidated other income of $5.6 million and $7.2 million for the six and three months ended June 30, 2009 primarily represents the reversal of contingencies in Brazil, as well as a gain we recorded in Argentina in connection with the turnover tax refund agreement with the city of Buenos Aires.

9.	Income tax provision

The $2.6 million, or 2%, decrease in the consolidated income tax provision from the six months ended June 30, 2008 to the same period in 2009 is primarily due to the $53.3 million, or 15%, decrease in consolidated income before taxes. The $6.7 million, or 12%, increase in the consolidated income tax provision from the second quarter of 2008 to the second quarter of 2009 is primarily due to the tax expense from the additional valuation allowance recorded against the corporate deferred tax assets and an increase in income before taxes in Brazil, partially offset by a $7.6 million, or 4%, decrease in consolidated income before taxes.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2009 and 2008. The results of Nextel Chile are included in “Corporate and other.” Both Nextel Mexico and Nextel Brazil’s results of operations were significantly affected by the decline in the average values of the Mexican peso and the Brazilian real during the six and three months ended June 30, 2009 compared to the average values of those currencies during the same periods in 2008.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2009	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
			(dollars in thousands)

Nextel Mexico	$915,983	45%	$(351,361)	41%	$(237,705)	37%	$326,917
Nextel Brazil	706,494	35%	(313,583)	37%	(209,468)	32%	183,443
Nextel Argentina	260,883	13%	(116,816)	14%	(60,746)	9%	83,321
Nextel Peru	131,412	7%	(69,688)	8%	(46,460)	7%	15,264
Corporate and other	5,996	—	(5,282)	—	(97,652)	15%	(96,938)
Intercompany eliminations	(589)	—	589	—	—	—	—

Total consolidated	$2,020,179	100%	$(856,141)	100%	$(652,031)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2009	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
			(dollars in thousands)

Nextel Mexico	$470,954	45%	$(179,449)	39%	$(118,748)	35%	$172,757
Nextel Brazil	390,413	37%	(179,159)	39%	(115,835)	34%	95,419
Nextel Argentina	128,717	12%	(58,574)	13%	(28,695)	9%	41,448
Nextel Peru	65,887	6%	(35,139)	8%	(24,851)	7%	5,897
Corporate and other	3,215	—	(2,993)	1%	(48,876)	15%	(48,654)
Intercompany eliminations	(321)	—	321	—	—	—	—

Total consolidated	$1,058,865	100%	$(454,993)	100%	$(337,005)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
			(dollars in thousands)

Nextel Mexico	$1,063,332	51%	$(376,630)	45%	$(295,222)	44%	$391,480
Nextel Brazil	651,471	31%	(277,310)	33%	(198,913)	30%	175,248
Nextel Argentina	264,516	13%	(120,716)	14%	(61,983)	9%	81,817
Nextel Peru	114,494	5%	(58,495)	7%	(33,369)	5%	22,630
Corporate and other	4,004	—	(3,885)	1%	(80,470)	12%	(80,351)
Intercompany eliminations	(646)	—	646	—	—	—	—

Total consolidated	$2,097,171	100%	$(836,390)	100%	$(669,957)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
			(dollars in thousands)

Nextel Mexico	$554,960	50%	$(199,808)	45%	$(155,424)	44%	$199,728
Nextel Brazil	349,986	32%	(148,779)	34%	(107,349)	30%	93,858
Nextel Argentina	138,484	13%	(62,448)	14%	(33,597)	9%	42,439
Nextel Peru	58,636	5%	(30,253)	7%	(17,814)	5%	10,569
Corporate and other	2,208	—	(2,224)	—	(41,704)	12%	(41,720)
Intercompany eliminations	(320)	—	320	—	—	—	—

Total consolidated	$1,103,954	100%	$(443,192)	100%	$(355,888)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
			(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$877,648	96%	$1,024,101	96%	$(146,453)	(14)%
Digital handset and accessory revenues	38,335	4%	39,231	4%	(896)	(2)%

	915,983	100%	1,063,332	100%	(147,349)	(14)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(172,130)	(19)%	(199,032)	(19)%	26,902	(14)%
Cost of digital handsets and accessories	(179,231)	(19)%	(177,598)	(16)%	(1,633)	1%

	(351,361)	(38)%	(376,630)	(35)%	25,269	(7)%
Selling and marketing expenses	(106,120)	(12)%	(156,456)	(15)%	50,336	(32)%
General and administrative expenses	(131,585)	(14)%	(138,766)	(13)%	7,181	(5)%

Segment earnings	326,917	36%	391,480	37%	(64,563)	(16)%
Management fee	(15,900)	(2)%	(16,752)	(2)%	852	(5)%
Depreciation and amortization	(80,902)	(9)%	(96,168)	(9)%	15,266	(16)%

Operating income	230,115	25%	278,560	26%	(48,445)	(17)%
Interest expense, net	(22,867)	(2)%	(31,732)	(3)%	8,865	(28)%
Interest income	13,044	1%	21,852	2%	(8,808)	(40)%
Foreign currency transaction (losses) gains, net	(20,653)	(2)%	16,515	2%	(37,168)	(225)%
Other expense, net	(268)	—	(159)	—	(109)	69%

Income before income tax	$199,371	22%	$285,036	27%	$(85,665)	(30)%

Three Months Ended
Operating revenues
Service and other revenues	$450,241	96%	$530,786	96%	$(80,545)	(15)%
Digital handset and accessory revenues	20,713	4%	24,174	4%	(3,461)	(14)%

	470,954	100%	554,960	100%	(84,006)	(15)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(88,541)	(19)%	(101,695)	(18)%	13,154	(13)%
Cost of digital handsets and accessories	(90,908)	(19)%	(98,113)	(18)%	7,205	(7)%

	(179,449)	(38)%	(199,808)	(36)%	20,359	(10)%
Selling and marketing expenses	(52,396)	(11)%	(83,391)	(15)%	30,995	(37)%
General and administrative expenses	(66,352)	(14)%	(72,033)	(13)%	5,681	(8)%

Segment earnings	172,757	37%	199,728	36%	(26,971)	(14)%
Management fee	(7,950)	(2)%	(8,354)	(2)%	404	(5)%
Depreciation and amortization	(41,893)	(9)%	(50,063)	(9)%	8,170	(16)%

Operating income	122,914	26%	141,311	25%	(18,397)	(13)%
Interest expense, net	(10,792)	(2)%	(15,670)	(3)%	4,878	(31)%
Interest income	2,188	—	11,283	2%	(9,095)	(81)%
Foreign currency transaction (losses) gains, net	(11,113)	(2)%	12,355	3%	(23,468)	(190)%
Other expense, net	(200)	—	(80)	—	(120)	150%

Income before income tax	$102,997	22%	$149,199	27%	$(46,202)	(31)%

Nextel Mexico continues to be our largest and most profitable market segment, comprising 45% of our consolidated operating revenues and generating a 36% segment earnings margin for the six months ended June 30, 2009, which was slightly lower than the margin reported for the six months ended June 30, 2008. During the six months ended June 30, 2009, Nextel Mexico’s results of operations reflected lower average revenues per subscriber, as well as increased costs on a local currency basis, including network, personnel and other expenses, incurred in connection with the expansion of the quality and capacity of its network to support subscriber growth during the period.

The average value of the Mexican peso for the six months ended June 30, 2009 depreciated relative to the U.S. dollar by 30% compared to the average rates that prevailed during the six months ended June 30, 2008. While the average exchange rate of the Mexican peso continued to decline subsequent to December 31, 2008, the majority of this depreciation occurred during the fourth quarter of 2008. As a result, the components of Nextel Mexico’s results of operations for the six months ended June 30, 2009 after translation into U.S. dollars reflect substantially lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average value of the peso relative to the U.S. dollar. Nextel Mexico’s results will continue to be adversely affected in future periods if the average value of the Mexican peso relative to the U.S. dollar remains at its current levels or if the peso depreciates further.

During 2008, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during the first two quarters of 2009. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive rate plans to new and existing customers. These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in lower average revenues per subscriber. In addition, during the second quarter of 2009, Nextel Mexico experienced lower gross subscriber additions and increased deactivations as a result of the downturn in economic conditions in Mexico, which was compounded by the closing of businesses and cancellation of other activities in response to the outbreak of the H1N1 influenza virus. The weaker economic conditions and more competitive environment in Mexico resulted in a higher customer turnover rate during 2009 compared to 2008 and in the addition of more subscribers with limited credit histories or higher credit risk. As Nextel Mexico continues to expand its customer base and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline on a local currency basis during 2009. In addition, while we have implemented initiatives that were designed to stabilize the customer turnover rate in Mexico, the pressures of the weaker economic environment combined with the competitive conditions we face there may adversely affect our ability to retain or attract customers.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $57.4 million for the six months ended June 30, 2009, which represents 14% of our consolidated capital expenditures for the first six months of 2009 and which is a decrease from 29% of consolidated capital expenditures during the first six months of 2008.

1.	Operating revenues

The $146.5 million, or 14%, and $80.5 million, or 15%, decreases in service and other revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to decreases in average service revenue per subscriber resulting from our reduction in plan rates in response to competitive offerings and the depreciation of the Mexican peso. These decreases were partially offset by 22% and 20% increases in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets and the expansion of service coverage into new markets.

The $0.9 million and $3.5 million decreases in digital handset and accessory revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to decreases in handset sales to new subscribers over both periods, decreases in average revenue per handset upgrade and the depreciation of the Mexican peso, partially offset by increases in the number of units upgraded for those periods.

2.	Cost of revenues

The $26.9 million, or 14%, and $13.2 million, or 13%, decreases in cost of service from the six and three months ended June 30, 2008 to the same periods in 2009 are principally a result of the following:

•	$14.2 million, or 15%, and $6.6 million, or 13%, decreases in interconnect costs, largely as a result of the depreciation of the Mexican peso, partially offset by increases in the proportion of mobile-to-mobile minutes of use, which generally have higher costs per minute; and

•	$8.8 million, or 13%, and $4.8 million, or 14%, decreases in direct switch and transmitter and receiver site costs resulting from the depreciation of the Mexican peso, partially offset by a 4% increase in the number of sites in service from June 30, 2008 to June 30, 2009.

The $7.2 million, or 7%, decrease in cost of digital handset and accessory sales from the three months ended June 30, 2008 to the same period in 2009 is primarily due to a decrease in handset sales and the depreciation of the Mexican peso, partially offset by an increase in handset upgrade costs.

3.	Selling and marketing expenses

The $50.4 million, or 32%, and $31.0 million, or 37%, decreases in selling and marketing expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily a result of the following:

•	$33.5 million, or 41%, and $22.5 million, or 51%, decreases in indirect commissions, primarily due to 15% and 33% decreases in gross subscriber additions generated by Nextel Mexico’s external sales channels, higher commission charge backs to external sales personnel and the depreciation of the Mexican peso; and

•	$12.2 million, or 27%, and $7.7 million, or 32%, decreases in direct commissions and payroll expenses, principally due to 9% and 22% decreases in gross subscriber additions generated by Nextel Mexico’s internal sales personnel, higher commission charge backs to internal sales personnel and the depreciation of the Mexican peso.

4.	General and administrative expenses

The $7.2 million, or 5%, and $5.7 million, or 8%, decreases in general and administrative expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are largely a result of the following:

•	$6.4 million, or 12%, and $3.4 million, or 13%, decreases in customer care expenses, primarily due to the depreciation of the Mexican peso, partially offset by increases in customer care personnel and facilities expenses necessary to support a growing customer base;

•	$6.4 million, or 13%, and $2.6 million, or 11%, decreases in other general and administrative costs resulting from the depreciation of the Mexican peso, partially offset by an increase in general and administrative personnel; partially offset by

•	a $4.9 million, or 19%, increase in bad debt expense from the six months ended June 30, 2008 to the same period in 2009, which increased as a percentage of revenue from 2.4% to 3.3%, due to a decline in the credit worthiness of some customers and decreased collections related to the weaker economic conditions in Mexico.

5.	Depreciation and amortization

The $15.3 million, or 16%, and $8.2 million, or 16%, decreases in depreciation and amortization from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to the depreciation of the Mexican peso.

6.	Interest expense, net

The $8.9 million, or 28%, and $4.9 million, or 31%, decreases in interest expense from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily a result of the repayment of a portion of the loans under Nextel Mexico’s syndicated loan facility in 2008 and 2009 and the depreciation of the Mexican peso.

7.	Interest income

The $8.8 million, or 40%, and $9.1 million, or 81%, decreases in interest income from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily the result of lower average cash balances and reduced interest rates, as well as the depreciation of the Mexican peso.

8.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $20.7 million and $11.1 million for the six and three months ended June 30, 2009 are largely the result of the impact of the depreciation in the value of the Mexican peso relative to the U.S. dollar during 2009 compared to the levels during 2008 on Nextel Mexico’s U.S. dollar-denominated net assets.

Consolidated foreign currency transaction gains of $16.5 million and $12.4 million for the six and three months ended June 30, 2008 are primarily the result of the appreciation in the value of the Mexican peso relative to the U.S. dollar during 2008 compared to the levels during 2007 on Nextel Mexico’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$657,498	93%	$616,584	95%	$40,914	7%
Digital handset and accessory revenues	48,996	7%	34,887	5%	14,109	40%

	706,494	100%	651,471	100%	55,023	8%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(239,843)	(34)%	(218,581)	(34)%	(21,262)	10%
Cost of digital handsets and accessories	(73,740)	(10)%	(58,729)	(9)%	(15,011)	26%

	(313,583)	(44)%	(277,310)	(43)%	(36,273)	13%
Selling and marketing expenses	(82,356)	(12)%	(78,930)	(12)%	(3,426)	4%
General and administrative expenses	(127,112)	(18)%	(119,983)	(18)%	(7,129)	6%

Segment earnings	183,443	26%	175,248	27%	8,195	5%
Depreciation and amortization	(74,655)	(11)%	(69,047)	(11)%	(5,608)	8%

Operating income	108,788	15%	106,201	16%	2,587	2%
Interest expense, net	(22,482)	(3)%	(26,075)	(4)%	3,593	(14)%
Interest income	2,332	—	3,260	—	(928)	(28)%
Foreign currency transaction gains, net	69,716	10%	25,467	4%	44,249	174%
Other income (expense), net	5,902	1%	(1,552)	—	7,454	NM

Income before income tax	$164,256	23%	$107,301	16%	$56,955	53%

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$360,208	92%	$330,268	94%	$29,940	9%
Digital handset and accessory revenues	30,205	8%	19,718	6%	10,487	53%

	390,413	100%	349,986	100%	40,427	12%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(134,747)	(35)%	(118,112)	(34)%	(16,635)	14%
Cost of digital handsets and accessories	(44,412)	(11)%	(30,667)	(9)%	(13,745)	45%

	(179,159)	(46)%	(148,779)	(43)%	(30,380)	20%
Selling and marketing expenses	(44,657)	(12)%	(43,598)	(12)%	(1,059)	2%
General and administrative expenses	(71,178)	(18)%	(63,751)	(18)%	(7,427)	12%

Segment earnings	95,419	24%	93,858	27%	1,561	2%
Depreciation and amortization	(41,267)	(10)%	(37,071)	(11)%	(4,196)	11%

Operating income	54,152	14%	56,787	16%	(2,635)	(5)%
Interest expense, net	(11,978)	(3)%	(12,810)	(4)%	832	(6)%
Interest income	1,093	—	2,263	1%	(1,170)	(52)%
Foreign currency transaction gains, net	67,321	17%	27,214	8%	40,107	147%
Other income (expense), net	7,219	2%	(355)	—	7,574	NM

Income before income tax	$117,807	30%	$73,099	21%	$44,708	61%

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 35% of consolidated revenues in the first six months of 2009 compared to 31% for the same period in 2008. Nextel Brazil has continued to experience growth in its existing markets and has made significant investments in new markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we have recently made significant investments in Brazil in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. Specifically, Nextel Brazil launched several large markets in its northeast region during the first half of 2009. Coverage expansion and network improvements in Brazil resulted in capital expenditures of $246.7 million for the first half of 2009, which represented 62% of our consolidated capital expenditure investments during that period, compared to 50% in the first half of 2008. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average exchange rates of the Brazilian real for the six and three months ended June 30, 2009 depreciated relative to the U.S. dollar by 29% and 25% compared to the average rates that prevailed during the six and three months ended June 30, 2008. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2009, after translation into U.S. dollars, reflect significantly lower U.S. dollar-denominated revenues and expenses with respect to revenues that are earned and expenses that are paid in Brazilian reais than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. The majority of this currency depreciation occurred during the fourth quarter of 2008. The average exchange rate of the Brazilian real during the second quarter of 2009 appreciated compared to the average exchange rates that prevailed during the fourth quarter of 2008 and the first quarter of 2009.

1.	Operating revenues

The $40.9 million, or 7%, and $29.9 million, or 9%, increases in service and other revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily a result of the following:

•	39% and 38% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives; partially offset by

•	a decline in average revenue per subscriber primarily due to the depreciation in the Brazilian real.

The $14.1 million, or 40%, and $10.5 million, or 53%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to increases in handset upgrades for existing subscribers, as well as increases in handset sales to new subscribers.

2.	Cost of revenues

The $21.3 million, or 10%, and $16.6 million, or 14%, increases in cost of service from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to the following:

•	$10.9 million, or 9%, and $8.0 million, or 12%, increases in interconnect costs resulting from 50% increases in interconnect minutes of use over both periods;

•	$6.5 million, or 26%, and $4.7 million, or 32%, increases in service and repair costs largely due to increases in the cost of repair per subscriber related to a change in the mix of handsets toward more mid and high tier handsets as well as increased percentage of Nextel Brazil’s subscriber base participating in its handset maintenance program; and

•	$3.4 million, or 5%, and $3.8 million, or 12%, increases in direct switch and transmitter and receiver site costs resulting from a 32% increase in the number of sites in service from June 30, 2008 to June 30, 2009.

All of these increases were partially offset by the depreciation of the Brazilian real relative to the U.S. dollar.

The $15.0 million, or 26%, and $13.7 million, or 45%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to increases in handset upgrades and cost per handset upgrade for existing customers and increases in handset sales to new subscribers, partially offset by decreases in cost per handset sold to new subscribers as a larger proportion of these sales were sales of SIM cards.

3.	General and administrative expenses

The $7.1 million, or 6%, and $7.4 million, or 12%, increases in general and administrative expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily a result of the following:

•	$4.2 million, or 11%, and $3.3 million, or 16%, increases in customer care expenses resulting from increases in customer care personnel necessary to support a larger customer base, as well as increases in the number of retail stores; and

•	$2.3 million, or 22%, and $1.5 million, or 26%, increases in bad debt expense as a result of the increases in Nextel Brazil’s operating revenues. Bad debt expense as a percentage of consolidated operating revenues increased from 1.6% for the six and three months ended June 30, 2008 to 1.8% for the same periods in 2009.

All of these increases were partially offset by the depreciation of the Brazilian real relative to the U.S. dollar.

4.	Depreciation and amortization

The $5.6 million, or 8%, and $4.2 million, or 11%, increases in depreciation and amortization from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to an increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s network, partially offset by the depreciation of the Brazilian real against the U.S. dollar.

5.	Foreign currency transaction gains, net

The $44.2 million and $40.1 million increases in net foreign currency transaction gains from the six and three months ended June 30, 2008 to the same periods in 2009 are the result of the impact of the appreciation of the value of the Brazilian real against the U.S. dollar during 2009 compared to the levels during 2008 on Nextel Brazil’s U.S. dollar-denominated liabilities.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$243,582	93%	$241,121	91%	$2,461	1%
Digital handset and accessory revenues	17,301	7%	23,395	9%	(6,094)	(26)%

	260,883	100%	264,516	100%	(3,633)	(1)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(87,795)	(34)%	(85,287)	(32)%	(2,508)	3%
Cost of digital handsets and accessories	(29,021)	(11)%	(35,429)	(13)%	6,408	(18)%

	(116,816)	(45)%	(120,716)	(45)%	3,900	(3)%
Selling and marketing expenses	(20,181)	(8)%	(21,152)	(8)%	971	(5)%
General and administrative expenses	(40,565)	(15)%	(40,831)	(16)%	266	(1)%

Segment earnings	83,321	32%	81,817	31%	1,504	2%
Depreciation and amortization	(19,480)	(8)%	(18,507)	(7)%	(973)	5%

Operating income	63,841	24%	63,310	24%	531	1%
Interest expense, net	5,890	2%	(1,387)	(1)%	7,277	NM
Interest income	368	—	1,867	1%	(1,499)	(80)%
Foreign currency transaction gains (losses), net	5,340	2%	(2,673)	(1)%	8,013	(300)%
Other income, net	3,747	2%	44	—	3,703	NM

Income before income tax	$79,186	30%	$61,161	23%	$18,025	29%

Three Months Ended
Operating revenues
Service and other revenues	$119,411	93%	$126,154	91%	$(6,743)	(5)%
Digital handset and accessory revenues	9,306	7%	12,330	9%	(3,024)	(25)%

	128,717	100%	138,484	100%	(9,767)	(7)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(43,022)	(34)%	(43,931)	(32)%	909	(2)%
Cost of digital handsets and accessories	(15,552)	(12)%	(18,517)	(13)%	2,965	(16)%

	(58,574)	(46)%	(62,448)	(45)%	3,874	(6)%
Selling and marketing expenses	(10,079)	(8)%	(11,489)	(8)%	1,410	(12)%
General and administrative expenses	(18,616)	(14)%	(22,108)	(16)%	3,492	(16)%

Segment earnings	41,448	32%	42,439	31%	(991)	(2)%
Depreciation and amortization	(9,629)	(7)%	(9,768)	(7)%	139	(1)%

Operating income	31,819	25%	32,671	24%	(852)	(3)%
Interest expense, net	4,828	4%	(729)	(1)%	5,557	NM
Interest income	160	—	600	—	(440)	(73)%
Foreign currency transaction gains (losses), net	259	—	(3,103)	(2)%	3,362	(108)%
Other income, net	3,745	3%	16	—	3,729	NM

Income before income tax	$40,811	32%	$29,455	21%	$11,356	39%

NM-Not Meaningful

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. In addition, in recent quarters, Nextel Argentina’s customer turnover rate has increased because of the adverse changes in the economic environment in Argentina. If the weaker economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average values of the Argentine peso for the six and three months ended June 30, 2009 depreciated relative to the U.S. dollar by 16% and 20% from the six and three months ended June 30, 2008. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2009 after translation into U.S. dollars reflect significantly lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $6.7 million, or 5%, decrease in service and other revenues from the three months ended June 30, 2008 to the same period in 2009 is primarily the result of a decline in average revenue per subscriber mainly due to the depreciation in the value of the Argentine peso relative to the U.S. dollar, partially offset by a 12% increase in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets.

The $6.1 million, or 26%, and $3.0 million, or 25%, decreases in digital handset and accessory revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to decreases in handset upgrades to existing subscribers, slight decreases in handset sales to new subscribers and the depreciation of the Argentine peso relative to the U.S. dollar.

2.	Cost of revenues

The $6.4 million, or 18%, and $3.0 million, or 16%, decreases in cost of digital handset and accessory sales from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to decreases in handset upgrades to existing subscribers, slight decreases in handset sales to new subscribers and the depreciation of the Argentine peso relative to the U.S. dollar.

3.	General and administrative expenses

The $3.5 million, or 16%, decrease in general and administrative expenses from the three months ended June 30, 2008 to the same periods in 2009 is primarily due to the $4.5 million, or 38%, decrease in general corporate costs primarily as a result of the city of Buenos Aires turnover tax refund agreement, partially offset by a $0.9 million, or 75%, increase in bad debt expense primarily due to an increase in customer turnover resulting from a decrease in customer collections.

4.	Interest expense, net

The $7.3 million and $5.6 million decreases in net interest expense from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to the refund of interest paid on turnover taxes by the city of Buenos Aires.

5.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $5.3 million for the six months ended June 30, 2009 are mostly due to the impact of the depreciation of the value of the Argentine peso against the U.S. dollar on the Nextel Argentina’s U.S. dollar-denominated net assets.

6.	Other income, net

Other income, net, of $3.7 million for the six and three months ended June 30, 2009 primarily represents a gain we recorded in connection with the turnover tax refund agreement with the city of Buenos Aires.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$118,340	90%	$105,639	92%	$12,701	12%
Digital handset and accessory revenues	13,072	10%	8,855	8%	4,217	48%

	131,412	100%	114,494	100%	16,918	15%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(42,351)	(32)%	(37,879)	(33)%	(4,472)	12%
Cost of digital handsets and accessories	(27,337)	(21)%	(20,616)	(18)%	(6,721)	33%

	(69,688)	(53)%	(58,495)	(51)%	(11,193)	19%
Selling and marketing expenses	(17,827)	(14)%	(13,829)	(12)%	(3,998)	29%
General and administrative expenses	(28,633)	(22)%	(19,540)	(17)%	(9,093)	47%

Segment earnings	15,264	12%	22,630	20%	(7,366)	(33)%
Depreciation and amortization	(14,853)	(11)%	(9,955)	(9)%	(4,898)	49%

Operating income	411	—	12,675	11%	(12,264)	(97)%
Interest expense, net	(287)	—	(36)	—	(251)	NM
Interest income	202	—	618	—	(416)	(67)%
Foreign currency transaction losses, net	(281)	—	(162)	—	(119)	73%
Other income, net	1	—	—	—	1	NM

Income before income tax	$46	—	$13,095	11%	$(13,049)	(100)%

Three Months Ended
Operating revenues
Service and other revenues	$59,408	90%	$53,943	92%	$5,465	10%
Digital handset and accessory revenues	6,479	10%	4,693	8%	1,786	38%

	65,887	100%	58,636	100%	7,251	12%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(21,251)	(32)%	(19,411)	(33)%	(1,840)	9%
Cost of digital handsets and accessories	(13,888)	(21)%	(10,842)	(19)%	(3,046)	28%

	(35,139)	(53)%	(30,253)	(52)%	(4,886)	16%
Selling and marketing expenses	(9,691)	(15)%	(7,561)	(13)%	(2,130)	28%
General and administrative expenses	(15,160)	(23)%	(10,253)	(17)%	(4,907)	48%

Segment earnings	5,897	9%	10,569	18%	(4,672)	(44)%
Depreciation and amortization	(7,581)	(12)%	(5,000)	(8)%	(2,581)	52%

Operating income	(1,684)	(3)%	5,569	10%	(7,253)	(130)%
Interest expense, net	(223)	—	(19)	—	(204)	NM
Interest income	162	—	327	—	(165)	(50)%
Foreign currency transaction (losses) gains, net	(172)	—	29	—	(201)	NM
Other income (expense), net	1	—	(1)	—	2	(200)%

(Loss) income before income tax	$(1,916)	(3)%	$5,905	10%	$(7,821)	(132)%

NM-Not Meaningful

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

The $12.7 million, or 12%, and $5.5 million, or 10%, increases in service and other revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to 35% and 33% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which have lower average monthly revenues per subscriber.

The $4.2 million, or 48%, and $1.8 million, or 38%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to increases in handset upgrades to existing subscribers, as well as increases in handset sales to new subscribers.

2.	Cost of revenues

The $4.5 million, or 12%, and $1.8 million, or 9%, increases in cost of service from the six and three months ended June 30, 2008 to the same periods in 2009 are largely the result of increases in service and repair costs related to more service and repair personnel, a change in the mix of handsets repaired toward higher cost handsets and increases in direct switch and transmitter and receiver site costs due to a 23% increase in the number of sites in service from June 30, 2008 to June 30, 2009. These increases were partially offset by decreases in interconnect costs due to lower rates charged for interconnect minutes of use.

The $6.7 million, or 33%, and $3.0 million, or 28%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to increases in handset upgrades for existing subscribers, as well as increases in handset sales to new customers.

3.	Selling and marketing expenses

The $4.0 million, or 29%, and $2.1 million, or 28%, increases in selling and marketing expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are largely the result of increases in direct commissions and payroll expenses principally due to increases in sales and marketing personnel and higher advertising costs.

4.	General and administrative expenses

The $9.1 million, or 47%, and $4.9 million, or 48%, increases in general and administrative expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to $4.4 million, or 133%, and $2.7 million, or 161%, increases in expenses resulting from costs related to our new technology initiative.

f.   Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$5,968	100%	$3,981	99%	$1,987	50%
Digital handset and accessory revenues	28	—	23	1	5	22%

	5,996	100%	4,004	100%	1,992	50%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(3,624)	(60)%	(2,859)	(71)%	(765)	27%
Cost of digital handsets and accessories	(1,658)	(28)%	(1,026)	(26)%	(632)	62%

	(5,282)	(88)%	(3,885)	(97)%	(1,397)	36%
Selling and marketing expenses	(7,898)	(132)%	(6,607)	(165)%	(1,291)	20%
General and administrative expenses	(89,754)	NM	(73,863)	NM	(15,891)	22%

Segment losses	(96,938)	NM	(80,351)	NM	(16,587)	21%
Management fee	15,900	265%	16,800	NM	(900)	(5)%
Depreciation and amortization	(6,759)	(113)%	(5,792)	(145)%	(967)	17%

Operating loss	(87,797)	NM	(69,343)	NM	(18,454)	27%
Interest expense, net	(49,101)	NM	(47,718)	NM	(1,383)	3%
Interest income	2,614	44%	13,120	NM	(10,506)	(80)%
Foreign currency transaction gains, net	2,116	35%	1,111	28%	1,005	90%
Other expense, net	(3,814)	(64)%	(3,508)	(88)%	(306)	9%

Loss before income tax	$(135,982)	NM	$(106,338)	NM	$(29,644)	28%

Three Months Ended
Operating revenues
Service and other revenues	$3,193	99%	$2,199	100%	$994	45%
Digital handset and accessory revenues	22	1%	9	—	13	144%

	3,215	100%	2,208	100%	1,007	46%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(2,015)	(63)%	(1,654)	(75)%	(361)	22%
Cost of digital handsets and accessories	(978)	(30)%	(570)	(26)%	(408)	72%

	(2,993)	(93)%	(2,224)	(101)%	(769)	35%
Selling and marketing expenses	(4,346)	(135)%	(3,711)	(168)%	(635)	17%
General and administrative expenses	(44,530)	NM	(37,993)	NM	(6,537)	17%

Segment losses	(48,654)	NM	(41,720)	NM	(6,934)	17%
Management fee	7,950	247%	8,402	NM	(452)	(5)%
Depreciation and amortization	(3,383)	(105)%	(3,184)	(144)%	(199)	6%

Operating loss	(44,087)	NM	(36,502)	NM	(7,585)	21%
Interest expense, net	(24,394)	NM	(23,798)	NM	(596)	3%
Interest income	612	19%	5,336	242%	(4,724)	(89)%
Foreign currency transaction gains, net	7,257	226%	858	39%	6,399	NM
Other expense, net	(3,555)	(110)%	(226)	(10)%	(3,329)	NM

Loss before income tax	$(64,167)	NM	$(54,332)	NM	$(9.835)	18%

NM-Not Meaningful

For the six and three months ended June 30, 2009 and 2008, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We are currently participating in the spectrum licensing process in Chile and submitted our proposals to acquire spectrum in July 2009. This process contemplates the award of spectrum licenses based on the attractiveness of participants’ network deployment proposals with key factors in that evaluation being the scope of the proposed coverage and speed of the deployment. Although this process does not require initial payments for the spectrum unless two proposals are deemed equivalent under the Chilean regulations, successful participants are required to meet the network build-out requirements as outlined in their proposals. If we are successful in the spectrum award process in Chile, our planned network expansion over the next several years will require additional investments in capital expenditures.

1.	General and administrative expenses

The $15.9 million, or 22%, and $6.5 million, or 17%, increases in general and administrative expenses from the six and three months ended June 30, 2008 to the same periods in 2009 are primarily due to increases in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology and other initiatives.

2.	Interest income

The $10.5 million, or 80%, and $4.7 million, or 89%, decreases in interest income from the six and three months ended June 30, 2008 to the same periods in 2009 are the result of lower average cash balances and a decrease in short-term investments.

3.	Foreign currency transaction gains, net

Foreign currency transaction gains for the six and three months ended June 30, 2009 are primarily due to the impact of the appreciation of the value of the Mexican peso during the 2009 periods relative to the U.S. dollar on the Mexican peso-denominated management fee due from Nextel Mexico.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash flows from our operations. As of June 30, 2009, we had working capital, which is defined as total current assets less total current liabilities, of $1,262.2 million, a $111.9 million decrease compared to working capital of $1,374.1 million as of December 31, 2008, due to a combination of our use of cash for capital expenditures and a reduction in the value of our cash held in local currencies as a result of the decline in the value of those currencies relative to the U.S. dollar. Our working capital includes $1,136.8 million in cash and cash equivalents as of June 30, 2009, of which about 13% was held in currencies other than U.S. dollars, primarily Mexican pesos, and $37.5 million of short-term investments. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in highly liquid overnight securities and certificates of deposit.

We recognized net income of $204.9 million for the six months ended June 30, 2009 compared to $255.6 million for the six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and our cash capital expenditures.

Because we report our results of operations in U.S. dollars, the declines in relative currency valuations that occurred during the six months ended June 30, 2009 compared to the valuations as of December 31, 2008 resulted in reductions in some of the reported values of our assets, including the values of cash and cash equivalents held in local currencies. The effect of exchange rate changes on consolidated cash and cash equivalents as of June 30, 2009 was a $25.7 million loss in the value of those assets. If the values of the currencies in the countries in which our operating companies conduct business relative to the U.S. dollar depreciate further, we would expect the reported value of these assets held in local currencies to decrease further.

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

Cash Flows

	Six Months Ended
	June 30,
	2009	2008	Change

Cash and cash equivalents, beginning of year	$1,243,251	$1,370,165	$(126,914)
Net cash provided by operating activities	281,116	322,046	(40,930)
Net cash used in investing activities	(339,971)	(347,930)	7,959
Net cash used in financing activities	(21,921)	(96,513)	74,592
Effect of exchange rate changes on cash and cash equivalents	(25,711)	32,012	(57,723)

Cash and cash equivalents, end of year	$1,136,764	$1,279,780	$(143,016)

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $281.1 million of cash during the six months ended June 30, 2009, a $40.9 million, or 13%, decrease from the same period in 2008. The decrease in cash generated from operating activities was primarily due to the effect of depreciating foreign currencies in the markets where we do business on the value of cash in U.S. dollars and increased cash used for working capital.

We used $340.0 million of cash in our investing activities during the first half of 2009, an $8.0 million decrease from the first half of 2008, primarily due to an $80.4 million decrease in cash capital expenditures and a $20.4 million increase in distributions we received in connection with our investment in an enhanced cash fund, partially offset by a $90.5 million increase in short-term investments purchased in Brazil. Cash capital expenditures decreased from $424.7 million in the first half of 2008 to $344.4 million in the first half of 2009. For the six months ended June 30, 2009, about 62% of our total capital expenditures were focused in Brazil in connection with the implementation of our expansion plans. In addition, during the second quarter of 2009, our total capital expenditures included $36.3 million related to investments in our new network in Peru.

We used $21.9 million of cash in our financing activities during the second quarter of 2009, primarily due to $24.0 million in repayments under Nextel Mexico’s syndicated loan facility, $18.0 million in repayments under short-term notes payable in Peru and $5.3 million in repayments under capital leases, license financing, tower financing and other transactions, partially offset by $25.3 million in short-term borrowings in Brazil. We used $96.5 million of cash in our financing activities during the second quarter of 2008, primarily due to $242.7 million in cash we used to purchase our common stock and $31.9 million in repayments under Nextel Mexico’s syndicated loan facility, partially offset by $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility, $28.6 million in proceeds we received from stock option exercise and $27.3 million in proceeds from our towers financing transactions in Mexico and Brazil.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investments, cash flows generated by our operating companies and external financing sources that may be available.

Our ability to generate net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the commissions we pay in connection with the acquisition of new customers and the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign currency exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our business;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of a next generation network in Peru;

•	the costs relating to any future spectrum purchases;

•	operating expenses and capital expenditures related to the deployment of next generation networks in our other markets if we are successful in acquiring spectrum;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $400.9 million for the six months ended June 30, 2009 and $436.2 million for the six months ended June 30, 2008. In each of these years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our networks in Mexico and Brazil. In addition, during the second quarter of 2009, our total capital expenditures included $36.3 million related to investments in our new network in Peru. We expect to continue to focus our capital spending in these markets, particularly in Brazil, as we significantly expand the geographic coverage of Nextel Brazil’s network, including expansion into the northeast region of the country, and as we expand that network’s capacity to support Nextel Brazil’s growth.

In addition, we have participated in and plan to participate in spectrum auctions and similar processes in our markets, including the pending spectrum licensing process in Chile and the auctions that are expected to be conducted in Brazil and Mexico. If we are successful in acquiring spectrum in those auctions, we plan to deploy next generation networks in those markets consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum in these auctions and deployment of new next generation networks would result in a significant increase in our capital expenditures in the applicable markets although the amount and timing of those additional capital expenditures is dependent on, among other things, the timing of the auctions and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing sources that are or may become available. Our capital spending is expected to be driven by several factors, including:

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

Our funding needs could, however, be significantly affected by our participation in auctions of spectrum rights and other spectrum licensing processes in our markets including our participation in the pending spectrum licensing process in Chile and our plans to participate in the auctions that are expected to be conducted in Brazil and Mexico and by our plans to deploy next generation networks in those markets if we are successful in acquiring those spectrum rights. These plans, which are consistent with our business strategy of providing differentiated services to our customers, would require us to raise significant additional funding. The amounts and timing of those additional funding requirements would be affected by, among other things:

•	the timing of the auctions and other spectrum licensing processes, whether we are successful in acquiring spectrum in those auctions or processes, and the amounts paid for the spectrum rights if we are successful;

•	the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of new networks; and

•	our assessment of market conditions and their impact on both the business opportunities supported by the new networks and the availability of funding to support their construction.

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

Effect of New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 in the first quarter of 2009 did not impact our condensed consolidated financial statements as the value of our derivative instruments is not material.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require quarterly disclosures of the fair value and carrying value of all financial instruments aggregated by major category and disclosures concerning the methods and assumptions used to estimate the instruments’ fair value. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 in the second quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes the accounting for and disclosure of events and transactions which occur after the balance sheet date but before financial statements are issued or available to be issued. This standard requires disclosure of the date through which such subsequent events have been evaluated. SFAS No. 165 became effective for interim or annual reporting periods ending after June 15, 2009. Our adoption of SFAS No. 165 during the second quarter of 2009 did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 changes the consolidation guidance under FASB Interpretation No. 46(R), or FIN 46, to require an ongoing qualitative assessment to determine the primary beneficiary of a variable interest entity, or VIE. SFAS No. 167 also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the adoption of this standard will have on our condensed consolidated financial statements.

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

We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2009, Nextel Mexico entered into a hedge agreement to manage foreign currency risk on certain forecasted transactions. The value of this instrument is not material.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of June 30, 2009, $1,897.0 million, or 80%, of our total consolidated debt was fixed rate debt, and the remaining $466.9 million, or 20%, of our total consolidated debt was variable rate debt. Nextel Mexico has entered into interest rate swap agreements to hedge its exposure to interest rate risk. The values of these instruments are not material.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2009 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations and our interest rate swap, as well as the notional amounts of our purchased call options and written put options, all of which have been determined at their fair values. In addition, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table below in the column labeled “thereafter.” However, in accordance with the terms of these notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2008 reflect changes in applicable market conditions during the second quarter of 2009. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						June 30, 2009		December 31, 2008
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$79,089	$1,192	$1,201,192	$1,191	$1,191	$350,019	$1,633,874	$1,339,454	$1,579,600	$1,066,131
Average Interest Rate	8.4%	7.3%	3.1%	7.3%	7.3%	2.8%	3.3%		3.2%
Fixed Rate (MP)	$20,098	$5,952	$7,010	$8,267	$9,761	$93,916	$145,004	$83,709	$158,104	$95,870
Average Interest Rate	12.4%	15.5%	15.5%	15.5%	15.5%	15.4%	15.1%		14.7%
Fixed Rate (BR)	$7,864	$25,714	$5,161	$6,219	$6,192	$66,977	$118,127	$63,177	$77,924	$38,414
Average Interest Rate	16.3%	14.6%	20.8%	21.4%	24.4%	23.9%	21.1%		23.2%
Variable Rate (US$)	$81,039	$237,639	$81,039	$44,610	$8,182	$4,091	$456,600	$436,853	$456,600	$408,776
Average Interest Rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%		2.9%
Variable Rate (MP)	$10,288	$—	$—	$—	$—	$—	$10,288	$9,795	$20,066	$19,372
Average Interest Rate	7.0%	—	—	—	—	—	7.0%		9.0%
Interest Rate Swaps:
Variable to Fixed	$6,651	$156,600	$—	$—	$—	$—	$163,251	$689	$13,301	$(124)
Average Pay Rate	10.8%	1.4%	—	—	—	—	1.8%		10.8%
Average Receive Rate	7.0%	0.8%	—	—	—	—	1.1%		9.0%
Foreign Currency Exchange Options:
Notional Amount	$166,000	$—	$—	$—	$—	$—	$166,000	$1,130	$—	$—
Average Strike Price	$0.07 – 0.08	—	—	—	—	—	$0.07 – 0.08		—

Item 4.	Controls and Procedures.

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

As of June 30, 2009, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

(a) Our Annual Meeting of Stockholders was held on Tuesday, May 12, 2009.

(c) The common stockholders voted for the election of three directors to serve for terms of three years each, expiring on the date of the annual meeting in 2012 or until their successors are elected. The results of the voting in these elections are set forth below:

		Votes	Broker
Nominee	Votes For	Withheld	Non Votes

George A. Cope	96,161,706	55,633,251	N/A
Raymond P. Dolan	149,681,220	2,113,737	N/A
Carolyn Katz	141,939,768	9,855,189	N/A

In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009. The results of the voting are set forth below:

		Votes	Votes	Broker
Nominee	Votes For	Against	Withheld	Non Votes

Ratification of Independent Registered Public Accounting Firm	150,815,379	905,359	74,219	N/A

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	Employment Agreement of Steven M. Shindler dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to N11 Holdings’ Form 8-K, filed on June 9, 2009).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ CATHERINE E. NEEL
Catherine E. Neel
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: August 5, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Employment Agreement of Steven M. Shindler dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on June 9, 2009).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.