Form 10-Q
period 2009-09-30
NII HOLDINGS INC
filed 2009-11-04
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 2, 2009

Common Stock, $0.001 par value per share	166,213,810

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets — As of September 30, 2009 and December 31, 2008	2
	Condensed Consolidated Statements of Operations and Comprehensive Income — For the Nine and Three Months Ended September 30, 2009 and 2008	3
	Condensed Consolidated Statement of Changes in Stockholders’ Equity — For the Nine Months Ended September 30, 2009	4
	Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55
Part II. Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 6.	Exhibits	56
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	September 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,001,244	$1,243,251
Short-term investments	36,423	82,002
Accounts receivable, less allowance for doubtful accounts of $37,776 and $27,875	591,094	454,769
Handset and accessory inventory	199,106	139,285
Deferred income taxes, net	124,846	135,265
Prepaid expenses and other	174,512	130,705

Total current assets	3,127,225	2,185,277
Property, plant and equipment, net	2,413,721	1,892,113
Intangible assets, net	321,738	317,878
Deferred income taxes, net	507,098	429,365
Other assets	367,445	265,440

Total assets	$6,737,227	$5,090,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,298	$136,442
Accrued expenses and other	525,069	446,270
Deferred revenues	129,116	116,267
Accrued interest	27,256	13,166
Current portion of long-term debt	577,655	99,054

Total current liabilities	1,402,394	811,199
Long-term debt	2,465,313	2,034,086
Deferred revenues	27,186	29,616
Deferred credits	106,781	144,397
Other long-term liabilities	167,750	158,652

Total liabilities	4,169,424	3,177,950

Commitments and contingencies (Note 6)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2009 and 2008, no shares issued or outstanding — 2009 and 2008	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2009 and 2008, 166,166 shares issued and outstanding — 2009, 165,782 shares issued and outstanding — 2008	166	166
Paid-in capital	1,210,524	1,158,925
Retained earnings	1,615,317	1,293,407
Accumulated other comprehensive loss	(258,204)	(540,375)

Total stockholders’ equity	2,567,803	1,912,123

Total liabilities and stockholders’ equity	$6,737,227	$5,090,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues
Service and other revenues	$2,980,833	$3,106,881	$1,078,386	$1,116,101
Digital handset and accessory revenues	181,804	173,015	64,072	66,624

	3,162,637	3,279,896	1,142,458	1,182,725

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	861,990	848,557	316,836	305,565
Cost of digital handsets and accessories	472,666	455,876	161,679	162,478
Selling, general and administrative	1,015,935	1,054,013	363,904	384,056
Depreciation	289,034	285,944	106,112	102,882
Amortization	21,357	25,434	7,630	8,907

	2,660,982	2,669,824	956,161	963,888

Operating income	501,655	610,072	186,297	218,837

Other income (expense)
Interest expense, net	(145,260)	(155,978)	(58,551)	(53,219)
Interest income	19,748	53,324	3,326	16,796
Foreign currency transaction gains (losses), net	101,332	(16,128)	45,094	(56,434)
Other income (expense), net	4,258	(12,786)	(1,310)	(7,611)

	(19,922)	(131,568)	(11,441)	(100,468)

Income before income tax provision	481,733	478,504	174,856	118,369
Income tax provision	(159,823)	(138,464)	(57,874)	(33,939)

Net income	$321,910	$340,040	$116,982	$84,430

Net income, per common share, basic	$1.94	$2.03	$0.70	$0.51

Net income, per common share, diluted	$1.91	$1.99	$0.69	$0.50

Weighted average number of common shares outstanding, basic	165,948	167,312	166,080	165,696

Weighted average number of common shares outstanding, diluted	173,295	176,054	174,195	174,415

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$281,252	$(88,362)	$79,559	$(290,928)
Reclassification for gains on derivatives included in other income (expense), net	1,408	171	343	25
Unrealized (losses) gains on derivatives, net	(489)	313	(1,184)	15

Other comprehensive income (loss), net of taxes	282,171	(87,878)	78,718	(290,888)
Net income	321,910	340,040	116,982	84,430

Total comprehensive income (loss)	$604,081	$252,162	$195,700	$(206,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, January 1, 2009	165,782	$166	$1,158,925	$1,293,407	$(540,375)	$1,912,123
Net income	—	—	—	321,910	—	321,910
Other comprehensive income, net of taxes	—	—	—	—	282,171	282,171
Exercise of stock options	384	—	2,922	—	—	2,922
Tax deficiency on current period exercise of stock options	—	—	(2,880)	—	—	(2,880)
Share-based payment expense for equity-based awards	—	—	51,557	—	—	51,557

Balance, September 30, 2009	166,166	$166	$1,210,524	$1,615,317	$(258,204)	$2,567,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)
Unaudited

	2009	2008

Cash flows from operating activities:
Net income	$321,910	$340,040
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	5,903	5,991
Depreciation and amortization	310,391	311,378
Provision for losses on accounts receivable	68,016	60,728
Foreign currency transaction (gains) losses, net	(101,332)	16,128
Deferred income tax benefit	(4,044)	(53,925)
Share-based payment expense	51,678	53,288
Amortization of discount on convertible notes	36,843	34,219
Excess tax benefit from share-based payment	—	(6,707)
(Gain) loss on short-term investments	(421)	4,368
Accretion of asset retirement obligations	6,534	5,754
Contingency reversals, net of charges	(8,278)	—
Other, net	(5,834)	2,112
Change in assets and liabilities:
Accounts receivable, gross	(153,726)	(170,131)
Handset and accessory inventory	(52,447)	(57,136)
Prepaid expenses and other	(15,190)	(15,313)
Other long-term assets	(2,045)	(51,865)
Accounts payable, accrued expenses and other	90,084	107,526
Current deferred revenue	3,452	25,234
Deferred revenue and other long-term liabilities	(5,437)	14,454

Net cash provided by operating activities	546,057	626,143

Cash flows from investing activities:
Capital expenditures	(500,941)	(657,795)
Payments for purchases of licenses and other	(13,579)	(7,983)
Proceeds from sales of short-term investments	696,543	607,950
Purchase of short-term investments	(625,814)	(455,486)
Transfers to restricted cash	(52,955)	(2,826)
Other	(924)	1,930

Net cash used in investing activities	(497,670)	(514,210)

Cash flows from financing activities:
Proceeds from issuance of senior notes	762,522	—
Payments to purchase common stock	—	(242,665)
Borrowings under credit paper	41,362	—
Borrowings under syndicated loan facilities	—	125,000
Repayments under syndicated loan facilities	(44,307)	(31,922)
Payments of short-term notes payable	(18,000)	—
Proceeds from stock option exercises	2,922	33,764
Excess tax benefit from share-based payment	—	6,707
Proceeds from tower financing transactions	—	27,271
Proceeds from mobile switching office financing	7,102	—
Payments of debt financing costs	(790)	—
Repayments under import financing	(5,535)	—
Repayments under capital leases, license financing, tower financing and other transactions	(6,846)	(7,971)

Net cash provided by (used in) financing activities	738,430	(89,816)

Effect of exchange rate changes on cash and cash equivalents	(28,824)	1,232

Net increase in cash and cash equivalents	757,993	23,349
Cash and cash equivalents, beginning of period	1,243,251	1,370,165

Cash and cash equivalents, end of period	$2,001,244	$1,393,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.	Basis of Presentation

General.  Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have evaluated all subsequent events through November 4, 2009, which is the date our condensed consolidated financial statements were issued.

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our current report on Form 8-K dated August 5, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Cumulative foreign currency translation adjustment	$(257,764)	$(539,016)
Unrealized losses on derivatives and available-for-sale securities	(440)	(1,359)

	$(258,204)	$(540,375)

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$500,941	$657,795
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	58,804	(15,802)

	$559,745	$641,993

Interest costs
Interest expense, net	$145,260	$155,978
Interest capitalized	8,970	7,969

	$154,230	$163,947

Cash paid for interest, net of amounts capitalized	$73,044	$83,649

Cash paid for income taxes	$159,323	$184,274

For the nine months ended September 30, 2009, we had $71.3 million in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil, the financing of a mobile switching office in Peru and co-location capital lease obligations on our communication towers. For the nine months ended

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008, we had $4.5 million in non-cash financing related to co-location capital lease obligations on our communication towers.

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

As presented for the nine and three months ended September 30, 2009 and 2008, our calculation of diluted net income per share includes shares of common stock issuable upon the potential exercise of stock options under our stock-based employee compensation plans, shares of restricted common stock and shares of common stock issuable upon the potential conversion of our 2.75% convertible notes. We did not include the shares of common stock issuable upon the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the nine and three months ended September 30, 2009, we did not include 10.9 million antidilutive stock options, and for the nine and three months ended September 30, 2008, we did not include 9.2 million antidilutive stock options. Finally, we did not include an immaterial amount of antidilutive restricted stock in our calculation of diluted net income per common share for those periods.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the nine and three months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$321,910	165,948	$1.94	$340,040	167,312	$2.03

Effect of dilutive securities:
Stock options	—	116		—	1,482
Restricted stock	—	242		—	270
Convertible notes, net of capitalized interest and taxes	9,758	6,989		9,513	6,990

Diluted net income per share:
Net income	$331,668	173,295	$1.91	$349,553	176,054	$1.99

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$116,982	166,080	$0.70	$84,430	165,696	$0.51

Effect of dilutive securities:
Stock options	—	793		—	1,412
Restricted stock	—	333		—	318
Convertible notes, net of capitalized interest and taxes	3,164	6,989		3,174	6,989

Diluted net income per share:
Net income	$120,146	174,195	$0.69	$87,604	174,415	$0.50

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and factors. During the nine months ended September 30, 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. We did not purchase any shares of our common stock under this program during 2009. We treated purchases under this program as effective retirements of the purchased shares and therefore reduced our reported shares issued and outstanding by the number of shares purchased. In addition, we recorded the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Adoption of Authoritative Guidance for Convertible Debt Instruments.  On January 1, 2009, we adopted the Financial Accounting Standards Board’s, or FASB’s, newly issued authoritative guidance for convertible debt instruments, which requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (i.e. the embedded conversion option) of those debt instruments and recognize the accretion of the resulting discount on the debt as interest expense. This guidance is required to be applied retrospectively to convertible debt instruments within its scope that were outstanding during any period presented in financial statements issued after its adoption. The adoption of this guidance affected the accounting for:

•	our 2.875% convertible notes issued in 2004 and due 2034, of which 99.99% were converted into shares of our common stock in June 2007;

•	our 2.75% convertible notes issued in 2005 and due 2025; and

•	our 3.125% convertible notes issued in 2007 and due 2012.

The retroactive application of this guidance resulted primarily in the recognition of additional non-cash interest expense in the affected prior periods. For the nine and three months ended September 30, 2008, we recognized additional non-cash interest expense, net of incremental capitalized interest, of $31.9 million and $10.8 million, respectively. See Note 5 for further information.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the effect of the retrospective application of this guidance on certain previously reported line items (in thousands, except per share data):

	Nine Months Ended September 30, 2008			Three Months Ended September 30, 2008
		As Previously	Effect of		As Previously	Effect of
Condensed Consolidated Statement of Operations:	As Adjusted	Reported	Change	As Adjusted	Reported	Change

Operating income	$610,072	$610,526	$(454)	$218,837	$219,007	$(170)
Net income	340,040	360,629	(20,589)	84,430	91,786	(7,356)
Net income, per common share, basic	$2.03	$2.16	$(0.13)	$0.51	$0.55	$(0.04)

Net income, per common share, diluted	$1.99	$2.06	$(0.07)	$0.50	$0.54	$(0.04)

New Accounting Pronouncements.  In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied on a prospective basis for fiscal years beginning after June 15, 2010. Early adoption is permitted but must be applied on a retroactive basis. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In September 2009, the FASB issued new authoritative guidance on estimating the fair value of certain investments that calculate a net asset value per share or its equivalent. Under certain circumstances, an entity may measure the fair value of certain investments based on the calculated net asset value. This guidance will be effective for reporting periods ending after December 15, 2009. We do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance on the measurement and disclosure of the fair value of liabilities, and clarifies the valuation methodologies that may be used when a quoted market price in an active market for an identical liability is not available. This guidance will be effective in the first reporting period beginning after August 26, 2009. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB updated its authoritative guidance on the consolidation of variable interest entities, or VIEs, to require an ongoing qualitative assessment to determine the primary beneficiary of the variable interest arrangement. This guidance also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. The updated authoritative guidance will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

Note 2.	Fair Value Measurements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring the fair value of assets and liabilities when other accounting pronouncements require or permit fair value measurements and expands related disclosure requirements. We adopted this guidance on January 1, 2008 for financial assets and financial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In February 2008, the FASB issued further authoritative guidance for the fair value measurement of non-financial assets and non-financial liabilities

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which we adopted on January 1, 2009. As of September 30, 2009, the adoption of this guidance with respect to our nonfinancial assets and nonfinancial liabilities has not had a material impact on our condensed consolidated financial statements.

The FASB’s guidance on fair value measurements clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, the guidance utilizes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. The three levels in the fair value hierarchy used are summarized as follows:

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

Available-for-Sale Securities.

Available-for-sale securities include short-term investments made by Nextel Brazil and current and long term classifications of our enhanced cash fund which is invested primarily in asset-backed securities. The short-term investments by Nextel Brazil are classified as Level 1 within the fair value hierarchy as these short-term investments trade regularly in observable markets. The enhanced cash fund is classified as Level 3 within the fair value hierarchy as of September 30, 2009 since certain significant inputs for the fair value measurement remain unobservable.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2009 (in thousands):

	Fair Value Measurements as of
	September 30, 2009			Fair Value as of
	Using the Fair Value Hierarchy			September 30,	December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009	2008

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$26,951	$—	$—	$26,951	$48,858
Available-for-sale securities — Enhanced cash fund	—	—	9,472	9,472	33,144

	26,951	—	9,472	36,423	82,002
Long-term investment:
Available-for-sale securities — Enhanced cash fund	—	—	2,376	2,376	20,016

	$26,951	$—	$11,848	$38,799	$102,018

The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2009	2009

Beginning balance	$53,160	$34,815
Principal distributions	(43,727)	(23,355)
Unrealized gain, included in other comprehensive income	1,994	150
Realized gain on distributions, included in net income	421	238

Ending balance	$11,848	$11,848

During the nine months ended September 30, 2008, we had no activity with respect to assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings contained in the condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are immaterial.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of our long-term debt instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Senior notes	$780,817	$808,040	$—	$—
Convertible notes	1,427,478	1,402,894	1,390,847	1,036,526
Syndicated loan facilities	461,034	448,432	505,863	456,848
Tower financing obligations	171,210	60,888	157,262	58,027
Brazil spectrum license financing	7,185	4,926	6,660	4,649
Brazil credit paper	44,992	46,684	—	—

	$2,892,716	$2,771,864	$2,060,632	$1,556,050

We estimated the fair values of our senior notes and our convertible notes using quoted market prices in a broker dealer market, which may be adjusted for certain factors such as historical trading levels and market data for our senior notes and our convertible notes, credit default spreads, stock volatility assumptions with respect to our convertible notes and other corroborating market or internally generated data. Because our fair value measurements include assumptions based on market data, corroborating market data and some broker internally generated information, we consider these estimates Level 2 in the fair value hierarchy.

We estimated the fair values of our syndicated loan facilities, towers financing obligations and Brazil spectrum license financing using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds.

The Brazil credit paper represents working capital loans from a Brazilian bank. We borrowed $25.6 million in May 2009, and we subsequently borrowed an additional $16.9 million in July 2009 under these agreements. We estimated the fair value of the loans by discounting the expected cash flows utilizing primarily Level 3 inputs such as a forward zero-coupon curve of the U.S. Treasury bonds and an appropriate credit spread based on comparable publicly traded bonds.

Note 3.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Land	$7,133	$6,600
Leasehold improvements	97,383	84,663
Digital mobile network equipment and network software	2,937,751	2,216,212
Office equipment, furniture and fixtures and other	434,642	329,352
Corporate aircraft capital lease	31,450	31,450
Less: Accumulated depreciation and amortization	(1,314,596)	(928,368)

	2,193,763	1,739,909
Construction in progress	219,958	152,204

	$2,413,721	$1,892,113

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Intangible Assets

Our intangible assets consist of our licenses and trade name, all of which have finite useful lives, as follows:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$401,099	$(79,361)	$321,738	$373,315	$(55,437)	$317,878
Trade name and other	1,596	(1,596)	—	1,412	(1,412)	—

Total intangible assets	$402,695	$(80,957)	$321,738	$374,727	$(56,849)	$317,878

Based solely on the carrying amount of amortizable intangible assets existing as of September 30, 2009 and current foreign currency exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2009	$28,609
2010	29,007
2011	29,007
2012	29,007
2013	28,962

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors. During the three months ended September 30, 2009 and 2008, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 5.	Debt

The components are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

10.0% senior notes due 2016, net	$780,777	$—
3.125% convertible notes due 2012, net	1,088,002	1,059,997
2.75% convertible notes due 2025, net	339,453	330,850
Brazil syndicated loan facility	279,740	300,000
Mexico syndicated loan facility	181,294	205,863
Tower financing obligations	171,210	157,262
Capital lease obligations	74,871	68,167
Brazil import financing	62,325	—
Brazil credit paper	44,992	—
Peru mobile switching office financing	13,060	4,282
Brazil spectrum license financing	7,185	6,660
Other	59	59

Total debt	3,042,968	2,133,140
Less: current portion	(577,655)	(99,054)

	$2,465,313	$2,034,086

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.0% Senior Notes due 2016.  In August 2009, we issued senior notes with $800.0 million aggregate principal amount due at maturity for total cash proceeds of about $762.5 million, after deducting original issue discount and commissions. We also incurred $0.8 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Holdings’ 3.125% convertible notes and NII Holdings’ 2.75% convertible notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on February 15, 2010. The notes will mature on August 15, 2016 when the entire principal amount of $800.0 million will be due.

The notes are not entitled to any mandatory redemption or sinking fund. Prior to August 15, 2013, the notes may be redeemed in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. At any time on or after August 15, 2013 and prior to maturity, the notes will be redeemable, in whole or in part, at the redemption prices presented below (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on August 15 of the applicable year:

Redemption
Year	Price

2013	105.00%
2014	102.50%
2015 and thereafter	100.00%

Prior to August 15, 2012, up to 35% of the aggregate principal amount of the notes may be redeemed with the net cash proceeds from specified equity offerings at a redemption price of 110% of their principal amount, plus accrued and unpaid interest. Such a redemption may only be made if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Upon the occurrence of specified events involving a change of control, holders of the notes may require us to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.

The indenture governing the notes, among other things, limits our ability and the ability of some of our subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	create liens or other encumbrances;

•	place limitations on distributions from some of our subsidiaries;

•	pay dividends, acquire shares of our capital stock or make investments;

•	prepay subordinated indebtedness or make other restricted payments;

•	issue or sell capital stock of some of our subsidiaries;

•	issue guarantees;

•	sell or exchange assets;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	enter into transactions with affiliates; and

•	merge or consolidate with another entity.

These covenants are subject to a number of qualifications and exceptions.

Convertible Notes.

3.125% Convertible Notes.  The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 10,142,040 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended September 30, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2009. As a result, the conversion contingency was not met as of September 30, 2009.

2.75% Convertible Notes.  In accordance with the terms of our 2.75% convertible notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. Based on current market conditions, as well as the effective conversion price and trading prices of our 2.75% convertible notes, we believe that the noteholders will require us to repurchase our 2.75% convertible notes. As a result, we classified the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 as current portion of long-term debt in our condensed consolidated balance sheet.

The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,370 aggregate common shares, representing a conversion price of about $50.08 per share. For the fiscal quarter ended September 30, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2009. As a result, the conversion contingency was not met as of September 30, 2009.

As a result of adopting the FASB’s authoritative guidance on convertible debt instruments on January 1, 2009, we were required to separately account for the debt and equity components of our 3.125% convertible notes and our 2.75% convertible notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components recognized for our 3.125% convertible notes and our 2.75% convertible notes were as follows (in thousands):

	September 30, 2009		December 31, 2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,200,000	$349,996	$1,200,000	$349,996
Unamortized discount on convertible notes	111,998	10,543	140,003	19,146
Net carrying amount of convertible notes	1,088,002	339,453	1,059,997	330,850
Carrying amount of equity component	194,557	53,253	194,557	53,253

As of September 30, 2009, the unamortized discount on our 3.125% convertible notes and our 2.75% convertible notes had remaining recognition periods of about 32 months and 11 months, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the nine and three months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$28,125	$7,218	$28,125	$7,218
Amortization of discount on convertible notes	28,005	8,604	26,136	8,082

Interest expense, net	$56,130	$15,822	$54,261	$15,300

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

	Three Months Ended September 30,
	2009		2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$9,375	$2,406	$9,375	$2,406
Amortization of discount on convertible notes	9,514	2,913	8,880	2,736

Interest expense, net	$18,889	$5,319	$18,255	$5,142

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

Syndicated Loan Facilities.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 2.29% and 3.43% as of September 30, 2009 and December 31, 2008, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.04% and 3.18% as of September 30, 2009 and December 31, 2008, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012.

In addition, a portion of Nextel Mexico’s syndicated loan facility bears a floating interest rate based on LIBOR plus a specified margin. The interest rate on the portions of both the Brazil and Mexico syndicated loan facilities that have interest rates based on LIBOR are reset each quarter.

Brazil Import Financing.  In March 2009, Nextel Brazil began financing certain handset equipment purchased mainly from Motorola and Research in Motion, or RIM, that is imported into Brazil through agreements with several Brazilian banks. Each tranche of these financings matures within a six to twelve-month period.

Brazil Credit Paper.  In May 2009, Nextel Brazil entered into a $25.6 million working capital loan with a Brazilian bank. Interest is payable quarterly for the first twelve months beginning in August 2009 and monthly for the remaining six months, and the principal matures beginning in June 2010 through November 2010 with the principal amount payable in six equal consecutive monthly payments. In July 2009, Nextel Brazil entered into a second $16.9 million working capital loan with the same Brazilian bank. Interest on the second loan is payable quarterly for the first six months beginning in October 2009 and monthly for the remaining nine months, and the principal matures beginning in February 2010 through October 2010 with the principal amount payable in nine equal consecutive monthly payments.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of a favorable ruling by the state tax authority in Brazil, during the second quarter of 2009, Nextel Brazil reversed $10.5 million in accrued liabilities, of which we recorded $5.8 million as other income. Nextel Brazil did not reverse any accrued liabilities related to contingencies during the first quarter or third quarter of 2009.

As of September 30, 2009 and December 31, 2008, Nextel Brazil had accrued liabilities of $13.3 million and $18.3 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of September 30, 2009 and December 31, 2008, Nextel Brazil had $0.3 million and $9.2 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $113.9 million and $117.9 million as of September 30, 2009. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies.

As of September 30, 2009 and December 31, 2008, Nextel Argentina had accrued liabilities of $26.0 million and $35.0 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

In June 2009, one of Argentina’s provincial governments finalized an examination that supported Nextel Argentina’s position that its turnover tax obligations should be taxed at the 3.5% general turnover tax rate. Nextel Argentina previously accrued a liability for the difference between the higher rate and the general turnover tax rate. As a result of this indirect confirmation, Nextel Argentina reversed $9.2 million in accrued liabilities related to this contingency during the second quarter of 2009. Also, during the nine months ended September 30, 2009, Nextel Argentina reversed an additional $2.3 million in accrued liabilities related to the successful negotiation of various local government claims.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the nine months ended September 30, 2009 (in thousands):

Unrecognized tax benefits — December 31, 2008	$85,886
Additions for current year tax positions	2,431
Additions for prior year tax positions	—
Lapse of statute of limitations	(564)
Settlements with taxing authorities	—
Foreign currency translation adjustment	156

Unrecognized tax benefits — September 30, 2009	$87,909

The unrecognized tax benefits as of December 31, 2008 and September 30, 2009 include $63.2 million and $62.9 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the third quarter of 2009, consistent with the methodology we employed for 2008, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of the retrospective adoption of the FASB’s authoritative guidance related to the accounting for convertible debt instruments, effective on January 1, 2009, we recorded additional U.S. deferred tax liabilities, allowing us to record a smaller valuation allowance against our U.S. deferred tax assets and increase the amount of recognized U.S. deferred tax benefit. We believe it is reasonably possible that, within the next year, we will release some portion of the U.S. valuation allowance. The character of the valuation allowance that would likely be released would result in a reduction to the income tax expense.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. We believe it is probable that we will recover this amount. Our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 include $12.9 million and $12.8 million, respectively in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Nine Months Ended September 30, 2009
Service and other revenues	$1,328,714	$1,103,382	$361,540	$178,287	$9,712	$(802)	$2,980,833
Digital handset and accessory revenues	58,110	76,382	27,300	19,948	64	—	181,804

Operating revenues	$1,386,824	$1,179,764	$388,840	$198,235	$9,776	$(802)	$3,162,637

Segment earnings (losses)	$498,349	$321,359	$118,006	$19,615	$(145,283)	$—	$812,046
Management fee	(23,850)	—	—	—	23,850	—	—
Depreciation and amortization	(123,855)	(124,319)	(28,936)	(23,132)	(10,149)	—	(310,391)

Operating income (loss)	350,644	197,040	89,070	(3,517)	(131,582)	—	501,655
Interest expense, net	(33,514)	(35,856)	5,349	(1,413)	(83,780)	3,954	(145,260)
Interest income	14,880	3,523	475	223	4,601	(3,954)	19,748
Foreign currency transaction (losses) gains, net	(15,031)	108,797	5,599	(382)	2,349	—	101,332
Other (expense) income, net	(516)	6,826	3,749	—	(5,801)	—	4,258

Income (loss) before income tax	$316,463	$280,330	$104,242	$(5,089)	$(214,213)	$—	$481,733

Capital expenditures	$77,431	$329,874	$23,967	$110,217	$18,256	$—	$559,745

Nine Months Ended September 30, 2008
Service and other revenues	$1,583,235	$976,665	$378,379	$163,170	$6,387	$(955)	$3,106,881
Digital handset and accessory revenues	67,622	54,936	36,443	13,986	28	—	173,015

Operating revenues	$1,650,857	$1,031,601	$414,822	$177,156	$6,415	$(955)	$3,279,896

Segment earnings (losses)	$602,513	$282,728	$127,995	$33,371	$(125,157)	$—	$921,450
Management fee	(25,169)	—	—	—	25,200	(31)	—
Depreciation and amortization	(148,692)	(109,570)	(28,895)	(15,219)	(8,882)	(120)	(311,378)

Operating income (loss)	428,652	173,158	99,100	18,152	(108,839)	(151)	610,072
Interest expense, net	(47,343)	(40,609)	(2,111)	(104)	(71,643)	5,832	(155,978)
Interest income	34,710	4,297	2,246	772	17,131	(5,832)	53,324
Foreign currency transaction gains (losses), net	9,696	(26,280)	86	(314)	653	31	(16,128)
Other (expense) income, net	(239)	(7,319)	45	—	(5,273)	—	(12,786)

Income (loss) before income tax	$425,476	$103,247	$99,366	$18,506	$(167,971)	$(120)	$478,504

Capital expenditures	$172,465	$325,142	$63,957	$41,461	$38,968	$—	$641,993

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended September 30, 2009
Service and other revenues	$451,066	$445,884	$117,958	$59,947	$3,744	$(213)	$1,078,386
Digital handset and accessory revenues	19,775	27,386	9,999	6,876	36	—	64,072

Operating revenues	$470,841	$473,270	$127,957	$66,823	$3,780	$(213)	$1,142,458

Segment earnings (losses)	$171,432	$137,916	$34,685	$4,351	$(48,345)	$—	$300,039
Management fee	(7,950)	—	—	—	7,950	—	—
Depreciation and amortization	(42,953)	(49,664)	(9,456)	(8,279)	(3,390)	—	(113,742)

Operating income (loss)	120,529	88,252	25,229	(3,928)	(43,785)	—	186,297
Interest expense, net	(10,647)	(13,374)	(541)	(1,126)	(34,679)	1,816	(58,551)
Interest income	1,836	1,191	107	21	1,987	(1,816)	3,326
Foreign currency transaction gains (losses), net	5,622	39,081	259	(101)	233	—	45,094
Other (expense) income, net	(248)	924	2	(1)	(1,987)	—	(1,310)

Income (loss) before income tax	$117,092	$116,074	$25,056	$(5,135)	$(78,231)	$—	$174,856

Capital expenditures	$20,031	$83,186	$3,837	$45,245	$6,525	$—	$158,824

Three Months Ended September 30, 2008
Service and other revenues	$559,134	$360,081	$137,258	$57,531	$2,406	$(309)	$1,116,101
Digital handset and accessory revenues	28,391	20,049	13,048	5,131	5	—	66,624

Operating revenues	$587,525	$380,130	$150,306	$62,662	$2,411	$(309)	$1,182,725

Segment earnings (losses)	$211,033	$107,480	$46,178	$10,741	$(44,806)	$—	$330,626
Management fee	(8,417)	—	—	—	8,400	17	—
Depreciation and amortization	(52,524)	(40,523)	(10,388)	(5,264)	(3,090)	—	(111,789)

Operating income (loss)	150,092	66,957	35,790	5,477	(39,496)	17	218,837
Interest expense, net	(15,611)	(14,534)	(724)	(68)	(23,925)	1,643	(53,219)
Interest income	12,858	1,037	379	154	4,011	(1,643)	16,796
Foreign currency transaction (losses) gains, net	(6,819)	(51,747)	2,759	(152)	(458)	(17)	(56,434)
Other (expense) income, net	(80)	(5,767)	1	—	(1,765)	—	(7,611)

Income (loss) before income tax	$140,440	$(4,054)	$38,205	$5,411	$(61,633)	$—	$118,369

Capital expenditures	$45,756	$105,832	$23,169	$18,470	$12,522	$—	$205,749

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

September 30, 2009
Property, plant and equipment, net	$660,490	$1,201,441	$186,308	$238,836	$126,933	$(287)	$2,413,721

Identifiable assets	$2,116,839	$2,355,027	$374,782	$386,791	$1,504,075	$(287)	$6,737,227

December 31, 2008
Property, plant and equipment, net	$687,839	$725,892	$212,908	$151,034	$114,727	$(287)	$1,892,113

Identifiable assets	$2,122,133	$1,492,260	$450,781	$291,397	$733,789	$(287)	$5,090,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2009 and 2008; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our current report on Form 8-K dated August 5, 2009, our quarterly report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and the discussion regarding our critical accounting judgments included below and in our current report on Form 8-K dated August 5, 2009. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

We use a wireless transmission technology called integrated digital enhanced network, or iDEN, developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices. The services we offer include:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including Blackberrytm services, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of finding the optimal balance of growth and profitability regardless of the competitive landscape. See “Forward Looking Statements” and “Item 1A. — Risk

Factors” in our current report on Form 8-K dated August 5, 2009 for information on risks and uncertainties that could affect our ability to reach these goals and the other objectives described below.

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

Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel Corporation has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them. In light of the reduction in Sprint Nextel Corporation’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

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

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks, including evaluating the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services makes it important that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. In some cases, we will consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights. We have successfully participated in auctions of spectrum that support new technologies and services in Peru and Chile and are in the process of deploying a network that utilizes new technologies in Peru. We also currently plan to participate in auctions and other transactions of this nature, particularly in Brazil and Mexico, to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy.

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

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We are deploying a third generation network in Peru that utilizes WCDMA technology and will operate on this spectrum. Similarly, in September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. We believe that the deployment of these next generation networks will enable us to offer new and differentiated services to a larger base of potential customers.

During 2008 and continuing through the first nine months of 2009, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. Although economic conditions in some of our markets stabilized to some extent during the third quarter of 2009, some of these conditions are expected to continue at least for the remainder of 2009. We have also seen continued high inflation rates in Argentina. While we believe that we will be able to continue to expand our business in this environment, these economic trends could affect our business in a number of ways by:

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

Historically, the value of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile. Recent weakness in the worldwide economy and in the economies of some of those countries has led to increased volatility in these currencies. Because a significant portion of our outstanding debt is denominated in U.S. dollars and we report our results in U.S. dollars, significant fluctuations in foreign currency exchange rates can affect our reported results. These changes, as well as changes in the foreign currency exchange rates of the Brazilian real and the Mexican peso, resulted in foreign currency transaction losses of $104.4 million during the fourth quarter of 2008. While the average values of the Brazilian real and the Mexican peso appreciated relative to the U.S. dollar during the second and third quarters of 2009 compared to the first quarter of 2009, which contributed to consolidated foreign currency transaction gains of $101.3 million for the nine months ended September 30, 2009, those values remained at levels substantially below those that prevailed during 2008. Depreciation in the values of the local currencies in the markets where we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations have resulted in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies during the fourth quarter of 2008 and the first three quarters of 2009 compared to the relevant prior year periods. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate relative to the U.S. dollar in future periods, we would expect our operating results and the value of our assets held in local currencies to continue to be adversely affected.

Deteriorating conditions in the global economy and the capital markets have also resulted in significant increases in the cost of capital and have made it more difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. While a number of governments have taken actions in an effort to address liquidity issues in the financial markets and have undertaken various other initiatives designed to help relieve the credit crisis, the overall effects of these and other efforts on the financial markets are uncertain, and they may not have the intended effects. While we believe that our current cash balances, including the net proceeds from the senior note offering we completed during the third quarter of 2009, and the funds we expect to generate in our business are sufficient to support our existing iDEN business and our current business plans, we have in the past and likely will in the future depend upon access to the credit and capital markets to help fund the growth of our business for the acquisition of additional spectrum and for capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. If the present economic and financial market conditions continue, our borrowing costs could increase to the extent that we incur new debt at comparatively higher interest rates and as a result of increases in the interest rates on our variable rate debt obligations, and it may be difficult for us to obtain funding on terms that are acceptable. These market conditions may limit our access to funding that may be needed to pursue our expansion plans and to acquire rights to use spectrum and deploy networks that use new technologies in our markets.

We have taken a number of actions to address the potential impact of these changes in the economic environment and capital markets, including:

•	implementing strategies designed to conserve our liquidity by increasing the cash generated by our operations;

•	developing and implementing further strategies to target, capture and retain profitable customers;

•	managing our subscriber and revenue growth consistent with our long term strategy of expanding our business while improving our profitability and cash flow generation;

•	improving our efficiency by managing our growth in headcount and other expenses at levels consistent with our expectations regarding subscriber and revenue growth; and

•	developing and implementing network expansion plans that target our capital expenditures in areas with greater growth opportunities consistent with our long term strategy of meeting our customers’ demand for innovative high quality services while remaining consistent with our goal of preserving liquidity in light of the uncertain conditions in the capital markets.

We expect to continue to pursue these and other strategies as necessary to adapt our business plans in order to meet our long term business goals in a manner that takes into account the uncertainty of the current economic environment.

See “Forward Looking Statements” for information on risks and uncertainties that could affect the above objectives.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of September 30, 2009 and December 31, 2008. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2008	2,726	1,812	967	669	26	6,200
Net subscriber additions	183	479	37	127	12	838

Handsets in commercial service — September 30, 2009	2,909	2,291	1,004	796	38	7,038

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon presently available information. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

As described in more detail in our current report on Form 8-K dated August 5, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies;

•	stock-based compensation; and

•	income taxes.

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2009 compared to those discussed in our current report on Form 8-K dated August 5, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
September 30,
2009	2008

3.25x	2.66x

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

As further discussed in the notes to our condensed consolidated financial statements, we adjusted our condensed consolidated financial statements for the nine and three months ended September 30, 2008 for the retrospective application of the Financial Accounting Standards Board’s, or FASB’s, newly issued authoritative guidance for convertible debt instruments.

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the nine and three months ended September 30, 2009 and 2008. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Nine Months Ended September 30,
	2009	2008	Percent Change

Mexican peso	13.67	10.52	(29.9)%
Brazilian real	2.08	1.69	(23.1)%
Argentine peso	3.70	3.11	(19.0)%

	Three Months Ended September 30,
	2009	2008	Percent Change

Mexican peso	13.27	10.31	(28.7)%
Brazilian real	1.87	1.67	(12.0)%
Argentine peso	3.83	3.04	(26.0)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$2,980,833	94%	$3,106,881	95%	$(126,048)	(4)%
Digital handset and accessory revenues	181,804	6%	173,015	5%	8,789	5%

	3,162,637	100%	3,279,896	100%	(117,259)	(4)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(861,990)	(27)%	(848,557)	(26)%	(13,433)	2%
Cost of digital handsets and accessories	(472,666)	(15)%	(455,876)	(14)%	(16,790)	4%

	(1,334,656)	(42)%	(1,304,433)	(40)%	(30,223)	2%
Selling and marketing expenses	(370,598)	(12)%	(435,077)	(13)%	64,479	(15)%
General and administrative expenses	(645,337)	(20)%	(618,936)	(19)%	(26,401)	4%
Depreciation and amortization	(310,391)	(10)%	(311,378)	(9)%	987	—

Operating income	501,655	16%	610,072	19%	(108,417)	(18)%
Interest expense, net	(145,260)	(5)%	(155,978)	(5)%	10,718	(7)%
Interest income	19,748	1%	53,324	2%	(33,576)	(63)%
Foreign currency transaction gains (losses), net	101,332	3%	(16,128)	(1)%	117,460	NM
Other income (expense), net	4,258	—	(12,786)	—	17,044	(133)%

Income before income tax provision	481,733	15%	478,504	15%	3,229	1%
Income tax provision	(159,823)	(5)%	(138,464)	(5)%	(21,359)	15%

Net income	$321,910	10%	$340,040	10%	$(18,130)	(5)%

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$1,078,386	94%	$1,116,101	94%	$(37,715)	(3)%
Digital handset and accessory revenues	64,072	6%	66,624	6%	(2,552)	(4)%

	1,142,458	100%	1,182,725	100%	(40,267)	(3)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(316,836)	(28)%	(305,565)	(26)%	(11,271)	4%
Cost of digital handsets and accessories	(161,679)	(14)%	(162,478)	(14)%	799	—

	(478,515)	(42)%	(468,043)	(40)%	(10,472)	2%
Selling and marketing expenses	(136,216)	(12)%	(158,103)	(13)%	21,887	(14)%
General and administrative expenses	(227,688)	(20)%	(225,953)	(19)%	(1,735)	1%
Depreciation and amortization	(113,742)	(10)%	(111,789)	(9)%	(1,953)	2%

Operating income	186,297	16%	218,837	19%	(32,540)	(15)%
Interest expense, net	(58,551)	(5)%	(53,219)	(4)%	(5,332)	10%
Interest income	3,326	—	16,796	1%	(13,470)	(80)%
Foreign currency transaction gains (losses), net	45,094	4%	(56,434)	(5)%	101,528	(180)%
Other expense, net	(1,310)	—	(7,611)	(1)%	6,301	(83)%

Income before income tax provision	174,856	15%	118,369	10%	56,487	48%
Income tax provision	(57,874)	(5)%	(33,939)	(3)%	(23,935)	71%

Net income	$116,982	10%	$84,430	7%	$32,552	39%

NM-Not Meaningful

During the first nine months of 2009, we continued to expand our subscriber base across all of our markets with much of this growth concentrated in Brazil. We also experienced a higher consolidated customer turnover rate compared to the first nine months of 2008, which resulted primarily from the combined impact of weaker economic conditions in Mexico and Argentina during the first nine months of 2009 and the more competitive sales environment in Mexico that arose during 2008. While we have implemented initiatives designed to stabilize customer turnover rates in our markets, which resulted in improved customer turnover rates during the third quarter of 2009 compared to the customer turnover levels experienced in the first two quarters of the year, the economic environment and competitive conditions we face in our markets have adversely affected, and may continue to adversely affect, our ability to retain customers, particularly in Mexico.

We continued to invest in coverage expansion and network improvements during the first nine months of 2009, resulting in consolidated capital expenditures of $559.7 million, which represented an $82.2 million decrease from the first nine months of 2008. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. We expect that the amounts invested in Brazil to expand our network coverage and improve network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments for the remainder of 2009 as we focus more resources on expansion in that market. In addition, our deployment of a next generation network in Peru has required and will continue to require significant additional capital expenditures as will our planned deployment of a next generation network in Chile. We will also incur significant additional capital expenditures if we pursue our plans to acquire spectrum and deploy next generation networks in any of our other markets. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

The average values of the local currencies in each of our markets depreciated relative to the U.S. dollar during the nine and three months ended September 30, 2009 compared to the same periods in 2008. Our operating results for the remainder of 2009 will be adversely affected in comparison to prior periods if the values of the local currencies relative to the U.S. dollar remain at the average levels that prevailed during the nine and three months ended September 30, 2009 or if those values depreciate further.

1.	Operating revenues

The $126.0 million, or 4%, and $37.7 million, or 3%, decreases in consolidated service and other revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to declines in average consolidated revenues per subscriber resulting from the depreciation in the average values of the local currencies in each of our markets relative to the U.S. dollar, continued competitive pressures in Mexico and an increase in the percentage of subscribers purchasing prepaid rate plans in Peru. These decreases were partially offset by 25% and 22% increases in the average number of total handsets in service from the nine and three months ended September 30, 2008 to the same periods in 2009, which resulted from both the continued strong demand for our services and our balanced growth and expansion strategy, primarily in Brazil.

The $8.8 million, or 5%, increase in consolidated digital handset and accessory revenues from the nine months ended September 30, 2008 to the same period in 2009 is largely the result of an increase in handset upgrades to existing subscribers, as well as a slight increase in handset sales to new subscribers.

2.	Cost of revenues

The $13.4 million, or 2%, and $11.3 million, or 4%, increases in consolidated cost of service from the nine and three months ended September 30, 2008 to the same periods in 2009 are principally due to increases in consolidated service and repair costs, primarily in Brazil, due to an increase in the cost of repair per subscriber related to a change in the mix of handsets in Brazil toward more mid and high tier handsets, as well as an increase in the number of our customers participating in our handset maintenance programs.

The $16.8 million, or 4%, increase in digital handset and accessory sales from the nine months ended September 30, 2008 to the same period in 2009 is principally due to an increase in consolidated handset upgrades for existing subscribers, and, to a lesser extent, an increase in sales of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

The $64.5 million, or 15%, and $21.9 million, or 14%, decreases in consolidated selling and marketing expenses from the nine and three months ended September 30, 2008 to the same periods in 2009 are mostly the result of $50.0 million, or 28%, and $14.3 million, or 23%, decreases in consolidated indirect commissions caused by lower gross subscriber additions and lower indirect commission per gross subscriber addition, primarily in Mexico, as well as decreases in consolidated advertising expenses, payroll expenses and direct commissions, primarily in Mexico.

4.	General and administrative expenses

The $26.4 million, or 4%, increase in consolidated general and administrative expenses from the nine months ended September 30, 2008 to the same period in 2009 is primarily due to the following:

•	a $10.8 million, or 19%, increase in consolidated information technology expenses resulting from an increase in information technology personnel and higher systems maintenance costs, both of which are related to the deployment of new billing systems in some of our markets and the development and deployment of a next generation network in Peru;

•	a $9.3 million, or 56%, increase in consolidated engineering management expenses related to some of our new technology and other initiatives; and

•	a $7.3 million, or 12%, increase in consolidated bad debt expense, primarily related to the growth of our subscriber base in Brazil.

5.	Interest expense, net

The $10.7 million, or 7%, decrease in consolidated interest expense from the nine months ended September 30, 2008 to the same period in 2009 is primarily related to a refund of interest paid on turnover taxes in Argentina, as well as a decrease in interest incurred under Nextel Mexico’s syndicated loan facility as a result of the repayment of a portion of the loans under that facility in 2008 and 2009, partially offset by interest expense incurred in connection with the issuance of our 10.0% senior notes in August 2009.

See Note 5 to our condensed consolidated financial statements for further information on the impact of the adoption of the FASB’s authoritative guidance on convertible debt instruments on our net interest expense.

6.	Interest income

The $33.6 million, or 63%, and $13.5 million, or 80%, decreases in consolidated interest income from the nine and three months ended September 30, 2008 to the same periods in 2009 are principally due to decreases in short-term investments, as well as lower average interest rates over the same periods.

7.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $101.3 million and $45.1 million for the nine and three months ended September 30, 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during the second and third quarters of 2009 on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

Consolidated foreign currency transaction losses of $16.1 million and $56.4 million for the nine and three months ended September 30, 2008 are primarily the result of the depreciation in the value of the Brazilian real relative to the U.S. dollar during the third quarter of 2008 on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its syndicated loan facility.

8.	Other income (expense), net

Consolidated other expense of $12.8 million and $7.6 million for the nine and three months ended September 30, 2008 primarily represents withholding tax expense on Nextel Brazil’s intercompany loan.

9.	Income tax provision

The $21.4 million, or 15%, increase in the consolidated income tax provision from the nine months ended September 30, 2008 to the same period in 2009 is principally due to a decrease in the tax benefits recognized for income tax credits and inflationary adjustments.

The $23.9 million, or 71%, increase in the consolidated income tax provision from the three months ended September 30, 2008 to the same period in 2009 is primarily due to an increase in income before taxes in one of our jurisdictions with a high statutory tax rate.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2009 and 2008. The results of Nextel Chile are included in “Corporate and other.” Both Nextel Mexico and Nextel Brazil’s results of operations were significantly affected by the decline in the average values of the Mexican peso and the Brazilian real during the nine and three months ended September 30, 2009 compared to the average values of those currencies during the same periods in 2008.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2009	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,386,824	44%	$(529,444)	40%	$(359,031)	35%	$498,349
Nextel Brazil	1,179,764	37%	(513,803)	38%	(344,602)	34%	321,359
Nextel Argentina	388,840	12%	(177,207)	13%	(93,627)	9%	118,006
Nextel Peru	198,235	6%	(106,420)	8%	(72,200)	7%	19,615
Corporate and other	9,776	1%	(8,584)	1%	(146,475)	15%	(145,283)
Intercompany eliminations	(802)	—	802	—	—	—	—

Total consolidated	$3,162,637	100%	$(1,334,656)	100%	$(1,015,935)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2009	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
				(dollars in thousands)

Nextel Mexico	$470,841	41%	$(178,083)	37%	$(121,326)	33%	$171,432
Nextel Brazil	473,270	42%	(200,220)	42%	(135,134)	37%	137,916
Nextel Argentina	127,957	11%	(60,391)	12%	(32,881)	9%	34,685
Nextel Peru	66,823	6%	(36,732)	8%	(25,740)	7%	4,351
Corporate and other	3,780	—	(3,302)	1%	(48,823)	14%	(48,345)
Intercompany eliminations	(213)	—	213	—	—	—	—

Total consolidated	$1,142,458	100%	$(478,515)	100%	$(363,904)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
			(dollars in thousands)

Nextel Mexico	$1,650,857	50%	$(588,468)	45%	$(459,876)	44%	$602,513
Nextel Brazil	1,031,601	31%	(431,342)	33%	(317,531)	30%	282,728
Nextel Argentina	414,822	13%	(188,239)	14%	(98,588)	9%	127,995
Nextel Peru	177,156	6%	(91,099)	7%	(52,686)	5%	33,371
Corporate and other	6,415	—	(6,240)	1%	(125,332)	12%	(125,157)
Intercompany eliminations	(955)	—	955	—	—	—	—

Total consolidated	$3,279,896	100%	$(1,304,433)	100%	$(1,054,013)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
			(dollars in thousands)

Nextel Mexico	$587,525	50%	$(211,838)	45%	$(164,654)	43%	$211,033
Nextel Brazil	380,130	32%	(154,032)	33%	(118,618)	31%	107,480
Nextel Argentina	150,306	13%	(67,523)	14%	(36,605)	9%	46,178
Nextel Peru	62,662	5%	(32,604)	7%	(19,317)	5%	10,741
Corporate and other	2,411	—	(2,355)	1%	(44,862)	12%	(44,806)
Intercompany eliminations	(309)	—	309	—	—	—	—

Total consolidated	$1,182,725	100%	$(468,043)	100%	$(384,056)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,328,714	96%	$1,583,235	96%	$(254,521)	(16)%
Digital handset and accessory revenues	58,110	4%	67,622	4%	(9,512)	(14)%

	1,386,824	100%	1,650,857	100%	(264,033)	(16)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(262,300)	(19)%	(308,858)	(19)%	46,558	(15)%
Cost of digital handsets and accessories	(267,144)	(19)%	(279,610)	(17)%	12,466	(4)%

	(529,444)	(38)%	(588,468)	(36)%	59,024	(10)%
Selling and marketing expenses	(165,895)	(12)%	(243,927)	(15)%	78,032	(32)%
General and administrative expenses	(193,136)	(14)%	(215,949)	(13)%	22,813	(11)%

Segment earnings	498,349	36%	602,513	36%	(104,164)	(17)%
Management fee	(23,850)	(2)%	(25,169)	(1)%	1,319	(5)%
Depreciation and amortization	(123,855)	(9)%	(148,692)	(9)%	24,837	(17)%

Operating income	350,644	25%	428,652	26%	(78,008)	(18)%
Interest expense, net	(33,514)	(2)%	(47,343)	(3)%	13,829	(29)%
Interest income	14,880	1%	34,710	2%	(19,830)	(57)%
Foreign currency transaction (losses) gains, net	(15,031)	(1)%	9,696	1%	(24,727)	(255)%
Other expense, net	(516)	—	(239)	—	(277)	116%

Income before income tax	$316,463	23%	$425,476	26%	$(109,013)	(26)%

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$451,066	96%	$559,134	95%	$(108,068)	(19)%
Digital handset and accessory revenues	19,775	4%	28,391	5%	(8,616)	(30)%

	470,841	100%	587,525	100%	(116,684)	(20)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(90,170)	(19)%	(109,826)	(19)%	19,656	(18)%
Cost of digital handsets and accessories	(87,913)	(19)%	(102,012)	(17)%	14,099	(14)%

	(178,083)	(38)%	(211,838)	(36)%	33,755	(16)%
Selling and marketing expenses	(59,775)	(13)%	(87,471)	(15)%	27,696	(32)%
General and administrative expenses	(61,551)	(13)%	(77,183)	(13)%	15,632	(20)%

Segment earnings	171,432	36%	211,033	36%	(39,601)	(19)%
Management fee	(7,950)	(1)%	(8,417)	(1)%	467	(6)%
Depreciation and amortization	(42,953)	(9)%	(52,524)	(9)%	9,571	(18)%

Operating income	120,529	26%	150,092	26%	(29,563)	(20)%
Interest expense, net	(10,647)	(2)%	(15,611)	(3)%	4,964	(32)%
Interest income	1,836	—	12,858	2%	(11,022)	(86)%
Foreign currency transaction gains (losses), net	5,622	1%	(6,819)	(1)%	12,441	(182)%
Other expense, net	(248)	—	(80)	—	(168)	210%

Income before income tax	$117,092	25%	$140,440	24%	$(23,348)	(17)%

Nextel Mexico continues to be our largest and most profitable market segment, comprising 44% of our consolidated operating revenues and generating a 36% segment earnings margin for the nine months ended September 30, 2009, consistent with the margin reported for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, Nextel Mexico’s results of operations reflected lower average revenues per subscriber due to the implementation of lower cost rate plans in response to the competitive environment in Mexico, as well as increased costs on a local currency basis.

The average value of the Mexican peso for the nine and three months ended September 30, 2009 depreciated relative to the U.S. dollar by 30% and 29%, respectively, compared to the average rates that prevailed during the nine and three months ended September 30, 2008. While the average exchange rate of the Mexican peso continued to decline subsequent to December 31, 2008, the majority of this depreciation occurred during the fourth quarter of 2008. As a result, the components of Nextel Mexico’s results of operations for the nine months ended September 30, 2009 after translation into U.S. dollars reflect substantially lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average value of the peso relative to the U.S. dollar.

During 2008, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during the first nine months of 2009. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive rate plans to new and existing customers.

These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in lower average revenues per subscriber. In addition, during the second and third quarters of 2009, Nextel Mexico experienced lower gross subscriber additions and increased deactivations as a result of the downturn in economic conditions in Mexico, which was compounded by the closing of businesses and cancellation of other activities in response to the outbreak of the H1N1 influenza virus during the second quarter of 2009. In order to continue to expand and improve its customer base, Nextel Mexico has implemented more stringent credit requirements for new customers and has recently entered into negotiations to realign the commission structure for its indirect dealers so that the commissions earned by those dealers are more closely linked to the quantity and quality of the incoming customers. If these efforts prove unsuccessful, gross subscriber additions in Mexico could be adversely affected in future periods. The weaker economic conditions and more competitive environment in Mexico also resulted in a higher customer turnover rate during 2009 compared to 2008. As Nextel Mexico continues to expand its customer base and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline in future periods on a local currency basis. In addition, in response to the recent economic and competitive conditions, we have implemented initiatives designed to stabilize or improve the customer turnover rate in Mexico. While these initiatives resulted in some improvement in Nextel Mexico’s customer turnover rate during the third quarter of 2009, the pressures of the weaker economic environment combined with the competitive conditions we face there may continue to adversely affect our ability to retain or attract customers.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $77.4 million for the nine months ended September 30, 2009, which represents 14% of our consolidated capital expenditures for the first nine months of 2009 and which is a decrease from 27% of consolidated capital expenditures during the first nine months of 2008.

1.	Operating revenues

The $254.5 million, or 16%, and $108.1 million, or 19%, decreases in service and other revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to decreases in average service revenue per subscriber resulting from our reduction in plan rates in response to competitive offerings, the migration of a portion of Nextel Mexico’s subscriber base to lower cost rate plans and the depreciation of the Mexican peso. These decreases were partially offset by 20% and 14% increases in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets and the expansion of service coverage into new markets.

The $9.5 million, or 14%, and $8.6 million, or 30%, decreases in digital handset and accessory revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to decreases in handset sales to new subscribers over both periods, decreases in the sale price of handset upgrades and the depreciation of the Mexican peso, partially offset by increases in the number of units upgraded for those periods.

2.	Cost of revenues

The $46.6 million, or 15%, and $19.7 million, or 18%, decreases in cost of service from the nine and three months ended September 30, 2008 to the same periods in 2009 are principally a result of the following:

•	$25.6 million, or 17%, and $11.4 million, or 22%, decreases in interconnect costs, largely as a result of the depreciation of the Mexican peso, partially offset by increases in the proportion of mobile-to-mobile minutes of use, which generally have higher costs per minute; and

•	$15.8 million, or 15%, and $7.0 million, or 19%, decreases in direct switch and transmitter and receiver site costs resulting from the depreciation of the Mexican peso, partially offset by increases in maintenance costs and an increase in the number of sites in service from September 30, 2008 to September 30, 2009.

The $12.5 million, or 4%, and $14.1 million, or 14%, decreases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to decreases in handset sales and the depreciation of the Mexican peso, partially offset by increases in handset upgrade costs.

3.	Selling and marketing expenses

The $78.0 million, or 32%, and $27.7 million, or 32%, decreases in selling and marketing expenses from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily a result of the following:

•	$48.0 million, or 39%, and $14.4 million, or 35%, decreases in indirect commissions, primarily due to 17% and 22% decreases in gross subscriber additions generated by Nextel Mexico’s external sales channels and the depreciation of the Mexican peso;

•	$19.1 million, or 27%, and $7.0 million, or 27%, decreases in direct commissions and payroll expenses, principally due to 9% decreases in gross subscriber additions generated by Nextel Mexico’s internal sales personnel over both periods and the depreciation of the Mexican peso; and

•	$9.3 million, or 22%, and $6.1 million, or 32%, decreases in advertising costs are primarily due to the depreciation of the Mexican peso.

4.	General and administrative expenses

The $22.8 million, or 11%, and $15.6 million, or 20%, decreases in general and administrative expenses from the nine and three months ended September 30, 2008 to the same periods in 2009 are largely a result of the following:

•	$13.3 million, or 16%, and $6.9 million, or 23%, decreases in customer care expenses, primarily due to the depreciation of the Mexican peso, partially offset by increases in customer care personnel and facilities expenses necessary to support a growing customer base;

•	$9.2 million, or 13%, and $2.9 million, or 11%, decreases in other general and administrative costs resulting from the depreciation of the Mexican peso, partially offset by an increase in general and administrative personnel; and

•	a $5.6 million, or 39%, decrease in bad debt expense from the third quarter of 2008 to the third quarter of 2009, which decreased as a percentage of revenue from 2.4% for the three months ended September 30, 2008 to 1.9% for the three months ended September 30, 2009, primarily due to the implementation of more stringent customer credit requirements and improved collections.

5.	Depreciation and amortization

The $24.8 million, or 17%, and $9.6 million, or 18%, decreases in depreciation and amortization from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to the depreciation of the Mexican peso.

6.	Interest expense, net

The $13.8 million, or 29%, and $5.0 million, or 32%, decreases in interest expense from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily a result of the repayment of a portion of the loans under Nextel Mexico’s syndicated loan facility in 2008 and 2009 and the depreciation of the Mexican peso.

7.	Interest income

The $19.8 million, or 57%, and $11.0 million, or 86%, decreases in interest income from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily the result of lower average cash balances and reduced interest rates, as well as the depreciation of the Mexican peso.

8.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $15.0 million for the nine months ended September 30, 2009 are largely the result of the impact of the depreciation in the value of the Mexican peso relative to the U.S. dollar during 2009 compared to the levels during 2008 on Nextel Mexico’s U.S. dollar-denominated net assets.

Foreign currency transaction gains of $9.7 million for the nine months ended September 30, 2008 are primarily the result of the appreciation in the value of the Mexican peso relative to the U.S. dollar during 2008 compared to the levels during 2007 on Nextel Mexico’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,103,382	94%	$976,665	95%	$126,717	13%
Digital handset and accessory revenues	76,382	6%	54,936	5%	21,446	39%

	1,179,764	100%	1,031,601	100%	148,163	14%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(400,247)	(34)%	(344,258)	(33)%	(55,989)	16%
Cost of digital handsets and accessories	(113,556)	(10)%	(87,084)	(9)%	(26,472)	30%

	(513,803)	(44)%	(431,342)	(42)%	(82,461)	19%
Selling and marketing expenses	(132,855)	(11)%	(125,633)	(12)%	(7,222)	6%
General and administrative expenses	(211,747)	(18)%	(191,898)	(19)%	(19,849)	10%

Segment earnings	321,359	27%	282,728	27%	38,631	14%
Depreciation and amortization	(124,319)	(10)%	(109,570)	(10)%	(14,749)	13%

Operating income	197,040	17	173,158	17%	23,882	14%
Interest expense, net	(35,856)	(3)%	(40,609)	(4)%	4,753	(12)%
Interest income	3,523	—	4,297	1%	(774)	(18)%
Foreign currency transaction gains (losses), net	108,797	9%	(26,280)	(3)%	135,077	NM
Other income (expense), net	6,826	1%	(7,319)	(1)%	14,145	(193)%

Income before income tax	$280,330	24%	$103,247	10%	$177,083	172%

Three Months Ended
Operating revenues
Service and other revenues	$445,884	94%	$360,081	95%	$85,803	24%
Digital handset and accessory revenues	27,386	6%	20,049	5%	7,337	37%

	473,270	100%	380,130	100%	93,140	25%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(160,404)	(34)%	(125,677)	(33)%	(34,727)	28%
Cost of digital handsets and accessories	(39,816)	(8)%	(28,355)	(8)%	(11,461)	40%

	(200,220)	(42)%	(154,032)	(41)%	(46,188)	30%
Selling and marketing expenses	(50,499)	(11)%	(46,703)	(12)%	(3,796)	8%
General and administrative expenses	(84,635)	(18)%	(71,915)	(19)%	(12,720)	18%

Segment earnings	137,916	29%	107,480	28%	30,436	28%
Depreciation and amortization	(49,664)	(10)%	(40,523)	(10)%	(9,141)	23%

Operating income	88,252	19%	66,957	18%	21,295	32%
Interest expense, net	(13,374)	(3)%	(14,534)	(4)%	1,160	(8)%
Interest income	1,191	—	1,037	—	154	15%
Foreign currency transaction gains (losses), net	39,081	9%	(51,747)	(14)%	90,828	(176)%
Other income (expense), net	924	—	(5,767)	(1)%	6,691	(116)%

Income (loss) before income tax	$116,074	25%	$(4,054)	(1)%	$120,128	NM

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 37% of consolidated revenues in the first nine months of 2009 compared to 31% for the same period in 2008. Nextel Brazil has continued to experience growth in its existing markets and has made significant investments in new markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we have recently made significant investments in Brazil in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. Specifically, Nextel Brazil launched several large markets in its northeast region during the first nine months of 2009. Coverage expansion and network improvements in Brazil resulted in capital expenditures of $329.9 million for the first nine months of 2009, which represented 59% of our consolidated capital expenditure investments during that period, compared to 51% for the same period in 2008. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average exchange rates of the Brazilian real for the nine and three months ended September 30, 2009 depreciated relative to the U.S. dollar by 23% and 12% compared to the average rates that prevailed during the nine and three months ended September 30, 2008. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2009, after translation into U.S. dollars, reflect significantly lower U.S. dollar-denominated revenues and expenses with respect to revenues that are earned and expenses that are paid in Brazilian reais than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. The majority of this currency depreciation occurred during the fourth quarter of 2008. The average exchange rate of the Brazilian real during the third quarter of 2009 appreciated compared to the average exchange rates that prevailed during the fourth quarter of 2008 and the first two quarters of 2009.

1.	Operating revenues

The $126.7 million, or 13%, and $85.8 million, or 24%, increases in service and other revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily a result of the following:

•	38% and 37% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives; partially offset by

•	a decline in average revenue per subscriber primarily due to the depreciation in the Brazilian real.

The $21.4 million, or 39%, and $7.3 million, or 37%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to increases in handset upgrades for existing subscribers, as well as increases in handset sales to new subscribers.

2.	Cost of revenues

The $56.0 million, or 16%, and $34.7 million, or 28%, increases in cost of service from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to the following:

•	$32.3 million, or 17%, and $21.4 million, or 30%, increases in interconnect costs resulting from 50% and 51% increases in interconnect minutes of use;

•	$12.5 million, or 32%, and $6.0 million, or 40%, increases in service and repair costs largely due to increases in the cost of repair per subscriber related to a change in the mix of handsets toward more mid and high tier handsets, as well as an increase in the number of customers participating in Nextel Brazil’s handset maintenance program; and

•	$11.2 million, or 12%, and $7.9 million, or 23%, increases in direct switch and transmitter and receiver site costs resulting from a 30% increase in the number of cell sites in service from September 30, 2008 to September 30, 2009.

The $26.5 million, or 30%, and $11.5 million, or 40%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to Nextel Brazil’s launch of the Blackberry in March 2009, increases in handset upgrades, the average cost of handset upgrades for existing customers and increases in handset sales to new subscribers, partially offset by decreases in the average cost of handsets sold to new subscribers as a larger proportion of these sales were sales of SIM cards.

3.	Selling and marketing expenses

The $7.2 million, or 6%, increase in selling and marketing expenses from the nine months ended September 30, 2008 to the same period in 2009 is primarily the result of an increase in selling and marketing personnel necessary to support Nextel Brazil’s growing subscriber base, as well as an increase in advertising costs.

4.	General and administrative expenses

The $19.8 million, or 10%, and $12.7 million, or 18%, increases in general and administrative expenses from the nine and three months ended September 30, 2008 to the same periods in 2009 are due to increases in customer care personnel necessary to support a larger customer base, increases in the number of retail stores, increases in bad debt expense related to Nextel Brazil’s subscriber growth and increases in information technology expenses related to higher consulting costs.

5.	Depreciation and amortization

The $14.7 million, or 13%, and $9.1 million, or 23%, increases in depreciation and amortization from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to an increase in Nextel Brazil’s property, plant and equipment in service for both periods resulting from the continued build-out of Nextel Brazil’s network, partially offset by the depreciation of the Brazilian real against the U.S. dollar.

6.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $108.8 million and $39.1 million for the nine and three months ended September 30, 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during 2009 compared to the levels during 2008 on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

Foreign currency transaction losses of $26.3 million and $51.7 million for the nine and three months ended September 30, 2008 are primarily the result of the depreciation in the value of the Brazilian real relative to the U.S. dollar during 2008 compared to the levels during 2007 on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

7.	Other income (expense), net

Other income, net, of $6.8 million for the nine months ended September 30, 2009 primarily represents a contingency reversal in the second quarter of 2009.

Other expense, net of $7.3 million, and $5.8 million for the nine and three months ended September 30, 2008 primarily represents monetary corrections and withholding taxes.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
			(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$361,540	93%	$378,379	91%	$(16,839)	(4)%
Digital handset and accessory revenues	27,300	7%	36,443	9%	(9,143)	(25)%

	388,840	100%	414,822	100%	(25,982)	(6)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(129,776)	(34)%	(132,825)	(32)%	3,049	(2)%
Cost of digital handsets and accessories	(47,431)	(12)%	(55,414)	(13)%	7,983	(14)%

	(177,207)	(46)%	(188,239)	(45)%	11,032	(6)%
Selling and marketing expenses	(31,744)	(8)%	(34,072)	(8)%	2,328	(7)%
General and administrative expenses	(61,883)	(16)%	(64,516)	(16)%	2,633	(4)%

Segment earnings	118,006	30%	127,995	31%	(9,989)	(8)%
Depreciation and amortization	(28,936)	(7)%	(28,895)	(7)%	(41)	—

Operating income	89,070	23%	99,100	24%	(10,030)	(10)%
Interest expense, net	5,349	1%	(2,111)	(1)%	7,460	NM
Interest income	475	—	2,246	1%	(1,771)	(79)%
Foreign currency transaction gains, net	5,599	2%	86	—	5,513	NM
Other income, net	3,749	1%	45	—	3,704	NM

Income before income tax	$104,242	27%	$99,366	24%	$4,876	5%

Three Months Ended
Operating revenues
Service and other revenues	$117,958	92%	$137,258	91%	$(19,300)	(14)%
Digital handset and accessory revenues	9,999	8%	13,048	9%	(3,049)	(23)%

	127,957	100%	150,306	100%	(22,349)	(15)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(41,981)	(33)%	(47,538)	(32)%	5,557	(12)%
Cost of digital handsets and accessories	(18,410)	(14)%	(19,985)	(13)%	1,575	(8)%

	(60,391)	(47)%	(67,523)	(45)%	7,132	(11)%
Selling and marketing expenses	(11,563)	(9)%	(12,920)	(8)%	1,357	(11)%
General and administrative expenses	(21,318)	(17)%	(23,685)	(16)%	2,367	(10)%

Segment earnings	34,685	27%	46,178	31%	(11,493)	(25)%
Depreciation and amortization	(9,456)	(7)%	(10,388)	(7)%	932	(9)%

Operating income	25,229	20%	35,790	24%	(10,561)	(30)%
Interest expense, net	(541)	—	(724)	(1)%	183	(25)%
Interest income	107	—	379	—	(272)	(72)%
Foreign currency transaction gains, net	259	—	2,759	2%	(2,500)	(91)%
Other income, net	2	—	1	—	1	100%

Income before income tax	$25,056	20%	$38,205	25%	$(13,149)	(34)%

NM-Not Meaningful

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. In addition, Nextel Argentina’s customer turnover rate increased in 2009 compared to the customer turnover levels Nextel Argentina experienced in 2008 because of the adverse changes in the economic environment in Argentina. If the weaker economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average values of the Argentine peso for the nine and three months ended September 30, 2009 depreciated relative to the U.S. dollar by 19% and 26% from the nine and three months ended September 30, 2008. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2009 after translation into U.S. dollars reflect significantly lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $16.8 million, or 4%, and $19.3 million, or 14%, decreases in service and other revenues from the nine and the three months ended September 30, 2008 to the same period in 2009 is primarily a result of the following:

•	decreases in average revenue per subscriber mainly due to the depreciation in the value of the Argentine peso relative to the U.S. dollar, partially offset by

•	12% and 8% increases in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets.

The $9.1 million, or 25%, and $3.0 million, or 23%, decreases in digital handset and accessory revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily a result of decreases in handset upgrades to existing subscribers, decreases in handset sales to new subscribers, decreases in the average sale price of new handsets and the depreciation of the Argentine peso relative to the U.S. dollar.

2.	Cost of revenues

The $5.6 million, or 12%, decrease in cost of service from the three months ended September 30, 2008 to the same period in 2009 is primarily a result of a decrease in interconnect costs stemming from the depreciation of the Argentine peso relative to the U.S. dollar, which is partially offset by an increase in service and repair costs due to an increase in average price per handset repaired and an increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites in service.

The $8.0 million, or 14%, decrease in cost of digital handset and accessory sales from the nine months ended September 30, 2008 to the same period in 2009 is primarily the result of a decrease in handset upgrades to existing subscribers, a slight decrease in handset sales to new subscribers and the depreciation of the Argentine peso relative to the U.S. dollar.

3.	Interest expense, net

The $7.5 million decrease in interest expense from the nine months ended September 30, 2008 to the same period in 2009 is primarily due to a refund of the interest portion of turnover taxes paid to the city of Buenos Aires in the second quarter of 2009.

4.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $5.6 million for the nine months ended September 30, 2009 are largely the result of the strengthening in the value of the U.S. dollar relative to the Argentine peso during 2009 compared to the levels during 2008 on Nextel Argentina’s U.S. dollar-denominated net assets.

5.	Other income, net

Other income, net, of $3.7 million for the nine months ended September 30, 2009 primarily represents a gain we recorded in connection with the turnover tax refund agreement with the city of Buenos Aires during the second quarter of 2009.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$178,287	90%	$163,170	92%	$15,117	9%
Digital handset and accessory revenues	19,948	10%	13,986	8%	5,962	43%

	198,235	100%	177,156	100%	21,079	12%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(64,533)	(33)%	(58,919)	(33)%	(5,614)	10%
Cost of digital handsets and accessories	(41,887)	(21)%	(32,180)	(18)%	(9,707)	30%

	(106,420)	(54)%	(91,099)	(51)%	(15,321)	17%
Selling and marketing expenses	(27,591)	(14)%	(22,093)	(13)%	(5,498)	25%
General and administrative expenses	(44,609)	(22)%	(30,593)	(17)%	(14,016)	46%

Segment earnings	19,615	10%	33,371	19%	(13,756)	(41)%
Depreciation and amortization	(23,132)	(12)%	(15,219)	(9)%	(7,913)	52%

Operating (loss) income	(3,517)	(2)%	18,152	10%	(21,669)	(119)%
Interest expense, net	(1,413)	(1)%	(104)	—	(1,309)	NM
Interest income	223	—	772	—	(549)	(71)%
Foreign currency transaction losses, net	(382)	—	(314)	—	(68)	22%
Other income, net	—	—	—	—	—	NM

(Loss) income before income tax	$(5,089)	(3)%	$18,506	10%	$(23,595)	(127)%

Three Months Ended
Operating revenues
Service and other revenues	$59,947	90%	$57,531	92%	$2,416	4%
Digital handset and accessory revenues	6,876	10%	5,131	8%	1,745	34%

	66,823	100%	62,662	100%	4,161	7%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(22,182)	(33)%	(21,040)	(34)%	(1,142)	5%
Cost of digital handsets and accessories	(14,550)	(22)%	(11,564)	(18)%	(2,986)	26%

	(36,732)	(55)%	(32,604)	(52)%	(4,128)	13%
Selling and marketing expenses	(9,764)	(15)%	(8,264)	(13)%	(1,500)	18%
General and administrative expenses	(15,976)	(24)%	(11,053)	(18)%	(4,923)	45%

Segment earnings	4,351	6%	10,741	17%	(6,390)	(59)%
Depreciation and amortization	(8,279)	(12)%	(5,264)	(8)%	(3,015)	57%

Operating (loss) income	(3,928)	(6)%	5,477	9%	(9,405)	(172)%
Interest expense, net	(1,126)	(2)%	(68)	—	(1,058)	NM
Interest income	21	—	154	—	(133)	(86)%
Foreign currency transaction losses, net	(101)	—	(152)	—	51	(34)%
Other expense, net	(1)	—	—	—	(1)	NM

(Loss) income before income tax	$(5,135)	(8)%	$5,411	9%	$(10,546)	(195)%

NM-Not Meaningful

We are developing and deploying a third generation network in Peru in 2009 using 1.9 GHz spectrum we acquired in 2007. We believe that the deployment of this next generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru. We expect to continue to incur significant expenses associated with the deployment phase of the next generation network in Peru, particularly general and administrative expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $15.1 million, or 9%, and $2.4 million, or 4%, increases in service and other revenues from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to 33% and 30% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which have lower average monthly revenues per subscriber.

The $6.0 million, or 43%, increase in digital handset and accessory revenues from the nine months ended September 30, 2008 to the same period in 2009 is primarily due to an increase in handset upgrades to existing subscribers, as well as an increase in handset sales to new subscribers.

2.	Cost of revenues

The $5.6 million, or 10%, increase in cost of service from the nine months ended September 30, 2008 to the same period in 2009 is largely the result of an increase in service and repair costs mainly resulting from an increase in the number of subscribers participating in Nextel Peru’s handset maintenance program, a change in the mix of handsets repaired toward higher cost handsets and an increase in direct switch and transmitter and receiver site costs due to a 17% increase in the number of sites in service from September 30, 2008 to September 30, 2009. These increases were partially offset by a decrease in interconnect costs due to lower rates charged for interconnect minutes of use.

The $9.7 million, or 30%, and $3.0 million, or 26%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to increases in handset upgrades for existing subscribers, as well as increases in handset sales to new customers.

3.	Selling and marketing expenses

The $5.5 million, or 25%, increase in selling and marketing expenses from the nine months ended September 30, 2008 to the same period in 2009 is largely the result of an increase in direct commissions and payroll expenses, principally due to higher advertising costs and an increase in sales and marketing personnel.

4.	General and administrative expenses

The $14.0 million, or 46%, and $4.9 million, or 45%, increases in general and administrative expenses from the nine and three months ended September 30, 2008 to the same periods in 2009 are primarily due to $7.7 million, or 157%, and $3.4 million, or 206%, increases in costs related to our new technology initiatives and increases in customer care personnel and facilities expenses necessary to support a growing customer base.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$9,712	99%	$6,387	100%	$3,325	52%
Digital handset and accessory revenues	64	1%	28	—	36	129%

	9,776	100%	6,415	100%	3,361	52%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(5,936)	(61)%	(4,652)	(72)%	(1,284)	28%
Cost of digital handsets and accessories	(2,648)	(27)%	(1,588)	(25)%	(1,060)	67%

	(8,584)	(88)%	(6,240)	(97)%	(2,344)	38%
Selling and marketing expenses	(12,513)	(128)%	(9,352)	(146)%	(3,161)	34%
General and administrative expenses	(133,962)	NM	(115,980)	NM	(17,982)	16%

Segment losses	(145,283)	NM	(125,157)	NM	(20,126)	16%
Management fee	23,850	244%	25,200	NM	(1,350)	(5)%
Depreciation and amortization	(10,149)	(104)%	(8,882)	(138)%	(1,267)	14%

Operating loss	(131,582)	NM	(108,839)	NM	(22,743)	21%
Interest expense, net	(83,780)	NM	(71,643)	NM	(12,137)	17%
Interest income	4,601	47%	17,131	267%	(12,530)	(73)%
Foreign currency transaction gains, net	2,349	24%	653	10%	1,696	260%
Other expense, net	(5,801)	(59)%	(5,273)	(82)%	(528)	10%

Loss before income tax	$(214,213)	NM	$(167,971)	NM	$(46,242)	28%

Three Months Ended
Operating revenues
Service and other revenues	$3,744	99%	$2,406	100%	$1,338	56%
Digital handset and accessory revenues	36	1%	5	—	31	NM

	3,780	100%	2,411	100%	1,369	57%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(2,312)	(61)%	(1,793)	(75)%	(519)	29%
Cost of digital handsets and accessories	(990)	(26)%	(562)	(23)%	(428)	76%

	(3,302)	(87)%	(2,355)	(98)%	(947)	40%
Selling and marketing expenses	(4,615)	(122)%	(2,745)	(114)%	(1,870)	68%
General and administrative expenses	(44,208)	NM	(42,117)	NM	(2,091)	5%

Segment losses	(48,345)	NM	(44,806)	NM	(3,539)	8%
Management fee	7,950	210%	8,400	NM	(450)	(5)%
Depreciation and amortization	(3,390)	(90)%	(3,090)	(128)%	(300)	10%

Operating loss	(43,785)	NM	(39,496)	NM	(4,289)	11%
Interest expense, net	(34,679)	NM	(23,925)	NM	(10,754)	45%
Interest income	1,987	53%	4,011	166%	(2,024)	(50)%
Foreign currency transaction gains (losses), net	233	6%	(458)	(19)%	691	(151)%
Other expense, net	(1,987)	(53)%	(1,765)	(73)%	(222)	13%

Loss before income tax	$(78,231)	NM	$(61,633)	NM	$(16,598)	27%

NM-Not Meaningful

For the nine and three months ended September 30, 2009 and 2008, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. In September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz spectrum bands. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum. We believe that the deployment of this next generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. As a result, our planned network expansion over the next several years will require significant investments in capital expenditures in Chile.

1.	General and administrative expenses

The $18.0 million, or 16%, increase in general and administrative expenses from the nine months ended September 30, 2008 to the same period in 2009 is primarily due to an increase in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology and other initiatives.

2.	Interest expense, net

The $12.1 million, or 17%, and $10.8 million, or 45%, increases in net interest expense from the nine and three months ended September 30, 2008 to the same periods in 2009 are mostly related to interest expense we incurred related to the issuance of our 10.0% senior notes in August 2009.

3.	Interest income

The $12.5 million, or 73%, decrease in interest income from the nine months ended September 30, 2008 to the same period in 2009 is the result of a decrease in short-term investments.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash flows from our operations. As of September 30, 2009, we had working capital, which is defined as total current assets less total current liabilities, of $1,724.8 million, a $350.7 million increase compared to working capital of $1,374.1 million as of December 31, 2008, primarily due to cash we received in connection with the issuance of our 10.0% senior notes in August 2009. Our working capital includes $2,001.2 million in cash and cash equivalents as of September 30, 2009, of which about 11% was held in currencies other than U.S. dollars, primarily Mexican pesos, and $36.4 million of short-term investments. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in highly liquid overnight securities and certificates of deposit.

We recognized net income of $321.9 million for the nine months ended September 30, 2009 compared to $340.0 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and our cash capital expenditures.

Because we report our results of operations in U.S. dollars, the declines in relative currency valuations that occurred during the nine months ended September 30, 2009 compared to the valuations as of December 31, 2008 resulted in reductions in some of the reported values of our assets, including the values of cash and cash equivalents held in local currencies. The effect of exchange rate changes on consolidated cash and cash equivalents for the nine months ended September 30, 2009 was a $28.8 million loss in the value of those assets. If the values of the currencies in the countries in which our operating companies conduct business relative to the U.S. dollar depreciate, we would expect the reported value of these assets held in local currencies to decrease.

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

Cash Flows

	Nine Months Ended
	September 30,
	2009	2008	Change
	(in thousands)

Cash and cash equivalents, beginning of year	$1,243,251	$1,370,165	$(126,914)
Net cash provided by operating activities	546,057	626,143	(80,086)
Net cash used in investing activities	(497,670)	(514,210)	16,540
Net cash provided by (used in) financing activities	738,430	(89,816)	828,246
Effect of exchange rate changes on cash and cash equivalents	(28,824)	1,232	(30,056)

Cash and cash equivalents, end of year	$2,001,244	$1,393,514	$607,730

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $546.1 million of cash during the nine months ended September 30, 2009, an $80.1 million, or 13%, decrease from the same period in 2008. The decrease in cash generated from operating activities was primarily due to the effect of depreciating foreign currencies in the markets where we do business on the value of our cash balances reported in U.S. dollars and increased cash used for working capital primarily due to growth in our operations.

We used $497.7 million of cash in our investing activities during the nine months ended September 30, 2009, a $16.5 million decrease from the same period in 2008, primarily due to a $156.9 million decrease in cash capital expenditures and a $43.7 million increase in distributions we received in connection with our investment in an enhanced cash fund, partially offset by a $170.3 million increase in short-term investments purchased in Brazil. Cash capital expenditures decreased from $657.8 million during the nine months ended September 30, 2008, to $500.9 million in the same period in 2009 as a result of our decision to limit our investments in some of our markets in response to the economic conditions in those markets. For the nine months ended September 30, 2009, about 59% of our total capital expenditures were focused in Brazil in connection with the implementation of our expansion plans. In addition, during the nine months ended September 30, 2009, our total capital expenditures included $78.0 million related to investments in our new network in Peru.

Our financing activities provided us with $738.4 million during the nine months ended September 30, 2009, primarily due to $762.5 million in cash we received in connection with the issuance of our 10.0% senior notes and $41.4 million in short-term borrowings in Brazil, partially offset by $44.3 million in repayments under Nextel Mexico and Nextel Brazil’s syndicated loan facilities and $18.0 million in repayments under short-term notes payable in Peru. We used $89.8 million of cash in our financing activities during the nine months ended September 30 2008, primarily due to $242.7 million in cash we used to purchase our common stock and $31.9 million in repayments under Nextel Mexico’s syndicated loan facility, partially offset by $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility, $33.8 million in proceeds we received from the exercise of stock options by our employees and $27.3 million in proceeds from our towers financing transactions in Mexico and Brazil.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investments, cash flows generated by our operating companies and external financing sources that may be available.

Our ability to generate net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the commissions we pay in connection with the acquisition of new customers and the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign currency exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our business;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of next generation networks in Peru and Chile;

•	the costs relating to any future spectrum purchases;

•	operating expenses and capital expenditures related to the deployment of next generation networks in our other markets if we are successful in acquiring spectrum;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2009. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$397,125	$1,275,000	$—	$23	$1,672,148
Senior notes(1)	80,040	160,000	160,000	960,000	1,360,040
Tower financing obligations(1)	56,324	112,631	112,602	270,839	552,396
Syndicated loan facilities(2)	117,119	329,937	35,320	2,060	484,436
Capital lease obligations(3)	37,349	23,818	23,818	84,592	169,577
Spectrum fees(4)	17,458	34,916	34,916	192,926	280,216
Operating leases(5)	235,896	426,299	360,876	589,206	1,612,277
Purchase obligations(6)	561,292	63,214	10,384	11,893	646,783
Brazil import financing(7)	65,934	—	—	—	65,934
Brazil credit paper(8)	38,701	11,401	—	—	50,102
Other long-term obligations(9)	26,106	24,980	38,919	193,373	283,378

Total contractual commitments	$1,633,344	$2,462,196	$776,835	$2,304,912	$7,177,287

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule. In accordance with the terms of our 2.75% convertible notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. Based on current market conditions, as well as the effective conversion price and trading prices of our 2.75% convertible notes, we believe that the noteholders will require us to repurchase our 2.75% convertible notes. As a result, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table above in the column labeled “Less than 1 Year.”

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements, including with American Tower, and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to interconnection agreements in Mexico.

(7)	This amount represents principal and interest payments due under our import financing agreements with several Brazilian banks.

(8)	These amounts represent principal and interest payments due under our working capital loans with a Brazilian bank.

(9)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

We entered into an agreement with Motorola during 2006, which requires us to purchase a certain amount of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2009 were not stipulated in the agreement as they will be negotiated annually. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2009, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $559.7 million for the nine months ended September 30, 2009 and $642.0 million for the nine months ended September 30, 2008. In each of these years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our networks in Mexico and Brazil. In addition, our total capital expenditures for the nine months ended September 30, 2009 included $78.0 million related to investments in our new network in Peru. We expect to continue to focus our capital spending in these markets, particularly in Brazil, as we significantly expand the geographic coverage of Nextel Brazil’s network, including expansion into the northeast region of the country, and as we expand that network’s capacity to support Nextel Brazil’s growth. We also expect our capital expenditures in future periods will include further investments in our new networks being deployed in Peru and Chile.

In addition, we have participated in and plan to participate in spectrum auctions and similar processes in our markets, including the recently completed spectrum licensing process in Chile and the auctions that are expected to be conducted in Brazil and Mexico. If we are successful in acquiring spectrum in those auctions, we plan to deploy next generation networks in those markets consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum in these auctions and deployment of new next generation networks would result in a significant increase in our capital expenditures in the applicable markets although the amount and timing of those additional capital expenditures is dependent on, among other things, the timing of the auctions and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing sources that are or may become available. Our capital spending is expected to be driven by several factors, including:

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•	the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the amount we spend to deploy the next generation networks in Peru and Chile;

•	the costs we incur in connection with future spectrum acquisitions and the development and deployment of any future next generation networks in our other markets; and

•	the costs we incur in connection with non-network related information technology projects.

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

Future Outlook.  We believe that our current business plans, which contemplate significant expansion of our iDEN network in Brazil, continued coverage and capacity expansion of our iDEN networks in Mexico and Argentina, and the construction of new, complementary next generation networks in Peru and Chile, do not require us to raise additional external funding to enable us to operate and grow our business while servicing our debt obligations and that our current working capital and anticipated cash flows will be adequate to meet our cash needs to support our existing business.

Our funding needs could, however, be significantly affected by our participation in auctions of spectrum rights and other spectrum licensing processes in our markets including our plans to participate in the auctions that are expected to be conducted in Brazil and Mexico and by our plans to deploy next generation networks in those markets if we are successful in acquiring those spectrum rights. These plans, which are consistent with our business strategy of providing differentiated services to our customers, would require us to raise significant additional funding. The amounts and timing of those additional funding requirements would be affected by, among other things:

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

We will continue to assess opportunities to raise additional funding as market conditions permit that could be used, among other purposes, to meet those requirements or to refinance our existing obligations. The indebtedness that we may incur in connection with these business expansion activities and for refinancing may be significant.

In making this assessment of our funding needs under our current plans and under our plans that contemplate the acquisition of spectrum and the deployment of next generation networks, we have considered:

•	cash and cash equivalents on hand and short-term-investments available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the next generation networks in Peru and Chile;

•	our expectation of the values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service; and

•	income taxes.

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

Recent financial market conditions in debt and equity markets in the United States and worldwide have resulted in a substantial decline in the amount of funding available to corporate borrowers. As a result, available funding is both more costly and provided on terms that are less favorable to borrowers than were previously available. If these conditions continue or worsen, it could be difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above, including those that may result from our acquisition of spectrum and deployment of next generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. For more information, see “Item 1A. Risk Factors 4. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.” in our current report on Form 8-K dated August 5, 2009.

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations and changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs, including the impact of the recent disruption in global capital markets that have made it more difficult or costly to obtain funding on acceptable terms;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio, or SMR, services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings; and

•	other risks and uncertainties described in our current report on Form 8-K dated August 5, 2009 and from time to time in our other reports filed with the Securities and Exchange Commission.

Effect of New Accounting Standards

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied on a prospective basis for fiscal years beginning after June 15, 2010. Early adoption is permitted but must be applied on a retroactive basis. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

In September 2009, the FASB issued new authoritative guidance on estimating the fair value of certain investments that calculate a net asset value per share or its equivalent. Under certain circumstances, an entity may measure the fair value of certain investments based on the calculated net asset value. This guidance will be effective for reporting periods ending after December 15, 2009. We do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance on the measurement and disclosure of the fair value of liabilities, and clarifies the valuation methodologies that may be used when a quoted market price in an active market for an identical liability is not available. This guidance will be effective in the first reporting period beginning after August 26, 2009. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB updated its authoritative guidance on the consolidation of variable interest entities, or VIEs, to require an ongoing qualitative assessment to determine the primary beneficiary of the variable interest arrangement. This guidance also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. The updated authoritative guidance will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes, our senior notes, a portion of our syndicated loan facility in Mexico and our syndicated loan facility in Brazil. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil, Nextel Argentina and Nextel Chile pay the purchase price for some capital assets and the majority of handsets in U.S. dollars, but generate revenue from their operations in local currency.

We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2009, Nextel Mexico entered into a hedge agreement to manage foreign currency risk on certain forecasted transactions. The value of this instrument is not material.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. Nextel Mexico has entered into interest rate swap agreements to hedge its exposure to interest rate risk. The values of these instruments are not material. As of September 30, 2009, $2,738.3 million, or 86%, of our total consolidated debt was fixed rate debt, and the remaining $446.4 million, or 14%, of our total consolidated debt was variable rate debt, $161.9 million of which is hedged through interest rate swap agreements.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2009 for our fixed rate debt obligations, including our convertible notes, our senior notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations and our interest rate swap, as well as the notional amounts of our purchased call options and written put options, all of which have been determined at their fair values. In accordance with the terms of our 2.75% convertible notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. As a result, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table below in the column labeled “1 Year.”

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2008 reflect changes in applicable market conditions during the first nine months of 2009. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						September 30, 2009		December 31, 2008
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$439,498	$2,612	$1,202,612	$2,612	$2,612	$800,023	$2,449,969	$2,310,844	$1,579,600	$1,066,131
Average Interest Rate	3.7%	7.3%	3.1%	7.3%	7.3%	10.0%	5.5%		3.2%
Fixed Rate (MP)	$19,861	$6,025	$7,098	$8,373	$9,889	$89,961	$141,207	$84,190	$158,104	$95,870
Average Interest Rate	12.5%	15.8%	15.8%	15.8%	15.8%	15.7%	15.4%		14.7%
Fixed Rate (BR)	$37,880	$16,259	$5,954	$7,214	$7,288	$72,566	$147,161	$93,313	$77,924	$38,414
Average Interest Rate	14.2%	15.6%	20.9%	21.5%	24.2%	23.5%	20.1%		23.2%
Variable Rate (US$)	$81,039	$237,639	$81,039	$26,396	$8,182	$2,045	$436,340	$423,738	$456,600	$408,776
Average Interest Rate	2.1%	2.3%	2.1%	2.1%	2.1%	2.1%	2.2%		2.9%
Variable Rate (MP)	$10,058	$—	$—	$—	$—	$—	$10,058	$10,034	$20,066	$19,372
Average Interest Rate	7.0%	—	—	—	—	—	7.0%		9.0%
Interest Rate Swaps:
Variable to Fixed	$5,315	$156,600	$—	$—	$—	$—	$161,915	$(1,567)	$13,301	$(124)
Average Pay Rate	10.8%	1.4%	—	—	—	—	1.7%		10.8%
Average Receive Rate	7.0%	1.7%	—	—	—	—	1.9%		9.0%
Foreign Currency Exchange Options:
Notional Amount	$86,000	$—	$—	$—	$—	$—	$86,000	$679	$—	$—
Average Strike Price	$0.07 – 0.08	—	—	—	—	—	$0.07 -- 0.08		—

Item 4.	Controls and Procedures.

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

As of September 30, 2009, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the third quarter of 2009, we completed an upgrade of the customer billing system in our Mexican subsidiary. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 6 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our current report on Form 8-K dated August 5, 2009.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture, dated August 18, 2009, among NII Capital Corp., NII Holdings, Inc., Airfone Holdings, Inc., McCaw International (Brazil), Ltd., Nextel International (Services), Ltd., Nextel International (Uruguay), Inc., NII Aviation, Inc., NII Mercosur, LLC, and NII Funding Corp., and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 8-K, filed August 18, 2009).
4.2	Registration Rights Agreement, dated August 18, 2009, among NII Capital Corp., NII Holdings, Inc., Airfone Holdings, Inc., McCaw International (Brazil), Ltd., Nextel International (Services), Ltd., Nextel International (Uruguay), Inc., NII Aviation, Inc., NII Mercosur, LLC, and NII Funding Corp., and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.2 to NII Holdings’ Form 8-K, filed August 18, 2009).
10.1	Purchase Agreement, dated August 13, 2009, among NII Capital Corp., NII Holdings, Inc., Airfone Holdings, Inc., McCaw International (Brazil), Ltd., Nextel International (Services), Ltd., Nextel International (Uruguay), Inc., NII Aviation, Inc., NII Mercosur, LLC, and NII Funding Corp., and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed August 18, 2009).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ CATHERINE E. NEEL
Catherine E. Neel
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: November 4, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture, dated August 18, 2009, among NII Capital Corp., NII Holdings, Inc., Airfone Holdings, Inc., McCaw International (Brazil), Ltd., Nextel International (Services), Ltd., Nextel International (Uruguay), Inc., NII Aviation, Inc., NII Mercosur, LLC, and NII Funding Corp., and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 8-K, filed August 18, 2009).
4.2	Registration Rights Agreement, dated August 18, 2009, among NII Capital Corp., NII Holdings, Inc., Airfone Holdings, Inc., McCaw International (Brazil), Ltd., Nextel International (Services), Ltd., Nextel International (Uruguay), Inc., NII Aviation, Inc., NII Mercosur, LLC, and NII Funding Corp., and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.2 to NII Holdings’ Form 8-K, filed August 18, 2009).
10.1	Purchase Agreement, dated August 13, 2009, among NII Capital Corp., NII Holdings, Inc., Airfone Holdings, Inc., McCaw International (Brazil), Ltd., Nextel International (Services), Ltd., Nextel International (Uruguay), Inc., NII Aviation, Inc., NII Mercosur, LLC, and NII Funding Corp., and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed August 18, 2009).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.