Form 10-K
period 2009-12-31
NII HOLDINGS INC
filed 2010-02-25
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009: $3,157,959,714

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 18, 2010

Common Stock, $0.001 par value per share	166,740,066

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

Overview

We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. For financial information about our operating companies, see Note 11 to our consolidated financial statements included at the end of this annual report on Form 10-K.

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

We use a wireless transmission technology called integrated digital enhanced network, or iDEN, developed by Motorola, Inc. to provide our mobile services on 800 MHz spectrum holdings in all of our markets. This technology, which is the only technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices. The services we offer include:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, together with Sprint Nextel and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including BlackberryTM services, location-based services, which include the use of global positioning system, or GPS, technologies, digital media services and advanced JavaTM enabled business applications; and

•	international roaming services.

We currently provide services in the three largest metropolitan areas in each of Mexico, Brazil, Argentina, Peru and Chile, as well as in various other cities in each of these countries.

As illustrated in the table below, as of December 31, 2009, our operating companies had a total of about 7.39 million handsets in commercial service, an increase of 1.19 million from the 6.20 million handsets in commercial service as of December 31, 2008. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on our mobile networks in each of the listed countries.

	Handsets
	in Commercial
	Service
	As of December 31,
Country	2009	2008
	(in thousands)

Mexico	2,987	2,726
Brazil	2,483	1,812
Argentina	1,030	967
Peru	841	669
Chile	44	26

Total	7,385	6,200

We have also acquired licenses of spectrum outside the 800 MHz band in Peru and Chile that can be used to support other wireless technologies in the future. We intend to use that spectrum to support the deployment of a new third generation network that utilizes WCDMA technology. Nextel Peru launched third generation service in December 2009, and Nextel Chile is currently in the process of constructing its third generation network. Nextel Chile expects to begin providing third generation service offerings in 2011.

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

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets and other devices offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically. To address the competitive pressures we face in some of our markets, we have:

•	added cell sites to improve network performance and expand the coverage and capacity of our networks, with much of that coverage expansion focused in Brazil and Mexico;

•	launched commercial campaigns offering handsets to new and existing customers at a lower cost and offering service plans with prices and terms that are more competitive;

•	implemented customer retention programs that are focused on our high value customers;

•	worked with Motorola to develop new handset models and features;

•	acquired additional spectrum in some of our markets and have deployed, or begun work on the development of, enhanced third generation networks that will allow us to provide new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services;

•	adjusted our credit policies in certain markets in an effort to promote subscriber growth while maintaining the overall credit quality of our customer base; and

•	implemented incentives to improve third party sales distribution, such as increasing commission rates and making other modifications to the compensation arrangements with our indirect sales channels in an effort to promote additional sales through these channels.

Our overall strategy and the competitive conditions in the markets where we operate require that we continually improve the coverage and capacity of our networks and the types and quality of the services we offer. In order to do so, we must ensure that we have sufficient radio spectrum in the geographic areas in which we operate to support the services that we currently offer and may offer in the future. To enhance our current service offerings, we plan to launch third generation networks utilizing WCMDA technology. Third generation technologies provide new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to second generation and other previous generation technologies. We expect that although we will continue to focus on our current high value subscriber base, the introduction of new handsets, service offerings and pricing plans made possible by a third generation network may enable us to further expand our customer base.

We have acquired spectrum in Peru and were recently assigned preliminary rights to spectrum in Chile that we intend to use to support the deployment of third generation networks that utilize WCDMA technology. In addition, we expect to pursue opportunities to acquire additional spectrum in our other markets in the future, including through participating in the spectrum auctions that are expected to be conducted in Brazil, Mexico and Argentina. We also expect to assess alternate technologies that may be deployed using this spectrum through an evaluation of the technical performance, cost and functional capabilities of these technologies as part of our ongoing assessment of our ability to meet our business goals and our customers’ current and future needs. Our decision whether to acquire rights to use additional spectrum, as well as our choice of alternative network technologies to be deployed on any spectrum we acquire, would likely be affected by a number of factors, including:

•	the types of features and services supported by the technology and our assessment of the demand for those features and services;

•	the availability and pricing of related equipment, whether that equipment is designed to operate or can be modified to operate on the spectrum bands we are licensed to use or that are available for purchase in our markets, and whether other wireless carriers are operating or plan to operate a particular technology;

•	the spectrum bands available for purchase in our markets and the expected cost of acquiring that spectrum;

•	our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis; and

•	the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology.

Changes in the Global Environment

During 2009, the global economic environment experienced significant fluctuations, and we experienced dramatic economic changes in our local markets. For information on how future adverse changes in the global economic environments and the economic environments in our local markets could affect our business and strategy, see “Item 1A. — Risk Factors — 2a. Adverse changes in the economic environment in our markets and a decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.”

Our Products, Services and Solutions

We offer a wide range of wireless communications services and related subscriber equipment and a variety of service plans with different rate structures that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. In addition to more traditional mobile telephony services, we offer the following services that we believe reflect the significant points of differentiation of our services from those offered by our competitors:

1. Nextel Direct Connect®.  One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. The Nextel Direct Connect feature gives customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly. This unique service is enhanced by our International Direct Connect service, which allows our subscribers to communicate instantly across national borders. In addition, our agreement with Sprint Nextel Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in the United States, and our agreement with TELUS Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in Canada.

In some of our markets, we also offer services that provide our customers with instant communication capabilities in a variety of other ways, including a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature, Direct Talksm, a service available on certain handsets that enables off-network walkie-talkie communication, and Desktop Dispatch, a service that allows users to send Direct Connect messages between Nextel handsets and any internet connected personal computer. In addition, we are working with equipment suppliers to develop a future high performance push-to-talk service utilizing WCDMA technology with performance characteristics that are similar to those provided by our current Direct Connect service.

Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Nextel Direct Connect, we do not believe that the services that have been deployed by our competitors to date compare favorably with our service in terms of latency, quality, reliability or ease of use.

2. Wireless Data Solutions and Mobile Internet Access.  We offer a variety of wireless data solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote e-mail access and mobile messaging services using two-way text and multimedia communication capabilities and location based services from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real time, locate handsets using assisted global positioning system, or A-GPS, technology. Wireless business services are backed by customer support teams that help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through mobile Internet access, which combines the vast resources of the Internet with convenient mobile content services. We also offer a range of messaging services, including email, that are available using our Blackberry devices, SMS and multimedia messaging, or MMS, as well as additional mobile data communications services, including the recent launch of high speed wireless data services in Peru that are supported by data air cards utilizing our third generation network there.

3. Handsets.  We offer our voice and data communications features and services through handsets that incorporate Motorola’s iDEN technology and offer our unique 4-in-1 service, which includes mobile telephone service, Nextel Direct Connect walkie-talkie service, wireless Internet access and SMS text and multimedia messaging capabilities. We purchase most of our handsets from Motorola, other than the Blackberry devices, which are purchased from Research in Motion, or RIM. Our handsets range from basic models designed to serve the needs of customers who require basic wireless services without sacrificing the essential features they depend upon to do their jobs, to more advanced Blackberry devices, which, in addition to mobile telephone services and Nextel Direct Connect features, provide integrated access to one or multiple corporate and personal email accounts. Our handsets offer a wide range of features. Many handsets we offer include a built-in speakerphone, additional line service, conference calling, a screen that lets customers view caller ID, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and date book tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards, which carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web-based back-up tools. Many of our handsets include the ability to run JavaTM applications. Java enables users to create and execute a number of mobile applications and supports a wide range of downloadable digital media capabilities.

4. International Roaming Services.  In addition to offering subscribers the ability to roam in areas in other countries served by our operating companies’ iDEN networks and those operated by Sprint Nextel in the United States and TELUS in Canada, we offer a handset that is capable of roaming on networks in other countries that operate using the global system for mobile communications, or GSM, standard. The availability of these services is subject to reaching agreements with the operators of those networks. Our customers can roam in about 70 countries in the world. We market these roaming capabilities as “Roaming International” and/or “Nextel Worldwidesm” services.

Our Network and Wireless Technology

1.	Our iDEN Network Technology

Our networks utilize the iDEN technology developed and designed by Motorola. iDEN is a digital technology that is able to operate on non-contiguous spectrum frequencies, which previously were usable only for two-way radio calls. The iDEN technology substantially increases the capacity of our existing spectrum channels and permits us to utilize our current holdings of specialized mobile radio, or SMR, spectrum more efficiently. This increase in capacity is accomplished in two ways:

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

Motorola provides the iDEN infrastructure equipment and handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long term improvements to our networks. We expect Motorola to continue to be our sole source supplier of iDEN network infrastructure equipment and most of our handsets with the exception of Blackberry devices, which are manufactured by RIM, and other specialized devices, and we expect to continue to rely on Motorola to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our networks. Motorola also provides integration services in connection with the deployment of our iDEN network elements. See “Item 1A. — Risk Factors — 7. Because we rely on one supplier for equipment used in our mobile networks, any failure of that supplier to perform could adversely affect our operations.”

2.	Network Expansion and Future Technologies

During 2009, we expanded the geographic coverage of our networks, as well as their capacity and quality. This expansion, which was focused primarily in our two largest operating markets, Mexico and Brazil, was a part of our strategy to expand our networks’ geographic coverage and capacity where necessary to meet the growing demand of our customers. During 2010, we expect to continue to enhance our networks by building additional transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base. As we continue to balance our growth objectives with our plans to deploy new technologies and our goal of conserving liquidity, we expect that capital expenditures related to our iDEN network will be at lower levels in 2010 compared to 2009. We also expect that this reduction in capital expenditures related to our iDEN network will be partially offset by an increase in capital expenditures related to the deployment of our new third generation networks in Peru and Chile and may be further offset by potential spectrum acquisitions and the deployment of new networks in our other markets.

Another key component in our overall strategy to improve the coverage and capacity of our networks and the types and quality of the services we offer now and in the future is ensuring that we have sufficient radio spectrum in the geographic areas in which we operate. We have acquired spectrum in the 800 MHz band which will support our iDEN services and have also acquired spectrum in other bands through auctions and other means that could be used to support other technologies in the future. The licenses relating to the newly acquired spectrum outside the 800 MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that supports the future deployment of new network technologies and services. We expect to continue to assess and, if appropriate, pursue opportunities to acquire additional spectrum in our markets in the future as part of our ongoing assessment of our ability to meet our customers’ current and future needs. In that regard, we currently plan to participate in spectrum auctions in our markets, including auctions that are expected to be conducted in Brazil, Mexico and Argentina. We also regularly review alternate technologies to assess their technical performance, cost and functional capabilities as part of our ongoing assessment of our ability to meet our customers’ current and future needs.

Network Implementation, Design and Construction

After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our transmitter sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 2c. Our operating companies are subject to local laws and government regulations in the countries in which they operate, which could limit our growth and strategic plans and negatively impact our financial results.” The preparation of each site, including grounding, ventilation, air conditioning and construction, as well as the installation and optimization of equipment, typically takes four months. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays. These delays can affect the quality or coverage of our services.

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

Our sales channels in some of our markets also include distribution through customer-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. In some of our markets, we utilize our website as a marketing tool that allows customers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions.

Our customer care organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. We believe that the customer support provided by our customer care organization has allowed us to achieve higher customer loyalty rates that are superior to those of many of our competitors and has provided us with a key competitive advantage.

Marketing

Our operating companies primarily market their wireless communications services to targeted customer groups that utilize our services in their businesses and to individuals that have medium to high usage patterns, all of whom value our multi-function handsets and our high level of customer service. These targeted groups include companies with mobile work forces that often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one handset, including Nextel Direct Connect and International Direct Connect services, which allow our customers to avoid the long distance and roaming charges that our competitors may charge for long distance and international long distance communications.

We offer a variety of pricing options and plans, including plans designed specifically for our targeted base of customers. In most instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we offer prepaid services as a means to attract customers within our targeted base who may not meet our customer credit policies, who prefer the flexibility of paying for their service in advance, or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract.

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

In the countries in which we operate, there are principally two other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and operates in Brazil, Argentina, Peru and Chile; and

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina, Peru and Chile, and is a joint controlling shareholder of Vivo, the largest wireless operator in Brazil.

We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi and Telecom Italia Mobile, or TIM, in Brazil and Argentina, Entel in Chile and Iusacell in Mexico.

New licenses for spectrum that will support the deployment of networks by new wireless competitors, as well as the competitors listed above, may also be auctioned by governments in markets in which we operate. For example, the auction of spectrum in Mexico that is expected to occur in the first half of 2010 is structured to make spectrum available both to existing wireless operators and to new entrants to the market. Many of our existing competitors have a larger spectrum position than ours and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our existing competitors typically have more extensive distribution channels than ours or are able to acquire subscribers at a lower cost than we can, and most of them have launched networks that utilize a third generation technology, which incorporates high speed internet access and video telephony into an existing network. We expect that third generation technologies and future deployments of new or upgraded technology will support additional services competitive with those available on our networks including, potentially, services that are competitive with our Direct Connect service. Additionally, some competitors operate in the wireline business, which allows them to offer a bundle of wireline voice, high speed internet and wireless services to their customers.

We compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect. We also believe that we differentiate ourselves from our competition by focusing on the quality of our customer care and service, which is an important component of our strategy to attract and retain customers within our targeted customer groups. Historically, our largest competitors have focused their marketing efforts primarily on retail customers who purchase prepaid services largely on the basis of price rather than quality of service, but recently, those competitors have placed more emphasis on attracting postpaid customers, which are considered the premium customer segment in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their customer service and customer care functions, which may minimize the value of this point of differentiation and enable those competitors to compete more effectively with us. Although pricing is an increasingly important factor in potential customers’ purchase decisions, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to communicate quickly and efficiently.

Increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.

Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. These competitors may also use those resources to deploy new services that could impact our ability to attract or retain customers. Because the iDEN technology has been adopted by fewer carriers worldwide and does not benefit from the scale of other more widely adopted technologies, the cost of our handsets tends to be higher relative to the comparable handsets offered by our competitors. As a result, we must absorb a comparatively larger part of the cost of offering handsets to new and existing customers, which can place us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing customers. In recent years, the prices we have been able to charge for our handsets and services have declined as a result of intensified competition in many of our markets, including as a result of the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. We expect that this trend will continue in upcoming years. This increased competition may also affect our ability to attract and retain customers.

For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— Operating Companies.”

Regulation

The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations, or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements, requirements for increased capital investments, prices our operating companies are able to charge for their services, or foreign ownership limitations, among other things. For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— Operating Companies.”

Foreign Currency Controls and Dividends

In some of the countries in which we operate, the purchase and sale of foreign currency is subject to governmental control. Additionally, local law in some of these countries may limit the ability of our operating companies to declare and pay dividends. Local law may also impose a withholding tax in connection with the payment of dividends. For a more detailed description of the foreign currency controls and dividend limitations and taxes in each of the countries in which our managed operating companies conduct business, see the “Foreign Currency Controls, Dividends and Tax Regulation” discussion for each of those operating companies under “— Operating Companies.”

Recent Developments

Managed Services Agreements.  We recently entered into an agreement with Nokia Siemens Networks to manage our network operations infrastructure and a separate agreement with Hewlett Packard to manage our information technology infrastructure throughout Latin America. Through these agreements, we expect to enhance the superior service quality and customer experience our customers expect, while simultaneously reducing costs. In connection with these agreements, about 10% of our employees are expected to transition to become employees of these service providers. As a result, our results of operations for the fourth quarter of 2009 reflect the impact of $26.9 million in severance costs related to the transition of these employees. For more information, see Note 1 to our consolidated statements of operations.

Televisa Agreement.  On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries, Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa will acquire a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. Pursuant to this investment agreement, the parties agreed to form a consortium to participate together in an auction of licenses authorizing the use of certain frequency bands for wireless communication services in Mexico expected to be conducted during the first half of 2010. Completion of the transactions contemplated by this agreement, including the acquisition by Televisa of the equity interest, is conditioned upon, among other things, the consortium’s success in acquiring spectrum in the auction.

Operating Companies

1.  Mexico

Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2009, Nextel Mexico had 5,133 employees.

Nextel Mexico provides wireless services under the trade name “Nextel” in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2009, Nextel Mexico provided service to about 2,987,400 handsets, which we estimate to be about 3.6% of the total mobile handsets in commercial service in Mexico.

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

We believe that the most important factors upon which Nextel Mexico competes are the quality of our customer service and network, recognition of our brand and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides service and International Direct Connect® service, which allows customers to communicate across national borders with other NII Holdings customers and with Sprint Nextel Corporation customers on compatible handsets, an important service offering in border regions of Mexico where many customers travel between Mexico and the United States on a regular basis. Nextel Mexico’s competitors compete aggressively by offering reduced prices for postpaid wireless services, offering free or significantly discounted handsets, offering various incentives to our customers to switch service providers, including reimbursement of cancellation fees, and offering bundled telecommunications services that include local, long distance and data services. Some of these offers have been designed to target business customers, including some of Nextel Mexico’s largest accounts. In addition, all three of Nextel Mexico’s largest competitors now offer services supported by a third generation network. Nextel Mexico addresses these competitive actions by, among other things, offering a wider range of handsets, offering handsets to new and existing customers on more favorable terms and by offering more competitive rate plans, which resulted in a decrease in our average revenue per subscriber in Mexico during 2008 and 2009. Notwithstanding these actions, the more intense competitive conditions have made it more difficult for Nextel Mexico to attract new customers and retain its existing customers.

Regulatory and Legal Overview.  The Secretary of Communications and Transportation of Mexico regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission oversees specific aspects of the telecommunications industry on behalf of the Secretary of Communications and Transportation.

The existing telecommunications law, which went into effect in 1995, restricts foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which has no such restriction. However, some of the licenses held by Nextel Mexico prior to 2000 are not subject to the 49% foreign ownership limitation as these licenses were originally granted under the old telecommunications law that had no limitation on foreign ownership. All of the licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, S.A. de C.V., or Inversiones Nextel, a corporation with a capital structure known under applicable corporate law as “neutral stock,” and in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares. The remaining 51% of the voting shares in Inversiones Nextel, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish governance controls and transfer restrictions that are designed to protect Nextel Mexico’s interests.

The current telecommunications law requires mandatory interconnection between all telecommunication networks under reciprocal terms and conditions when it is technically possible. Notwithstanding the foregoing, some telecommunications companies have had difficulty obtaining interconnection services under reciprocal terms and conditions from other telephone operators. Because Nextel Mexico has operated under SMR licenses in the 800 MHz band, it was not deemed a telephone operator and has historically not been granted telephone numbers. As a result, it was unclear whether Nextel Mexico was entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. To ensure its access to interconnection, Nextel Mexico entered into commercial agreements with other local, point-to-point and long distance carriers such as Alestra, Avantel, Axtel, Bestel and Telmex that provide interconnection between Nextel Mexico’s networks and the public switched telephone network. Nextel Mexico has also executed commercial agreements to exchange SMS traffic with Telcel, Telefonica, Iusacell and Unefon. As of December 31, 2009, Nextel Mexico obtained authorization for 10 of their 40 licenses to provide mobile and fixed access services in the 800 MHz band.

In contrast, entities like Operadora de Comunicaciones, S.A. de C.V., or Opcom, which is an indirect subsidiary of Nextel Mexico that hold licenses to provide local fixed/mobile wireless telephone services, are entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. Opcom also executed local-to-local interconnection agreements with a number of local carriers; local-to-mobile interconnection agreements with Telmex, which acts as a transit provider between all of the mobile networks in Mexico, Axtel, Alestra, Maxcom and others, in which Opcom is considered to be the mobile carrier; and local-to-mobile and mobile-to-mobile interconnection agreements with Telcel, Telefonica, Iusacell and Unefon.

Under these agreements, Nextel Mexico has lowered interconnection costs as it transitions services from providers under its existing commercial agreements and has begun offering new services in major cities, such as calling party pays services, which allow customers to receive calls without incurring related charges. Originally, Iusacell refused to allow its subscribers to call Nextel Mexico’s subscribers with an Opcom mobile number, but since the granting of the authorization to provide mobile and fixed access services in the 800 MHz band, this dispute has been settled. Nextel Mexico continues to have ongoing disputes with Telefonica that are pending before the Mexican regulatory authorities, because Telefonica refuses to allow its subscribers to send short messages to Nextel Mexico’s subscribers with an Opcom mobile number.

In March 2009, Inversiones Nextel, which is a direct subsidiary of Nextel Mexico, obtained authorization from the Secretary of Communications and Transportation to provide mobile and fixed access services in the 800 MHz band within the Mexican Republic, with the exception of Mexico City. Nextel Mexico expects that authorization to provide these services in Mexico City will be granted shortly. Inversiones is currently utilizing Opcom’s interconnection with third carriers in order to provide service.

As of December 31, 2009, Nextel Mexico has filed applications to renew 31 of its SMR licenses, all of which expired prior to their renewal. Although Nextel Mexico subsequently received renewals of seven of the expired licenses and expects that the remainder of these renewals will be granted, there is no guarantee that these renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business. Although renewal fees are governed by Mexican federal law, the Mexican authorities may impose a one-time renewal fee in addition to the fees already established under federal law.

On January 6, 2010, rules surrounding the auctions for 1.9 GHz (PCS) spectrum and 1.7/2.1 (AWS) GHz spectrum were published, and on February 15, 2010, Nextel Mexico filed to participate in these auctions through a consortium with Televisa, S.A. de C.V. The consortium intends to use any spectrum it acquires during the course of these auctions to offer third generation services. We expect the auction to be completed during 2010.

Foreign Currency Controls, Dividends and Tax Regulation.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Dividends paid out of Nextel Mexico’s accumulated taxable income are not subject to withholding tax; a tax of up to 43% is imposed on Nextel Mexico if it pays dividends in excess of this amount. This tax may be creditable against Nextel Mexico’s future tax liability. A 15% withholding tax applies to interest paid by Nextel Mexico to NII or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its subsidiaries to Nextel Mexico.

On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that became effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the previous minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that superseded the previous asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. For purposes of the new minimum corporate tax, Nextel Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are acquired. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable. Effective January 1, 2010, the Mexican government modified the corporate tax rate to 30% for the years 2010 through 2012, 29% for 2013 and 28% for 2014 and subsequent years. Dividends paid out in excess of the accumulated taxable income are subject to a tax of up to 43% for 2010 to 2012, 41% for 2013 and 39% for 2014.

Effective January 1, 2010, the Mexican government imposed a new tax of 3% of invoiced charges for telecommunications services. This telecommunications tax is applicable to all telecommunications services provided by Nextel Mexico, with the exception of Internet services and interconnection services between local and foreign carriers. The Mexican government also approved tax legislation, effective January 1, 2010, which increases the value added tax rate to 11% in border regions and to 16% in non-border regions.

2.  Brazil

Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides wireless services under the tradename “Nextel” in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, along related transportation corridors and in a number of smaller markets. In 2008 and 2009, we expanded our network coverage to areas in the northeast region of Brazil, including Salvador, Fortaleza, Recife and Vitoria. We believe that this expansion will allow Nextel Brazil to compete more effectively by offering broader coverage and by meeting the needs of a wider range of customers who have significant operations in these new areas. As of December 31, 2009, Nextel Brazil provided service to about 2,482,700 handsets, which we estimate to be about 1.4% of the total mobile handsets in commercial service in Brazil.

Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2009, Nextel Brazil had 4,580 employees.

Competition.  Nextel Brazil competes with cellular and personal communications services providers. The largest competitors are Vivo, a joint venture of Telefonica S.A. and Portugal Telecom S.A., which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro; Telecom Americas, which owns Claro and is controlled by America Movil; Telecom Italia Mobile; TNL PCS S.A., a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi;” and Brasil Telecom — GSM, a subsidiary of Brasil Telecom S.A. Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A. In addition, some of Nextel Brazil’s largest competitors have launched and offer services supported by a third generation network.

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

Some of the key regulatory changes that have been adopted include changes to the rules that limit the amount of spectrum in the 800 MHz band that Nextel Brazil is allowed to hold in a service area, the adoption of rules relating to the interconnection of Nextel Brazil’s networks with those of other carriers and the calculation of calling party pays charges. Under the changes to the rules adopted in November 2008, Nextel Brazil may own up to 25 MHz of 800 MHz spectrum, which allows Nextel Brazil to increase the capacity of its networks more efficiently. Nextel Brazil does not currently own a significant amount of spectrum in either of those bands. Under the rules adopted by Anatel relating to interconnection charges, we have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays structure adopted by Anatel permits Nextel Brazil to compensate other operators for calls terminated on their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “bill and keep.” Since their adoption, these regulations have resulted in savings to Nextel Brazil in relation to interconnect charges made by other carriers.

Anatel is also responsible for the licensing of spectrum rights in Brazil, including the SMR spectrum that we use in support of our services. Any company interested in obtaining new SMR licenses from Anatel must apply and present documentation demonstrating certain technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. Before granting any license, Anatel is required to publish an announcement, and any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

A license for the right to provide SMR services is granted for an undetermined period of time. While the associated radio frequencies are licensed for a period of 15 years, they are renewable only once for an additional 15-year period. Renewal of the license is subject to rules established by Anatel. The renewal process must be initiated at least three years before the expiration of the original term of the license and the decision by Anatel whether to renew the license must be made within 12 months of the filing of the request for renewal. Anatel may deny a request for renewal of the license only if the applicant is not making rational and adequate use of the frequency, the applicant has committed repeated breaches in the performance of its activities, or there is a need to modify the radio frequency allocation. In 2007, Nextel Brazil renewed licenses for an additional term of 15 years, which begins from the respective expiration of each license.

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

Nextel Brazil has, from time to time, been the target of complaints filed with the Brazilian regulatory authorities by one or more of our competitors in which our competitors seek to challenge the manner in which we conduct business, and certain competitors have also petitioned the Brazilian regulators seeking changes to the regulations applicable to our operations in an effort to make it more difficult or costly for us to operate. In this regard, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras de Celular, or ACEL, recently filed a petition against Anatel to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers under the calling party pays structure in Brazil. Because the current settlement process results in a significant reduction in our overall interconnection charges, our competitors have sought changes to these processes in order to increase our payments for call terminations. We believe that we are operating in a manner that is consistent with our license, and that the rationale that supported the adoption of the partial bill and keep settlement process applicable to our payment of termination charges continues to apply. However, if Anatel eliminates the partial bill and keep settlement process or modifies it to increase the amounts we pay to terminate calls, those actions could have an adverse affects on the costs we incur to operate, which could adversely affect our results of operations.

The Brazilian regulatory authorities recently announced plans to conduct spectrum auctions, including the auction of spectrum that could be used to support third generation services. Nextel Brazil plans to participate in these auctions and intends to use any spectrum it acquires to offer these third generation services.

Foreign Currency Controls, Dividends and Tax Regulation.  The purchase and sale of foreign currency in Brazil continues to be subject to regulation by the Central Bank of Brazil despite regulatory changes enacted in 2005 that were designed to reduce the level of government regulation of foreign currency transactions. Exchange rates are freely negotiated by the parties, but purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies may only be made if the original investment of foreign capital and capital increases were registered with the Brazilian Central Bank. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends. Nextel Brazil has registered substantially all of its investments with the Brazilian Central Bank.

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

3.  Argentina

Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides wireless services under the tradename “Nextel” in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2009, Nextel Argentina provided service to about 1,030,100 handsets, which we estimate to be about 2.1% of the total mobile handsets in commercial service in Argentina.

Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and 17 branches in the Buenos Aires area. As of December 31, 2009, Nextel Argentina had 1,732 employees.

Competition.  There are three mobile service providers in Argentina with which Nextel Argentina competes: the Telefonica Moviles Group, commercially known as Movistar; AMX Argentina S.A., which is commercially known as Claro and which is owned by America Movil S.A. de C.V.; and Telecom Personal S.A., or Personal, which is owned by Telecom Argentina S.A. All of these companies hold cellular communications services licenses, personal communications services (PCS licenses), or both. The cellular and PCS licenses each cover only a specific geographic area, but a combination of these licenses and the roaming agreements with other carriers provide each of Nextel Argentina’s competitors with national coverage. The PCS licenses provide existing cellular companies with increased spectrum capabilities and the ability to launch a wide range of wireless products and services, including services supported by our competitors’ recently deployed third generation networks. Affiliated companies of Movistar, Claro and Personal are also licensed to offer wireline local, long distance and other telecommunications services.

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

Licenses enable the rendering of telecommunications services and are independent of the authorizations to use spectrum. The regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. The licensee is free to choose the geographic area, technology and architecture through which its telecommunications services will be provided. Licenses to provide telecommunications services and spectrum authorizations may be revoked for violation of the applicable regulations. Licenses and spectrum authorizations may not be transferred or assigned, in whole or in part, without prior written approval of regulatory authorities. Argentina does not impose any limitation of foreign ownership of telecom licenses. Under its licenses, Nextel Argentina is deemed to have registered SMR services, paging, data transmission and other value added services, as well as long distance telephony. The tariffs for the services offered by Nextel Argentina are not subject to regulation and may be freely established by Nextel Argentina.

The use of the SMR spectrum used by Nextel Argentina in support of its services is subject to the prior granting of an authorization to use that spectrum in a specified, limited geographical area. SMR authorizations granted through the year 2000 have an indefinite term, and those granted beginning in 2001 expire after a 10 year-term. Nextel Argentina holds licenses to use 1,815 channels, including those covering the major business markets areas, without expiration term, and 1,760 channels with 10-year terms, mostly in smaller markets. SMR authorizations are subject to service launch and subscriber loading requirements.

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

SMR service providers are assured interconnection with other operators’ networks, including the public switched telephone network, on a nondiscriminatory basis. Interconnection terms and prices are freely negotiated between the parties, although the regulations include guidelines that are generally followed in practice and can be imposed by the Secretary of Communications if an agreement between the parties is not reached. All interconnection agreements entered into must be registered with the CNC. Additional requirements are imposed or may be imposed on all dominant carriers to ensure that the Argentine telecommunications market is open to competition. Nextel Argentina provides services to its subscribers that allow calls to be completed on other carriers’ networks under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. Nextel Argentina has also implemented a calling party pays program with the fixed line carriers with whom it interconnects under which Nextel Argentina is compensated at agreed rates for calls made to its subscribers from those networks for those subscribers who purchase our services under calling party pays rate plans. Charges recovered by Nextel Argentina for calling party pays calls originated in fixed lines depend on a reference price set periodically by the Minister of Federal Planning, Public Investments and Services.

Argentina recently announced upcoming nationwide spectrum auctions. Nextel Argentina plans to participate in these auctions and intends to use any spectrum it acquires to offer third generation services.

Foreign Currency Controls, Dividends and Tax Regulation.  On January 6, 2002, an Argentine emergency law became effective, and the government formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law has been extended through December 31, 2011 by the passing of a subsequent law.

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

Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as reported in the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles and duly approved by the shareholders meeting. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the accumulated profits computed for income tax purposes as of the financial year preceding the date of the distribution of such dividends. If dividends are paid in this manner, a 35% withholding tax applies on the amount of the surplus. A withholding tax of 35% applies to interest paid by Nextel Argentina to NII Holdings or any of its U.S. subsidiaries with respect to intercompany loans made by NII Holdings or its subsidiaries to Nextel Argentina.

4.  Peru

Operating Company Overview.  We refer to our wholly-owned Peruvian operating company, Nextel del Peru S.A., as Nextel Peru. Nextel Peru provides wireless services under the tradename “Nextel” in major business centers, including Arequipa, Chiclayo, Chimbote, Cuzco, Ica, Lima, Piura, Tacna, Trujillo and Puno and along related transportation corridors.

As of December 31, 2009, Nextel Peru provided service to about 840,600 handsets, which we estimate to be about 4.0% of the total mobile handsets in commercial service in Peru.

Nextel Peru is headquartered in Lima. As of December 31, 2009, Nextel Peru had 1,702 employees.

In July 2007, Proinversion, the governmental agency that promotes investment in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government, and we recently deployed a network utilizing third generation technology on this spectrum.

In October 2009, Nextel Peru acquired nine 6 MHz channels in the 2.5 GHz spectrum band for a total of 54 MHz in Lima, as well as some additional 2.5 GHz spectrum outside of Lima, all of which has been incorporated into Nextel Peru’s local carrier license. The license commitments for Nextel Peru include a requirement to start operations before October 23, 2010, as well as a requirement to comply with license coverage commitments within the first five years of operation.

In December 2009, Nextel Peru entered into a $130.0 million syndicated loan agreement, the proceeds of which will be used for capital expenditures, general corporate purposes and the repayment of short-term intercompany debt. As of December 31, 2009, Nextel Peru had not yet borrowed any funds under this agreement; however, we expect that Nextel Peru will begin drawing on this loan in the first quarter of 2010.

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

Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL, which specify the rates to be charged for these services. Nextel Peru is presently interconnected with all major telecommunications operators in Peru. In November 2005, OSIPTEL adopted regulations that resulted in savings in interconnect rates over a four-year period that ended December 31, 2009.

Foreign Currency Controls, Dividends and Tax Regulation.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On May 31, 2001, Nextel International (Peru), LLC executed a legal stability agreement with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, its $100.0 million investment in Nextel Peru. This agreement has a term of 10 years. In addition, on September 21, 2007, Nextel International (Peru), LLC entered into a legal stability agreement, which was modified by an addendum that was executed on October 23, 2008, under which investments of $166.5 million to be made by Nextel Peru before September 20, 2012 will be stabilized under the same conditions as the aforementioned legal stability agreements for a period of 20 years. The new legal stability agreement expires on September 20, 2027.

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

In December 2008, Nextel Peru entered into a tax stability agreement with the Peruvian government under which Nextel Peru has been granted stability of the income tax regime in effect as of that date, including the new regime for loss carryforwards. Under this agreement, net operating losses may be offset alternatively (i) during the four consecutive years as of the year in which the loss was incurred, or (ii) without limitations, provided that only 50% of the taxable income is offset per year. This agreement expires on September 20, 2027.

5.  Chile

Operating Companies Overview.  We refer to our wholly-owned Chilean operating companies, Centennial Cayman Corp. Chile S.A. and Multikom, S.A., as Nextel Chile. Nextel Chile provides wireless services under the tradename “Nextel.” These operating companies provide service in Santiago, Valparaiso and Vina del Mar, along related transportation corridors and on a limited basis in San Antonio, Rancagua, Melipilla, Talagante, San Felipe, Concepcion and Antofagasta. As of December 31, 2009, Nextel Chile provided services to about 43,700 handsets.

Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2009, Nextel Chile had 312 employees.

Competition.  The three established mobile telephone service providers, Entel Chile, Telefonica Moviles de Chile S.A. and Claro S.A. provide services throughout Chile that compete with Nextel Chile’s wireless services. These competitors also offer third generation mobile services. In addition, other providers of SMR services in Chile have recently sought to amend their telecommunications concessions to allow these providers to deploy digital networks and offer related services in the 400 MHz spectrum band. As a result of the recent Chilean government auctions of licenses related to third generation spectrum, VTR Movil S.A. entered the Chilean wireless telecommunications market. Nextel Chile participated in the recent auctions and was assigned the preliminary rights to spectrum in the 1.7 GHz and 2.1 GHz bands that we intend to use to launch a third generation network that utilizes WCDMA technology. Nextel Chile expects to begin providing third generation service offerings on this new network in 2011.

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

In order to provide digital SMR services in Chile, incorporate digital technology to the networks of our Chilean operating companies and obtain the corresponding authorization to interconnect these networks to the publicly switched telephone network, we have sought and obtained amendments to a number of SMR concessions. The regulatory action approving those amendments required us to build the network within a specified period for each of the amended concessions. We have subsequently obtained several amendments and extensions of the build-out deadline specified in the approved amendments to our SMR concessions. If these build-out deadlines are not met and we do not obtain a new extension, we may be sanctioned by the Chilean authorities unless Nextel Chile decides to forfeit its right to build out the remaining sites not yet built in accordance with the build-out commitments.

In Chile, concessionaires of public telecommunications services and concessionaires of long distance telephony services are required by law to establish and accept interconnection with each other in accordance with regulations adopted by the Chilean regulatory authorities. Additionally, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks are also able to request the assignment of specific numbering blocks for their subscribers. Our operating companies have been granted numbering blocks and are currently interconnected to the public switched telephone network.

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

Foreign Currency Controls, Dividends and Tax Regulation.  The purchase and sale of foreign currency in Chile is not subject to governmental control. Accordingly, any person may freely engage in foreign exchange transactions. There are two foreign exchange markets in Chile. The first is the formal exchange market, which is subject to regulations of the Chilean Central Bank and consists of banks and other entities authorized to participate in the formal market by the Central Bank. This market is generally used for trade-related transactions, such as import and export transactions, regulated foreign currency investments and other transactions, such as remittances abroad and operates at floating rates freely negotiated between the participants.

Foreign investments are subject to regulations in Chile that impose certain requirements that affect the repatriation of those investments. The investment of capital exceeding $10,000 in Chile and the repatriation of the investment and its profits must be carried out under either Decree Law No. 600 or under Chapter XIV of the Compendium of Foreign Exchange Regulations issued by the Central Bank of Chile under the Central Bank Act. Foreign funds registered under Decree Law No. 600 provide specified guarantees with respect to the ability to repatriate funds and the stability of the applicable tax regime. Decree Law No. 600 permits foreign investors to access the formal exchange market to repatriate their investments and profits. Although the foreign investment regulations may permit foreign investors to access the formal exchange market to repatriate their investments and profits, they do not guarantee that foreign currency will be available in the market.

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

Employees

As of December 31, 2009, we had 13,673 employees. Nextel Brazil is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2010. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2009, none of Nextel Mexico’s employees have chosen to participate under these agreements. Except for these agreements with our subsidiaries in Brazil and Mexico, neither we nor any of our other operating companies is a party to any collective bargaining agreement although certain of our operating companies are subject to employment statutes and regulations that establish collective bargaining arrangements that are similar in substance to collective bargaining agreements. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.

Access to Public Filings and Board Committee Charters

We maintain an internet website at www.nii.com. Information contained on our website is not part of this annual report on Form 10-K. Stockholders of the Company and the public may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, through the “investor relations” section of our website. This information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time.

We also provide public access to our code of ethics, entitled the NII Holdings, Inc. Code of Business Conduct and Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The Code of Business Conduct and Ethics and committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of any of these documents free of charge by writing to: NII Holdings Investor Relations, 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. If a provision of our Code of Business Conduct and Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Business Conduct and Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

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

Competition in our markets has intensified in recent periods, and we expect that it will continue to intensify in the future as a result of the entry of new competitors; the development of new technologies, products and services; and the auction of additional spectrum. We also expect the current consolidation trend in the wireless industry to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in larger competitors with greater financial, technical, promotional and other resources to compete with our businesses.

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

We anticipate that competition will lead to continued significant advertising and promotional spending as well as continued pressure on prices for voice services and handsets. In addition, portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been introduced in some of our markets, including Mexico, Brazil and Peru, and may be introduced in other markets in the future. These developments and actions by our competitors could negatively impact our operating results and our ability to attract and retain customers. The cost of adding new customers may increase, reducing profitability even if customer growth continues. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could decline.

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

Our current networks primarily utilize iDEN technology developed and designed by Motorola. iDEN is a proprietary technology that relies solely on the efforts of Motorola and any current or future licensees of this technology for product development and innovation. Additionally, Motorola and RIM are the sole suppliers of all of our handsets. In contrast, our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and wideband code division multiple access, or WCDMA, which are substantially more widely used technologies than iDEN and are available from a significant number of suppliers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

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

We have recently expanded the coverage of our networks, particularly in Mexico and Brazil, but our networks do not offer nationwide coverage in the countries in which we operate and our current technology limits our potential roaming partners. As a result, we may not be able to compete effectively with cellular and personal communications services providers, many of whom operate cellular and personal communications networks with more extensive areas of service. Additionally, many of these providers have entered into roaming agreements with each other, which permit these providers to offer coverage to their customers in each other’s markets. The iDEN technology that we currently use in our networks is not compatible with other wireless technologies such as the digital cellular or personal communications services technologies used by our competitors or with other iDEN networks not operating in the 800 MHz spectrum. Although some of the handset models that we sell are compatible with both iDEN 800 MHz and GSM 900/1800 MHz systems, we offer very few of these models and, as such, we are more limited in our ability to offer the breadth of roaming capabilities of our competitors. In addition, our customers are not able to roam on other carriers’ networks where we do not have roaming agreements. These factors may limit our ability to attract and retain certain customers.

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

The wireless telecommunications industry is experiencing significant technological change. For example, competitors in each of our markets have launched upgraded WCDMA network technology, often referred to as third generation technology, which is designed to support services that use high speed data transmission capabilities, including internet access and video telephony. These and other future technological advancements may enable competitors who use other wireless technologies to offer features or services we cannot provide or exceed the quality of our current level of service, thereby making the services we offer less competitive.

In addition, much of the 800 MHz spectrum that our operating companies are licensed to use is non-contiguous while the third generation technology platforms that are currently available operate only on contiguous spectrum, and, except in Peru, where we hold spectrum rights in the 1.9 GHz band, and Chile, where we expect to be granted a license to use additional spectrum in the 1.7 GHz and the 2.1 GHz bands as a result of a recently completed auction, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology. These factors may make it more difficult or impossible for us to migrate to a new technology if we choose to do so unless we acquire spectrum that supports these new technologies. Acquiring the spectrum and deploying the related network equipment requires a significant amount of time and capital. If we are unable to acquire additional spectrum or deploy new technologies using that spectrum, or if we are unable to raise sufficient capital to do so, we will continue to be heavily reliant on Motorola, as the sole supplier of iDEN technology, to maintain the competitiveness of our services and customer equipment. If Motorola is unwilling or unable to upgrade or improve iDEN technology or develop other technology solutions to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. In addition, if we decide to pursue the deployment of networks based on a new technology that operates on a different spectrum band, we will incur significant additional capital and other costs to acquire this new spectrum and to acquire and deploy the new networks. For more information, see “8. Costs and other aspects of a future deployment of advanced technology could adversely affect our operations. The deployment of new technology and service offerings could result in network degradation or the loss of customers.”

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

During 2008 and 2009, we experienced a higher consolidated customer turnover rate compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions in Mexico and Argentina and the more competitive sales environment in Mexico that arose during 2008 and continued through 2009. In addition, portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been introduced in some of our markets, including Mexico, Brazil and Peru, and may be introduced in other markets in the future, which could make it more difficult for us to retain our customers. The cost of acquiring a new customer is much higher than the cost of maintaining an existing customer. Accordingly, an increase in customer deactivations could have a negative impact on our operating income, even if we are able to obtain one new customer for each lost customer. If we experience an increase in our customer turnover rate, due to these factors or to the recent decline in general economic conditions, our ability to achieve revenue growth could be impaired.

i.	We may be limited in our ability to grow unless we expand network capacity and coverage and address increased demands on our business systems and processes as needed.

Our customer base continues to grow rapidly. To continue to successfully increase our number of customers and pursue our business plan, we must economically:

•	expand the capacity and coverage of our networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet customer demand.

In the past, we have experienced difficulty in obtaining sufficient volumes and types of handsets from Motorola; delays in the development and availability of new handset models; and handset manufacturing quality problems, particularly with respect to new handset models. Our operating performance and ability to retain new customers may be adversely affected if these problems arise and we are not able to timely and efficiently address them, or if we are unable to meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. In the next few years, we plan to deploy new systems that are designed to support the expected demands on our customer care and billing functions, but the transition to these new systems could heighten these risks. If we encounter problems in this transition, it could have a material adverse effect on our business.

2.	We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

a.	Adverse changes in the economic environment in our markets and a decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.

During 2008 and 2009, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. These conditions have adversely affected economic growth both globally and in the markets in which we operate. There has also been an increase in the inflation rates in some of the markets in which we operate, particularly in Argentina. While we believe that we will be able to continue to successfully implement our current business plan, these economic trends could affect our business in a number of ways, including by:

•	reducing the demand for our services resulting from reduced discretionary spending;

•	increasing the level of competition among the other wireless service providers as we compete for a smaller number of potential customers, which could require us to offer more competitive service plans that could result in lower average revenue per customer or increase our costs to provide the related services; and

•	increasing the level of voluntary customer turnover due to increased competition and simultaneously increasing the levels of involuntary customer turnover and bad debt expense as customers find it more difficult to pay for services.

Historically, the values of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile, and the unstable global economic environment and recent weakness in the economies of some of the countries where we operate has led to increased volatility in these currencies during 2008 and 2009. Nearly all of our revenues are earned in non U.S. currencies, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates can have a significant impact on our reported results that are unrelated to the operating trends in our business. In addition, a significant portion of our outstanding debt is denominated in U.S. dollars. Depreciation in the values of the local currencies in the markets in which we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, declines in the value of local currencies in our markets relative to the U.S. dollar during 2009 have resulted in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies, compared to 2008. The depreciation of the local currencies also results in increased costs to us for imported equipment. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to continue to be adversely affected.

b.	We face economic and political risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations or hurt our performance.

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

In recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. We are unable to predict the impact that local or national elections and the associated transfer of power from incumbent officials or political parties to newly elected officials or parties may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate. Other risks associated with political instability could include the risk of expropriation or nationalization of our assets by the governments in the markets where we operate. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country or in the United States may affect our business as a whole, including our access to international capital markets.

c.	Our operating companies are subject to local laws and government regulations in the countries in which they operate, which could limit our growth and strategic plans and negatively impact our financial results.

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

In addition, in each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. In some markets, we are unable, or have limitations on our ability, to provide some types of services we have planned to offer. These limitations, or similar regulatory prohibitions or limitations on our services that may arise in the future could increase our costs, reduce our revenues or make it more difficult for us to compete.

The regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. If our competitors are successful in pursuing claims such as these, or if the regulators in our markets take actions against us in response to actions initiated by our competitors, our ability to pursue our business plans and our results of operations could be adversely affected. In addition, if our competitors were to challenge the results of auctions in which we are a participant, it could adversely affect our ability to acquire the rights to use spectrum that would provide us with the ability to deploy new technologies that support new services that would position us to compete more effectively.

Finally, rules and regulations affecting tower placement and construction affect our ability to operate in each of our markets, and therefore impact our business strategies. In some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the cell sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers, result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. Our licenses to use spectrum in some of our markets require us to build our networks within proscribed time periods, and rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in the loss of spectrum licenses.

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

Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For example, the Mexican government recently enacted an excise tax on telecommunications services, increased the value-added tax rate and enacted an increase to the corporate income tax rate. In addition, our operating company in Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax and is subject to various types of non-income taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the recent economic downturn has led to proposals and new laws in some of our markets that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.

Distributions of earnings and other payments, including interest, received from our operating companies may be subject to withholding taxes imposed by some countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from those operating companies. See “Part I. Operating Companies” for more information.

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

Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases, our petitions have been denied and we are currently appealing those decisions. See Note 7 to our consolidated financial statements for more information regarding our potential tax obligations in Brazil.

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

3.	Our funding needs and debt service requirements could make us more dependent on external financing and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.

Historically, cash flow from our operating activities has not been sufficient to cover all of our consolidated working capital requirements, interest expenses, taxes and capital expenditures as we have expanded our business. The operation, expansion and upgrading of our networks, as well as the marketing and distribution of our services and products, require substantial capital. Our funding needs may also increase in order to pursue one or more of the following opportunities:

•	acquisitions of spectrum licenses, either through government sponsored auctions, including auctions of spectrum that are expected to occur in Mexico and Brazil, or through acquisitions of third parties, acquisitions of assets or businesses or other strategic transactions;

•	a decision by us to deploy new network technologies, in addition to the planned network deployments in Peru and Chile, or to offer new communications services in one or more of our markets; or

•	our expansion into new markets or further geographic expansion in our existing markets, including the construction of additional portions of our network.

Our funding needs could also be affected by changes in economic conditions in any of our markets generally, or by competitive practices in the mobile wireless telecommunications industry from those currently prevailing or from those now anticipated, or by other presently unexpected circumstances that may arise that have a material effect on the cash flow or profitability of our wireless business. Any of these events or circumstances could involve significant additional funding needs in excess of the currently available sources, and could require us to raise additional capital to meet those needs.

Deteriorating conditions in the worldwide economy and the capital markets during 2008 and 2009 have resulted in significant increases in the cost of capital and have made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. As a result, the interest rates applicable to the debt financings we completed in 2009 are substantially higher than the rates that apply to the convertible debt we incurred in prior years. Adverse changes in market conditions in the future could make it difficult or impossible for us to raise the capital necessary to pursue our plans to acquire additional spectrum and deploy new networks in our markets. While we believe that our current cash balances and the funds we expect to generate in our business are sufficient to support our existing iDEN business and our current business plans, including the deployment of new networks in Peru and Chile where we have acquired or expect to acquire spectrum that supports those networks, we have in the past and likely will in the future depend upon access to the credit and capital markets to help fund: (i) the growth of our business, (ii) the acquisition of additional spectrum, and (iii) capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. In addition, if there is an adverse change in market conditions similar to what we experienced in the first quarter of 2009, our access to funding that may be needed to pursue current and future business plans to expand and acquire rights to use spectrum and deploy networks that use new technologies in our markets may be limited.

We also have substantial outstanding indebtedness that will mature or may be tendered for purchase over the next five years, with approximately $416.1 million principal face amount of obligations outstanding as of December 31, 2009 that are due during that period under our syndicated loan facilities in Mexico and Brazil ($81.0 million of which is due in 2010); $350.0 million in principal face amount of convertible indebtedness that may be tendered for purchase at the option of the relevant holders on each of August 15, 2010, 2012, 2015 and 2020; and $1.2 billion in convertible indebtedness that matures in 2012, which will require us to either refinance the indebtedness and/or repay it with our available cash. In addition, upon the occurrence of certain kinds of change of control events, we may be required to repurchase or repay a significant portion of our outstanding debt.

Our existing or potential funding needs for our business, including funds required to support our current plans to acquire spectrum and deploy networks that use new technologies, and for other purposes including the refinancing of our existing indebtedness, may make it necessary for us to secure additional financing, in the form of either debt or equity. Our ability to obtain additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including the commercial success of our operations, volatility and demand of the capital markets and future market prices of our securities. If we fail to obtain suitable financing when it’s required, it could, among other things, result in our inability to implement our current or future business plans and negatively impact our results of operations.

4.	Our current and future debt may limit our flexibility and increase our risk of default.

As of December 31, 2009, the total outstanding principal amount of our debt was $3,713.5 million. We may, over time and as market conditions permit, incur significant additional indebtedness for various purposes, which may include, without limitation, expansion of our existing network, the acquisition of telecommunications spectrum licenses or other assets, the deployment of new network technologies and the refinancing, repayment or repurchase of outstanding indebtedness. The terms of the indenture governing our senior notes and the agreements governing our other indebtedness permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify.

Our existing debt and debt we may incur in the future could:

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing that we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.

Furthermore, the indentures relating to our senior notes and certain of our financing agreements include covenants that impose restrictions on our business and, in some instances, require us and our subsidiaries to maintain specified financial ratios and satisfy financial tests. Similar restrictions may be contained in future financing agreements. If we or our subsidiaries are not able to meet the applicable ratios and satisfy other tests, or if we fail to comply with any of the other restrictive covenants that are contained in our current of future financing agreements, we will be in default with respect to one or more of the applicable financing agreements, which in turn may result in defaults under the remaining financing arrangements, giving our lenders and the holders of our debt securities the right to require us to repay all amounts then outstanding. In addition, these covenants and restrictions may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities, which may affect our ability to generate revenues and profits.

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

5.	Costs and other aspects of a future deployment of advanced technology could adversely affect our operations. The deployment of new technology and service offerings could result in network degradation or the loss of customers.

We may decide to acquire new spectrum rights and deploy new technologies to enable us to offer our customers new and advanced services. To date, we have acquired rights to use 1.9 GHz spectrum in Peru that require us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. In addition, we were recently designated as the successful bidder for spectrum in the 1.7 GHz and 2.1 GHz spectrum bands in a recently completed spectrum auction in Chile. If the related license is granted we will be required to deploy new network technology throughout Chile consistent with the plans we submitted in the auction process, which include areas that we do not currently serve. Our deployments of new technologies to offer our customers new and advanced services in Peru, Chile and our other markets will require significant capital expenditures. Those expenditures could increase in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications, such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. In addition, a deployment of new technologies will result in incremental operating expenses prior to fully launching services. We would also incur significant costs associated with the integration of services offered on the new networks with those offered on our existing iDEN network and with the integration of billing, customer care and other support functions.

Deployment of new technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services and may require us to take action like curtailing new customers in certain markets. Any resulting customer dissatisfaction could affect our ability to retain customers and have an adverse effect on our results of operations and growth prospects.

Additionally, we may be required to raise additional funds in order to finance the costs associated with the development and deployment of a new technology and, if required, the acquisition of related spectrum rights in one or more of our markets including auctions of spectrum that are expected to occur in Mexico, Brazil and Argentina. To do so, we may issue shares of common stock or incur new debt. Current conditions in the financial markets may make it more difficult and expensive for us to access the capital markets and raise funds to meet these needs. See “3. Our funding needs and debt service requirements could make us more dependent on external financing and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.” and “4. Our current and future debt may limit our flexibility and increase our risk of default.” for more information.

6.	The costs we incur to connect our operating companies’ networks with those of other carriers are subject to local laws in the countries in which they operate and may increase, which could adversely impact our financial results.

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local and long distance transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we usually incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to local regulation in most of the countries in which we operate, and often require us to negotiate agreements with the other carriers, most of whom are our competitors, in order to provide our services. In some instances, other carriers offer their services at prices that are near or lower than the rates that we pay for termination, which may make it more difficult for us to compete profitably. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations in the countries in which we operate and the negotiations with the other carriers. For example, a trade association representing some of our competitors in Brazil recently filed a petition against Anatel to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers under the calling party pays structure in Brazil. Changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

7.	Because we rely on one supplier for equipment used in our mobile networks, any failure of that supplier to perform could adversely affect our operations.

Much of the spectrum that our operating companies are licensed to use is non-contiguous, and the iDEN technology supported by Motorola is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, Motorola is currently our sole source for most of the network equipment and most of the handsets we sell. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel, is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel’s plans for the iDEN technology could affect Motorola’s ability to provide support for the development of new iDEN handset models, which could make it more difficult for us to compete effectively in some of our markets where new handset styles and features are heavily valued by customers. Lower levels of iDEN equipment purchases by Sprint Nextel could also significantly increase our costs for equipment and new network features and handset developments and could impact Motorola’s decision to continue to support iDEN technology beyond their current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, including potentially as a result of adverse developments at Motorola with respect to its operations, profitability, and financial condition or other business developments, we will be materially adversely affected. In addition, in February 2010, Motorola announced plans to separate its mobile devices and home division into a separate public entity. While we cannot determine the impact of Motorola’s planned separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

8.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

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

Our business depends heavily upon third party distribution channels for securing a substantial portion of the new customers to our services. In some of our markets, a significant portion of our sales through these indirect distribution channels is concentrated in a small number of third party dealers. Because these third party dealers are a primary contact between us and the customer in many instances, they also play an important role in customer retention. As a result, the volume of our new customer additions and our ability to retain customers could be adversely affected if these third party dealers terminate their relationship with us, if there are adverse changes in our relationships with these dealers or if the financial condition of these dealers deteriorates. In addition, our profitability could be adversely affected if we increase commissions to these dealers or make other changes to our compensation arrangements with them.

10.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In Mexico, we have filed applications to renew 31 of our licenses, all of which expired prior to their renewal. Nextel Mexico subsequently received renewals of seven of the expired licenses. While we expect that the remainder of these renewals will be granted, if some or all of these renewals are not granted, it could have an adverse effect on our business.

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

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through increased costs of doing business, additional governmental regulation that sets emissions standards or otherwise limits or prohibits our devices from being marketed and sold, a reduction in customers, reduced network usage per customer or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency emissions and health concerns.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 105,337 square feet of office space under a lease expiring in February 2020. In addition, each of our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. As of December 31, 2009, our operating companies had constructed sites at leased and owned locations for their business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico	2,715
Nextel Brazil	3,101
Nextel Argentina	862
Nextel Peru	595
Nextel Chile	90

Total	7,363

These sites include sites sold and leased back from American Tower Corporation, as well as various co-location sites with American Tower Corporation and other operators.

Item 3.	Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 7 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

The following people were serving as our executive officers as of February 18, 2010. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 47, has been a director on the board of NII Holdings since 1997, chief executive officer from 2000 until February 2008 and chairman of the board since November 12, 2002. In February 2008, he became executive chairman of NII Holdings. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Steven P. Dussek, 53, has been a director on the board of NII Holdings since 1999 and has been chief executive officer of NII Holdings since February 2008. Prior to joining NII Holdings, Mr. Dussek served as president and chief executive officer of Dobson Communications Corporation, a publicly traded wireless telecommunications company, from April 2005 until November 2007 when AT&T Wireless Services acquired Dobson Communications. From 1999 to 2000, Mr. Dussek was the chief executive officer of NII Holdings and was the president and chief operating officer of NII Holdings from March 1999 until September 1999. From 1996 to 2002, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From 1995 to 1996, Mr. Dussek served as vice president and general manager of the northeast region for the PCS division of AT&T Wireless Services. From 1993 to 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc., a paging company. Mr. Dussek served on the board of directors of Dobson Communications from 2006 to 2007.

Gokul Hemmady, 49, has been the vice president and chief financial officer of NII Holdings since June 2007. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.

Gary D. Begeman, 51, has been the vice president and general counsel of NII Holdings since February 2007 having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2003 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation and was a vice president of Nextel Communications, Inc. prior to its merger with Sprint. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.

Ruben Butvilofsky, 57, has served as president of Nextel Argentina since August 2005. From 1998 to August 2005, Mr. Butvilofsky served as Nextel Argentina’s vice president of commercial operations. Prior to joining Nextel Argentina, Mr. Butvilofsky was the sales director of Liberty ART, a subsidiary of Liberty Mutual, in their Argentina operations. Before joining Liberty ART, he was a direct sales manager for Bellsouth (Movicom) and an indirect channel manager for IBM Argentina.

Sergio Borges Chaia, 44, has served as president and chief executive officer of Nextel Brazil since January 2007. From 1996 until he joined Nextel Brazil in 2007, Mr. Chaia held various management positions with Sodexho Pass Brazil, including president, chief executive officer and managing director.

Peter A. Foyo, 44, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

Daniel E. Freiman, 38, has been our vice president and treasurer since October 2008. Mr. Freiman was our vice president and controller from April 2005 to September 2008. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.

Teresa S. Gendron, 40, has been our vice president and controller (chief accounting officer) since January 2010. Ms. Gendron was our vice president and assistant controller from 2008 to December 2009. Prior to

2008, Ms. Gendron was our vice president of financial compliance from 2005 to 2008 and our management director and assistant controller from 2002 to 2005.

Claudio A. Hidalgo, 39, has served as president of Nextel Chile since February 2010. From 2009 through 2010, Mr. Hidalgo was vice president, mobile business and third generation project for VTR, a Chilean telecommunications company and subsidiary of Liberty Global, Inc. From 2007 through 2010, Mr. Hidalgo was an entrepreneur with several new companies, including Contiggo S.A., a financing company; Tonica S.A., an advertising company; A7 S.A., an events promotion company; and Intellity Consulting/ Telecom, a consulting company. From 2004 through 2007, Mr. Hidalgo served as president and chief executive officer of Telefonica Moviles Panama and Nicaragua together, and from 1999 to 2004, Mr. Hidalgo was the president and chief executive officer of Movistar Puerto Rico.

Alfonso Martinez, 48, has been our vice president of human resources since December 2008. From 2005 to November 2008, Mr. Martinez held various management positions with Sodexho, an integrated food and facilities management service provider, and was most recently the group vice president of global talent. From 2003 to 2005, Mr. Martinez was the chief executive officer of the Hispanic Association on Corporate Responsibility. Prior to 2003, Mr. Martinez held various positions with Capital One, Aetna Insurance and Marriott International.

John McMahon, 45, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

Miguel E. Rivera, 57, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

Gregory J. Santoro, 47, has been our vice president and chief marketing and strategy officer since February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.

Alan Strauss, 50, has been our vice president and chief technology and engineering officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1.	Market for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the trading symbol “NIHD.” The following table sets forth on a per share basis the reported high and low sales prices for our common stock, as reported on the market at the time, for the quarters indicated.

	Price Range of
	Common Stock
	High	Low

2008
First Quarter	$52.72	$28.71
Second Quarter	52.37	32.04
Third Quarter	57.05	32.93
Fourth Quarter	38.43	12.38
2009
First Quarter	$24.49	$10.23
Second Quarter	21.39	12.87
Third Quarter	31.39	17.98
Fourth Quarter	35.08	26.12

2.	Number of Stockholders of Record

As of February 18, 2010, there were approximately 14 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

3.	Dividends

We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. In addition, some of our financing documents contain and future financing agreements may contain restrictions on the payment of dividends. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and make contractual payments under our debt facilities in accordance with our business plan.

4.	Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2009.

Performance Graph

The following graph presents the cumulative total stockholder return on our common stock from December 31, 2004, when we were listed on the Nasdaq National Market, through July 3, 2006, when we moved to the Nasdaq Global Select Market, until December 31, 2009. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2004 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

NII Holdings	$100.00	$351.17	$518.08	$388.48	$146.16	$269.97
Nasdaq 100	$100.00	$110.83	$118.38	$140.48	$81.57	$62.23
America Movil	$100.00	$107.02	$165.40	$224.54	$113.35	$171.76
Millicom International	$100.00	$153.37	$352.23	$673.94	$256.63	$421.54

Item 6.	Selected Financial Data

The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Operating revenues	$4,397,599	$4,269,380	$3,296,295	$2,371,340	$1,745,839
Foreign currency transaction gains (losses), net	$104,866	$(120,572)	$19,008	$3,557	$3,357
Net income	$381,491	$341,955	$353,748	$284,950	$165,810

Net income per common share, basic	$2.30	$2.05	$2.12	$1.85	$1.13

Net income per common share, diluted	$2.27	$2.02	$2.02	$1.67	$1.03

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Consolidated Balance Sheet Data:
Total assets	$7,554,693	$5,090,073	$5,436,205	$3,298,681	$2,622,960
Long-term debt, including current portion	$3,580,788	$2,133,140	$2,061,381	$1,078,698	$1,078,655

Foreign Currency Transaction Gains (Losses), Net.  Consolidated foreign currency transaction gains of $104.9 million for the year ended December 31, 2009 are primarily related to the impact of the significant appreciation in the value of the Brazilian real relative to the U.S. dollar during 2009 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars. Consolidated foreign currency transaction losses of $120.6 million for the year ended December 31, 2008 are primarily due to $80.2 million in losses related to the impact of the significant depreciation in the value of the Brazilian real relative to the U.S. dollar during the second half of 2008 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars, as well as $44.8 million in losses related to the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities during the same period. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We include certain estimates, projections and other forward-looking statements in our annual, quarterly and current reports, as well as in other publicly available material. Statements regarding expectations, including forecasts regarding operating results and performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs, the timing of various events, the economic and regulatory environment and the foreign currency exchange rates of currencies in the countries in which our operating companies conduct business relative to the U.S. dollar.

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain customers;

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign currency exchange rate volatility in our markets when compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs, including the impact of the disruption in global capital markets during 2008 and 2009 that have made it more difficult or costly to obtain funding on acceptable terms;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally and the costs and/or potential customer impacts of compliance with regulatory mandates;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.

The words “may,” “could,” “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2009 and 2008 and our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

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

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including Blackberrytm services, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of finding the optimal balance of growth and profitability regardless of the competitive landscape. See “Forward Looking Statements” above and “Item 1A. — Risk Factors” for information on risks and uncertainties that could affect our ability to reach these goals and the other objectives described below.

We have also acquired licenses of spectrum outside the 800 MHz band in Peru and Chile that can be used to support other wireless technologies in the future. We intend to use that spectrum to support the deployment of a new third generation network that utilizes WCDMA technology. Nextel Peru launched third generation service in December 2009, and Nextel Chile is currently in the process of constructing its third generation network. Nextel Chile expects to begin providing third generation service offerings in 2011.

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

Targeting High Value Customers.  Our main focus is on customers who purchase services under contract and primarily use our services in their businesses and on individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we have recently acquired generally have a lower number of handsets per customer, and we expect this trend to continue. We expect that although we will continue to focus on our current high value subscriber base, the introduction of new handsets, service offerings and pricing plans made possible in markets where we launch services supported by a third generation network may enable us to further expand our targeted customer groups in those markets.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where we have substantially expanded our coverage. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. We made significant additional investments in Brazil in 2008 and 2009 in order to expand our service areas, including expansion into the northeast region of the country, and add more capacity to Nextel Brazil’s network to support its growth. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Sprint Nextel is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them. In light of the reduction in Sprint Nextel’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. In February 2010, Motorola announced plans to separate its mobile devices and home division into a separate public entity. While we cannot determine the impact of Motorola’s planned separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks, including evaluating the feasibility of offering third generation voice and broadband data services in the future. This focus on offering innovative and differentiated services makes it important that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. In some cases, we will consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights. We have acquired spectrum in Peru and launched service there on our WCDMA-based third generation network in December 2009. In 2009, we were assigned preliminary rights to spectrum in Chile that we intend to use to support the deployment of a third generation network that utilizes WCDMA technology. In addition, we expect to pursue opportunities to acquire additional spectrum in our other markets in the future, including through participating in the spectrum auctions that are expected to be conducted in Brazil, Mexico and Argentina to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy.

As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and the market demand for the supported services. Our decision whether to acquire rights to use additional spectrum, as well as our choice of alternative technologies to be deployed on any spectrum we acquire, would likely be affected by a number of factors, including:

•	the types of features and services supported by the technology and our assessment of the demand for those features and services;

•	the availability and pricing of related equipment, whether that equipment is designed to operate or can be modified to operate on the spectrum bands we are licensed to use or that are available for purchase in our markets, and whether other wireless carriers are operating or plan to operate a particular technology;

•	the spectrum bands available for purchase in our markets and the expected cost of acquiring that spectrum;

•	our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis; and

•	the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology. See “Future Capital Needs and Resources” for more information.

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We have deployed a third generation network in Peru that utilizes WCDMA technology and will operate on this spectrum, and in the fourth quarter of 2009, we launched high speed wireless data services using air cards supported by our third generation network in Peru. Similarly, in September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. We believe that the deployment of these third generation networks will enable us to offer new and differentiated services to a larger base of potential customers.

During 2008 and 2009, the global economic environment was characterized by a significant decline in economic growth rates, a marked increase in the volatility of foreign currency exchange rates, disruptions in the capital markets and a reduction in the availability of financing. Although economic conditions in some of our markets stabilized to some extent during the second half of 2009, some of these conditions are expected to continue. We have also seen continued high inflation rates in Argentina. While we believe that we will be able to continue to expand our business in this environment, these economic trends could affect our business in a number of ways by:

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

Deteriorating conditions in the worldwide economy and the capital markets during 2008 and 2009 have also resulted in significant increases in the cost of capital and have made it increasingly difficult for companies with operations in emerging markets to obtain debt or equity financing on acceptable terms. As a result of these and other factors, the interest rates applicable to the debt financings we completed in 2009 are substantially higher than the rates that apply to the debt we raised in prior years. While a number of governments have taken actions in an effort to address liquidity issues in the financial markets and have undertaken various other initiatives designed to help relieve the credit crisis, the overall effects of these and other efforts on the financial markets are uncertain, and they may not have the intended effects. While we believe that our current cash balances, including the net proceeds from the senior note offerings we completed during the third and fourth quarters of 2009, and the funds we expect to generate in our business are sufficient to support our existing iDEN business and our current business plans, we have in the past and likely will in the future depend upon access to the credit and capital markets to help fund the growth of our business for the acquisition of additional spectrum and for capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of new network technologies. If the present economic and financial market conditions continue, our borrowing costs could increase to the extent that we incur new debt at comparatively higher interest rates, and it may be difficult for us to obtain funding on terms that are acceptable. These market conditions may limit our access to funding that may be needed to pursue our expansion plans and to acquire rights to use spectrum and deploy networks that use new technologies in our markets.

We have taken a number of actions to address the potential impact of changes in the economic environment, including:

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

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of December 31, 2009 and 2008. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on our mobile networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2008	2,726	1,812	967	669	26	6,200
Net subscriber additions	261	671	63	172	18	1,185

Handsets in commercial service — December 31, 2009	2,987	2,483	1,030	841	44	7,385

Foreign Currency Exposure

Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. Historically, the value of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile. Recent weakness in the worldwide economy and in the economies of some of those countries has led to increased volatility in these currencies. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains or losses. For example, changes in the foreign currency exchange rates of the Brazilian real and the Mexican peso resulted in foreign currency transaction losses of $104.4 million during the fourth quarter of 2008. While the average values of the Brazilian real and the Mexican peso appreciated relative to the U.S. dollar during the second half of 2009 compared to the first half of 2009, those values remained at levels below those that prevailed during the beginning of 2008.

During the second half of 2008 and the first half of 2009, there was a significant depreciation in the value of the local currencies in all of our markets relative to the U.S. dollar. If this trend continues, it could make it more costly for us to service our debt obligations, substantially all of which are denominated in U.S. dollars, and could affect our operating results because we pay for some of our operating expenses and capital expenditures in U.S. dollars. In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations have resulted in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments in local currencies during 2009 compared to 2008. If the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected. Conversely, appreciation of the U.S. dollar relative to the currencies in the countries where we do business could result in stronger reported results and increased asset values that are unrelated to the operating trends in our business. Additional information regarding the impact of currency rates is included in the discussion of our segments under “Results of Operations.”

Brazilian Contingencies

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during 2009.

As of December 31, 2009 and 2008, Nextel Brazil had accrued liabilities of $13.9 million and $18.3 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Nextel Brazil did not have any unasserted claims as of December 31, 2009. Of the total accrued liabilities as of December 31, 2008, Nextel Brazil had $9.2 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $121.8 million and $125.8 million as of December 31, 2009. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies

As of December 31, 2009 and 2008, Nextel Argentina had accrued liabilities of $28.2 million and $35.0 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over one million accounts, it is impracticable to review the collectibility of each individual account when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, forecasted write-offs, age of the accounts receivable portfolio and other factors. Actual write-offs in the future could be impacted by general economic and business conditions that are difficult to predict and therefore may differ from our estimates. See “Item 1A. — Risk Factors — 2a. Adverse changes in the economic environment in our markets and a decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.”

Depreciation of Property, Plant and Equipment.  The operation of wireless communications networks is a capital intensive business. We record at cost our network assets and other improvements that in our opinion, extend the useful lives of the underlying assets, and depreciate those assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft under capital lease using the straight-line method based on the lease term of 10 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than anticipated. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations.

Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 10 to 20 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Most of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum may be limited. In light of these uncertainties we classify our licenses as finite lived intangible assets. Our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.

Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under the FASB’s authoritative guidance on asset retirement obligations arise from certain of our leases and relate primarily to the cost of removing our network infrastructure and administrative assets from the leased space where these assets are located at the end of the lease. Estimating these obligations requires us to make certain assumptions that are highly judgmental in nature. The significant assumptions used in estimating our asset retirement obligations include the following: the probability that our assets with asset retirement obligations will be removed at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; removal costs that are indicative of what third party vendors would charge us to remove the assets; expected inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates. We periodically review these assumptions to ensure that the estimates are reasonable. Any change in the assumptions used could significantly affect the amounts recorded with respect to our asset retirement obligations.

Foreign Currency.  We translate the results of operations for our non-U.S. subsidiaries from the designated functional currency to the U.S. dollar using average exchange rates for the relevant period. We translate assets and liabilities using the exchange rate in effect at the relevant reporting date. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. Because we translate the operations of our non-U.S. subsidiaries using average exchange rates, our operating companies’ trends may be impacted by the translation.

We report the effect of changes in exchange rates on U.S. dollar-denominated assets and liabilities as foreign currency transaction gains or losses. We report the effect of changes in exchange rates on intercompany transactions of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. The intercompany transactions that, in our view, are of a long-term investment nature include certain intercompany loans and advances from our U.S. subsidiaries to Nextel Brazil and Nextel Chile and an intercompany payable to Nextel Mexico. In contrast, we report the effect of exchange rates on U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated in the foreseeable future, as foreign currency transaction gains or losses in our consolidated statements of operations. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on how we report foreign currency transaction gains and losses in our consolidated financial statements.

Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with the FASB’s authoritative guidance on accounting for contingencies. We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, loss contingencies if it is reasonably possible that a loss will occur and if the loss can be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. The FASB’s authoritative guidance requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.

Stock-Based Compensation.  On January 1, 2006, we adopted the fair value recognition provisions of the FASB’s updated authoritative guidance on share-based payments, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options and restricted stock. We used the modified prospective transition method and therefore did not restate our prior period’s results. As a result, our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 include share-based compensation expense for awards granted (i) prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the FASB’s authoritative guidance on accounting for stock-based compensation and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the FASB’s updated authoritative guidance on share-based payments.

We use the Black-Scholes-Merton option pricing model, which we refer to as the Black-Scholes Model, for purposes of determining the estimated fair value of share-based payment awards on the date of grant under the FASB’s updated authoritative guidance. The Black-Scholes Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Model requires the input of highly subjective assumptions, including expected stock price volatility and exercise behavior, as well as other assumptions including the average risk free interest rate and expected dividend yield.

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

Additionally, the use of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models such as Black-Scholes. Although the fair value of stock option awards is determined in accordance with the FASB’s authoritative guidance on share-based payments, using the Black-Scholes Model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of the stock options.

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

Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with the FASB’s authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date of October 31, 2002 and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the FASB’s updated authoritative guidance on business combinations, effective beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. We will also record decreases, if any, of the post-reorganization valuation allowance as a reduction to our income tax expense. Using a “with-and-without” method, in accordance with the FASB’s updated authoritative guidance on share-based payments, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

Realization of deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2010. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2010 to determine the appropriate level of valuation allowances.

During 2009, we maintained our prior year position regarding the repatriation of foreign earnings back to the U.S. As of December 31, 2008, we included a $55.1 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by $35.7 million to $19.4 million as of December 31, 2009 due to a $38.3 million tax effect on the distribution received from our Mexico and Argentine subsidiaries and a $2.6 million increase due to the strengthening in the Mexican exchange rate against the U.S. dollar. Except for the earnings associated with this $19.4 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed in the U.S. under the subpart F rules. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria of the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on our consolidated financial statements or may exceed the current income tax reserves in amounts that could be material.

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

As further discussed in the notes to our condensed consolidated financial statements, we adjusted our consolidated financial statements for the years ended December 31, 2008 and 2007 for the retrospective application of the Financial Accounting Standards Board’s, or FASB’s, recently issued authoritative guidance for convertible debt instruments.

1. Year Ended December 31, 2009 vs. Year Ended December 31, 2008

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$4,153,548	94%	$4,048,466	95%	$105,082	3%
Digital handset and accessory revenues	244,051	6%	220,914	5%	23,137	10%

	4,397,599	100%	4,269,380	100%	128,219	3%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,225,222)	(28)%	(1,110,927)	(26)%	(114,295)	10%
Cost of digital handset and accessory sales	(623,733)	(14)%	(585,391)	(14)%	(38,342)	7%

	(1,848,955)	(42)%	(1,696,318)	(40)%	(152,637)	9%
Selling and marketing expenses	(536,150)	(12)%	(568,864)	(13)%	32,714	(6)%
General and administrative expenses	(902,313)	(21)%	(831,778)	(20)%	(70,535)	8%
Depreciation and amortization	(433,304)	(10)%	(405,120)	(9)%	(28,184)	7%

Operating income	676,877	15%	767,300	18%	(90,423)	(12)%
Interest expense, net	(218,844)	(5)%	(205,516)	(5)%	(13,328)	6%
Interest income	25,586	1%	68,411	2%	(42,825)	(63)%
Foreign currency transaction gains (losses), net	104,866	2%	(120,572)	(3)%	225,438	(187)%
Other expense, net	(2,308)	—	(28,806)	(1)%	26,498	(92)%

Income before income tax provision	586,177	13%	480,817	11%	105,360	22%
Income tax provision	(204,686)	(4)%	(138,862)	(3)%	(65,824)	47%

Net income	$381,491	9%	$341,955	8%	$39,536	12%

NM-Not Meaningful

Throughout 2009, we continued to expand our subscriber base across all of our markets with much of this growth concentrated in Brazil and Mexico. We also experienced a higher consolidated customer turnover rate compared to 2008, which resulted primarily from the combined impact of weaker economic conditions in Mexico and Argentina throughout 2009 and the more competitive sales environment in Mexico that arose during 2007 and continued through 2009. While we have implemented initiatives designed to stabilize customer turnover rates in our markets, which resulted in improved customer turnover rates during the third and fourth quarters of 2009 compared to the customer turnover rates experienced in the first two quarters of the year, the economic environment and competitive conditions we face in our markets have adversely affected, and may continue to adversely affect, our ability to retain customers, particularly in Mexico.

We continued to invest in coverage expansion and network improvements throughout 2009, resulting in consolidated capital expenditures of $733.2 million, which represented a 12% decrease from 2008. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. We expect that the amounts invested in Brazil to expand our network coverage and improve network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments for 2010 as we focus more resources on expansion in that market. In addition, our deployment of a third generation network in Peru has required and will continue to require significant additional capital expenditures as will our planned deployment of a third generation network in Chile. We will also incur significant additional capital expenditures if we pursue our plans to acquire spectrum and deploy third generation networks in any of our other markets. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

The average values of the local currencies in each of our markets depreciated relative to the U.S. dollar during the year ended December 31, 2009 compared to the year ended December 31, 2008. Our operating results for 2010 will be adversely affected when compared to prior periods if the values of the local currencies relative to the U.S. dollar remain at the average levels that prevailed during the first half of 2009.

1.	Operating revenues

The $105.1 million, or 3%, increase in consolidated service and other revenues from 2008 to 2009 is primarily due to a 24% increase in the average number of total handsets in service from 2008 to 2009, which resulted from both the continued strong demand for our services and our balanced growth and expansion strategy, primarily in Brazil. This increase was partially offset by a decrease in average consolidated revenues per subscriber resulting from the depreciation in the average values of the local currencies in each of our markets relative to the U.S. dollar, reductions in the average revenue per subscriber due to continued competitive pressures in Mexico and an increase in the percentage of subscribers purchasing lower priced prepaid rate plans in Peru.

The $23.1 million, or 10% increase in consolidated digital handset and accessory revenues from 2008 to 2009 is largely due to an increase in consolidated handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

2.	Cost of revenues

The $114.3 million, or 10%, increase in consolidated cost of service from 2008 to 2009 is mostly due to the following:

•	an increase in consolidated service and repair costs, primarily in Brazil, resulting from increased cost of repair per subscriber related to a change in the mix of handsets in Brazil toward more mid and high tier handsets;

•	an increase in consolidated interconnect costs, principally in Brazil, resulting from an increase in consolidated interconnect minutes of use;

•	an increase in consolidated direct switch and transmitter and receiver site costs resulting from an increase in the consolidated number of cell sites in service from December 31, 2008 to December 31, 2009; and

•	an increase in consolidated payroll and employee related costs primarily related to severance costs we incurred in the fourth quarter of 2009 in connection with the expected transition of certain employees to outsourcing vendors that will provide network and information technology management services.

The $38.3 million, or 7%, increase in cost of digital handset and accessory sales from 2008 to 2009 is largely due to an increase in consolidated handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

The $32.7 million, or 6%, decrease in consolidated selling and marketing expenses from 2008 to 2009 is primarily the result of a decrease in consolidated indirect commissions resulting from lower indirect commission per gross subscriber addition, principally due to the depreciation of the Mexican peso, partially offset by an increase in consolidated advertising expenses, mostly in Brazil.

4.	General and administrative expenses

The $70.5 million, or 8%, increase in consolidated general and administrative expenses from 2008 to 2009 is mostly due to the following:

•	an increase in consolidated information technology expenses resulting from an increase in information technology personnel and higher systems maintenance costs, both of which are related to the implementation of new billing systems in some of our markets and the development and deployment of the third generation network in Peru;

•	an increase in consolidated customer care expenses, primarily in Brazil, related to an increase in customer care personnel necessary to support a growing customer base; and

•	an increase in consolidated engineering management expenses related to some of our new technology and other initiatives.

5.	Depreciation and amortization

The $28.2 million, or 7%, increase in consolidated depreciation and amortization from 2008 to 2009 is largely due to an increase in consolidated property, plant and equipment in service, primarily in Brazil, resulting from the continued build-out of Nextel Brazil’s network.

6.	Interest expense, net

The $13.3 million, or 6%, increase in consolidated interest expense from 2008 to 2009 is primarily attributable to interest incurred in connection with the issuance of our 10.0% senior notes in August 2009, partially offset by a decrease in interest incurred under Nextel Mexico and Nextel Brazil’s syndicated loan facilities as a result of the repayment of a portion of the loans under those facilities in 2009. We expect to incur higher interest expense in 2010 as a result of the interest we will incur under our 10.0% senior notes that we issued in August 2009 and our 8.875% senior notes that we issued in December 2009.

See Note 6 to our consolidated financial statements for further information on the impact of the adoption of the FASB’s authoritative guidance on convertible debt instruments on our net interest expense.

7.	Interest income

The $42.8 million, or 63%, decrease in consolidated interest income from 2008 to 2009 is largely the result of a decrease in short-term investments, as well as lower average interest rates over the same period.

8.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $104.9 million for 2009 are primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during the second half of 2009 on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

Consolidated foreign currency transaction losses of $120.6 million for 2008 are mostly the result of the impact of the depreciation in the value of the Brazilian real and the Mexican peso relative to the U.S. dollar during the second half of 2008 on Nextel Brazil and Nextel Mexico’s U.S. dollar-denominated net liabilities, primarily their syndicated loan facilities.

9.	Other expense, net

The $28.8 million in net consolidated other expense for 2008 primarily represents losses that we recognized in connection with the decline in the value of our investment in a U.S. short-term investment fund resulting from the deteriorated market conditions at that time.

10.	Income tax provision

The $65.8 million, or 47%, increase in the consolidated income tax provision is mainly due to a $105.4 million, or 22%, increase in income before taxes and a $22.8 million increase in income tax withholding on intercompany payments.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation, amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management that directly benefit Nextel Mexico. In the fourth quarter of 2009, we began charging management fees to our other segments, effective as of January 1, 2009. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2009 and 2008. The results of Nextel Chile are included in “Corporate and other.” Both Nextel Mexico and Nextel Brazil’s results of operations were affected by the decline in the average values of the Mexican peso and the Brazilian real during the year ended December 31, 2009 compared to the average values of those currencies during the same period in 2008.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2009	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,861,864	42%	$(720,180)	39%	$(488,574)	34%	$653,110
Nextel Brazil	1,734,637	40%	(727,565)	39%	(511,747)	36%	495,325
Nextel Argentina	519,720	12%	(241,148)	13%	(129,769)	9%	148,803
Nextel Peru	268,385	6%	(148,193)	8%	(105,587)	7%	14,605
Corporate and other	14,086	—	(12,962)	1%	(202,786)	14%	(201,662)
Intercompany eliminations	(1,093)	—	1,093	—	—	—	—

Total consolidated	$4,397,599	100%	$(1,848,955)	100%	$(1,438,463)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$2,133,241	50%	$(762,674)	45%	$(606,223)	43%	$764,344
Nextel Brazil	1,330,919	31%	(549,970)	32%	(410,980)	29%	369,969
Nextel Argentina	554,324	13%	(250,303)	15%	(133,166)	10%	170,855
Nextel Peru	243,390	6%	(126,024)	7%	(74,809)	5%	42,557
Corporate and other	8,741	—	(8,582)	1%	(175,464)	13%	(175,305)
Intercompany eliminations	(1,235)	—	1,235	—	—	—	—

Total consolidated	$4,269,380	100%	$(1,696,318)	100%	$(1,400,642)	100%

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2009, 2008 and 2007. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

				2008 to 2009	2007 to 2008
	2009	2008	2007	Percent Change	Percent Change

Mexican peso	13.52	11.13	10.93	(21.5)%	(1.8)%
Brazilian real	2.00	1.83	1.95	(9.3)%	6.2%
Argentine peso	3.73	3.16	3.12	(18.0)%	(1.5)%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,785,230	96%	$2,047,113	96%	$(261,883)	(13)%
Digital handset and accessory revenues	76,634	4%	86,128	4%	(9,494)	(11)%

	1,861,864	100%	2,133,241	100%	(271,377)	(13)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(360,755)	(19)%	(401,846)	(19)%	41,091	(10)%
Cost of digital handset and accessory sales	(359,425)	(19)%	(360,828)	(17)%	1,403	—

	(720,180)	(38)%	(762,674)	(36)%	42,494	(6)%
Selling and marketing expenses	(235,224)	(13)%	(317,620)	(15)%	82,396	(26)%
General and administrative expenses	(253,350)	(14)%	(288,603)	(13)%	35,253	(12)%

Segment earnings	653,110	35%	764,344	36%	(111,234)	(15)%
Management fee	(48,742)	(3)%	(32,187)	(2)%	(16,555)	51%
Depreciation and amortization	(168,663)	(9)%	(191,396)	(9)%	22,733	(12)%

Operating income	435,705	23%	540,761	25%	(105,056)	(19)%
Interest expense, net	(44,411)	(2)%	(60,086)	(2)%	15,675	(26)%
Interest income	17,225	1%	46,221	2%	(28,996)	(63)%
Foreign currency transaction losses, net	(21,889)	(1)%	(44,811)	(2)%	22,922	(51)%
Other expense, net	(1,406)	—	(311)	—	(1,095)	NM

Income before income tax	$385,224	21%	$481,774	23%	$(96,550)	(20)%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 42% of our consolidated operating revenues and generating a 35% segment earnings margin for 2009, which is consistent with the margin reported for 2008. During 2009, Nextel Mexico’s results of operations reflected lower average revenues per subscriber due to the implementation of lower cost rate plans in response to the competitive environment in Mexico, as well as increased costs on a local currency basis.

The average value of the Mexican peso for 2009 depreciated relative to the U.S. dollar by 21%, compared to the average rates that prevailed during 2008. While the average exchange rate of the Mexican peso continued to decline subsequent to December 31, 2008, the majority of this depreciation occurred during the fourth quarter of 2008. As a result, the components of Nextel Mexico’s results of operations for 2009 after translation into U.S. dollars reflect substantially lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average value of the peso relative to the U.S. dollar.

Beginning in 2007, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel

Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during 2008 and 2009. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive rate plans to new and existing customers. These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in lower average revenues per subscriber. Furthermore, Nextel Mexico experienced lower gross subscriber additions and increased deactivations in 2009 as compared to 2008 as a result of the downturn in economic conditions in Mexico, which was compounded by the closing of businesses and cancellation of other activities in response to the outbreak of the H1N1 influenza virus during the second quarter of 2009. In order to continue to expand and improve its customer base, Nextel Mexico has implemented more stringent credit requirements for new customers and is in the process of renegotiating the commission structure for their indirect dealers so that the commissions earned by those dealers are more closely linked to the quantity and quality of the incoming customers. If these efforts prove unsuccessful, gross subscriber additions in Mexico could be adversely affected in future periods. The weaker economic conditions and more competitive environment in Mexico also resulted in a higher customer turnover rate during 2009 compared to 2008. As Nextel Mexico continues to expand its customer base and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline in future periods on a local currency basis. In addition, in response to the recent economic and competitive conditions, we have implemented initiatives designed to stabilize or improve the customer turnover rate in Mexico. While these initiatives resulted in some improvement in Nextel Mexico’s customer turnover rate during the second half of 2009, the pressures of the weaker economic environment combined with the competitive conditions we face there may continue to adversely affect our ability to retain or attract customers.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $104.4 million for 2009, which represents 14% of our consolidated capital expenditures for 2009 and which is a decrease from 26% of consolidated capital expenditures during 2008.

1.	Operating revenues

The $261.9 million, or 13%, decrease in service and other revenues from 2008 to 2009 is primarily due to a decrease in average service revenue per subscriber resulting from our reduction in plan rates in response to competitive offerings, the migration of a portion of Nextel Mexico’s subscriber base to lower cost rate plans and the depreciation of the Mexican peso. These decreases were partially offset by an increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets.

2.	Cost of revenues

The $41.1 million, or 10%, decrease in cost of service from 2008 to 2009 is principally a result of the following:

•	$31.8 million, or 16%, decrease in interconnect costs, largely as a result of the depreciation of the Mexican peso and a decrease in interconnect minutes of use, partially offset by an increase in the proportion of mobile-to mobile minutes of use, which generally have a higher cost per minute; and

•	13% decrease in direct switch and transmitter and receiver site costs resulting from the depreciation of the Mexican peso, partially offset by an increase in the number of sites in service from 2008 to 2009.

3.	Selling and marketing expenses

The $82.4 million, or 26%, decrease in selling and marketing expenses from 2008 to 2009 is primarily a result of the following:

•	$56.2 million, or 35%, decrease in indirect commissions, primarily due to the depreciation of the Mexican peso, and a decrease in gross subscriber additions generated by Nextel Mexico’s external sales channels; and

•	$21.0 million, or 23%, decrease in direct commissions and payroll expenses, principally due to a decrease in gross subscriber additions generated by Nextel Mexico’s internal sales personnel and the depreciation of the Mexican peso.

4.	General and administrative expenses

The $35.3 million, or 12%, decrease in general and administrative expenses from 2008 to 2009 is primarily due to the depreciation of the Mexican peso.

5.	Management fee

The $16.6 million, or 51%, increase in Nextel Mexico’s management fee from 2008 to 2009 is the result of our implementation of a charge for the license of certain intangibles effective as of the third quarter of 2009.

6.	Depreciation and amortization

The 12% decrease in depreciation and amortization from 2008 to 2009 is primarily due to the depreciation of the Mexican peso, partially offset by an increase in Nextel Mexico’s property, plant and equipment in service.

7.	Interest expense, net

The 26% decrease in interest expense from 2008 to 2009 is primarily a result of the repayment of a portion of the loans under Nextel Mexico’s syndicated loan facility in 2009 and the depreciation of the Mexican peso.

8.	Interest income

The 63% decrease in interest income from 2008 to 2009 is primarily the result of lower average cash balances and reduced interest rates, as well as the depreciation of the Mexican peso.

9.	Foreign currency transaction losses, net

Foreign currency transaction losses of $21.9 million for 2009 are largely the result of the impact of depreciation in the value of the Mexican peso relative to the U.S. dollar during 2009 compared to the levels during 2008 on Nextel Mexico’s U.S. dollar-denominated net assets.

Foreign currency transaction losses of $44.8 million for 2008 are primarily the result of depreciation in the value of the Mexican peso relative to the U.S. dollar during 2008 compared to the levels during 2007 on Nextel Mexico’s U.S. dollar-denominated net liabilities.

c.	Nextel Brazil

		%of		%of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,631,156	94%	$1,262,838	95%	$368,318	29%
Digital handset and accessory revenues	103,481	6%	68,081	5%	35,400	52%

	1,734,637	100%	1,330,919	100%	403,718	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(588,076)	(34)%	(443,900)	(33)%	(144,176)	32%
Cost of digital handset and accessory sales	(139,489)	(8)%	(106,070)	(8)%	(33,419)	32%

	(727,565)	(42)%	(549,970)	(41)%	(177,595)	32%
Selling and marketing expenses	(198,091)	(11)%	(163,402)	(12)%	(34,689)	21%
General and administrative expenses	(313,656)	(18)%	(247,578)	(19)%	(66,078)	27%

Segment earnings	495,325	29%	369,969	28%	125,356	34%
Management fee	(20,026)	(1)%	—	—	(20,026)	NM
Depreciation and amortization	(180,844)	(11)%	(141,005)	(11)%	(39,839)	28%

Operating income	294,455	17%	228,964	17%	65,491	29%
Interest expense, net	(51,741)	(3)%	(53,146)	(4)%	1,405	(3)%
Interest income	6,304	—	6,141	1%	163	3%
Foreign currency transaction gains (losses), net	119,060	7%	(80,211)	(6)%	199,271	(248)%
Other expense, net	(861)	—	(12,633)	(1)%	11,772	(93)%

Income before income tax	$367,217	21%	$89,115	7%	$278,102	NM

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed nearly 40% of consolidated revenues in 2009 compared to 31% in 2008. Nextel Brazil has continued to experience growth in its existing markets and has made significant investments in new markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we made significant investments in Brazil throughout 2009 in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. Specifically, Nextel Brazil launched several large markets in its northeast region during 2009. Coverage expansion and network improvements in Brazil resulted in capital expenditures of $407.4 million in 2009, which represented 56% of our consolidated capital expenditure investments during the year, compared to 50% in 2008. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average exchange rates of the Brazilian real for the year ended December 31, 2009 depreciated relative to the U.S. dollar by 9% compared to the average rates that prevailed during the year ended December 31, 2008. As a result, the components of Nextel Brazil’s results of operations for 2009, after translation into U.S. dollars, reflect significantly lower U.S. dollar-denominated revenues and expenses with respect to revenues that are earned and expenses that are paid in Brazilian reais than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. The majority of this currency depreciation occurred during the fourth quarter of 2008. The average exchange rate of the Brazilian real during the second half of 2009 appreciated compared to the average exchange rates that prevailed during the fourth quarter of 2008 and the first half of 2009.

1.	Operating revenues

The $368.3 million, or 29%, increase in service and other revenues from 2008 to 2009 is primarily a result of a 38% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced expansion and growth objectives. This increase was partially offset by a decrease in average revenue per subscriber caused by the depreciation in the average value of the Brazilian real.

The $35.4 million, or 52%, increase in digital handset and accessory revenues from 2008 to 2009 is largely due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

2.	Cost of revenues

The $144.2 million, or 32%, increase in cost of service from 2008 to 2009 is primarily due to the following:

•	an increase in interconnect costs principally due to a 51% increase in interconnect minutes of use resulting from Nextel Brazil’s growing subscriber base;

•	an increase in direct switch and transmitter and receiver site costs resulting from a 25% increase in the number of cell sites in service in Brazil from December 31, 2008 to December 31, 2009; and

•	an increase in service and repair costs largely due to an increase in the cost of repair per subscriber related to a change in the mix of handsets toward more mid and high tier handsets, as well as an increase in the numbers of customers participating in Nextel Brazil’s handset maintenance program.

The $33.4 million, or 32%, increase in cost of digital handset and accessory revenues from 2008 to 2009 is mostly due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

The $34.7 million, or 21%, increase in selling and marketing expenses from 2008 to 2009 is primarily due to an increase in advertising costs, as well as an increase in selling and marketing personnel necessary to support Nextel Brazil’s growing subscriber base.

4.	General and administrative expenses

The $66.1 million, or 27%, increase in general and administrative expenses from 2008 to 2009 is mostly due to the following:

•	an increase in customer care personnel necessary to support Nextel Brazil’s larger customer base;

•	an increase in the number of retail stores in Brazil;

•	an increase in information technology expenses mostly related to higher consulting costs; and

•	an increase in bad debt expense related to Nextel Brazil’s subscriber growth.

5.	Management fee

In 2009, we started charging a management fee to Nextel Brazil for services rendered by corporate management that directly benefit Nextel Brazil. During the year ended December 31, 2009, we charged Nextel Brazil a management fee of $20.0 million.

6.	Depreciation and amortization

The $39.8 million, or 28%, increase in depreciation and amortization from 2008 to 2009 is principally due to an increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued growth and expansion of its network.

7.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $119.1 million for 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar throughout 2009 compared to the levels experienced throughout 2008 on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

Foreign currency transaction losses of $80.2 million for 2008 are mostly the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar throughout 2008 compared to the levels experienced throughout 2007 on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$482,985	93%	$508,227	92%	$(25,242)	(5)%
Digital handset and accessory revenues	36,735	7%	46,097	8%	(9,362)	(20)%

	519,720	100%	554,324	100%	(34,604)	(6)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(176,011)	(34)%	(179,349)	(32)%	3,338	(2)%
Cost of digital handset and accessory sales	(65,137)	(12)%	(70,954)	(13)%	5,817	(8)%

	(241,148)	(46)%	(250,303)	(45)%	9,155	(4)%
Selling and marketing expenses	(43,430)	(8)%	(45,585)	(8)%	2,155	(5)%
General and administrative expenses	(86,339)	(17)%	(87,581)	(16)%	1,242	(1)%

Segment earnings	148,803	29%	170,855	31%	(22,052)	(13)%
Management fee	(12,310)	(2)%	—	—	(12,310)	NM
Depreciation and amortization	(38,482)	(8)%	(38,801)	(7)%	319	(1)%

Operating income	98,011	19%	132,054	24%	(34,043)	(26)%
Interest expense, net	4,773	1%	(3,223)	—	7,996	(248)%
Interest income	688	—	2,425	—	(1,737)	(72)%
Foreign currency transaction gains, net	5,467	1%	6,558	1%	(1,091)	(17)%
Other income, net	3,748	1%	45	—	3,703	NM

Income before income tax	$112,687	22%	$137,859	25%	$(25,172)	(18)%

NM-Not Meaningful

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. In addition, Nextel Argentina’s customer turnover rate increased and its segments earnings decreased in 2009 compared to 2008 because of the adverse changes in the economic environment in Argentina. If the weaker economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average value of the Argentine peso for the year ended December 31, 2009 depreciated relative to the U.S. dollar by 18% from 2008. As a result, the components of Nextel Argentina’s results of operations for the year ended December 31, 2009 after translation into U.S. dollars reflect significantly lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $25.2 million, or 5%, decrease in service and other revenues from 2008 to 2009 is primarily attributable to the following:

•	a decrease in average revenue per subscriber mainly due to the depreciation in the value of the Argentine peso relative to the U.S. dollar; partially offset by

•	an 11% increase in the average number of handsets in service, resulting mostly from subscriber growth in Nextel Argentina’s existing markets.

The 20% decrease in digital handset and accessory revenues from 2008 to 2009 is mostly the result of a decrease in handset upgrades to existing subscribers, a slight decrease in handset sales to new subscribers, a decrease in the average sale price of new handsets and the depreciation of the Argentine peso relative to the U.S. dollar.

2.	Management fee

In 2009, we started charging a management fee to Nextel Argentina for services rendered by corporate management that directly benefit Nextel Argentina. During the year ended December 31, 2009, we charged Nextel Argentina a management fee of $12.3 million.

The changes in Nextel Argentina’s cost of service, cost of digital handset and accessory sales, selling and marketing expenses, general and administrative expenses, net interest expense, interest income, net foreign currency transaction gains and net other income from 2008 to 2009 were immaterial.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$241,282	90%	$222,819	92%	$18,463	8%
Digital handset and accessory revenues	27,103	10%	20,571	8%	6,532	32%

	268,385	100%	243,390	100%	24,995	10%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(92,037)	(34)%	(80,804)	(33)%	(11,233)	14%
Cost of digital handset and accessory sales	(56,156)	(21)%	(45,220)	(19)%	(10,936)	24%

	(148,193)	(55)%	(126,024)	(52)%	(22,169)	18%
Selling and marketing expenses	(40,866)	(15)%	(30,340)	(12)%	(10,526)	35%
General and administrative expenses	(64,721)	(24)%	(44,469)	(18)%	(20,252)	46%

Segment earnings	14,605	6%	42,557	18%	(27,952)	(66)%
Management fee	(21,385)	(8)%	—	—	(21,385)	NM
Depreciation and amortization	(32,117)	(12)%	(21,737)	(9)%	(10,380)	48%

Operating income	(38,897)	(14)%	20,820	9%	(59,717)	(287)%
Interest expense, net	(3,022)	(1)%	(292)	—	(2,730)	NM
Interest income	245	—	875	—	(630)	(72)%
Foreign currency transaction losses, net	(221)	—	(67)	—	(154)	230%
Other income, net	—	—	—	—	—	—

(Loss) income before income tax	$(41,895)	(15)%	$21,336	9%	$(63,231)	(296)%

NM-Not Meaningful

We are developing and deploying a third generation network in Peru in 2009 using 1.9 GHz spectrum we acquired in 2007. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru. We expect to continue to incur significant expenses associated with the deployment phase of the third generation network in Peru, particularly general and administrative expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The 8% increase in service and other revenues from 2008 to 2009 is primarily due to an increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which have lower average monthly revenues per subscriber.

2.	Cost of revenues

The 14% increase in cost of service from 2008 to 2009 is the result of an increase in direct switch and transmitter and receiver site costs due to an increase in the number of sites in service from December 31, 2008 to December 31, 2009, an increase in service and repair costs mainly resulting from an increase in the number of subscribers participating in Nextel Peru’s handset maintenance program and a change in the mix of handsets repaired toward higher cost handsets. This increase was also attributable to severance costs incurred during the fourth quarter of 2009 related to a reduction in engineering personnel. These increases were partially offset by a decrease in interconnect costs due to lower rates charged for interconnect minutes of use.

3.	Selling and marketing expenses

The 35% increase in selling and marketing expenses from 2008 to 2009 is largely the result of an increase in direct commissions and payroll expenses, principally due to an increase in sales and marketing personnel and higher advertising costs.

4.	General and administrative expenses

The $20.3 million, or 46%, increase in general and administrative expenses from 2008 to 2009 is primarily due to an increase in costs related to our third generation technology initiatives and increases in customer care personnel and facilities expenses necessary to support a growing customer base.

5.	Management fee

In 2009, we started charging a management fee to Nextel Peru for services rendered by corporate management that directly benefit Nextel Peru. During the year ended December 31, 2009, we charged Nextel Peru a management fee of $21.4 million.

6.	Depreciation and amortization

The 48% increase in depreciation and amortization from 2008 to 2009 is primarily due to an increase in Nextel Peru’s property, plant and equipment in service resulting from the continued build-out of Nextel Peru’s third generation network.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$13,988	99%	$8,704	100%	$5,284	61%
Digital handset and accessory revenues	98	1%	37	—	61	165%

	14,086	100%	8,741	100%	5,345	61%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(9,436)	(67)%	(6,263)	(72)%	(3,173)	51%
Cost of digital handset and accessory sales	(3,526)	(25)%	(2,319)	(26)%	(1,207)	52%

	(12,962)	(92)%	(8,582)	(98)%	(4,380)	51%
Selling and marketing expenses	(18,539)	(132)%	(11,917)	(136)%	(6,622)	56%
General and administrative expenses	(184,247)	NM	(163,547)	NM	(20,700)	13%

Segment losses	(201,662)	NM	(175,305)	NM	(26,357)	15%
Management fee	102,463	NM	31,836	NM	70,627	222%
Depreciation and amortization	(13,198)	(94)%	(12,061)	(138)%	(1,137)	9%

Operating loss	(112,397)	NM	(155,530)	NM	43,133	(28)%
Interest expense, net	(139,715)	NM	(96,071)	NM	(43,644)	45%
Interest income	16,333	116%	20,051	229%	(3,718)	(19)%
Foreign currency transaction gains (losses), net	2,449	17%	(1,690)	(19)%	4,139	(245)%
Other income (expense), net	2,141	15%	(15,907)	(182)%	18,048	(113)%

Loss before income tax	$(231,189)	NM	$(249,147)	NM	$17,958	(7)%

NM-Not Meaningful

For the year ended December 31, 2009 and 2008, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. In September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz spectrum bands. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. As a result, our planned network expansion over the next several years will require significant investments in capital expenditures in Chile.

1.	General and administrative expenses

The $20.7 million, or 13%, increase in general and administrative expenses from 2008 to 2009 is primarily due to an increase in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology and other initiatives.

2.	Management fee

For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. In 2009, we started charging a management fee to the rest of our markets. As a result, the management fee increased by $70.6 million from 2008 to 2009.

3.	Interest expense, net

The $43.6 million, or 45%, increase in net interest expense from 2008 to 2009 is mostly related to interest expense we incurred related to the issuance of our 10.0% senior notes in August 2009.

4.	Other expense, net

Net other expense of $15.9 million for 2008 primarily represents losses that we recognized related to the decline in the value of our investment in a short-term investment fund in the United States resulting from deteriorating market conditions.

2.	Year Ended December 31, 2008 vs. Year Ended December 31, 2007

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$4,048,466	95%	$3,184,696	97%	$863,770	27%
Digital handset and accessory revenues	220,914	5%	111,599	3%	109,315	98%

	4,269,380	100%	3,296,295	100%	973,085	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,110,927)	(26)%	(850,934)	(26)%	(259,993)	31%
Cost of digital handset and accessory sales	(585,391)	(14)%	(443,760)	(13)%	(141,631)	32%

	(1,696,318)	(40)%	(1,294,694)	(39)%	(401,624)	31%
Selling and marketing expenses	(568,864)	(13)%	(445,516)	(14)%	(123,348)	28%
General and administrative expenses	(831,778)	(20)%	(632,377)	(19)%	(199,401)	32%
Depreciation and amortization	(405,120)	(9)%	(305,029)	(9)%	(100,091)	33%

Operating income	767,300	18%	618,679	19%	148,621	24%
Interest expense, net	(205,516)	(5)%	(160,642)	(5)%	(44,874)	28%
Interest income	68,411	2%	67,429	2%	982	1%
Foreign currency transaction (losses) gains, net	(120,572)	(3)%	19,008	1%	(139,580)	NM
Debt conversion expense	—	—	(25,753)	(1)%	25,753	(100)%
Loss on extinguishment of debt	—	—	(6,311)	—	6,311	(100)%
Other expense, net	(28,806)	(1)%	(1,914)	—	(26,892)	NM

Income before income tax provision	480,817	11%	510,496	16%	(29,679)	(6)%
Income tax provision	(138,862)	(3)%	(156,748)	(5)%	17,886	(11)%

Net income	$341,955	8%	$353,748	11%	$(11,793)	(3)%

NM-Not Meaningful

The amounts included in the table above reflect the impact of our retrospective application of the FASB’s authoritative guidance on convertible debt instruments. See Note 1 to our consolidated financial statements for more information related to our application of this pronouncement.

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

3.	Selling and marketing expenses

The $123.3 million, or 28%, increase in consolidated selling and marketing expenses from 2007 to 2008 is principally a result of the following:

•	a $51.4 million, or 28%, increase in consolidated indirect commissions resulting from a 32% increase in total gross subscriber additions generated through external sales channels, as well as increased commission rates in Mexico;

•	a $47.1 million, or 30%, increase in consolidated payroll expenses and direct commissions resulting from a 26% increase in total gross subscriber additions generated by internal sales personnel, as well as an increase in selling and marketing personnel necessary to support continued consolidated sales growth; and

•	a $21.2 million, or 24%, increase in consolidated advertising expenses mainly related to the launch of new markets in connection with our expansion plans in Brazil and Mexico and increased advertising initiatives related to overall subscriber growth, particularly in those markets.

4.	General and administrative expenses

The $199.4 million, or 32%, increase in consolidated general and administrative expenses from 2007 to 2008 are largely a result of the following:

•	a $61.9 million, or 37%, increase in consolidated customer care and billing operations expenses, mostly related to increased payroll and related costs necessary to support our growing subscriber base. This increase is the result of additional customer care personnel necessary to support a larger customer base in each of the markets in which we operate, as well as an increase in salaries on a consolidated basis;

•	a $50.0 million, or 17%, increase in consolidated general corporate costs largely resulting from higher personnel expenses and an increase in facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	a $34.3 million, or 74%, increase in consolidated bad debt expense, largely as a result of the increase in consolidated operating revenues and a decrease in collection rates from new subscribers in Mexico that have higher credit risk. As a result, bad debt expense as a percentage of revenues increased from 1.4% for 2007 to 1.9% for 2008;

•	a $25.7 million, or 53%, increase in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenue and general and administrative expenses, primarily as a result of the 52% increase in Nextel Brazil’s service and other revenues; and

•	a $21.0 million, or 36%, increase in consolidated information technology expenses primarily as a result of more information technology personnel and higher systems maintenance costs.

5.	Depreciation and amortization

The $100.1 million, or 33%, increase in consolidated depreciation and amortization from 2007 to 2008 is primarily due to an increase in our consolidated property, plant and equipment in service from December 31, 2007 to December 31, 2008 resulting from the continued expansion of our networks, mainly in Brazil and Mexico, as well as a $17.9 million increase in amortization principally related to the local telecommunications concession that Nextel Mexico began using in September 2007.

6.	Interest expense, net

The $44.9 million, or 28%, increase in consolidated interest expense from 2007 to 2008 is primarily due to the following:

•	increases in the number of towers financed and the amount of assets under capital leases in Mexico and Brazil;

•	the recognition of twelve months of interest expense on our 3.125% convertible notes issued during the second quarter of 2007, including non-cash interest expense resulting from the amortization of the discount on those notes, partially offset by the effect of converting our 2.875% convertible notes during the third quarter of 2007; and

•	increased borrowings under Nextel Brazil’s syndicated loan facility that occurred between October 2007 and March 2008, partially offset by the effect of the payments of principal by Nextel Mexico in April 2008 and October 2008 due under its syndicated loan facility.

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

The $25.8 million in debt conversion expense for 2007 represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes during the third quarter of 2007.

9.	Loss on extinguishment of debt

We recognized a $6.3 million loss on extinguishment of debt in connection with the tender offer for 99.99% of our 2.875% convertible notes during the third quarter of 2007.

10.	Other expense, net

The $28.8 million in net consolidated other expense for 2008 primarily represents losses that we recognized related to the decline in the value of our investment in a short-term investment fund in the United States resulting from deteriorating market conditions. If these conditions continue to deteriorate, we could experience further losses related to this investment.

11.	Income tax provision

The $17.9 million, or 11%, decrease in the consolidated income tax provision from 2007 to 2008 is primarily due to certain items included in the 2007 income tax provision that did not recur in 2008; a $69.6 million tax provision for future remittances of certain undistributed earnings, a $48.7 million tax benefit from the release of a post-reorganization deferred tax asset valuation allowance and a $7.3 million net tax benefit for tax deductible dividends. The remaining decrease in the consolidated income tax provision was primarily due to a decrease in the consolidated pre-tax book income.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management that directly benefit Nextel Mexico. For the years ended December 31, 2008 and 2007, we reported these management fees as a separate line item in the segment reporting information as these amounts are now regularly provided to our chief operating decision maker. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2008 and 2007. The results of Nextel Chile are included in “Corporate and other.”

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

				2007 to 2008	2006 to 2007
	2008	2007	2006	Percent Change	Percent Change

Mexican peso	11.13	10.93	10.90	(1.8)%	(0.3)%
Brazilian real	1.83	1.95	2.18	6.2%	11.8%
Argentine peso	3.16	3.12	3.08	(1.5)%	(1.3)%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues.	$2,047,113	96%	$1,762,596	98%	$284,517	16%
Digital handset and accessory revenues	86,128	4%	30,103	2%	56,025	186%

	2,133,241	100%	1,792,699	100%	340,542	19%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(401,846)	(19)%	(343,979)	(19)%	(57,867)	17%
Cost of digital handset and accessory sales	(360,828)	(17)%	(277,996)	(16)%	(82,832)	30%

	(762,674)	(36)%	(621,975)	(35)%	(140,699)	23%
Selling and marketing expenses	(317,620)	(15)%	(262,495)	(14)%	(55,125)	21%
General and administrative expenses	(288,603)	(13)%	(232,384)	(13)%	(56,219)	24%

Segment earnings	764,344	36%	675,845	38%	88,499	13%
Management fee	(32,187)	(2)%	(34,376)	(2)%	2,189	(6)%
Depreciation and amortization	(191,396)	(9)%	(151,597)	(9)%	(39,799)	26%

Operating income	540,761	25%	489,872	27%	50,889	10%
Interest expense, net	(60,086)	(2)%	(60,527)	(3)%	441	(1)%
Interest income	46,221	2%	29,605	2%	16,616	56%
Foreign currency transaction (losses) gains, net	(44,811)	(2)%	2,559	—	(47,370)	NM
Other (expense) income, net	(311)	—	2,103	—	(2,414)	(115)%

Income before income tax	$481,774	23%	$463,612	26%	$18,162	4%

NM-Not Meaningful

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

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,262,838	95%	$833,241	96%	$429,597	52%
Digital handset and accessory revenues	68,081	5%	34,723	4%	33,358	96%

	1,330,919	100%	867,964	100%	462,955	53%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(443,900)	(33)%	(284,744)	(33)%	(159,156)	56%
Cost of digital handset and accessory sales	(106,070)	(8)%	(80,804)	(9)%	(25,266)	31%

	(549,970)	(41)%	(365,548)	(42)%	(184,422)	50%
Selling and marketing expenses	(163,402)	(12)%	(117,754)	(14)%	(45,648)	39%
General and administrative expenses	(247,578)	(19)%	(166,877)	(19)%	(80,701)	48%

Segment earnings	369,969	28%	217,785	25%	152,184	70%
Depreciation and amortization	(141,005)	(11)%	(96,435)	(11)%	(44,570)	46%

Operating income	228,964	17%	121,350	14%	107,614	89%
Interest expense, net	(53,146)	(4)%	(33,943)	(4)%	(19,203)	57%
Interest income	6,141	1%	744	—	5,397	NM
Foreign currency transaction (losses) gains, net	(80,211)	(6)%	14,595	2%	(94,806)	NM
Other expense, net	(12,633)	(1)%	(127)	—	(12,506)	NM

Income before income tax	$89,115	7%	$102,619	12%	$(13,504)	(13)%

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

8.	Other expense, net

Net other expense of $12.6 million for 2008 primarily represents withholding tax expense on Nextel Brazil’s intercompany loan.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$508,227	92%	$408,142	92%	$100,085	25%
Digital handset and accessory revenues	46,097	8%	33,951	8%	12,146	36%

	554,324	100%	442,093	100%	112,231	25%

Cost of revenues Cost of service (exclusive of depreciation and amortization included below)	(179,349)	(32)%	(151,404)	(34)%	(27,945)	18%
Cost of digital handset and accessory sales	(70,954)	(13)%	(52,268)	(12)%	(18,686)	36%

	(250,303)	(45)%	(203,672)	(46)%	(46,631)	23%
Selling and marketing expenses	(45,585)	(8)%	(34,646)	(8)%	(10,939)	32%
General and administrative expenses	(87,581)	(16)%	(65,421)	(15)%	(22,160)	34%

Segment earnings	170,855	31%	138,354	31%	32,501	23%
Depreciation and amortization	(38,801)	(7)%	(30,436)	(7)%	(8,365)	27%

Operating income	132,054	24%	107,918	24%	24,136	22%
Interest expense, net	(3,223)	—	(2,466)	—	(757)	31%
Interest income	2,425	—	5,370	2%	(2,945)	(55)%
Foreign currency transaction gains, net	6,558	1%	1,244	—	5,314	NM
Other income, net	45	—	1,594	—	(1,549)	(97)%

Income before income tax	$137,859	25%	$113,660	26%	$24,199	21%

NM-Not Meaningful

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

The $8.4 million, or 27%, increase in depreciation and amortization from 2007 to 2008 is primarily due to a 23% increase in Nextel Argentina’s property, plant and equipment in service.

6.	Foreign currency transaction gains, net

Foreign currency transaction gains of $6.6 million for 2008 are primarily due to the impact of the depreciation of the value of the Argentine peso against the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated net assets.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$222,819	92%	$178,058	93%	$44,761	25%
Digital handset and accessory revenues	20,571	8%	12,800	7%	7,771	61%

	243,390	100%	190,858	100%	52,532	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(80,804)	(33)%	(69,185)	(36)%	(11,619)	17%
Cost of digital handset and accessory sales	(45,220)	(19)%	(31,457)	(17)%	(13,763)	44%

	(126,024)	(52)%	(100,642)	(53)%	(25,382)	25%
Selling and marketing expenses	(30,340)	(12)%	(20,476)	(10)%	(9,864)	48%
General and administrative expenses	(44,469)	(18)%	(33,971)	(18)%	(10,498)	31%

Segment earnings	42,557	18%	35,769	19%	6,788	19%
Depreciation and amortization	(21,737)	(9)%	(19,946)	(11)%	(1,791)	9%

Operating income	20,820	9%	15,823	8%	4,997	32%
Interest expense, net	(292)	—	(120)	—	(172)	143%
Interest income	875	—	750	1%	125	17%
Foreign currency transaction (losses) gains, net	(67)	—	507	—	(574)	(113)%
Other income, net	—	—	2	—	(2)	(100)%

Income before income tax	$21,336	9%	$16,962	9%	$4,374	26%

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

3.	Selling and marketing expenses

The $9.9 million, or 48%, increase in selling and marketing expenses from 2007 to 2008 is primarily due to the following:

•	a $4.4 million, or 75%, increase in indirect commissions largely due to a 79% increase in gross subscriber additions generated by Nextel Peru’s external sales channels; and

•	a $3.8 million, or 34%, increase in direct commissions and payroll expenses, mostly due to an increase in gross subscriber additions generated by Nextel Peru’s internal sales personnel and an increase in selling and marketing personnel.

4.	General and administrative expenses

The $10.5 million, or 31%, increase in general and administrative expenses from 2007 to 2008 is primarily due to the following:

•	a $4.3 million, or 34%, increase in general corporate costs primarily due to an increase in general and administrative personnel necessary to develop and deploy Nextel Peru’s new network, as well as an increase in consulting expenses related to this initiative;

•	a $4.3 million, or 35%, increase in customer care expenses mainly caused by an increase in customer care and billing operations personnel needed to support a growing customer base; and

•	a $1.4 million, or 21%, increase in information technology costs mostly related to an increase in information technology personnel, as well as an increase in maintenance costs.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$8,704	100%	$3,828	99%	$4,876	127%
Digital handset and accessory revenues	37	—	22	1%	15	68%

	8,741	100%	3,850	100%	4,891	127%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(6,263)	(72)%	(2,791)	(73)%	(3,472)	124%
Cost of digital handset and accessory sales	(2,319)	(26)%	(1,235)	(32)%	(1,084)	88%

	(8,582)	(98)%	(4,026)	(105)%	(4,556)	113%
Selling and marketing expenses	(11,917)	(136)%	(10,145)	(264)%	(1,772)	17%
General and administrative expenses	(163,547)	NM	(133,724)	NM	(29,823)	22%

Segment losses	(175,305)	NM	(144,045)	NM	(31,260)	22%
Management fee	31,836	NM	34,376	NM	(2,540)	(7)%
Depreciation and amortization	(12,061)	(138)%	(7,008)	(182)%	(5,053)	72%

Operating loss	(155,530)	NM	(116,677)	NM	(38,853)	33%
Interest expense, net	(96,071)	NM	(73,782)	NM	(22,289)	30%
Interest income	20,051	229%	41,156	NM	(21,105)	(51)%
Foreign currency transaction (losses) gains, net	(1,690)	(19)%	103	3%	(1,793)	NM
Debt conversion expense	—	—	(25,753)	NM	25,753	(100)%
Loss on extinguishment of debt	—	—	(6,311)	(164)%	6,311	(100)%
Other expense, net	(15,907)	(182)%	(5,486)	(142)%	(10,421)	190%

Loss before income tax	$(249,147)	NM	$(186,750)	NM	$(62,397)	33%

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

The $22.3 million, or 30%, increase in net interest expense from 2007 to 2008 is substantially the result of recognizing a full twelve months of interest expense on our 3.125% convertible notes that we issued during the second quarter of 2007, including non-cash interest expense resulting from the amortization of the discount on those notes, partially offset by a decrease in interest due to the conversion of our 2.875% convertible notes in the third quarter of 2007.

3.	Interest income

The $21.1 million, or 51%, decrease in interest income from 2007 to 2008 is primarily due to the impact of a decrease in interest rates on average cash balances in the United States, as well as a decrease in average cash balances from 2007 to 2008.

4.	Debt conversion expense

The $25.8 million in debt conversion expense for 2007 represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes in the third quarter of 2007. We did not tender any of our convertible notes in 2008.

5.	Loss on extinguishment of debt

We recognized a $6.3 million loss on extinguishment of debt in connection with the tender offer for 99.99% of our 2.875% convertible notes during the third quarter of 2007.

6.	Other expense, net

The $10.4 million increase in other expense, net, from 2007 to 2008 is primarily due to losses we recognized related to a decline in the value of our investment in a short-term investment fund in the United States resulting from deterioration in market conditions. If market conditions continue to deteriorate, we could experience further losses in this short-term investment.

C.	Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of December 31, 2009, we had working capital, which is defined as total current assets less total current liabilities, of $2,261.4 million, a $887.3 million increase compared to working capital of $1,374.1 million as of December 31, 2008, primarily due to cash we received in connection with the issuance of our 10.0% senior notes in August 2009 and 8.875% senior notes in December 2009. Our working capital includes $2,504.1 million in cash and cash equivalents as of December 31, 2009, of which about $236.7 million was held in currencies other than U.S. dollars, 84% of which was held in Mexican pesos, and $116.3 million of short-term investments, which is held in Brazilian reais. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in a combination of U.S. treasury security funds, highly liquid overnight securities and fixed income investment funds.

We recognized net income of $381.5 million for the year ended December 31, 2009 compared to $342.0 million for the year ended December 31, 2008. During the years ended December 31, 2009 and 2008, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Because we report our results of operations in U.S. dollars, the declines in relative currency valuations that occurred during the year ended December 31, 2009 compared to the valuations as of December 31, 2008 resulted in reductions in some of the reported values of our assets, including the values of cash and cash equivalents held in local currencies. The effect of exchange rate changes on consolidated cash and cash equivalents for the year ended December 31, 2009 was a $22.9 million loss in the value of those assets. If the values of the currencies in the countries in which our operating companies conduct business relative to the U.S. dollar depreciate, we would expect the reported value of these assets held in local currencies to decrease.

We believe our current cash balances and anticipated future cash flows will be adequate to meet our business plan, which contemplates the deployment of third generation networks in Peru and Chile, but our funding needs could be affected by a number of factors. Specifically, if we acquire spectrum in connection with the upcoming auctions that are expected to occur in Brazil, Mexico and Argentina, we will need to raise additional funding to build the related third generation networks consistent with applicable regulatory requirements and our business strategy. If we acquire spectrum in connection with the auction expected to occur in Mexico, our future funding needs to build a third generation network in Mexico may be reduced as a result of the agreement we entered into with Televisa in which Televisa would acquire 30% of our Nextel Mexico operations in exchange for $1.44 billion in cash. See Note 13 to our consolidated financial statements for more information.

Cash Flows

				Change from	Change from
	Year Ended December 31,			2008 to 2009	2007 to 2008
	2009	2008	2007	Dollars	Dollars

Cash and cash equivalents, beginning of year	$1,243,251	$1,370,165	$708,591	$(126,914)	$661,574
Net cash provided by operating activities	864,755	796,423	661,349	68,332	135,074
Net cash used in investing activities	(796,360)	(690,541)	(945,684)	(105,819)	255,143
Net cash provided by (used in) financing activities	1,215,306	(106,181)	943,370	1,321,487	(1,049,551)
Effect of exchange rate changes on cash and cash equivalents	(22,888)	(126,615)	2,539	103,727	(129,154)

Cash and cash equivalents, end of year	$2,504,064	$1,243,251	$1,370,165	$1,260,813	$(126,914)

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $864.8 million of cash during 2009, a $68.3 million, or 9%, increase from 2008. Our operating activities provided us with $796.4 million of cash during 2008, a $135.1 million, or 20%, increase from 2007. Both increases were primarily due to higher operating income resulting from our profitable growth strategy, partially offset by increases in working capital investments due to the continued growth of our business.

We used $796.4 million of cash in our investing activities during 2009, a $105.8 million increase from 2008, primarily due to a $132.0 million net increase in the purchase of short-term investments in Brazil, partially offset by a $157.0 million decrease in cash capital expenditures, mostly in Mexico, and a $55.3 million increase in distributions we received in connection with our investment in an enhanced cash fund.

We used $690.5 million of cash in our investing activities during 2008, a $255.1 million decrease from 2007 primarily due to $173.9 million in distributions we received from our enhanced cash fund. Cash capital expenditures increased $182.3 million from $624.3 million in 2007 to $806.6 million in 2008, primarily due to the continued expansion of the geographic coverage and increased capacity of our networks, primarily in Brazil, Mexico and Peru.

Our financing activities provided us with $1,215.3 million of cash during 2009, primarily due to $1,249.1 million in cash we received in connection with the issuance of our 10% senior notes and our 8.875% senior notes and $70.1 million in short-term borrowings in Brazil, partially offset by $89.7 million in repayments under our syndicated loan facilities in Mexico and Brazil and $18.0 million in repayments under short-term notes payable in Peru.

We used $106.2 million of cash in our financing activities during 2008, primarily due to $242.7 million in cash we used to purchase shares of our common stock and $57.7 million in repayments under our syndicated loan facility in Mexico, partially offset by $125.0 million in borrowings under our syndicated loan facility in Brazil, $33.8 million in proceeds that we received from stock option exercises by our employees and $27.3 million in proceeds that we received from our towers financing transactions.

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

Financing Activities.  During 2007, we obtained financing in the U.S. and in Brazil; however, during much of 2008, the capital markets were largely unavailable or unattractive to raise capital because of the global economic recession. As a result, we did not pursue any new financing initiatives during 2008. Beginning in the first quarter of 2009, we began executing a number of smaller, short-term financing initiatives in Brazil to provide capital in that market. As the global economic conditions improved during the year, the U.S. high yield market began to open to a larger number of potential issuers. We took advantage of this opportunity, and in the second half of 2009, we issued $1.3 billion of senior notes. We intend to continue to pursue financing opportunities in the future in both the United States and in our markets to meet our capital needs. The following is a summary of the significant financing transactions we have executed over the last three years. We currently intend to use the proceeds we raised from these transactions to support the continued growth of our business and to fund our third generation business plan.

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

In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock incurred $0.3 million in direct external costs and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million and accrued and unpaid interest of $4.2 million.

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

In August 2009, we issued senior notes with $800.0 million aggregate principal amount due at maturity for total cash proceeds of $762.5 million, after deducting original issue discount and commissions. We also incurred $0.8 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on February 15, 2010. The notes will mature on August 15, 2016 when the entire principal amount of $800.0 million will be due.

In December 2009, we issued senior notes with $500.0 million aggregate principal amount due at maturity for total cash proceeds of about $486.6 million, after deducting original issue discount and commissions. We also incurred $0.5 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes bear interest at a rate of 8.875% per year, which is payable semi-annually in arrears on June 15 and December 15, beginning on June 15, 2010. The notes will mature on December 15, 2019 when the entire principal amount of $500.0 million will be due.

Throughout 2009, we also entered into a number of short-term working capital financing arrangements in Brazil, including the financing of imported handsets and infrastructure in Brazil. Funding for both types of arrangements was provided by lenders based in Brazil. In addition, Nextel Peru entered into a $130.0 million syndicated loan agreement in December 2009, the proceeds of which will be used for capital expenditures, general corporate purposes and the repayment of short-term intercompany debt. As of December 31, 2009, Nextel Peru had not yet borrowed any funds under this agreement; however, we expect that Nextel Peru will begin drawing on this loan in the first quarter of 2010.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of third generation networks in Peru and Chile;

•	future spectrum purchases;

•	operating expenses and capital expenditures related to the deployment of third generation networks in our other markets if we are successful in acquiring spectrum;

•	debt service requirements, including significant upcoming maturities in the next two years, and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2009. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$397,125	$1,256,250	$—	$23	$1,653,398
Senior notes(1)	124,415	248,750	248,750	1,681,875	2,303,790
Tower financing obligations(1)	58,740	117,442	117,370	269,530	563,082
Syndicated loan facilities(2)	90,356	326,996	16,870	—	434,222
Capital lease obligations(3)	18,069	35,565	34,487	96,375	184,496
Spectrum fees(4)	24,175	48,350	48,350	265,340	386,215
Operating leases(5)	155,190	232,296	181,065	256,921	825,472
Purchase obligations(6)	993,631	50,808	4,386	9,741	1,058,566
Import financing(7)	84,975	—	—	—	84,975
Brazil credit paper(8)	52,742	31,768	—	—	84,510
Other long-term obligations(9)	26,708	38,434	51,547	212,999	329,688

Total contractual commitments	$2,026,126	$2,386,659	$702,825	$2,792,804	$7,908,414

(1)	These amounts include estimated principal and interest payments over the full term of the obligation, assuming the current payment schedule. In accordance with the terms of our 2.75% convertible notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. Based on current market conditions, as well as the effective conversion price and trading prices of our 2.75% convertible notes, we believe that the noteholders will require us to repurchase our 2.75% convertible notes. As a result, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table above in the column labeled “Less than 1 Year.”

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements, including with American Tower, and our corporate aircraft lease. The amounts related to our aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our corporate aircraft.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to interconnection agreements in Mexico.

(7)	This amount represents principal and interest payments due under our import financing agreements in Brazil and Argentina.

(8)	These amounts represent principal and interest payments due under our working capital loans with a Brazilian bank.

(9)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

In addition to these contractual obligations, as discussed in Note 7 to the accompanying consolidated financial statements, we entered into an agreement with Motorola during 2006, which requires us to purchase a minimum number of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2010 were not stipulated in the agreement as they will be negotiated annually. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2010 until each year’s prices and handset mix are negotiated, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $733.2 million for the year ended December 31, 2009, $832.9 million for the year ended December 31, 2008 and $668.3 million for the year ended December 31, 2007. In each of these years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our networks in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets, particularly in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage.

In addition, we currently plan to participate in spectrum auctions in our markets, including auctions that are expected to be conducted in Brazil, Mexico and Argentina, and, if we are successful in acquiring spectrum in those auctions, to deploy third generation networks in those markets consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum in these auctions and deployment of new third generation networks would result in a significant increase in our capital expenditures in the applicable markets although the amount and timing of those additional capital expenditures is dependent on, among other things, the timing of the auctions and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional equity or other funding to support our business plans, and we recently entered into an investment agreement with Televisa pursuant to which Televisa may make an equity investment in Nextel Mexico. For more information, see Note 13 to our consolidated financial statements. Our capital spending is expected to be driven by several factors, including:

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•	the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the extent to which we add capacity to our networks;

•	the amount we spend to deploy the third generation networks in Chile and Peru;

•	the costs we incur in connection with future spectrum acquisitions and the development and deployment of any third generation networks in our other markets; and

•	the costs we incur in connection with non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices. For example, we have experienced voice quality problems related to certain types of calls made using the 6:1 voice coder technology, an upgrade to the iDEN technology used in our mobile network, and in some markets, we have adjusted the network software to reduce the number of calls completed using the 6:1 voice coder technology in order to balance our network capacity needs with the need to maintain voice quality. Because we have not used the 6:1 voice coder technology to its full capacity, we have invested more capital in our infrastructure to satisfy our network capacity needs than would have been necessary if we had been able to complete a higher percentage of calls using the technology, and we may make similar investments in the future as we optimize our network to meet our capacity and voice quality requirements. If we were to decide to significantly curtail the use of the 6:1 voice coder technology in all of our markets, these investments could be significant. See “Item 1A. — Risk Factors — 7. Because we rely on one supplier for equipment used in our mobile networks, any failure of that supplier to perform could adversely affect our operations.”

Future Outlook.  We believe that our current business plans, which contemplate significant expansion of our iDEN network in Brazil, continued coverage and capacity expansion of our iDEN networks in Mexico and Argentina, and the construction of new, complementary third generation networks in Peru and Chile, do not require us to raise additional external funding to enable us to operate and grow our business while servicing our debt obligations and that our current working capital and anticipated cash flows will be adequate to meet our cash needs to support our existing business.

Our funding needs could, however, be significantly affected by our plans to participate in auctions of spectrum rights in our markets, including the auctions that are expected to be conducted in Brazil, Mexico and Argentina, and by our plans to deploy third generation networks in those markets if we are successful in acquiring those spectrum rights. These plans, which are consistent with our business strategy of providing differentiated services to our customers, would require us to raise significant additional funding. The amounts and timing of those additional funding requirements would be affected by, among other things:

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

Our funding needs will also be affected by the need to repay or refinance our existing indebtedness, including the $350.0 million principal amount of our 2.75% convertible notes that we believe the noteholders will require us to repurchase in 2010 and the $1.2 billion principal amount of our 3.125% convertible notes that mature in 2012.

We will continue to assess opportunities to raise additional funding that could be used, among other purposes, to meet those requirements, to refinance our existing obligations or to meet the funding needs of our business plans. The indebtedness that we may incur in 2010 and in subsequent years in order to fund our business plans and for refinancing may be significant. See “Forward Looking Statements.”

In making this assessment of our funding needs under our current plans and under our plans that contemplate the acquisition of spectrum and the deployment of third generation networks, we have considered:

•	cash and cash equivalents on hand and short-term-investments available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the third generation networks that utilize the 1.9 GHz spectrum we acquired in Peru and Chile;

•	our expectation of the values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service, which includes significant maturities in the next several years; and

•	income taxes.

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

Recent financial market conditions in debt and equity markets in the United States and global markets have resulted in a decline in the amount of funding available to corporate borrowers. As a result, available funding is both more costly and provided on terms that are less favorable to borrowers than were previously available. Although conditions in the debt and equity markets in the United States improved in the second half of 2009, volatility in those markets could make it more difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above including those that may result from our acquisition of spectrum and deployment of third generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. — Risk Factors — 3. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “— 4. Our current and future debt may limit our flexibility and increase our risk of default.”

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

In June 2009, the FASB updated its authoritative guidance on the consolidation of variable interest entities, or VIEs, to require an ongoing qualitative assessment to determine the primary beneficiary of the variable interest arrangement. This guidance also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. The updated authoritative guidance will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted but must be applied on a retroactive basis. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance on the measurement and disclosure of the fair value of liabilities and clarifies the valuation methodologies that may be used when a quoted market price in an active market for an identical liability is not available. This guidance will be effective in the first reporting period beginning after August 26, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB updated its authoritative guidance on accounting for distributions to shareholders with components of stock and cash. The amendments clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This updated authoritative guidance was effective for the year ended December 31, 2009. The implementation of this updated guidance did not have an impact to our consolidated financial statements since we were already accounting for distributions in this manner.

In January 2010, the FASB amended its authoritative guidance on fair value measurements and disclosures. This update added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This updated guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity between purchases, sales, issuances and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

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

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. Nextel Mexico has entered into interest rate swap agreements to hedge its exposure to interest rate risk. The values of these instruments are not material. As of December 31, 2009, $3,297.4 million, or 89%, of our total consolidated debt was fixed rate debt, and the remaining $416.1 million, or 11%, of our total consolidated debt was variable rate debt.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2009 for our fixed rate debt obligations, including our convertible notes, our senior notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations and our interest rate swap, as well as the notional amounts of our purchased currency call options and written currency put options, all of which have been determined at their fair values. In accordance with the terms of our 2.75% convertible notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. As a result, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table below in the column labeled “1 Year.”

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2008 reflect changes in applicable market conditions during 2009. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2009		2008
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$435,126	$4,489	$1,204,749	$5,028	$5,325	$1,333,887	$2,988,604	$2,898,424	$1,579,600	$1,066,131
Average Interest Rate	3.4%	5.5%	3.1%	5.6%	5.6%	9.4%	6.0%		3.2%
Fixed Rate (MP)	$5,614	$6,615	$7,803	$9,217	$10,903	$89,330	$129,482	$129,482	$158,104	$95,870
Average Interest Rate	15.8%	15.8%	15.8%	15.8%	15.8%	15.7%	15.8%		14.7%
Fixed Rate (BR)	$50,351	$19,710	$20,742	$7,777	$7,960	$72,838	$179,378	$181,039	$77,924	$38,414
Average Interest Rate	12.1%	12.6%	13.2%	21.6%	24.2%	23.5%	17.9%		23.2%
Variable Rate (US$)	$81,039	$237,639	$81,039	$8,182	$8,182	$—	$416,081	$403,079	$456,600	$408,776
Average Interest Rate	2.0%	1.7%	2.0%	2.0%	2.0%	—	1.9%		2.9%
Variable Rate (MP)	$—	$—	$—	$—	$—	$—	$—	$—	$20,066	$19,372
Average Interest Rate	—	—	—	—	—	—	—	—	9.0%
Interest Rate Swap:
Variable to Fixed	$—	$156,600	$—	$—	$—	$—	$156,600	$(1,246)	$13,301	$(124)
Average Pay Rate	—	1.4%	—	—	—	—	1.4%		10.8%
Average Receive Rate	—	2.0%	—	—	—	—	2.0%		9.0%
Foreign Currency Exchange Options:
Notional Amount	$139,000	$—	$—	$—	$—	$—	$139,000	$1,620	$—	$—
Average Strike Price	$0.07 - 0.08	—	—	—	—	—	$0.07 - 0.08		—

Item 8.	Financial Statements and Supplementary Data

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

As of December 31, 2009, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment using the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their Report of Independent Registered Public Accounting Firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the captions “Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the captions “Securities Ownership — Securities Ownership of Certain Beneficial Owners” and “— Securities Ownership of Management” and “Executive Compensation — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders under the captions “Audit Information — Fees Paid to Independent Registered Public Accounting Firm” and “— Audit Committee Pre-Approval Policies and Procedures.”

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

NII HOLDINGS, INC.

By:	/s/ Teresa S. Gendron
Teresa S. Gendron
Vice President and Controller
(On behalf of the registrant and as
Principal Accounting Officer)

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007. Additionally, as discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it measures fair value for financial assets and liabilities in 2008. Also, as discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009.

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

/s/  PricewaterhouseCoopers LLP
McLean, Virginia
February 25, 2010

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,504,064	$1,243,251
Short-term investments	116,289	82,002
Accounts receivable, less allowance for doubtful accounts of $35,148 and $27,875	613,591	454,769
Handset and accessory inventory	188,476	139,285
Deferred income taxes, net	148,498	135,265
Prepaid expenses and other	220,210	130,705

Total current assets	3,791,128	2,185,277
Property, plant and equipment, net	2,502,189	1,892,113
Intangible assets, net	337,233	317,878
Deferred income taxes, net	494,343	429,365
Other assets	429,800	265,440

Total assets	$7,554,693	$5,090,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$186,996	$136,442
Accrued expenses and other	599,209	446,270
Deferred revenues	136,533	116,267
Accrued interest	42,415	13,166
Current portion of long-term debt	564,544	99,054

Total current liabilities	1,529,697	811,199
Long-term debt	3,016,244	2,034,086
Deferred revenues	22,071	29,616
Deferred credits	93,932	144,397
Other long-term liabilities	145,912	158,652

Total liabilities	4,807,856	3,177,950

Commitments and contingencies (Note 7)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2009 and 2008, no shares issued or outstanding — 2009 and 2008	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2009 and 2008, 166,730 shares issued and outstanding — 2009, 165,782 shares issued and outstanding — 2008	166	166
Paid-in capital	1,239,541	1,158,925
Retained earnings	1,674,898	1,293,407
Accumulated other comprehensive loss	(167,768)	(540,375)

Total stockholders’ equity	2,746,837	1,912,123

Total liabilities and stockholders’ equity	$7,554,693	$5,090,073

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Operating revenues
Service and other revenues	$4,153,548	$4,048,466	$3,184,696
Digital handset and accessory revenues	244,051	220,914	111,599

	4,397,599	4,269,380	3,296,295

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,225,222	1,110,927	850,934
Cost of digital handset and accessory sales	623,733	585,391	443,760
Selling, general and administrative	1,438,463	1,400,642	1,077,893
Depreciation	404,062	372,542	290,302
Amortization	29,242	32,578	14,727

	3,720,722	3,502,080	2,677,616

Operating income	676,877	767,300	618,679

Other income (expense)
Interest expense, net	(218,844)	(205,516)	(160,642)
Interest income	25,586	68,411	67,429
Foreign currency transaction gains (losses), net	104,866	(120,572)	19,008
Debt conversion expense	—	—	(25,753)
Loss on extinguishment of debt	—	—	(6,311)
Other expense, net	(2,308)	(28,806)	(1,914)

	(90,700)	(286,483)	(108,183)

Income before income tax provision	586,177	480,817	510,496
Income tax provision	(204,686)	(138,862)	(156,748)

Net income	$381,491	$341,955	$353,748

Net income, per common share, basic	$2.30	$2.05	$2.12

Net income, per common share, diluted	$2.27	$2.02	$2.02

Weighted average number of common shares outstanding, basic	166,042	166,927	166,749

Weighted average number of common shares outstanding, diluted	174,014	175,290	184,256

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
					Comprehensive (Loss)
					Income
					Unrealized
					(Loss) Income
					on
					Derivatives	Cumulative	Total
	Common Stock		Paid-in	Retained	and	Translation	Stockholders’
	Shares	Amount	Capital	Earnings	Investments	Adjustment	Equity

Balance, January 1, 2007	161,814	$162	$823,990	$606,296	$(2,944)	$(4,920)	$1,422,584
Cumulative effect of adopting ASC 740-10	—	—	1,239	(8,592)	—	—	(7,353)
Net income	—	—	—	353,748	—	—	353,748
Other comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	79,553	79,553
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	1,043	—	1,043

Total comprehensive income	—	—	—	—	—	—	434,344

Purchase of common stock	(7,402)	(7)	(500,080)	—	—	—	(500,087)
Share-based payment expense for equity-based awards	—	—	66,670	—	—	—	66,670
Reversal of deferred tax asset valuation allowances	—	—	407,041	—	—	—	407,041
Conversion feature, net of income taxes — 3.125% convertible notes	—	—	118,874	—	—	—	118,874
Equity issuance costs, net of income taxes — 3.125% convertible notes	—	—	(2,268)	—	—	—	(2,268)
Conversion of 2.75% convertible notes and 2.875% convertible notes to common stock	11,268	11	282,186	—	—	—	282,197
Exercise of stock options	4,230	4	90,992	—	—	—	90,996
Tax benefits on exercise of stock options	—	—	(33)	—	—	—	(33)
Tax benefit of prior periods’ stock option exercises	—	—	7,794	—	—	—	7,794

Balance, December 31, 2007	169,910	170	1,296,405	951,452	(1,901)	74,633	2,320,759
Net income	—	—	—	341,955	—	—	341,955
Other comprehensive loss:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	(613,649)	(613,649)
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	542	—	542

Total comprehensive loss	—	—	—	—	—	—	(271,152)

Purchase of common stock	(5,555)	(5)	(242,665)	—	—	—	(242,670)
Share-based payment expense for equity-based awards	—	—	71,414	—	—	—	71,414
Exercise of stock options	1,427	1	33,771	—	—	—	33,772

Balance, December 31, 2008	165,782	166	1,158,925	1,293,407	(1,359)	(539,016)	1,912,123
Net income	—	—	—	381,491	—	—	381,491
Other comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	373,272	373,272
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	(665)	—	(665)

Total comprehensive income	—	—	—	—	—	—	754,098

Tax deficiency on current period exercise of stock options	—	—	(5,267)	—	—	—	(5,267)
Share-based payment expense for equity-based awards	—	—	70,213	—	—	—	70,213
Exercise of stock options	948	—	15,670	—	—	—	15,670

Balance, December 31, 2009	166,730	$166	$1,239,541	$1,674,898	$(2,024)	$(165,744)	$2,746,837

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$381,491	$341,955	$353,748
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	8,480	7,846	6,044
Amortization of debt discount	49,922	45,982	34,334
Depreciation and amortization	433,304	405,120	305,029
Provision for losses on accounts receivable	86,961	80,628	46,360
Foreign currency transaction (gains) losses, net	(104,866)	120,572	(19,008)
Deferred income tax (benefit) provision	(24,783)	(76,175)	38,469
Utilization of deferred credit	—	—	(21,087)
Share-based payment expense	70,716	71,279	67,010
Accretion of asset retirement obligations	8,961	7,721	5,900
(Gain) loss on short-term investments	(2,210)	14,755	3,320
Loss on extinguishment of debt	—	—	6,311
Contingency reversals, net of charges	(7,473)	—	(13,141)
Other, net	(4,616)	1,801	2,616
Change in assets and liabilities:
Accounts receivable, gross	(184,640)	(207,630)	(166,645)
Handset and accessory inventory	(7,284)	(58,623)	(35,766)
Prepaid expenses and other	(53,202)	(44,097)	(33,729)
Other long-term assets	2,054	(63,365)	(35,514)
Accounts payable, accrued expenses and other	203,208	95,145	90,992
Current deferred revenue	8,558	31,067	21,526
Deferred revenue and other long-term liabilities	174	22,442	4,580

Net cash provided by operating activities	864,755	796,423	661,349

Cash flows from investing activities:
Capital expenditures	(649,578)	(806,610)	(624,309)
Payments for acquisitions, purchases of licenses and other	(28,158)	(10,579)	(49,530)
Transfers to restricted cash	(107,070)	(2,335)	(29,062)
Purchases of short-term investments	(964,489)	(672,875)	(269,061)
Proceeds from sales of short-term investments	959,368	799,730	23,927
Other	(6,433)	2,128	2,351

Net cash used in investing activities	(796,360)	(690,541)	(945,684)

Cash flows from financing activities:
Proceeds from issuance of senior notes	1,249,078	—	—
Proceeds from issuance of convertible notes	—	—	1,200,000
Payments to purchase common stock	—	(242,665)	(500,087)
Borrowings under syndicated loan facilities	—	125,000	175,000
Borrowings under credit paper	70,078	—	—
Repayments under syndicated loan facilities	(89,673)	(57,744)	(18,309)
Proceeds from stock option exercises	15,671	33,772	90,996
Proceeds from towers financing transactions	—	27,271	29,827
Proceeds from capital lease	8,779	—	—
(Payments of) borrowings under short-term notes payable	(18,000)	18,000	—
Payment of debt financing costs	(5,693)	—	(28,617)
Repayments under capital leases, tower financing transactions and other	(14,934)	(9,815)	(5,440)

Net cash provided by (used in) financing activities	1,215,306	(106,181)	943,370

Effect of exchange rate changes on cash and cash equivalents	(22,888)	(126,615)	2,539

Net increase (decrease) in cash and cash equivalents	1,260,813	(126,914)	661,574
Cash and cash equivalents, beginning of year	1,243,251	1,370,165	708,591

Cash and cash equivalents, end of year	$2,504,064	$1,243,251	$1,370,165

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

The services we offer include:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including BlackberryTM services, location-based services, which include the use of global positioning system, or GPS, technologies, digital media services and advanced JavaTM enabled business applications; and

•	international roaming services.

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

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2009 and 2008, approximately $4,765.0 million and $3,614.4 million, respectively, of our assets were owned by

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.

Motorola is currently our sole source for most of the digital network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset, which is manufactured by Research in Motion, or RIM. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel, is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel’s plans for the iDEN technology could affect Motorola’s ability to provide support for the development of new iDEN handset models, which could make it more difficult for us to compete effectively in some of our markets where new handset styles and features are heavily valued by customers. Lower levels of iDEN equipment purchases by Sprint Nextel could also significantly increase our costs for equipment and new network features and handset developments and could impact Motorola’s decision to continue to support iDEN technology beyond its current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based digital mobile networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, our business will be materially adversely affected. See Note 7 for more information.

Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments made by Nextel Brazil in two different investment funds. See Note 6 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk customers, we require a customer deposit. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.

Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. For the years ended December 31, 2009 and 2007, we reported remeasurement gains in our income tax provision of $5.5 million and $2.2 million, respectively, both of which were related to Nextel Peru’s deferred tax assets and liabilities. For the year ended December 31, 2008, we reported remeasurement losses in our income tax provision of $3.2 million.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Supplemental Cash Flow Information.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$649,578	$806,610	$624,309
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	83,579	26,299	44,029

	$733,157	$832,909	$668,338

Interest costs
Interest expense, net	$218,844	$205,516	$160,642
Interest capitalized	12,472	10,345	7,251

	$231,316	$215,861	$167,893

Acquisitions of assets and business combinations
Fair value of assets acquired	$28,158	$10,579	$49,530
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—

	$28,158	$10,579	$49,530

Cash paid for interest, net of amounts capitalized	$105,804	$118,080	$92,362

Cash paid for income taxes	$219,333	$247,419	$137,541

For the year ended December 31, 2009, we had $134.2 million in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in both Brazil and Argentina, the financing of our new corporate aircraft, the financing of a mobile switching office in Peru and co-location capital lease obligations on our communication towers. For the years ended December 31, 2008 and 2007, we had $5.8 million and $13.9 million in non-cash financing activities related to co-location capital lease obligations on our communication towers.

As discussed in Note 5, in the third quarter of 2007, 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes was converted into 11,268,103 shares of our common stock.

Managed Services Agreements.  We recently entered into an agreement with Nokia Siemens Networks to manage our network operations infrastructure and a separate agreement with Hewlett Packard to manage our information technology infrastructure throughout Latin America. In connection with these agreements, about 10% of our employees are expected to transition to become employees of these service providers. As a result, we recorded a pre-tax charge of $26.9 million in the fourth quarter of 2009 for severance benefits under ASC 712, “Compensation — Non-Retirement Post-Employment Benefits,” related to the workforce transition. Of the $26.9 million total pre-tax charge, we recorded $20.7 million in cost of service and $6.2 million in selling, general and administrative costs. We expect the employee transition to occur, as well as the cash payments for severance, during the first half of 2010.

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

Restricted Cash.  As of December 31, 2009, we had $144.9 million in restricted cash, $135.2 million of which was included in other assets and was largely comprised of a debt service reserve account related to our syndicated loan in Brazil and cash collateral supporting the issuance of a performance bond that was required in connection with our recent spectrum acquisition in Chile. The remainder of our restricted cash is included in other current assets. As of December 31, 2008, we did not have a material amount of restricted cash.

Short-Term Investments.  Our short-term investments consist of investments made by Nextel Brazil in two different investment funds. As of December 31, 2008, our short-term investments also included the current portion of an investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset backed securities. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2009, 2008 and 2007, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of operations. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 6 for additional information.

Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We write down our inventory to cover losses related to obsolete and slow moving inventory. For the years ended December 31, 2009, 2008 and 2007, our provision for inventory losses was $0.3 million, $5.2 million and $1.9 million, respectively.

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

We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for digital mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of 10 years. We include depreciation expense on our corporate aircraft capital lease and other capital leases in accumulated depreciation. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

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

Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2009 and 2008, our asset retirement obligations were as follows (in thousands):

	2009	2008

Balance, January 1	$49,701	$41,186
New asset retirement obligations	5,071	7,291
Accretion	8,961	7,721
Settlement of asset retirement obligations	(4)	(1,749)
Foreign currency translation and other	(682)	(4,748)

Balance, December 31	$63,047	$49,701

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

Valuation of Long-Lived Assets.  We review for impairment long-lived assets such as property, plant and equipment and identifiable intangible assets with definite useful lives, which includes our licenses, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows of the asset or asset group is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset.

Intangible Assets.  Our intangible assets are composed of wireless telecommunications licenses and a trade name.

We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize licenses acquired after our emergence from reorganization over their estimated useful lives of 10 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 10 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with

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

Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $123.4 million, $109.9 million and $88.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the Financial Accounting Standards Board’s, or the FASB’s, authoritative guidance surrounding share-based payments. In accordance with this guidance, we used the modified prospective transition method and therefore did not restate our prior period’s results. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the FASB’s authoritative guidance. We recognize these compensation costs net of actual forfeitures for only those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for more information.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.

As presented for the year ended December 31, 2009, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the year ended December 31, 2009, we did not include 10.3 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per

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

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$381,491	166,042	$2.30
Effect of dilutive securities:
Stock options	—	707
Restricted stock	—	277
Convertible notes, net of capitalized interest and taxes	13,076	6,988

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$394,567	174,014	$2.27

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

	Year Ended December 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$341,955	166,927	$2.05
Effect of dilutive securities:
Stock options	—	1,121
Restricted stock	—	252
Convertible notes, net of capitalized interest and taxes	12,805	6,990

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$354,760	175,290	$2.02

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic net income per common share:
Net income	$353,748	166,749	$2.12
Effect of dilutive securities:
Stock options	—	3,633
Restricted stock	—	524
Convertible notes, net of capitalized interest and taxes	18,597	13,350

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$372,345	184,256	$2.02

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the year ended December 31, 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. During the year ended December 31, 2007, we purchased a total of 7,401,543 shares of our common stock for approximately $500.1 million under our first program to purchase shares of our common stock for cash, which was approved by our Board of Directors in May 2007. We did not purchase any shares of our common stock during the year ended December 31, 2009. We treat purchases of our common stock under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

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

Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with the FASB’s authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date of October 31, 2002 and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the FASB’s updated authoritative guidance on business combinations, effective beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. We will also record decreases, if any, of the post-reorganization valuation allowance as a reduction to our income tax expense. Using a “with-and-without” method, in accordance with the FASB’s updated authoritative guidance on share-based payments, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book-to-tax differences.

During 2009, we maintained our prior year position regarding the repatriation of foreign earnings back to the U.S. As of December 31, 2008, we included a $55.1 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by $35.7 million to $19.4 million as of December 31, 2009 due to a $38.3 million tax effect on the distribution received from our Mexico and Argentine subsidiaries and a $2.6 million increase due to the strengthening in the Mexican exchange rate against the U.S. dollar. Except for the earnings associated with this $19.4 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed in the U.S. under the subpart F rules. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

Reclassifications.  We have reclassified some prior period amounts in our consolidated financial statements to conform to our current year presentation. Specifically, for the year ended December 31, 2007, we corrected the classification of $28.7 million from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to existing customers. This revision did not have a material impact on previously reported balances. We did not reclassify any prior period amounts in our consolidated financial statements during the year ended December 31, 2008.

New Accounting Pronouncements.  In June 2009, the FASB updated its authoritative guidance on the consolidation of variable interest entities, or VIEs, to require an ongoing qualitative assessment to determine the primary beneficiary of the variable interest arrangement. This guidance also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. The updated authoritative guidance will be

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted but must be applied on a retroactive basis. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance on the measurement and disclosure of the fair value of liabilities and clarifies the valuation methodologies that may be used when a quoted market price in an active market for an identical liability is not available. This guidance will be effective in the first reporting period beginning after August 26, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB updated its authoritative guidance on accounting for distributions to shareholders with components of stock and cash. The amendments clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This updated authoritative guidance was effective for the year ended December 31, 2009. The implementation of this updated guidance did not have an impact to our consolidated financial statements since we were already accounting for distributions in this manner.

In January 2010, the FASB amended its authoritative guidance on fair value measurements and disclosures. This update added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This updated guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity between purchases, sales, issuances and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	December 31,
	2009	2008
	(in thousands)

Land	$7,365	$6,600
Leasehold improvements	122,364	84,663
Digital mobile network equipment and network software	3,144,673	2,216,212
Office equipment, furniture and fixtures and other	487,051	329,352
Corporate aircraft capital lease	42,747	31,450
Less: Accumulated depreciation and amortization	(1,451,219)	(928,368)

	2,352,981	1,739,909
Construction in progress	149,208	152,204

	$2,502,189	$1,892,113

3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	December 31, 2009			December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Amortizable intangible assets:
Licenses	$426,888	$(89,655)	$337,233	$373,315	$(55,437)	$317,878
Trade name and other	1,640	(1,640)	—	1,412	(1,412)	—

Total intangible assets	$428,528	$(91,295)	$337,233	$374,727	$(56,849)	$317,878

The gross carrying value of our licenses as of December 31, 2009 primarily represent the licenses we acquired in connection with our purchase of Cosmofrecuencias in Mexico during 2006.

Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2009 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2010	$30,269
2011	30,878
2012	30,878
2013	30,878
2014	30,690

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the years ended December 31, 2009 and 2008, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Details

Accrued Expenses and Other.

The components are as follows:

	December 31,	December 31,
	2009	2008
	(in thousands)

Non-income based taxes	$133,298	$52,918
Payroll related items and commissions	114,517	70,493
Network system and information technology	77,281	60,333
Capital expenditures	70,357	68,481
Other	203,756	194,045

	$599,209	$446,270

5.	Debt

	December 31,
	2009	2008
	(in thousands)

10.0% senior notes due 2016, net	$781,261	$—
8.875% senior notes due 2019, net	495,946	—
3.125% convertible notes due 2012	1,097,628	1,059,997
2.75% convertible notes due 2025	342,412	330,850
Brazil syndicated loan facility	259,481	300,000
Mexico syndicated loan facility	156,600	205,863
Tower financing obligations	174,497	157,262
Capital lease obligations	110,063	72,449
Other Brazil financings	151,053	—
Other	11,847	6,719

Total debt	3,580,788	2,133,140
Less: current portion	(564,544)	(99,054)

	$3,016,244	$2,034,086

High Yield Notes.

10.0% Senior Notes due 2016.  In August 2009, we issued senior notes with $800.0 million aggregate principal amount due at maturity for total cash proceeds of $762.5 million, after deducting original issue discount and commissions. We also incurred $0.9 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Holdings’ 3.125% convertible notes and NII Holdings’ 2.75% convertible notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on February 15, 2010. The notes will mature on August 15, 2016 when the entire principal amount of $800.0 million will be due.

The notes are not entitled to any mandatory redemption or sinking fund. Prior to August 15, 2013, NII Capital Corp. may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. At any time on or after August 15, 2013 and prior to maturity, the notes will be redeemable, in whole or in part, at the redemption prices presented below (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on August 15 of the applicable year:

Redemption
Year	Price

2013	105.00%
2014	102.50%
2015 and thereafter	100.00%

Prior to August 15, 2012, up to 35% of the aggregate principal amount of the notes may be redeemed with the net cash proceeds from specified equity offerings at a redemption price of 110% of their principal amount, plus accrued and unpaid interest. Such redemption may only be made if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding.

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

8.875% Senior Notes due 2019.  In December 2009, we issued senior notes with $500.0 million aggregate principal amount due at maturity for total cash proceeds of about $486.6 million, after deducting original issue discount and commissions. We also incurred $0.5 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Capital Corp.’s 10.0% senior notes, NII Holdings’ 3.125% convertible notes and NII Holdings’ 2.75% convertible notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 8.875% per year, which is payable semi-annually in arrears on June 15 and December 15, beginning on June 15, 2010. The notes will mature on December 15, 2019 when the entire principal amount of $500.0 million will be due.

The notes are not entitled to any mandatory redemption or sinking fund. Prior to December 15, 2014, NII Capital Corp. may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. At any time on or after December 15, 2014 and prior to maturity, the notes will be redeemable, in whole or in part, at the redemption prices presented below (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on December 15 of the applicable year:

Redemption
Year	Price

2014	104.438%
2015	102.958%
2016	101.479%
2017 and thereafter	100.000%

Prior to December 15, 2012, up to 35% of the aggregate principal amount of the notes may be redeemed with the net cash proceeds from specified equity offerings at a redemption price of 108.875% of their principal amount, plus accrued and unpaid interest. Such redemption may only be made if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. The remainder of the terms under our 8.875% senior notes are identical to the terms contained in our 10.0% senior notes described above.

Convertible Notes.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

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

For the fiscal quarter ended December 31, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2009. As a result, the conversion contingency was not met as of December 31, 2009. We have the option to satisfy the conversion of the 3.125% notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative in accordance with the FASB’s authoritative guidance for derivatives. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2009, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

The conversion rate of the 3.125% notes is subject to adjustment if any of the following events occur:

•	we issue common stock as a dividend or distribution on our common stock;

•	we issue to all holders of common stock certain rights or warrants to purchase our common stock;

•	we subdivide or combine our common stock;

•	we distribute to all holders of our common stock shares of our capital stock, evidences of indebtedness or assets, including cash or securities but excluding the rights, warrants, dividends or distributions specified above;

•	we or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer for our common stock to the extent that the cash and value of any other consideration included in the payment per share of common stock exceeds the current market price per share of common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to this tender or exchange offer; or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

•	someone other than us or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer in which, as of the closing date of the offer, our board of directors is not recommending the rejection of the offer, subject to certain conditions.

Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 3.125% notes. In addition, the indenture governing our 3.125% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.

As presented for the years ended December 31, 2009, 2008 and 2007, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share for those periods.

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

For the fiscal quarter ended December 31, 2009, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

trading days ending on December 31, 2009. As a result, the conversion contingency was not met as of December 31, 2009.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative in accordance with the FASB’s authoritative guidance for derivatives. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2009 and 2008, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

Prior to August 20, 2010, the notes will not be redeemable. On or after August 20, 2010, we may redeem for cash some or all of the notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to but excluding the redemption date. The remainder of the terms under our 2.75% convertible notes are identical to the terms contained in our 3.125% convertible notes described above.

As presented for the years ended December 31, 2009, 2008 and 2007, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.75% convertible notes.

2.875% Convertible Notes.  As of December 31, 2006, we had outstanding $300.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes. The 2.875% notes bore interest at a rate of 2.875% per year on the principal amount of the notes and were scheduled to mature on February 1, 2034.

In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million, $0.3 million in direct external costs and accrued and unpaid interest of $4.2 million. We recorded the $25.5 million cash premium and the $0.3 million in direct external costs as debt conversion expense in our consolidated statement of operations. We also recognized a $6.3 million loss on extinguishment of our 2.875% convertible notes, including the write-off of $3.4 million of deferred financing costs related to the notes that were tendered.

As presented for the year ended December 31, 2007, our calculation of diluted net income per share includes shares that would have been issued had our 2.875% convertible notes been converted at the beginning of the year instead of on the actual conversion date.

Adoption of Authoritative Guidance on Convertible Debt Instruments.  As a result of adopting the FASB’s authoritative guidance on convertible debt instruments, we are required to separately account for the debt and equity components of our 3.125% convertible notes and our 2.75% convertible notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components recognized for our 3.125% convertible notes and our 2.75% convertible notes were as follows (in thousands):

	December 31, 2009		December 31, 2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,200,000	$349,996	$1,200,000	$349,996
Unamortized discount on convertible notes	102,372	7,584	140,003	19,146
Net carrying amount of convertible notes	1,097,628	342,412	1,059,997	330,850
Carrying amount of equity component	194,557	53,253	194,557	53,253

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

As of December 31, 2009, the unamortized discount on our 3.125% convertible notes and our 2.75% convertible notes had remaining recognition periods of about 29 months and 8 months, respectively.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes	2.875% Notes
	due 2012	due 2025	due 2012	due 2025	due 2012	due 2025	due 2034

Contractual coupon interest	$37,500	$9,625	$37,500	$9,625	$21,875	$9,625	$5,031
Amortization of discount on convertible notes	37,631	11,561	35,120	10,862	19,433	10,204	4,697

Interest expense, net	$75,131	$21,186	$72,620	$20,487	$41,308	$19,829	$9,728

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%	7.15%	6.45%	6.44%

Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 2.25% and 3.43% as of December 31, 2009 and 2008, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.00% and 3.18% as of December 31, 2009 and 2008, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and are secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil has utilized borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt. In connection with this agreement, Nextel Brazil deferred $5.0 million of financing costs, which Nextel Brazil is amortizing as additional interest expense over the term of the syndicated loan.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year.

In June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e. LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. In October 2009, Nextel Mexico paid the remaining principal amounts under both Tranche B and Tranche C of its syndicated loan. The remaining $156.6 million is denominated in U.S. dollars with a floating interest rate based on LIBOR (Tranche A — 1.56% and 2.44% as of December 31, 2009 and 2008, respectively). Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A is now due in a lump sum of $156.6 million in June 2011.

Tower Financing Obligations.  During the year ended December 31, 2008, Nextel Mexico sold 181 communications towers for total proceeds of $23.1 million, and Nextel Brazil sold 54 communications towers for total proceeds of $5.6 million. Nextel Mexico and Nextel Brazil did not sell any communications towers during the year ended December 31, 2009.

We account for these tower sales as financing arrangements. As a result, we did not recognize any gains from the sales, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our consolidated balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2009, 2008 and 2007, we recognized $68.4 million, 48.7 million and $29.8 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense. Following the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.

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

Capital Lease Obligations.

Corporate Aircraft Lease.  In November 2005, we entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We refer to this aircraft lease as the 2005 aircraft lease. We determined that in accordance with the authoritative guidance for lessee involvement in asset construction, we were the owner of this new corporate aircraft during its construction because we had substantially all of the construction period risks. As a result, we recorded an asset for construction-in-progress and a corresponding

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

long-term liability for the new aircraft as construction occurs, which was $37.3 million as of December 31, 2008. In December 2009, upon taking delivery of the aircraft and commencement of the lease term, we began accounting for the 2005 aircraft lease as a capital lease. As a result, we recorded a capital lease liability and a corresponding capital lease asset of $42.7 million in December 2009.

Other Capital Lease Obligations.  Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on sites owned by American Tower. Nextel Mexico and Nextel Brazil account for the majority of these co-location agreements as capital leases.

Other Brazil Financings.

Brazil Import Financing.  In March 2009, Nextel Brazil began financing certain handset and infrastructure equipment purchased mainly from Motorola and Research in Motion, or RIM, that is imported into Brazil through agreements with several Brazilian banks. Each tranche of these financings matures within a six to twelve-month period.

Brazil Credit Paper.  In May 2009, Nextel Brazil entered into a $25.6 million working capital loan with a Brazilian bank. Interest is payable quarterly for the first twelve months beginning in August 2009 and monthly for the remaining six months, and the principal matures beginning in June 2010 through November 2010 with the principal amount payable in six equal consecutive monthly payments. In July 2009, Nextel Brazil entered into a second $16.9 million working capital loan with the same Brazilian bank. Interest on the second loan is payable quarterly for the first six months beginning in October 2009 and monthly for the remaining nine months, and the principal matures beginning in February 2010 through October 2010 with the principal amount payable in nine equal consecutive monthly payments. In December 2009, Nextel Brazil entered into a third $28.7 million working capital loan with a separate Brazilian bank. Interest on the third loan is payable monthly for the first twelve months beginning in January 2010. The principal matures beginning in January 2011 through December 2012 and is payable in 24 equal consecutive monthly payments.

For the year ended December 31, 2009, our short-term financings had a weighted average interest rate of 8.06%.

Debt Maturities.  For the years subsequent to December 31, 2009, scheduled annual maturities of all long-term debt outstanding as of December 31, 2009 are as follows (in thousands):

Principal
Year	Repayments

2010	$572,130
2011	268,453
2012	1,314,333
2013	30,204
2014	32,370
Thereafter	1,496,055

Total	$3,713,545

In accordance with the terms of our 2.75% convertible notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. Based on current market conditions, as well as the effective conversion price and trading prices of our 2.75% convertible notes, we believe that the noteholders will require us to repurchase our 2.75% notes. As a result, the $350.0 million repayment of the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

principal balance of our 2.75% convertible notes due 2025 is included in the 2010 debt maturity payments in the table above.

6.	Fair Value Measurements

The FASB’s authoritative guidance on fair value measurements defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques discussed under the FASB’s authoritative guidance for fair value measurements include the market approach (comparable market prices), the income approach (present value of future income or cash flow based on current market expectations) and the cost approach (cost to replace the service capacity of an asset or replacement cost). As a basis for considering these assumptions, the guidance utilizes a three-tier fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value. The following is a brief description of the three levels in the fair value hierarchy:

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

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items. Fair value may be derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, interest rate yield curves, credit curves, correlation, credit worthiness of the counterparty, option volatility and currency rates. In accordance with the FASB’s authoritative guidance for fair value measurements, the impact of our own credit spreads is also considered when measuring the fair value of liabilities. Where appropriate, valuation adjustments are made to account for various factors such as credit quality and model uncertainty. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. We generally subject all valuations and models to a review process initially and on a periodic basis thereafter. As fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use when pricing the asset or liability at the measurement date.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and valuation techniques may have a

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Value Measurements — (Continued)

material effect on the estimated fair value amounts. The following is a description of the major categories of assets and liabilities measured at fair value on a recurring basis and the valuation techniques applied to them.

Available-for-Sale Securities.

Nextel Brazil Investments.  Available-for-sale securities include $116.3 million in short-term investments made by Nextel Brazil in two investment funds. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.

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

Due to the changing market conditions in the fourth quarter of 2008, the net asset value per unit as determined by the fund manager had declined from $1.000 per unit at inception to $0.827 per unit as of December 31, 2008. We determined that this loss in value was other-than-temporary. As a result, during the year ended December 31, 2008, we recognized a pre-tax loss of $14.8 million related to the loss in value of the fund, which we recorded as a component of net other expense in our consolidated statement of operations. We also received $173.9 million in distributions from the fund during the year ended December 31, 2008. Also, as a result of the decline in the overall market conditions of the credit market and the reduced liquidity in the observable market for asset-backed securities, we reclassified the enhanced cash fund from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable.

The fund was liquidated during December 2009. For the year ended December 31, 2009, we received $55.3 million in total distributions and realized a pre-tax gain during 2009 of $2.1 million, which we recorded as a component of net other expense in our consolidated statement of operations.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Value Measurements — (Continued)

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements as of December 31, 2009			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009

Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$116,289	$—	$—	$116,289
Available-for-sale securities — Enhanced cash fund	—	—	—	—

	$116,289	$—	$—	$116,289

	Fair Value Measurements as of December 31, 2008			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2008

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$48,859	$—	$—	$48,859
Available-for-sale securities — Enhanced cash fund	—	—	33,144	33,144

	48,859	—	33,144	82,003
Long-term investment:
Available-for-sale securities — Enhanced cash fund	—	—	20,016	20,016

	$48,859	$—	$53,160	$102,019

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis:

Year Ended
December 31,
2009

Beginning balance	$53,160
Principal distributions	(55,302)
Realized gains	2,142

Ending balance	$—

Year Ended
December 31,
2008

Beginning balance	$—
Transfer to Level 3 classification — October 1, 2008	86,242
Principal distributions	(22,695)
Realized losses	(10,387)

Ending balance	$53,160

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Value Measurements — (Continued)

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and debt. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are immaterial. The carrying amounts and estimated fair values of our debt instruments at December 31, 2009 and 2008 are as follows:

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Long-term debt:
Senior notes	$1,277,207	$1,312,165	$—	$—
Convertible notes	1,440,040	1,447,655	1,390,847	1,036,526
Syndicated loan facilities	416,081	403,079	505,863	456,848
Brazil credit paper	74,661	76,322	—	—

	$3,207,989	$3,239,221	$1,896,710	$1,493,374

Senior Notes and Convertible Notes.  We estimated the fair values of our senior notes and our convertible notes using quoted market prices in a broker dealer market, which may be adjusted for certain factors such as historical trading levels and market data for our notes, credit default spreads, stock volatility assumptions with respect to our senior notes and our convertible notes and other corroborating market or internally generated data. Because our fair value measurement includes market data, corroborating market data and some internally generated information, we consider this Level 2 in the fair value hierarchy.

Syndicated Loan Facilities.  We estimated the fair values of our syndicated loan facilities using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, treasury bond rates and credit spreads on comparable publicly traded bonds.

Brazil Credit Paper.  The Brazilian credit paper represents working capital loans from Brazilian banks. We borrowed $25.6 million in May 2009, $16.9 million in June 2009 and an additional $28.7 million in December 2009 under these agreements. We estimated the fair value of the loans by discounting the expected cash flows utilizing primarily Level 3 inputs such as a forward zero-coupon curve of the U.S. Treasury bonds and an appropriate credit spread based on comparable publicly traded bonds.

7.	Commitments and Contingencies

Capital and Operating Lease Commitments.

We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from one to fifteen years. In addition, we have a capital lease obligation on our existing corporate aircraft. The remaining term of this lease agreement is ten years. See Note 5 for further information regarding these agreements.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies — (Continued)

During the years ended December 31, 2009, 2008 and 2007, total rent expense under operating leases was $183.3 million, $177.2 million and $133.1 million, respectively.

For years subsequent to December 31, 2009, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2010	$76,810	$155,190	$232,000
2011	76,619	125,764	202,383
2012	76,387	106,532	182,919
2013	76,103	95,463	171,566
2014	75,755	85,602	161,357
Thereafter	365,905	256,921	622,826

Total minimum lease payments	747,579	825,472	1,573,051
Less: imputed interest	(463,019)	—	(463,019)

Total	$284,560	$825,472	$1,110,032

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

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during 2009.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies — (Continued)

As of December 31, 2009 and 2008, Nextel Brazil had accrued liabilities of $13.9 million and $18.3 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Nextel Brazil did not have any unasserted claims as of December 31, 2009. Of the total accrued liabilities as of December 31, 2008, Nextel Brazil had $9.2 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $121.8 million and $125.8 million as of December 31, 2009. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies.

As of December 31, 2009 and 2008, Nextel Argentina had accrued liabilities of $28.2 million and $35.0 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

8.	Capital Stock

We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.

As described in Note 5, we issued 11,268,103 shares of our common stock in connection with the conversion of our 2.875% convertible notes in July 2007. In addition, as described in Note 1, during the years ended December 31, 2008 and 2007, we repurchased a total of 5,555,033 shares and 7,401,543 shares of our common stock, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Capital Stock — (Continued)

During the years ended December 31, 2009, 2008 and 2007, we issued common shares of stock in connection with the exercise of stock options by employees.

As of December 31, 2009 and 2008, there were 166,730,066 shares and 165,782,002 shares of our common stock outstanding, respectively.

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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2009, we had not issued any shares of undesignated preferred stock.

Common Stock Reserved for Issuance.  As of December 31, 2009 and 2008, under our employee stock option plan, we had reserved for future issuance 12,517,735 shares and 17,610,279 shares of our common stock, respectively.

9.	Income Taxes

The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(2,973)	$—	$2,954
State, net of Federal tax benefit	(480)	—	—
Foreign	(226,016)	(215,037)	(121,143)

Total current income tax provision	(229,469)	(215,037)	(118,189)

Deferred:
Federal	45,303	30,547	(42,463)
State, net of Federal tax benefit	5,011	3,404	(4,731)
Foreign	(25,531)	42,224	8,635

Total deferred income tax provision	24,783	76,175	(38,559)

Total income tax provision	$(204,686)	$(138,862)	$(156,748)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	(1)	(1)	(1)
Effect of foreign operations	(4)	(6)	(6)
Nondeductible stock option expense	1	—	2
Change in deferred tax asset valuation allowance	3	5	(9)
Intercompany transactions	(1)	3	2
Withholding tax and tax on subpart F income	3	2	2
Tax — deductible dividends	(2)	—	(2)
U.S. tax on unremitted foreign earnings	—	—	14
Inflation adjustments	(2)	(7)	(4)
Amortization of acquired tax benefits (deferred credit)	—	—	(4)
Income tax credits	—	(2)	—
Other nondeductible expenses	1	1	1
Other	2	(1)	1

Income tax provision	35%	29%	31%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
	(in thousands)

Deferred tax assets:
Net operating losses and capital loss carryforwards	$250,961	$210,332
Allowance for doubtful accounts	27,635	18,339
Accrued expenses	100,686	79,255
Accrual for contingent liabilities	6,298	6,230
Intangible assets	3,377	5,182
Property, plant and equipment	266,480	170,486
Capital lease obligations	37,939	62,108
Deferred revenue	45,207	40,715
Stock option expense	51,297	41,079
Other	40,827	55,457

	830,707	689,183
Valuation allowance	(75,584)	(48,456)

Total deferred tax asset	755,123	640,727

Deferred tax liabilities:
Intangible assets	70,151	71,555
Unremitted foreign earnings	19,352	55,093
Deferred revenue	21,565	24,132
Property, plant and equipment	17,560	2,418
Debt discount	42,773	61,909
Other	37,634	12,202

Total deferred tax liability	209,035	227,309

Net deferred tax asset	$546,088	$413,418

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings, Inc. as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2009 and 2008, the cumulative amount of additional tax liability would have been approximately $123.1 million and $49.3 million, respectively.

During 2009, we maintained our prior year position regarding the repatriation of foreign earnings back to the U.S. As of December 31, 2008, we included a $55.1 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by $35.7 million to $19.4 million as of December 31, 2009 due to a $38.3 million tax effect on a distribution received from our Mexico and Argentine subsidiaries and $2.6 million increase due to the strengthening in the Mexican exchange rate against the U.S. dollar. Except for the earnings associated with this $19.4 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

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

As of December 31, 2009, we had approximately $252.7 million of net operating loss carryforwards for U.S. Federal and state income tax purposes, $18.2 million of which expires in various amounts beginning in 2010 through 2019, and $234.5 million expires in various amounts from 2020 through 2028. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

As of December 31, 2009, we had approximately $15.9 million of capital loss carryforwards for U.S. Federal income tax purposes, which expires in various amounts from 2012 through 2014. We will only be able to utilize these capital losses to the extent we generate U.S. capital gains. As we do not believe we meet the more-likely-than-not criteria regarding the utilization of these capital losses prior to their expiration, we have established a full valuation allowance against these capital losses.

As of December 31, 2009, we had approximately $5.7 million of net operating loss carryforwards in our Mexican subsidiary. These carryforwards expire in various amounts and at various periods from 2010 to 2019. Nextel Chile had approximately $88.7 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $666.5 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

We excluded $187.7 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under FASB’s updated authoritative guidance on share-based payments; and (3) from excess stock option deductions accounted for under FASB’s updated authoritative guidance on share-based payments. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under FASB’s updated authoritative guidance on share-based payments. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in FASB’s updated authoritative guidance on share-based payments.

During 2009, the deferred tax asset valuation allowance increased by $27.1 million, due to the impact of foreign currency translation adjustments in Brazil, an increase in the net operating loss carryforward in Chile, for which it is more likely than not that the benefits will not be realized in the near term, and an increase in items not currently deductible for U.S. tax purposes.

During 2007, the deferred tax asset valuation allowance decreased by $383.1 million primarily due to the $377.8 million release (net of foreign currency translation adjustments) of the valuation allowance previously recorded with respect to the deferred tax assets of one of our Brazilian entities, Nextel Telecomunicacoes Ltda. (“Brazil Ltda.”). In evaluating the need for a valuation allowance for Brazil Ltda., we considered the following positive evidence: (1) for the cumulative three-year period 2005 through 2007, Brazil Ltda. generated positive pre-tax income in accordance with U.S. GAAP, (2) Brazil Ltda. is expected to continue to generate positive pre-tax income in accordance with U.S. GAAP for the foreseeable future, and (3) Brazilian net operating losses can be carried forward indefinitely and utilized in future years without expiration. Based on this

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

evidence, we concluded in the fourth quarter of 2007 that it was “more-likely-than-not” the deferred tax assets of Brazil Ltda. would be fully utilized, and we released the associated valuation allowance. The financial statement treatment of this valuation allowance release (excluding the effect of the foreign currency translation adjustments) is shown in the table below.

Our deferred tax asset valuation allowances generally consist of three components. We record decreases in these valuation allowances as coming first from valuation allowances existing as of the reorganization date, second from valuation allowances created subsequent to the reorganization from items other than excess stock option deductions, and third from post-reorganization excess stock option deductions accounted for under FASB’s authoritative guidance on share-based payments. Historically, in accordance with the FASB’s authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code, we have recognized decreases in the deferred tax asset valuation allowance that existed at the reorganization date first as a reduction in the carrying value of our intangible assets existing at the reorganization date until fully exhausted, and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the FASB’s updated authoritative guidance on business combinations, effective beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. The table below reflects the impact on our stockholders’ equity and income tax provision of the deferred tax asset valuation allowance decreases that we recorded during 2007 in accordance with the FASB’s authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code. There were no changes to our deferred tax asset valuation allowance during 2008 and 2009 in accordance with the FASB’s authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code.

Year Ended
December 31,
2007

Increase to stockholders’ equity	$407,224
Reduction to income tax provision	48,724

Total	$455,948

As of December 31, 2009, Nextel Brazil, Nextel Chile and Nextel Mexico have $21.3 million, $14.7 million and $1.6 million of deferred tax asset valuation allowances, respectively. In addition, our U.S. operations have $38.0 million of a deferred tax asset valuation allowance as of December 31, 2009. Of the total $75.6 million consolidated deferred tax asset valuation allowance as of December 31, 2009, $17.1 million of Nextel Brazil’s valuation allowance existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with the FASB’s updated authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code as a reduction to income tax expense.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2010 to determine the appropriate level of valuation allowance.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1995;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

Mexico — 2003; Argentina — 2002; Peru and Brazil — 2005. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, as of December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Unrecognized tax benefits at January 1	$85,886	$67,955	$55,965
Additions for current year tax positions	12,018	27,436	14,408
Additions for prior year tax positions	—	555	—
Lapse of statute of limitations	(583)	(490)	(3,058)
Settlements with taxing authorities	—	(124)	(152)
Foreign currency translation adjustment	2,274	(9,446)	792

Unrecognized tax benefits at December 31	$99,595	$85,886	$67,955

The unrecognized tax benefits as of December 31, 2009, 2008 and 2007 included $75.7 million, $63.2 million and $49.2 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $1.0 million of unrecognized tax benefits related to non-U.S. tax credits inappropriately offset against income tax liabilities, which are reasonably possible will be recognized within the next twelve months following December 31, 2009, as a result of the expiring statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $0.3 million, $1.6 million and $0.9 million, respectively, of interest and penalties in our current income tax provision and statement of financial position and a benefit of $1.9 million and $3.0 million of interest and penalties of the unrecognized tax benefits for which the statute of limitations expired in 2009 and 2008, respectively. We had accrued approximately $0.5 million, $2.0 million and $3.8 million for the payment of interest and penalties as of December 31, 2009, 2008 and 2007, respectively. We classify our uncertain tax positions as non-current income tax liabilities.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of December 31, 2009 and 2008 include $13.3 million and $12.8 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The $0.5 million increase from December 31, 2008 to December 31, 2009 was due to the change in the exchange rate between the Mexican peso and the U.S. dollar. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

On December 7, 2009, the Mexican government enacted amendments to the Mexican income tax law that became effective January 1, 2010. The amendments established a transitory increase to the income tax rate, from 28%, in force for 2007 to 2009, to 30% for 2010 to 2012, 29% for 2013 and 28% for 2014 and subsequent years.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

U.S.	$(188,735)	$(217,301)	$(154,308)
Non-U.S.	774,912	698,118	664,804

Total	$586,177	$480,817	$510,496

10.	Employee Stock and Benefit Plans

As of December 31, 2009, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are 27,958 stock options outstanding under the 2002 Management Incentive Plan as of December 31, 2009, no additional awards will be granted under the Plan. We adopted the 2004 Incentive Compensation Plan in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SARs), stock awards, performance share awards, incentive awards and/or stock units. Through December 31, 2009, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

Historically, our Board of Directors has granted stock options and stock awards to employees on an annual basis near the end of April. On April 22, 2009, our Board of Directors granted 5,153,946 stock options and 449,724 restricted stock awards to certain of our employees and directors in connection with this annual stock option grant. Stock options are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. In addition, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 10,000 shares in any single grant and 100,000 shares in the aggregate) to employees who are not executive officers.

We adopted the FASB’s updated authoritative guidance for stock-based compensation effective January 1, 2006. We used the modified prospective transition method to adopt this guidance and therefore did not restate our prior period’s results. Under this transition method, share-based payment expense for the years ended December 31, 2009, 2008 and 2007 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the FASB’s initial authoritative guidance for stock-based compensation. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of the FASB’s updated authoritative guidance on stock-based compensation. We recognize these compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Our stock options generally vest twenty-five percent per year over a four-year period except for stock options granted in 2009, which vest thirty-three percent per year over a three-year period. Our restricted shares generally vest in

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Stock and Benefit Plans — (Continued)

full on the third and/or fourth anniversaries of the grant except for restricted shares granted in 2009, which vest thirty-three percent per year over a three-year period. We used actual forfeitures to calculate our compensation expense for the years ended December 31, 2009, 2008 and 2007.

For the years ended December 31, 2009, 2008 and 2007, we recognized $62.9 million, $64.7 million and $55.2 million, respectively, in share-based payment expense related to stock options. For the years ended December 31, 2009, 2008 and 2007, we recognized $7.8 million, $6.6 million and $11.8 million, respectively, in share-based payment expense related to restricted stock. Amounts recognized in the income statement for tax benefits related to share-based payment arrangements in 2009, 2008 and 2007 were not material. We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. As of December 31, 2009, there was approximately $98.5 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.5 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $15.7 million for 2009, $33.8 million for 2008 and $91.0 million for 2007. We did not realize any tax benefits from exercise of the share-based payment arrangements in 2009, 2008 or 2007.

Stock Option Awards

The following table summarizes stock option activity under all plans:

		Weighted Average
	Number of	Exercise Price	Weighted Average	Aggregate Intrinsic
	Options	per Option	Remaining Life	Value

Outstanding, December 31, 2008	12,064,657	49.75
Granted	5,217,946	14.44
Exercised	(624,064)	24.62
Forfeited	(767,738)	46.98

Outstanding, December 31, 2009	15,890,801	39.28	7.70 years	$118,791,132

Exercisable, December 31, 2009	6,208,105	47.99	6.36 years	$21,993,474

Total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $4.7 million, $35.7 million and $174.6 million, respectively. The total fair value of options vested was $69.9 million, $73.4 million and $42.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $7.55 for each option granted for the year ended December 31, 2009, $18.78

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Stock and Benefit Plans — (Continued)

for each option granted for the year ended December 31, 2008 and $29.43 for each option granted for the year ended December 31, 2007 based on the following assumptions:

	2009	2008	2007

Risk free interest rate	1.50% - 2.51%	1.52% - 3.56%	3.84% - 5.04%
Expected stock price volatility	47.4% - 62.6%	47.4% - 51.5%	36.9% - 38.5%
Expected term in years	4.52 - 4.69	4.52 - 4.60	4.52 - 4.75
Expected dividend yield	0.00%	0.00%	0.00%

The expected term of stock option awards granted represents the period that we expect our stock option awards will be outstanding and was determined based on (1) historical data on employee exercise and post-vesting employment termination behavior, (2) the contractual terms of the stock option awards, (3) vesting schedules and (4) expectations of future employee behavior. The risk-free interest rate for periods consistent with the contractual life of the stock option award is based on the yield curve of U.S. Treasury strip securities in effect at the time of the grant. Expected volatility for options granted after April 1, 2006 takes into consideration historical volatility and the implied volatility from traded options on our stock consistent with the guidance in SAB No. 107, Share-Based Payment.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes-Merton model require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions listed above represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from stock option awards that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with the FASB’s updated authoritative guidance for stock-based compensation, using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Stock and Benefit Plans — (Continued)

Restricted Stock Awards

Following is a summary of the status of our non-vested restricted stock awards:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Non-vested restricted stock awards as of December 31, 2008	579,000	56.29
Granted	449,724	14.33
Vested	(324,000)	61.25
Forfeited	(21,500)	30.53

Non-vested restricted stock awards as of December 31, 2009	683,224	27.59

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of December 31, 2009, there was approximately $7.6 million in unrecognized compensation cost related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of 1.5 years. The total fair value of restricted stock units vested was $6.0 million during 2009, $0 during 2008 and $67.4 million during 2007. The weighted average grant date fair value of restricted stock units granted during 2009 was $14.33 per unit compared to $44.17 per unit for 2008 and $74.02 per unit for 2007.

11.	Segment Information

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies and our corporate operations in the U.S. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our other segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information — (Continued)

corporate management. In the fourth quarter of 2009, we began charging management fees to our other segments, retroactive to January 1, 2009.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Year Ended December 31, 2009
Service and other revenues	$1,785,230	$1,631,156	$482,985	$241,282	$13,988	$(1,093)	$4,153,548
Digital handset and accessory revenues	76,634	103,481	36,735	27,103	98	—	244,051

Operating revenues	$1,861,864	$1,734,637	$519,720	$268,385	$14,086	$(1,093)	$4,397,599

Segment earnings (losses)	$653,110	$495,325	$148,803	$14,605	$(201,662)	$—	$1,110,181
Management fee	(48,742)	(20,026)	(12,310)	(21,385)	102,463	—	—
Depreciation and amortization	(168,663)	(180,844)	(38,482)	(32,117)	(13,198)	—	(433,304)

Operating income (loss)	435,705	294,455	98,011	(38,897)	(112,397)	—	676,877
Interest expense, net	(44,411)	(51,741)	4,773	(3,022)	(139,715)	15,272	(218,844)
Interest income	17,225	6,304	688	245	16,333	(15,209)	25,586
Foreign currency transaction (losses) gains, net	(21,889)	119,060	5,467	(221)	2,449	—	104,866
Other (expense) income, net	(1,406)	(861)	3,748	—	2,141	(5,930)	(2,308)

Income (loss) before income tax (provision) benefit	385,224	367,217	112,687	(41,895)	(231,189)	(5,867)	586,177
Income tax (provision) benefit	(96,916)	(109,330)	(40,382)	9,838	32,104	—	(204,686)

Net income (loss)	$288,308	$257,887	$72,305	$(32,057)	$(199,085)	$(5,867)	$381,491

Capital expenditures	$104,418	$407,449	$38,626	$148,463	$34,201	$—	$733,157

Year Ended December 31, 2008
Service and other revenues	$2,047,113	$1,262,838	$508,227	$222,819	$8,704	$(1,235)	$4,048,466
Digital handset and accessory revenues	86,128	68,081	46,097	20,571	37	—	220,914

Operating revenues	$2,133,241	$1,330,919	$554,324	$243,390	$8,741	$(1,235)	$4,269,380

Segment earnings (losses)	$764,344	$369,969	$170,855	$42,557	$(175,305)	$—	$1,172,420
Management fee	(32,187)	—	—	—	31,836	351	—
Depreciation and amortization	(191,396)	(141,005)	(38,801)	(21,737)	(12,061)	(120)	(405,120)

Operating income (loss)	540,761	228,964	132,054	20,820	(155,530)	231	767,300
Interest expense, net	(60,086)	(53,146)	(3,223)	(292)	(96,071)	7,302	(205,516)
Interest income	46,221	6,141	2,425	875	20,051	(7,302)	68,411
Foreign currency transaction (losses) gains, net	(44,811)	(80,211)	6,558	(67)	(1,690)	(351)	(120,572)
Other (expense) income, net	(311)	(12,633)	45	—	(15,907)	—	(28,806)

Income (loss) before income tax (provision) benefit	481,774	89,115	137,859	21,336	(249,147)	(120)	480,817
Income tax (provision) benefit	(100,577)	(22,920)	(49,176)	(9,042)	42,853	—	(138,862)

Net income (loss)	$381,197	$66,195	$88,683	$12,294	$(206,294)	$(120)	$341,955

Capital expenditures	$218,623	$414,466	$84,631	$64,342	$50,847	$—	$832,909

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Year Ended December 31, 2007
Service and other revenues	$1,762,596	$833,241	$408,142	$178,058	$3,828	$(1,169)	$3,184,696
Digital handset and accessory revenues	30,103	34,723	33,951	12,800	22	—	111,599

Operating revenues	$1,792,699	$867,964	$442,093	$190,858	$3,850	$(1,169)	$3,296,295

Segment earnings (losses)	$675,845	$217,785	$138,354	$35,769	$(144,045)	$—	$923,708
Management fee	(34,376)	—	—	—	34,376	—	—
Depreciation and amortization	(151,597)	(96,435)	(30,436)	(19,946)	(7,008)	393	(305,029)

Operating income (loss)	489,872	121,350	107,918	15,823	(116,677)	393	618,679
Interest expense, net	(60,527)	(33,943)	(2,466)	(120)	(73,782)	10,196	(160,642)
Interest income	29,605	744	5,370	750	41,156	(10,196)	67,429
Foreign currency transaction gains, net	2,559	14,595	1,244	507	103	—	19,008
Debt conversion expense	—	—	—	—	(25,753)	—	(25,753)
Loss on extinguishment of debt	—	—	—	—	(6,311)	—	(6,311)
Other income (expense), net	2,103	(127)	1,594	2	(5,486)	—	(1,914)

Income (loss) before income tax (provision) benefit	463,612	102,619	113,660	16,962	(186,750)	393	510,496
Income tax (provision) benefit	(101,567)	36,613	(39,819)	(3,023)	(48,952)	—	(156,748)

Net income (loss)	$362,045	$139,232	$73,841	$13,939	$(235,702)	$393	$353,748

Capital expenditures	$255,245	$256,744	$67,966	$43,961	$44,422	$—	$668,338

December 31, 2009
Property, plant and equipment, net	$670,926	$1,248,803	$193,339	$268,524	$120,884	$(287)	$2,502,189

Identifiable assets	$2,234,120	$2,530,896	$399,579	$445,828	$1,944,557	$(287)	$7,554,693

December 31, 2008
Property, plant and equipment, net	$687,839	$725,892	$212,908	$151,034	$114,727	$(287)	$1,892,113

Identifiable assets	$2,122,133	$1,492,260	$450,781	$291,397	$733,789	$(287)	$5,090,073

December 31, 2007
Property, plant and equipment, net	$803,517	$674,230	$185,703	$108,201	$84,972	$(166)	$1,856,457

Identifiable assets	$2,297,669	$1,540,731	$445,304	$231,487	$921,180	$(166)	$5,436,205

12.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2009
Operating revenues	$961,314	$1,058,865	$1,142,458	$1,234,962
Operating income	152,244	163,114	186,297	175,222
Net income	70,638	134,290	116,982	59,581
Net income, per common share, basic	$0.43	$0.81	$0.70	$0.36

Net income, per common share, diluted	$0.43	$0.79	$0.69	$0.35

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2008
Operating revenues	$993,217	$1,103,954	$1,182,725	$989,484
Operating income	191,665	199,570	218,837	157,228
Net income	107,064	148,546	84,430	1,915
Net income, per common share, basic	$0.63	$0.89	$0.51	$0.01

Net income, per common share, diluted	$0.62	$0.86	$0.50	$0.01

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Financial Data (Unaudited) — (Continued)

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

13.	Subsequent Event

Televisa Agreement.  On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries, Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa will acquire a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. Pursuant to this investment agreement, the parties agreed to form a consortium to participate together in an auction of licenses authorizing the use of certain frequency bands for wireless communication services in Mexico expected to be conducted during the first half of 2010. Completion of the transactions contemplated by this agreement, including the acquisition by Televisa of the equity interest, is conditioned upon, among other things, the consortium’s success in acquiring spectrum in the auction. We are currently evaluating the effect that completion of the transactions contemplated by this agreement will have on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2009
Allowance for doubtful accounts	$27,875	$86,960	$(79,687)	$35,148

Valuation allowance for deferred tax assets	$48,456	$27,146	$(22)	$75,580

Year Ended December 31, 2008
Allowance for doubtful accounts	$20,204	$80,628	$(72,957)	$27,875

Valuation allowance for deferred tax assets	$32,509	$25,036	$(9,089)	$48,456

Year Ended December 31, 2007
Allowance for doubtful accounts	$15,928	$46,360	$(42,084)	$20,204

Valuation allowance for deferred tax assets	$415,637	$8,712	$(391,840)	$32,509

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX

For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

			Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc.	8-K	2.1	11/12/02
3.1	Restated Certificate of Incorporation of NII Holdings, as amended	10-K	3.1	02/27/07
3.2	Second Amended and Restated Bylaws of NII Holdings	8-K	3.1	10/29/07
4.1	Indenture governing our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	10-Q	4.1	11/09/05
4.2	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	10-Q	4.1	08/06/07
4.3	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.4	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number One to the Subscriber Unit Purchase Agreement, dated as of December 12, 2005, between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.20	03/22/06
10.3	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.4	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc.	10-K	10.51	03/29/02
10.5	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.6	Form of Amendment 001 to iDEN Infrastructure Installation Services Agreement, dated as of January 1, 2005, by and between NII Holdings, Motorola, Inc. and each of Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A.	10-K	10.4	03/22/06

				Incorporated by Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

10.7		Form of iDEN Infrastructure Equipment Supply Agreement, dated August 14, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00
10.8		Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.9		Form of Amendment 005 to iDEN Infrastructure Equipment Supply Agreement, dated as of December 15, 2004, between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A.	10-K	10.11	03/31/05
10.10		Form of Amendment 006 to the iDEN Infrastructure Equipment Supply Agreement, dated as of January 1, 2005, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.9	03/22/06
10.11		Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06
10.12		Amended and Restated Credit Agreement, dated as of June 27, 2006, by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A.	10-Q	10.1	08/07/06
10.13		Term Facility Agreement A/B, dated as of September 14, 2007, by and among Nextel Telecomunicações Ltda., Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V., as lender, and Standard Bank Offshore Trust Company Jersey Limited, as Security Agent	10-Q	10.1	11/06/07
10.14		Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings	S-1	10.12	12/20/02
10	.15+	Management Incentive Plan, dated as of November 12, 2002	S-8	99.1	12/12/02
10.16		Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.22	03/27/03
10	.17+	Form of NII Holdings Change of Control Severance Plan	10-Q	10.2	08/06/08
10	.18+	2004 Incentive Compensation Plan	10-Q	10.1	08/06/08
10	.19+	Form of Executive Officer Restricted Stock Award Agreement	8-K	10.1	04/22/09
10	.20+	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	10.2	04/22/09
10	.21+	Form of Non-employee Director Restricted Stock Award Agreement	10-Q	10.3	05/06/09

				Incorporated by Reference
Exhibit					Filing	Filed
Number		Exhibit Description	Form	Exhibit	Date	Herewith

10	.22+	Form of Non-employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10	.23+	Outside Directors Deferral Plan	10-K	10.26	02/27/08
10	.24+	Severance Plan	10-Q	10.1	08/06/08
10	.25+	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10	.26+	Employment Letter Agreement, dated January 5, 2008, between NII Holdings and Steven P. Dussek	8-K	10.1	01/09/08
10.27		Registration Rights Agreement related to our 10% senior notes due 2016, dated as of August 18, 2009, by and among NII Holdings and the initial purchasers	8-K	4.2	08/18/09
10.28		Registration Rights Agreement related to our 8.875% senior notes due 2019, dated as of December 15, 2009, by and among NII Holdings and the initial purchasers	8-K	4.2	12/15/09
10	.29+	Employment Agreement for Steven M. Shindler, dated June 8, 2009	8-K	10.1	06/09/09
10	.30+	Employment Agreement for Sergio Chaia, dated January 16, 2007				*
12.1		Ratio of Earnings to Fixed Charges				*
14.1		Code of Business Conduct and Ethics	10-K	14.1	03/12/04
21.1		Subsidiaries of NII Holdings				*
23.1		Consent of PricewaterhouseCoopers LLP				*
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
101		The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.				*

+	Indicates Management Compensatory Plan, Contract or Arrangement.