Form 10-Q
period 2010-03-31
NII HOLDINGS INC
filed 2010-05-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2010

Common Stock, $0.001 par value per share	167,286,549

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$2,650,735	$2,504,064
Short-term investments	30,540	116,289
Accounts receivable, less allowance for doubtful accounts of $38,555 and $35,148	632,357	613,591
Handset and accessory inventory	139,243	188,476
Deferred income taxes, net	169,324	148,498
Prepaid expenses and other	306,589	220,210

Total current assets	3,928,788	3,791,128
Property, plant and equipment, less accumulated depreciation of $1,583,864 and $1,451,219	2,513,691	2,502,189
Intangible assets, less accumulated amortization of $102,357 and $91,295	341,593	337,233
Deferred income taxes, net	471,596	494,343
Other assets	400,547	429,800

Total assets	$7,656,215	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,557	$186,996
Accrued expenses and other	577,994	599,209
Deferred revenues	141,883	136,533
Accrued interest	40,967	42,415
Current portion of long-term debt	584,000	564,544

Total current liabilities	1,487,401	1,529,697
Long-term debt	3,057,781	3,016,244
Deferred revenues	22,436	22,071
Deferred credits	83,166	93,932
Other long-term liabilities	156,865	145,912

Total liabilities	4,807,649	4,807,856

Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2010 and 2009, no shares issued or outstanding — 2010 and 2009	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2010 and 2009, 167,075 shares issued and outstanding — 2010, 166,730 shares issued and outstanding — 2009	166	166
Paid-in capital	1,265,738	1,239,541
Retained earnings	1,723,360	1,674,898
Accumulated other comprehensive loss	(140,698)	(167,768)

Total stockholders’ equity	2,848,566	2,746,837

Total liabilities and stockholders’ equity	$7,656,215	$7,554,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
 (in thousands, except per share amounts)
Unaudited

	Three Months Ended,
	March 31,
	2010	2009

Operating revenues
Service and other revenues	$1,217,670	$910,307
Digital handset and accessory revenues	65,476	51,007

	1,283,146	961,314

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	349,525	255,899
Cost of digital handsets and accessories	172,828	145,249
Selling, general and administrative	419,426	315,026
Depreciation	120,740	86,352
Amortization	7,956	6,544

	1,070,475	809,070

Operating income	212,671	152,244

Other income (expense)
Interest expense, net	(85,726)	(44,596)
Interest income	5,599	12,653
Foreign currency transaction losses, net	(25,083)	(7,314)
Other expense, net	(4,358)	(1,642)

	(109,568)	(40,899)

Income before income tax provision	103,103	111,345
Income tax provision	(54,641)	(40,707)

Net income	$48,462	$70,638

Net income, per common share, basic	$0.29	$0.43

Net income, per common share, diluted	$0.28	$0.43

Weighted average number of common shares outstanding, basic	166,817	165,782

Weighted average number of common shares outstanding, diluted	170,475	166,043

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$28,793	$(80,156)
Other	(1,723)	366

Other comprehensive income (loss)	27,070	(79,790)
Net income	48,462	70,638

Total comprehensive income (loss)	$75,532	$(9,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Three Months Ended March 31, 2010
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, January 1, 2010	166,730	$166	$1,239,541	$1,674,898	$(167,768)	$2,746,837
Net income	—	—	—	48,462	—	48,462
Other comprehensive income, net of taxes	—	—	—	—	27,070	27,070
Exercise of stock options	345	—	8,023	—	—	8,023
Share-based payment expense for equity-based awards	—	—	17,880	—	—	17,880
Other	—	—	294	—	—	294

Balance, March 31, 2010	167,075	$166	$1,265,738	$1,723,360	$(140,698)	$2,848,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Three Months Ended March 31, 2010 and 2009
(in thousands)
Unaudited

	2010	2009

Cash flows from operating activities:
Net income	$48,462	$70,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,696	92,896
Provision for losses on accounts receivable	19,594	25,922
Foreign currency transaction losses, net	25,083	7,314
Share-based payment expense	18,150	17,601
Other, net	4,642	9,475
Change in assets and liabilities:
Accounts receivable, gross	(39,639)	(54,628)
Handset and accessory inventory	60,399	(3,628)
Prepaid expenses and other	52,349	(49,586)
Accounts payable, accrued expenses and other	(130,676)	35,368
Other, net	10,014	(13,972)

Net cash provided by operating activities	197,074	137,400

Cash flows from investing activities:
Capital expenditures	(156,289)	(182,991)
Proceeds from sales of short-term investments	396,838	205,093
Purchase of short-term investments	(315,136)	(144,242)
Other, net	(17,778)	(43,451)

Net cash used in investing activities	(92,365)	(165,591)

Cash flows from financing activities:
Borrowings under syndicated loan facilities	60,000	—
Repayments under syndicated loan facilities and other transactions	(23,256)	(1,831)
Other, net	(7,088)	(17,704)

Net cash provided by (used in) financing activities	29,656	(19,535)

Effect of exchange rate changes on cash and cash equivalents	12,306	(39,074)

Net increase (decrease) in cash and cash equivalents	146,671	(86,800)
Cash and cash equivalents, beginning of period	2,504,064	1,243,251

Cash and cash equivalents, end of period	$2,650,735	$1,156,451

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our current report on Form 8-K filed on March 8, 2010. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Cumulative foreign currency translation adjustment	$(136,952)	$(165,744)
Other	(3,746)	(2,024)

	$(140,698)	$(167,768)

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$156,289	$182,991
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(21,812)	(13,513)

	$134,477	$169,478

Interest costs
Interest expense, net	$85,726	$44,596
Interest capitalized	2,238	2,260

	$87,964	$46,856

For the three months ended March 31, 2010, we had $23.3 million in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers. For the three months ended March 31, 2009, we had $20.4 million in non-cash financing activities related to the short-term financing of imported handsets and infrastructure in Brazil, the financing of the mobile switching office in Peru and co-location capital lease obligations on our communication towers.

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. For the three months ended March 31, 2010 and 2009, we had $43.5 million and $18.2 million, respectively, in revenue-based taxes and other excise taxes.

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

As presented for the three months ended March 31, 2010 and 2009, our calculations of diluted net income per share include common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes or our 2.75% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the three months ended March 31, 2010 and 2009, we did not include 8.5 million and 11.9 million, respectively, in antidilutive stock options in our calculations of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for those periods. For the three months ended March 31, 2009, we also excluded an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands)

Basic net income per common share:
Net income	$48,462	166,817	$0.29	$70,638	165,782	$0.43

Effect of dilutive securities:
Stock options	—	3,167		—	27
Restricted stock	—	491		—	234

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$48,462	170,475	$0.28	$70,638	166,043	$0.43

New Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board, or the FASB, updated its authoritative guidance on the consolidation of variable interest entities, or VIEs, to require an ongoing qualitative assessment to determine the primary beneficiary of the variable interest arrangement. This guidance also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. The updated authoritative guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements. We plan to adopt this new guidance on its effective date of January 1, 2011.

In January 2010, the FASB amended its authoritative guidance on fair value measurements and disclosures. This update added new requirements for disclosures about transfers into and out of the Level 1 and 2 classifications in the fair value hierarchy and separate disclosures regarding purchases, sales, issuances and settlements relating to assets and liabilities in the Level 3 classification. It also provided guidance regarding the required fair value disclosures on the level of disaggregation and on the inputs and valuation techniques used to measure fair value. This updated guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide disclosures on purchases, sales, issuances and settlements relating to assets and liabilities in the Level 3 classification. That requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 2 for additional information regarding the fair value measurements used with respect to certain of our assets. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Note 2.	Fair Value Measurements

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements as of
	March 31, 2010			Fair Value as of
	Using the Fair Value Hierarchy			March 31,
Financial Instruments	Level 1	Level 2	Level 3	2010

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$30,540	$—	$—	$30,540

	Fair Value Measurements as of
	December 31, 2009			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$116,289	$—	$—	$116,289

Available-for-sale securities include short-term investments made by Nextel Brazil, primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.

During the three months ended March 31, 2009, we held short-term investments in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. In the first quarter of 2009, we received $15.2 million in distributions and recorded a pre-tax unrealized gain of $0.3 million in accumulated other comprehensive income due to a slight increase in the net asset value of the fund from December 31, 2008. This fund was liquidated in December 2009. As a result, during the three months ended March 31, 2010, we had no activity with respect to assets or liabilities measured at fair value on a recurring

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis using Level 3 inputs. The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2009 (in thousands):

Beginning balance	$53,160
Principal distributions	(15,236)
Unrealized gain, included in other comprehensive income	322
Realized gain on distributions, included in net income	21

Ending balance	$38,267

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

The carrying amounts and estimated fair values of our long-term debt instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)

Senior notes	$1,277,755	$1,398,000	$1,277,207	$1,312,165
Convertible notes	1,452,902	1,474,560	1,440,040	1,447,655
Syndicated loan facilities	455,821	441,835	416,081	403,079
Other	163,189	163,869	157,164	158,825

	$3,349,667	$3,478,264	$3,290,492	$3,321,724

We estimated the fair values of our senior notes using quoted market prices in a broker dealer market and the fair values of our convertible notes using quoted prices in a traded exchange market, which may be adjusted for certain factors such as historical trading levels and market data for our senior notes, credit default spreads, stock volatility assumptions with respect to our convertible notes and other corroborating market or internally generated data. Because our fair value measurements include assumptions based on market data, corroborating market data and some broker internally generated information, we consider these estimates Level 2 in the fair value hierarchy.

We estimated the fair values of our syndicated loan facilities using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds.

Other debt consists primarily of Brazilian credit paper and import financing agreements. We estimated the fair value of the Brazilian credit paper utilizing primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term, import financing agreements approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Debt

	March 31,	December 31,
	2010	2009
	(in thousands)

Senior notes, net	$1,277,755	$1,277,207
Convertible notes, net	1,452,902	1,440,040
Syndicated loan facilities	455,821	416,081
Other	455,303	447,460

Total debt	3,641,781	3,580,788
Less: current portion	(584,000)	(564,544)

	$3,057,781	$3,016,244

Peru Syndicated Loan Facility.  In December 2009, Nextel Peru entered into a $130.0 million U.S. dollar-denominated syndicated loan agreement. Of the total amount of this loan agreement, $50.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche A — 6.04% as of March 31, 2010), $32.5 million has a floating interest rate of LIBOR plus 5.25% (Tranche B-1 — 5.54% as of March 31, 2010), $37.5 million has a floating interest rate of LIBOR plus 4.75% (Tranche B-2 — 5.04% as of March 31, 2010) and $10.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche B-3 — 6.04% as of March 31, 2010). Principal under Tranche A and Tranche B-3 is payable quarterly beginning in December 2011, and principal under Tranche B-1 and Tranche B-2 is payable quarterly beginning in December 2010. Tranche A and Tranche B-3 mature on December 15, 2016, Tranche B-1 matures on December 15, 2014 and Tranche B-2 matures on December 15, 2012. Nextel Peru is subject to various legal and financial covenants under this syndicated loan facility that, among other things, require Nextel Peru to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods.

In March 2010, Nextel Peru borrowed $60.0 million under this agreement. Nextel Peru plans to continue utilizing its borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of short-term intercompany debt.

Convertible Notes.

3.125% Convertible Notes.  The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 10,142,040 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended March 31, 2010, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2010. As a result, the conversion contingency was not met as of March 31, 2010.

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

The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,370 aggregate common shares, representing a conversion price of about $50.08 per share. For the fiscal quarter ended March 31, 2010, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading days in the 30 consecutive trading days ending on March 31, 2010. As a result, the conversion contingency was not met as of March 31, 2010.

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

	March 31, 2010		December 31, 2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,200,000	$349,996	$1,200,000	$349,996
Unamortized discount on convertible notes	92,523	4,571	102,372	7,584
Net carrying amount of convertible notes	1,107,477	345,425	1,097,628	342,412
Carrying amount of equity component	194,557	53,253	194,557	53,253

As of March 31, 2010, the unamortized discount on our 3.125% convertible notes and our 2.75% convertible notes had remaining recognition periods of about 26 months and 5 months, respectively.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$9,375	$2,406	$9,375	$2,406
Amortization of discount on convertible notes	9,849	3,013	9,192	2,823

Interest expense, net	$19,224	$5,419	$18,567	$5,229

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

Note 4.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the first quarter of 2010.

As of March 31, 2010 and December 31, 2009, Nextel Brazil had accrued liabilities of $13.9 million for both periods related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $128.0 million and $132.0 million as of March 31, 2010. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies.

As of March 31, 2010 and December 31, 2009, Nextel Argentina had accrued liabilities of $29.3 million and $28.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 5.	Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1995; Argentina and Mexico — 2003; Peru and Brazil — 2005. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the three months ended March 31, 2010 (in thousands):

Unrecognized tax benefits — December 31, 2009	$99,595
Additions for current year tax positions	3,910
Additions for prior year tax positions	—
Lapse of statute of limitations	(468)
Settlements with taxing authorities	—
Foreign currency translation adjustment	3,181

Unrecognized tax benefits — March 31, 2010	$106,218

The unrecognized tax benefits as of December 31, 2009 and March 31, 2010 include $75.7 million and $81.6 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the first quarter of 2010, consistent with the methodology we employed for 2009, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2010 to determine the appropriate level of valuation allowance.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2010, we changed our position regarding the repatriation of current foreign earnings back to the United States. We anticipate recording a U.S. federal, state and foreign tax provision during 2010 with respect to future remittances of certain undistributed earnings of our subsidiaries in Mexico. In the first quarter of 2010, we recorded a $19.6 million provision for U.S. federal, state and foreign taxes on these future remittances of current year earnings. We continue to indefinitely reinvest all other remaining undistributed earnings of our foreign subsidiaries outside the United States.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. We believe it is probable that we will recover this amount. Our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 include $13.9 million and $13.3 million, respectively in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended March 31, 2010
Operating revenues	$509,424	$563,827	$132,757	$72,879	$4,604	$(345)	$1,283,146

Segment earnings (losses)	$184,384	$176,709	$36,599	$4,223	$(60,548)	$—	$341,367
Less:
Depreciation and amortization							(128,696)
Foreign currency transaction losses, net							(25,083)
Interest expense and other, net							(84,485)

Income before income tax provision							$103,103

Three Months Ended March 31, 2009
Operating revenues	$445,029	$316,081	$132,166	$65,525	$2,781	$(268)	$961,314

Segment earnings (losses)	$154,160	$88,024	$41,873	$9,367	$(48,284)	$—	$245,140
Less:
Depreciation and amortization							(92,896)
Foreign currency transaction losses, net							(7,314)
Interest expense and other, net							(33,585)

Income before income tax provision							$111,345

March 31, 2010
Identifiable assets	$2,383,324	$2,463,871	$417,092	$483,878	$1,908,337	$(287)	$7,656,215

December 31, 2009
Identifiable assets	$2,234,120	$2,530,896	$399,579	$445,828	$1,944,557	$(287)	$7,554,693

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Condensed Consolidating Financial Statements

In 2009, we issued senior notes totaling $1.3 billion in aggregate principal amount comprised of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019 (collectively, the “notes”). The notes are senior unsecured obligations of NII Capital Corp., a wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. No foreign subsidiaries will guarantee the notes unless they are first tier subsidiaries of NII Holdings. These guarantees are full and unconditional, as well as joint and several.

In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, as well as condensed consolidating statements of operations and cash flows for the three months ended March 31, 2010 and 2009, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating balance sheet as of December 31, 2009 presented below has been revised to reflect the inclusion of an additional subsidiary guarantor.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,661,332	$28	$—	$989,375	$—	$2,650,735
Short-term investments	—	—	—	30,540	—	30,540
Accounts receivable, net	—	—	—	633,919	(1,562)	632,357
Handset and accessory inventory	—	—	—	139,243	—	139,243
Deferred income taxes, net	(3,711)	—	(1,345)	174,175	205	169,324
Prepaid expenses and other	954	11	5,750	299,897	(23)	306,589

Total current assets	1,658,575	39	4,405	2,267,149	(1,380)	3,928,788
Property, plant and equipment, net	—	—	63,868	2,450,110	(287)	2,513,691
Investments in and advances to affiliates	1,805,123	2,553,463	3,125,945	11,844,751	(19,329,282)	—
Intangible assets, net	—	—	—	347,425	(5,832)	341,593
Deferred income taxes, net	—	—	—	471,596	—	471,596
Other assets	2,261,765	940,679	629,807	826,409	(4,258,113)	400,547

Total assets	$5,725,463	$3,494,181	$3,824,025	$18,207,440	$(23,594,894)	$7,656,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$790	$141,767	$—	$142,557
Accrued expenses and other	1,380,288	51,380	1,547,990	1,187,216	(3,588,880)	577,994
Deferred revenues	—	—	—	141,883	—	141,883
Accrued interest	12,662	23,165	—	5,140	—	40,967
Current portion of long-term debt	345,417	—	1,695	236,888	—	584,000

Total current liabilities	1,738,367	74,545	1,550,475	1,712,894	(3,588,880)	1,487,401
Long-term debt	1,107,497	1,277,755	40,635	631,894	—	3,057,781
Deferred revenues	—	—	—	22,436	—	22,436
Deferred credits	15,714	—	(5,743)	73,195	—	83,166
Other long-term liabilities	15,319	—	15,190	798,502	(672,146)	156,865

Total liabilities	2,876,897	1,352,300	1,600,557	3,238,921	(4,261,026)	4,807,649

Total stockholders’ equity	2,848,566	2,141,881	2,223,468	14,968,519	(19,333,868)	2,848,566

Total liabilities and stockholders’ equity	$5,725,463	$3,494,181	$3,824,025	$18,207,440	$(23,594,894)	$7,656,215

(1)	NII Capital Corp. is the issuer of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,702,191	$28	$—	$801,845	$—	$2,504,064
Short-term investments	—	—	—	116,289	—	116,289
Accounts receivable, net	—	—	—	613,666	(75)	613,591
Handset and accessory inventory	—	—	—	188,476	—	188,476
Deferred income taxes, net	(837)	—	1,977	147,358	—	148,498
Prepaid expenses and other	724	15	4,812	214,693	(34)	220,210

Total current assets	1,702,078	43	6,789	2,082,327	(109)	3,791,128
Property, plant and equipment, net	—	—	57,051	2,445,425	(287)	2,502,189
Investments in and advances to affiliates	1,686,513	2,195,901	2,736,467	10,473,228	(17,092,109)	—
Intangible assets, net	—	—	—	343,065	(5,832)	337,233
Deferred income taxes, net	—	—	—	494,343	—	494,343
Other assets	2,237,959	940,834	698,307	903,467	(4,350,767)	429,800

Total assets	$5,626,550	$3,136,778	$3,498,614	$16,741,855	$(21,449,104)	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$997	$185,999	$—	$186,996
Accrued expenses and other	1,388,189	35,578	1,547,458	1,251,947	(3,623,963)	599,209
Deferred revenues	—	—	—	136,533	—	136,533
Accrued interest	5,693	31,405	—	5,317	—	42,415
Current portion of long-term debt	342,412	—	1,684	220,448	—	564,544

Total current liabilities	1,736,294	66,983	1,550,139	1,800,244	(3,623,963)	1,529,697
Long-term debt	1,097,647	1,277,206	41,063	600,328	—	3,016,244
Deferred revenues	—	—	—	22,071	—	22,071
Deferred credits	33,900	18,667	(31,161)	72,526	—	93,932
Other long-term liabilities	11,872	—	8,871	853,398	(728,229)	145,912

Total liabilities	2,879,713	1,362,856	1,568,912	3,348,567	(4,352,192)	4,807,856

Total stockholders’ equity	2,746,837	1,773,922	1,929,702	13,393,288	(17,096,912)	2,746,837

Total liabilities and stockholders’ equity	$5,626,550	$3,136,778	$3,498,614	$16,741,855	$(21,449,104)	$7,554,693

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,283,491	$(345)	$1,283,146

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	35	522,663	(345)	522,353
Selling, general and administrative	460	4	46,057	372,905	—	419,426
Management fee	(18,556)	—	(23,220)	41,776	—	—
Depreciation and amortization	—	—	1,680	127,016	—	128,696

	(18,096)	4	24,552	1,064,360	(345)	1,070,475

Operating income (loss)	18,096	(4)	(24,552)	219,131	—	212,671
Other income (expense)
Interest expense, net	(25,090)	(31,758)	(304)	(34,755)	6,181	(85,726)
Interest income	2,917	—	533	8,319	(6,170)	5,599
Foreign currency transaction losses, net	—	—	—	(25,083)	—	(25,083)
Equity in income of affiliates	35,176	117,029	108,609	455,928	(716,742)	—
Other income (expense), net	—	—	115	(4,473)	—	(4,358)

	13,003	85,271	108,953	399,936	(716,731)	(109,568)

Income before income tax benefit (provision)	31,099	85,267	84,401	619,067	(716,731)	103,103
Income tax benefit (provision)	17,363	—	(17,675)	(54,534)	205	(54,641)

Net income	$48,462	$85,267	$66,726	$564,533	$(716,526)	$48,462

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$961,582	$(268)	$961,314

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	50	401,366	(268)	401,148
Selling, general and administrative	—	—	37,717	277,309	—	315,026
Management fee	—	—	(22,987)	22,987	—	—
Depreciation and amortization	—	—	1,893	91,003	—	92,896

	—	—	16,673	792,665	(268)	809,070

Operating (loss) income	—	—	(16,673)	168,917	—	152,244
Other income (expense)
Interest expense, net	(24,517)	—	(190)	(25,773)	5,884	(44,596)
Interest income	1,991	—	10	16,536	(5,884)	12,653
Foreign currency transaction losses, net	(5,029)	—	—	(2,285)	—	(7,314)
Equity in income of affiliates	87,942	69,767	—	44,471	(202,180)	—
Other income (expense), net	22	—	137	(1,801)	—	(1,642)

	60,409	69,767	(43)	31,148	(202,180)	(40,899)

Income (loss) before income tax benefit (provision)	60,409	69,767	(16,716)	200,065	(202,180)	111,345
Income tax benefit (provision)	10,229	(712)	800	(49,927)	(1,097)	(40,707)

Net income (loss)	$70,638	$69,055	$(15,916)	$150,138	$(203,277)	$70,638

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$48,462	$85,267	$66,726	$564,533	$(716,526)	$48,462
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(83,922)	(85,267)	(131,081)	(267,644)	716,526	148,612

Net cash (used in) provided by operating activities	(35,460)	—	(64,355)	296,889	—	197,074
Cash flows from investing activities:
Capital expenditures	(2,376)	—	—	(153,913)	—	(156,289)
Proceeds from sales of short-term investments	—	—	—	396,838	—	396,838
Purchases of short-term investments	—	—	—	(315,136)	—	(315,136)
Other, net	(10,629)	—	64,355	(17,778)	(53,726)	(17,778)

Net cash (used in) provided by investing activities	(13,005)	—	64,355	(89,989)	(53,726)	(92,365)
Net cash provided by (used in) financing activities	7,606	—	—	(31,676)	53,726	29,656
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,306	—	12,306

Net (decrease) increase in cash and cash equivalents	(40,859)	—	—	187,530	—	146,671
Cash and cash equivalents, beginning of period	1,702,191	28	—	801,845	—	2,504,064

Cash and cash equivalents, end of period	$1,661,332	$28	$—	$989,375	$—	$2,650,735

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$70,638	$69,056	$(15,916)	$150,139	$(203,279)	$70,638
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(102,268)	(69,056)	15,620	19,187	203,279	66,762

Net cash (used in) provided by operating activities	(31,630)	—	(296)	169,326	—	137,400
Cash flows from investing activities:
Capital expenditures	(360)	—	—	(182,631)	—	(182,991)
Proceeds from sales of short-term investments	15,236	—	—	189,857	—	205,093
Purchases of short-term investments	—	—	—	(144,242)	—	(144,242)
Transfers to restricted cash	—	—	—	(40,689)	—	(40,689)
Intercompany borrowings	(108,000)	—	—	—	108,000	—
Other, net	—	—	—	(2,762)	—	(2,762)

Net cash used in investing activities	(93,124)	—	—	(180,467)	108,000	(165,591)
Cash flows from financing activities:
Intercompany investments	—	—	—	108,000	(108,000)	—
Other, net	(447)	—	296	(19,384)	—	(19,535)

Net cash flows (used in) provided by financing activities	(447)	—	296	88,616	(108,000)	(19,535)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39,074)	—	(39,074)

Net (decrease) increase in cash and cash equivalents	(125,201)	—	—	38,401	—	(86,800)
Cash and cash equivalents, beginning of period	490,795	—	—	752,456		1,243,251

Cash and cash equivalents, end of period	$365,594	$—	$—	$790,857	$—	$1,156,451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2010 and December 31, 2009 and our consolidated results of operations for the three-month periods March 31, 2010 and 2009; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K, as supplemented by our current report on Form 8-K filed on March 8, 2010, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.

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

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of finding the optimal balance of growth and profitability regardless of the competitive landscape. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for information on risks and uncertainties that could affect our ability to reach these goals and the other objectives described below.

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

On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa will acquire a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. Pursuant to this investment agreement, the parties agreed to form a consortium to participate together in two auctions of licenses authorizing the use of certain frequency bands for wireless communication services in Mexico expected to be conducted in 2010. Completion of the transactions contemplated by this agreement, including the acquisition by Televisa of the equity interest, is conditioned upon, among other things, the consortium’s success in acquiring spectrum in the auction.

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

Sprint Nextel is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them. In light of the reduction in Sprint Nextel’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. In February 2010, Motorola announced plans to separate its mobile devices and home division into a separate public entity. While we cannot determine the impact of Motorola’s planned separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

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

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We have deployed a third generation network in Peru that utilizes WCDMA technology and will operate on this spectrum, and in the fourth quarter of 2009, we launched high speed wireless data services using air cards supported by our third generation network in Peru. In addition, in April 2010, we also launched voice services utilizing our third generation network in Peru. Similarly, in September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. In addition, we expect to pursue opportunities to acquire additional spectrum in our other markets in the future, including through participating in the spectrum auctions that are expected to be conducted in Mexico, Brazil and Argentina to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy. Nextel Mexico has been approved to participate jointly with Televisa in the spectrum auction expected to occur in 2010. We believe that the deployment of these third generation networks will enable us to offer new and differentiated services to a larger base of potential customers.

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

During 2008 and continuing into 2009, the global economic environment was characterized by a significant decline in economic growth rates and a marked increase in the volatility of foreign currency exchange rates. The effects of these changes were particularly severe in our Latin American markets during the first half of 2009 when we experienced significant reductions in our operational performance due to the reduction in customer demand and in our reported financial results due to both the economic downturn and the substantial decline in local currency values relative to the U.S. dollar. During the second half of 2009 and into the first quarter of 2010, we have experienced stabilizing or improving economic conditions, as well as strengthening local currency exchange rates in some of our markets, but there is no assurance that these improvements will continue. Future declines in the economic growth rates and volatility of foreign currency exchange rates globally and in our markets could negatively impact our operations and our operating and financial results.

See “Forward Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for information on risks and uncertainties that could affect the above objectives.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of March 31, 2010 and December 31, 2009. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2009	2,987	2,483	1,030	842	44	7,386
Net subscriber additions	105	180	24	63	5	377

Handsets in commercial service — March 31, 2010	3,092	2,663	1,054	905	49	7,763

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

As described in more detail in our annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies;

•	stock-based compensation; and

•	income taxes.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2010 compared to those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the three months ended March 31, 2010 and 2009. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the

U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Three Months Ended March 31,
	2010	2009	Percent Change

Mexican peso	12.80	14.36	11%
Brazilian real	1.80	2.31	22%
Argentine peso	3.84	3.54	(8)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,217,670	95%	$910,307	95%	$307,363	34%
Digital handset and accessory revenues	65,476	5%	51,007	5%	14,469	28%

	1,283,146	100%	961,314	100%	321,832	33%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(349,525)	(27)%	(255,899)	(27)%	(93,626)	37%
Cost of digital handset and accessory sales	(172,828)	(14)%	(145,249)	(15)%	(27,579)	19%

	(522,353)	(41)%	(401,148)	(42)%	(121,205)	30%
Selling and marketing expenses	(150,389)	(12)%	(113,213)	(12)%	(37,176)	33%
General and administrative expenses	(269,037)	(21)%	(201,813)	(21)%	(67,224)	33%
Depreciation and amortization	(128,696)	(10)%	(92,896)	(9)%	(35,800)	39%

Operating income	212,671	16%	152,244	16%	60,427	40%
Interest expense, net	(85,726)	(6)%	(44,596)	(5)%	(41,130)	92%
Interest income	5,599	—	12,653	1%	(7,054)	(56)%
Foreign currency transaction losses, net	(25,083)	(2)%	(7,314)	(1)%	(17,769)	243%
Other expense, net	(4,358)	—	(1,642)	—	(2,716)	165%

Income before income tax provision	103,103	8%	111,345	11%	(8,242)	(7)%
Income tax provision	(54,641)	(4)%	(40,707)	(4)%	(13,934)	34%

Net income	$48,462	4%	$70,638	7%	$(22,176)	(31)%

During the first quarter of 2010, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil and Mexico. We also experienced a lower consolidated customer turnover rate in the first quarter of 2010 compared to the first quarter of 2009, which resulted primarily from improving economic conditions in our markets, as well as the initiatives we implemented in 2009 to stabilize customer turnover rates in our markets.

We continued to invest in coverage expansion and network improvements during the first quarter of 2010, resulting in consolidated capital expenditures of $134.5 million, which represented a 21% decrease from the first quarter of 2009. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. We expect that the amounts invested in Brazil to expand our network coverage and improve network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments for the remainder of 2010 as we focus more resources on expansion in that market. In addition, our deployment of a third generation network in Peru has required and will continue to require significant additional capital expenditures as will our planned deployment of a third generation network in Chile. We will also incur significant additional capital expenditures if we pursue and are awarded spectrum in the auctions that are expected to take place in Mexico, Brazil and Argentina in 2010 and if we proceed with our plans to deploy third generation networks in those markets. If we acquire spectrum in connection with the auction expected to occur in Mexico, our future funding needs to build a third generation network in Mexico may be reduced as a result of the agreement we entered into with Televisa pursuant to which Televisa would acquire 30% of Nextel Mexico in exchange for a $1.44 billion cash investment, although this transaction is subject to a number of conditions, some of which are out of our control. If we are successful in the auction in Mexico and the transaction with Televisa is not consummated, we may need to raise significant capital to cover the cost of this spectrum and the deployment of a third generation network in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during the first quarter of 2010 compared to the first quarter of 2009.

1.	Operating revenues

The $307.4 million, or 34%, increase in consolidated service and other revenues from the first quarter of 2009 to the same period in 2010 is primarily due to a 20% increase in the average number of total digital handsets in service over the same period, which resulted from both the continued strong demand for our services, primarily in Brazil, and our balanced growth and expansion strategy across our markets. This increase was also the result of an increase in consolidated average revenue per subscriber unit resulting primarily from the appreciation in the average values of the local currencies in Brazil and Mexico compared to the first quarter of 2009 and from an increase in average revenue per subscriber unit in local currencies in Brazil driven by higher usage and an increase in the prices charged for various rate plans.

2.	Cost of revenues

The $93.6 million, or 37%, increase in consolidated cost of service from the first quarter of 2009 to the same period in 2010 is largely the result of the following:

•	an increase in consolidated interconnect costs, primarily in Brazil, resulting from an increase in the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges;

•	an increase in consolidated service and repair costs, principally in Brazil, resulting from increased cost of repair per subscriber related to a change in the mix of handsets in Brazil toward more mid and high tier handsets, and an increase in the number of customers participating in our handset maintenance programs; and

•	an increase in consolidated direct switch and transmitter and receiver site costs resulting from an increase in the number of cell sites in service from March 31, 2009 to March 31, 2010 to support the expansion of the coverage and capacity of our iDEN networks in Brazil and Mexico and the deployment of our third generation network in Peru.

The $27.6 million, or 19%, increase in consolidated cost of digital handset and accessory sales from the first quarter of 2009 to the same period in 2010 is largely the result of an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

The $37.2 million, or 33%, increase in consolidated selling and marketing expenses from the first quarter of 2009 to the same period in 2010 is primarily a result of the following:

•	an increase in consolidated direct commissions and payroll expenses, primarily in Brazil, due to an increase in gross subscriber additions by internal market sales personnel, as well as an increase in sales and marketing personnel;

•	an increase in consolidated advertising costs related to promotions for new rate plans that were launched in the first quarter of 2010; and

•	an increase in consolidated indirect commissions, mostly in Brazil, due to an increase in gross subscriber additions generated by external market sales personnel.

4.	General and administrative expenses

The $67.2 million, or 33%, increase in consolidated general and administrative expenses from the first quarter of 2009 to the same period in 2010 is principally a result of the following:

•	an increase in consolidated general corporate costs, primarily in Brazil, largely related to an increase in revenue-based taxes in Brazil; and

•	an increase in consolidated customer care and billing operations expenses, mostly in Brazil, primarily as a result of an increase in customer care personnel necessary to support a larger customer base.

5.	Depreciation and amortization

The $35.8 million, or 39%, increase in consolidated depreciation and amortization from the first quarter of 2009 to the same period in 2010 is primarily due to an increase in consolidated property, plant and equipment in service resulting from the continued build-out of our networks, primarily in Brazil.

6.	Interest expense, net

The $41.1 million, or 92%, increase in consolidated net interest expense from the first quarter of 2009 to the same period in 2010 is largely attributable to interest incurred in connection with the issuance of our senior notes in 2009.

7.	Foreign currency transaction losses, net

Net foreign currency transaction losses of $25.1 million during the first quarter of 2010 are primarily the result of the impact of the depreciation in the value of the Mexican peso and the Brazilian real relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net assets and Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

8.	Income tax provision

The $13.9 million, or 34%, increase in the consolidated income tax provision from the first quarter of 2009 to the same period in 2010 is primarily due to a $19.6 million tax provision for the future remittances of certain undistributed earnings from our Mexican subsidiaries, partially offset by an increase in the tax deductible dividends expected to be declared by one of our markets at the end of the year.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The results of Nextel Chile are included in “Corporate and other.” A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$487,921	96%	$427,407	96%	$60,514	14%
Digital handset and accessory revenues	21,503	4%	17,622	4%	3,881	22%

	509,424	100%	445,029	100%	64,395	14%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(86,445)	(17)%	(83,589)	(19)%	(2,856)	3%
Cost of digital handset and accessory sales	(100,749)	(20)%	(88,323)	(20)%	(12,426)	14%

	(187,194)	(37)%	(171,912)	(39)%	(15,282)	9%
Selling and marketing expenses	(66,091)	(13)%	(53,724)	(12)%	(12,367)	23%
General and administrative expenses	(71,755)	(14)%	(65,233)	(14)%	(6,522)	10%

Segment earnings	$184,384	36%	$154,160	35%	$30,224	20%

Nextel Mexico continues to be our largest market segment, comprising 40% of our consolidated operating revenues and generating a 36% segment earnings margin for the first quarter of 2010, which is slightly higher than the margin reported for the first quarter of 2009. During the first quarter of 2010, Nextel Mexico’s results of operations reflected slightly higher average revenues per subscriber due primarily to the appreciation in the average value of the peso relative to the U.S. dollar discussed below and the overall improvement in Mexico’s economy, partially offset by the impact of the implementation of lower cost rate plans in response to the competitive environment in Mexico.

The average value of the Mexican peso for the first quarter of 2010 appreciated relative to the U.S. dollar by 11%, compared to the average rate that prevailed during the first quarter of 2009. As a result, the components of Nextel Mexico’s results of operations for the first quarter of 2010 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Beginning in 2007, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during 2009 and have continued into 2010. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive and more controlled rate plans to new and existing customers. These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in lower average revenues per subscriber. In order to continue to expand and improve its customer base, in 2009, Nextel Mexico implemented more stringent credit requirements for new customers and recently renegotiated the commission structure for their indirect dealers so that the commissions earned by those dealers are more closely linked to the quantity and quality of the incoming customers. If these efforts prove unsuccessful, gross subscriber additions in Mexico could be adversely affected in future periods.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $17.2 million for the first quarter of 2010, which represents 13% of our consolidated capital expenditures for the three months ended March 31, 2010 and which is a slight decrease from 15% of consolidated capital expenditures during the three months ended March 31, 2009.

1.	Operating revenues

The $60.5 million, or 14%, increase in service and other revenues from the first quarter of 2009 to the same period in 2010 is primarily due to a 10% increase in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico’s markets and the overall improvement in Nextel Mexico’s economy, as well as a slight increase in average service revenue per subscriber, partially offset by the impact of the implementation of lower cost rate plans in response to the competitive environment in Mexico.

The changes in Nextel Mexico’s cost of revenues, cost of service, selling and marketing expenses and general and administrative expenses as a percentage of Nextel Mexico’s operating revenues from the three months ended March 31, 2009 to the same period in 2010 were immaterial.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$538,050	95%	$297,290	94%	$240,760	81%
Digital handset and accessory revenues	25,777	5%	18,791	6%	6,986	37%

	563,827	100%	316,081	100%	247,746	78%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(190,570)	(34)%	(105,096)	(33)%	(85,474)	81%
Cost of digital handset and accessory sales	(37,885)	(7)%	(29,328)	(9)%	(8,557)	29%

	(228,455)	(41)%	(134,424)	(42)%	(94,031)	70%
Selling and marketing expenses	(55,369)	(10)%	(37,699)	(12)%	(17,670)	47%
General and administrative expenses	(103,294)	(18)%	(55,934)	(18)%	(47,360)	85%

Segment earnings	$176,709	31%	$88,024	28%	$88,685	101%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 44% of consolidated revenues from the three months ended March 31, 2010 compared to 33% in the same period during 2009. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we invested in Brazil during 2009 and continued to invest in Brazil during the first quarter of 2010 in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. As a result, Nextel Brazil’s capital expenditures represented 63% of our total consolidated capital expenditures for the first quarter of 2010. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average exchange rate of the Brazilian real for the three months ended March 31, 2010 appreciated against the U.S. dollar by 22% compared to the same period in 2009. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2010, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses in our results than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

1.	Operating revenues

The $240.8 million, or 81%, increase in service and other revenues from the three months ended March 31, 2009 to the same period in 2010 is the result of a 37% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into newer markets, as well as an increase in average revenue per subscriber unit.

The 37% increase in digital handset and accessory revenues from the three months ended March 31, 2009 to the same period in 2010 is largely due to an increase in handset upgrades for existing subscribers, as well as an increase in handset sales.

2.	Cost of revenues

The $85.5 million, or 81%, increase in cost of service from the three months ended March 31, 2009 to the same period in 2010 is primarily due to the following:

•	an increase in interconnect costs principally resulting from an increase in the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges;

•	an increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites in service in Brazil from March 31, 2009 to March 31, 2010; and

•	an increase in service and repair costs resulting from a temporary shortage of replacement handsets in the first quarter of 2010, which caused a significant increase in higher tier handsets utilized in Nextel Brazil’s handset maintenance program, as well as an increase in the number of customers participating in this program.

The 29% increase in cost of digital handset and accessory revenues from the three months ended March 31, 2009 to the same period in 2010 is due to an increase in handset upgrades for existing subscribers and an increase in handset sales to new subscribers.

3.	Selling and marketing expenses

The 47% increase in selling and marketing expenses from the three months ended March 31, 2009 to the same period in 2010 is due to an increase in handset sales made by internal sales personnel, an increase in selling and marketing personnel necessary to support Nextel Brazil’s growing subscriber base and an increase in handset sales by indirect dealers.

4.	General and administrative expenses

The 85% increase in general and administrative expenses from the three months ended March 31, 2009 to the same period in 2010 is due to the following:

•	an increase in other general and administrative costs due to an 83% increase in revenue based taxes and an increase in general and administrative personnel;

•	an increase in customer care costs related to an increase in the number of retail stores in Brazil, as well as an increase in customer care personnel necessary to support Nextel Brazil’s larger customer base;

•	an increase in information technology costs mainly due to increased consulting and facilities costs, as well as a slight increase in information technology personnel; and

•	an increase in bad debt expense primarily resulting from Nextel Brazil’s growth in operating revenues.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$121,879	92%	$124,171	94%	$(2,292)	(2)%
Digital handset and accessory revenues	10,878	8%	7,995	6%	2,883	36%

	132,757	100%	132,166	100%	591	0%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(44,320)	(33)%	(44,773)	(34)%	453	(1)%
Cost of digital handset and accessory sales	(18,485)	(14)%	(13,469)	(10)%	(5,016)	37%

	(62,805)	(47)%	(58,242)	(44)%	(4,563)	8%
Selling and marketing expenses	(10,682)	(8)%	(10,102)	(8)%	(580)	6%
General and administrative expenses	(22,671)	(17)%	(21,949)	(16)%	(722)	3%

Segment earnings	$36,599	28%	$41,873	32%	$(5,274)	(13)%

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. In addition, Nextel Argentina’s segment earnings has decreased from the three months ended March 31, 2009 compared to same period in 2010 because of the adverse changes in the economic environment in Argentina. If the weaker economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average value of the Argentine peso for the three months ended March 31, 2010 depreciated relative to the U.S. dollar by 8% compared to the same period in 2009. As a result, the components of Nextel Argentina’s results of operations for the three months ended March 31, 2010 after translation into U.S. dollars reflect somewhat lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

The changes in Nextel Argentina’s operating revenues, cost of service, cost of revenues, selling and marketing expenses and general and administrative expenses as a percentage of Nextel Argentina’s operating revenues from the three months ended March 31, 2009 to the same period in 2010 were immaterial.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$65,600	90%	$58,932	90%	$6,668	11%
Digital handset and accessory revenues	7,279	10%	6,593	10%	686	10%

	72,879	100%	65,525	100%	7,354	11%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(25,657)	(35)%	(21,100)	(32)%	(4,557)	22%
Cost of digital handset and accessory sales	(14,884)	(21)%	(13,449)	(21)%	(1,435)	11%

	(40,541)	(56)%	(34,549)	(53)%	(5,992)	17%
Selling and marketing expenses	(12,565)	(17)%	(8,136)	(12)%	(4,429)	54%
General and administrative expenses	(15,550)	(21)%	(13,473)	(21)%	(2,077)	15%

Segment earnings	$4,223	6%	$9,367	14%	$(5,144)	(55)%

In December 2009, we launched a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. We continue to develop and deploy transmitter and receiver sites in conjunction with the continued build-out of this network, and in April 2010, we launched voice service on this network. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru. We expect to continue to incur significant expenses associated with the deployment phase of the third generation network in Peru, particularly general and administrative expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Segment earnings decreased 55% from the three months ended March 31, 2009 to the same period in 2010 primarily due to the following:

•	a 54% increase in selling and marketing expenses largely attributable to an increase in sales and marketing personnel in connection with the launch of our third generation network in December 2009, as well as higher advertising costs in support of that launch; and

•	a 22% increase in cost of service resulting from an increase in the number of transmitter and receiver sites in service, as well as an increase in service and repair costs mainly resulting from a change in the mix of handsets repaired toward higher cost handsets.

The change in Nextel Peru’s operating revenues, and the change in Nextel Peru’s general and administrative expenses as a percentage of its operating revenues, from the three months ended March 31, 2009 to the same period in 2010 were immaterial.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$4,565	99%	$2,775	100%	$1,790	65%
Digital handset and accessory revenues	39	1%	6	—	33	550%

	4,604	100%	2,781	100%	1,823	66%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(2,878)	(62)%	(1,609)	(58)%	(1,269)	79%
Cost of digital handset and accessory sales	(825)	(18)%	(680)	(24)%	(145)	21%

	(3,703)	(80)%	(2,289)	(82)%	(1,414)	62%
Selling and marketing expenses	(5,682)	(123)%	(3,552)	(128)%	(2,130)	60%
General and administrative expenses	(55,767)	NM	(45,224)	NM	(10,543)	23%

Segment losses	$(60,548)	NM	$(48,284)	NM	$(12,264)	25%

NM-Not Meaningful

For the three months ended March 31, 2010 and 2009, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. In September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. Deployment of our 3G network and other planned network expansion in Chile will require significant investments in capital expenditures in Chile over the next several years.

Segment losses increased from the three months ended March 31, 2009 to the same period in 2010 primarily due to an increase in general and administrative expenses resulting from an increase in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology initiatives. We expect that our general and administrative expenses will continue to increase along with other operating expenses as we continue with our expansion plans in Chile and our new technology initiatives.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of March 31, 2010, we had working capital, which is defined as total current assets less total current liabilities, of $2,441.4 million, a $180.0 million increase compared to working capital of $2,261.4 million as of December 31, 2009. Our working capital includes $2,650.7 million in cash and cash equivalents as of March 31, 2010, of which about $322.3 million was held in currencies other than U.S. dollars with 78% of that amount held in Mexican pesos, and $30.5 million of short-term investments, which is held in Brazilian reais. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in a combination of U.S. treasury security funds, highly liquid overnight securities and fixed income investment funds.

We recognized net income of $48.5 million for the three months ended March 31, 2010 compared to $70.6 million for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

We believe our current cash balances and anticipated future cash flows will be adequate to meet our business plan, which contemplates the deployment of third generation networks in Peru and Chile, but our funding needs could be affected by a number of factors. Specifically, if we acquire spectrum in connection with the upcoming auctions that are expected to occur in Brazil, Mexico and Argentina, we will need to raise additional funding to build the related third generation networks consistent with applicable regulatory requirements and our business strategy. If we acquire spectrum in connection with the auction expected to occur in Mexico, our future funding needs to build a third generation network in Mexico may be reduced as a result of the agreement we entered into with Televisa pursuant to which Televisa would acquire 30% of Nextel Mexico in exchange for a $1.44 billion cash investment, although this transaction is subject to a number of conditions. If we are successful in the auction in Mexico and the transaction with Televisa is not consummated, we may need to raise significant capital to cover the cost of this spectrum and the deployment of a third generation network in Mexico.

Cash Flows

	Three Months Ended
	March 31,
	2010	2009	Change
	(in thousands)

Cash and cash equivalents, beginning of period	$2,504,064	$1,243,251	$1,260,813
Net cash provided by operating activities	197,074	137,400	59,674
Net cash used in investing activities	(92,365)	(165,591)	73,226
Net cash provided by (used in) financing activities	29,656	(19,535)	49,191
Effect of exchange rate changes on cash and cash equivalents	12,306	(39,074)	51,380

Cash and cash equivalents, end of period	$2,650,735	$1,156,451	$1,494,284

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $197.1 million of cash during the first quarter of 2010, a $60.0 million, or 43%, increase from the first quarter of 2009, primarily due to higher operating income resulting from our profitable growth strategy, partially offset by an increase in working capital investments due to the continued growth of our business.

We used $92.4 million of cash in our investing activities during the first quarter of 2010, a $73.2 million decrease in cash used during the first quarter of 2009, primarily due to a $26.7 million decrease in cash capital expenditures and the liquidation of the enhanced cash fund at the end of 2009.

Our financing activities provided us with $29.7 million of cash during the first quarter of 2010, primarily due to $60.0 million in borrowings under Nextel Peru’s syndicated loan facility, partially offset by a $20.3 million repayment under our syndicated loan facility in Brazil. We used $19.5 million of cash in our financing activities during the first quarter of 2009, primarily due to $18.0 million in payments of short-term notes payable.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investments, cash flows generated by our operating companies and external financial sources that may be available. Our ongoing capital resources may also be affected by the availability of funding from external sources, including the availability of funding from the proposed transaction with Televisa and the availability of vendor financing or similar arrangements.

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

In making assessments regarding our future capital needs and current capital resources, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments like the one currently contemplated by the transaction with Televisa or vendor financing.

During the three months ended March 31, 2010, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $134.5 million for the three months ended March 31, 2010 and $169.5 million for the three months ended March 31, 2009. In both quarters, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our network in Brazil. We expect to continue to focus our capital spending in this market in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage.

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

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional equity or other funding to support our business plans, and we recently entered into an investment agreement with Televisa pursuant to which Televisa has agreed to make an equity investment of $1.44 billion in cash in Nextel Mexico subject to the satisfaction of specified conditions. Our capital spending is expected to be driven by several factors, including:

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

Our future capital expenditures may be affected by future technology improvements and technology choices, as well as the acquisition of spectrum relating to, and the deployment of, next generation networks in markets other than Peru and Chile, among other things.

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

Our funding needs could, however, be significantly affected by our plans to participate in auctions of spectrum rights in our markets, including the auctions that are expected to be conducted in Brazil, Mexico and Argentina, and by our plans to deploy third generation networks in those markets if we are successful in acquiring those spectrum rights. These plans, which are consistent with our business strategy of providing differentiated services to our customers, would require us to raise significant additional funding. The amounts and timing of those additional funding requirements would be affected by, among other things:

•	the timing of the auctions, whether we are successful in acquiring spectrum in those auctions, and the amounts paid for the spectrum rights if we are successful;

•	the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks;

•	our assessment of market conditions and their impact on both the business opportunities supported by the new networks and the availability of funding to support their construction; and

•	the availability of proceeds from the proposed transaction with Televisa.

Our funding needs will also be affected by the need to repay or refinance our existing indebtedness, including the $350.0 million principal amount of our 2.75% convertible notes that we believe the noteholders will require us to purchase in 2010 and the $1.2 billion principal amount of our 3.125% convertible notes that mature in 2012.

We will continue to assess opportunities to raise additional funding that could be used, among other purposes, to meet those requirements, to refinance our existing obligations or to meet the funding needs of our business plans. The indebtedness that we may incur in 2010 and in subsequent years in order to fund our business plans and for refinancing may be significant. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K.

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

In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income, could change significantly:

•	if our plans change;

•	if we decide to expand into new markets or expand our geographic coverage or network capacity in our existing markets beyond our current plans, as a result of the construction of additional portions of our networks or the acquisition of competitors or others;

•	if currency values in our markets depreciate relative to the U.S. dollar;

•	if economic conditions in any of our markets change generally;

•	if competitive practices in the mobile wireless telecommunications industry in certain of our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business.

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

Market conditions in debt and equity markets in the United States and global markets during 2008 and 2009 resulted in a substantial decline in the amount of funding available to corporate borrowers compared to prior periods as the global economic downturn affected both the availability and terms of financing. Since that time, available funding for corporate borrowers has been and continues to be both more costly and provided on terms that are less favorable to borrowers than were previously available. Although conditions in the debt and equity markets in the United States improved in the second half of 2009, volatility in those markets could make it more difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above including those that may result from our acquisition of spectrum and deployment of third generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. — Risk Factors — 3. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “— 4. Our current and future debt may limit our flexibility and increase our risk of default.” in our annual report on Form 10-K.

Effect of New Accounting Standards

In June 2009, the Financial Accounting Standards Board, or the FASB, updated its authoritative guidance on the consolidation of variable interest entities, or VIEs, to require an ongoing qualitative assessment to determine the primary beneficiary of the variable interest arrangement. This guidance also amends the circumstances that would require a reassessment of whether an entity in which we had a variable interest qualifies as a VIE and would be subject to the consolidation guidance in this standard. The updated authoritative guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements. We plan to adopt this new guidance on its effective date of January 1, 2011.

In January 2010, the FASB amended its authoritative guidance on fair value measurements and disclosures. This update added new requirements for disclosures about transfers into and out of the Level 1 and 2 classifications in the fair value hierarchy and separate disclosures regarding purchases, sales, issuances and settlements relating to assets and liabilities in the Level 3 classification. It also provided guidance regarding the required fair value disclosures on the level of disaggregation and on the inputs and valuation techniques used to measure fair value. This updated guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide disclosures on purchases, sales, issuances and settlements relating to assets and liabilities in the Level 3 classification. That requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 2 for additional information regarding the fair value measurements used with respect to certain of our assets. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, network usage, customer growth and retention, pricing, operating costs, the timing of various events, the economic and regulatory environment and the foreign currency exchange rates of currencies in the countries in which our operating companies conduct business relative to the U.S. dollar.

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain customers;

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign currency exchange rate volatility in our markets when compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally and the costs and/or potential customer impacts of compliance with regulatory mandates;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, including in Part I, Item 1A. “Risk Factors,” of our annual report on Form 10-K.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2010, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, Nextel Brazil completed an upgrade of its customer billing system. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 4 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 25, 2010.

Item 6.	Exhibits.

Exhibit
Number		Exhibit Description

10	.1*	Investment and Securities Subscription Agreement, dated as of February 15, 2010, by and among NII Holdings, Inc., Comunicaciones Nextel de Mexico, S.A. de C.V., Nextel International (Uruguay), LLC and Grupo Televisa, S.A.B.
12.1		Ratio of Earnings to Fixed Charges.
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**		The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.**

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TERESA S. GENDRON
Teresa S. Gendron
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: May 5, 2010

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

10	.1*	Investment and Securities Subscription Agreement, dated as of February 15, 2010, by and among NII Holdings, Inc., Comunicaciones Nextel de Mexico, S.A. de C.V., Nextel International (Uruguay), LLC and Grupo Televisa, S.A.B.
12.1		Ratio of Earnings to Fixed Charges.
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**		The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**	Submitted electronically herewith.