Form 10-Q
period 2010-06-30
NII HOLDINGS INC
filed 2010-08-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 30, 2010

Common Stock, $0.001 par value per share	168,426,173

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	June 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$1,819,935	$2,504,064
Short-term investments	552,602	116,289
Accounts receivable, less allowance for doubtful accounts of $36,376 and $35,148	674,575	613,591
Handset and accessory inventory	164,101	188,476
Deferred income taxes, net	163,877	148,498
Prepaid expenses and other	365,301	220,210

Total current assets	3,740,391	3,791,128
Property, plant and equipment, less accumulated depreciation of $1,683,566 and $1,451,219	2,588,074	2,502,189
Intangible assets, less accumulated amortization of $108,944 and $91,295	378,128	337,233
Deferred income taxes, net	472,874	494,343
Other assets	539,060	429,800

Total assets	$7,718,527	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$166,136	$186,996
Accrued expenses and other	672,238	641,624
Deferred revenues	146,828	136,533
Current portion of long-term debt	725,920	564,544

Total current liabilities	1,711,122	1,529,697
Long-term debt	2,819,903	3,016,244
Deferred revenues	21,390	22,071
Deferred credits	86,582	93,932
Other long-term liabilities	194,123	145,912

Total liabilities	4,833,120	4,807,856

Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2010 and 2009, no shares issued or outstanding — 2010 and 2009	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2010 and 2009, 168,421 shares issued and outstanding — 2010, 166,730 shares issued and outstanding — 2009	168	166
Paid-in capital	1,305,018	1,239,541
Retained earnings	1,798,851	1,674,898
Accumulated other comprehensive loss	(218,630)	(167,768)

Total stockholders’ equity	2,885,407	2,746,837

Total liabilities and stockholders’ equity	$7,718,527	$7,554,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Six Months Ended,		Three Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues
Service and other revenues	$2,498,302	$1,902,447	$1,280,632	$992,140
Digital handset and accessory revenues	136,765	117,732	71,289	66,725

	2,635,067	2,020,179	1,351,921	1,058,865

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	695,876	545,154	346,351	289,255
Cost of digital handsets and accessories	354,936	310,987	182,108	165,738
Selling, general and administrative	894,684	652,031	475,258	337,005
Depreciation	247,824	182,922	127,084	96,570
Amortization	16,053	13,727	8,097	7,183

	2,209,373	1,704,821	1,138,898	895,751

Operating income	425,694	315,358	213,023	163,114

Other income (expense)
Interest expense, net	(179,000)	(86,709)	(93,274)	(42,113)
Interest income	13,922	16,422	8,323	3,769
Foreign currency transaction (losses) gains, net	(1,052)	56,238	24,031	63,552
Other (expense) income, net	(7,863)	5,568	(3,505)	7,210

	(173,993)	(8,481)	(64,425)	32,418

Income before income tax provision	251,701	306,877	148,598	195,532
Income tax provision	(127,748)	(101,949)	(73,107)	(61,242)

Net income	$123,953	$204,928	$75,491	$134,290

Net income, per common share, basic	$0.74	$1.24	$0.45	$0.81

Net income, per common share, diluted	$0.73	$1.22	$0.44	$0.79

Weighted average number of common shares outstanding, basic	167,341	165,882	167,859	165,980

Weighted average number of common shares outstanding, diluted	170,834	173,086	171,186	173,312

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$(49,396)	$201,693	$(78,188)	$281,849
Other	(1,466)	1,760	257	1,394

Other comprehensive (loss) income	(50,862)	203,453	(77,931)	283,243
Net income	123,953	204,928	75,491	134,290

Total comprehensive income (loss)	$73,091	$408,381	$(2,440)	$417,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, January 1, 2010	166,730	$166	$1,239,541	$1,674,898	$(167,768)	$2,746,837
Net income	—	—	—	123,953	—	123,953
Other comprehensive loss, net of taxes	—	—	—	—	(50,862)	(50,862)
Exercise of stock options	1,691	2	29,320	—	—	29,322
Share-based payment expense for equity-based awards	—	—	36,542	—	—	36,542
Other	—	—	(385)	—	—	(385)

Balance, June 30, 2010	168,421	$168	$1,305,018	$1,798,851	$(218,630)	$2,885,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(in thousands)
Unaudited

	2010	2009

Cash flows from operating activities:
Net income	$123,953	$204,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,877	196,649
Provision for losses on accounts receivable	37,655	50,011
Foreign currency transaction losses (gains), net	1,052	(56,238)
Share-based payment expense	36,890	34,939
Other, net	29,078	15,399
Change in assets and liabilities:
Accounts receivable, gross	(108,041)	(113,658)
Handset and accessory inventory	48,764	(45,660)
Prepaid expenses and other	(77,460)	(43,809)
Accounts payable, accrued expenses and other	44,454	38,555

Net cash provided by operating activities	400,222	281,116

Cash flows from investing activities:
Capital expenditures	(335,871)	(344,350)
Purchase of long-term and short-term investments	(1,209,455)	(364,409)
Proceeds from sales of short-term investments	668,969	425,006
Transfer to restricted cash	(89,135)	(44,498)
Other, net	(28,888)	(11,720)

Net cash used in investing activities	(994,380)	(339,971)

Cash flows from financing activities:
Purchases of convertible notes	(124,342)	—
Borrowings under syndicated loan facilities	80,000	—
Repayments under syndicated loan facilities and other transactions	(48,224)	(29,310)
Other, net	(4,990)	7,389

Net cash used in financing activities	(97,556)	(21,921)

Effect of exchange rate changes on cash and cash equivalents	7,585	(25,711)

Net decrease in cash and cash equivalents	(684,129)	(106,487)
Cash and cash equivalents, beginning of period	2,504,064	1,243,251

Cash and cash equivalents, end of period	$1,819,935	$1,136,764

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our current report on Form 8-K filed on March 8, 2010 and our quarterly report on Form 10-Q for the three months ended March 31, 2010. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Cumulative foreign currency translation adjustment	$(215,140)	$(165,744)
Other	(3,490)	(2,024)

	$(218,630)	$(167,768)

Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$335,871	$344,350
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	28,683	56,571

	$364,554	$400,921

Interest costs
Interest expense, net	$179,000	$86,709
Interest capitalized	4,396	5,160

	$183,396	$91,869

For the six months ended June 30, 2010, we had $66.6 million in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers. For the six months ended June 30, 2009, we had $61.0 million in non-cash financing activities related to the short-term financing of imported handsets and infrastructure in Brazil, the financing of the mobile switching office in Peru and co-location capital lease obligations on our communication towers.

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statements of operations. For the six and three months ended June 30, 2010, we had $87.8 million and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$44.9 million, respectively, in revenue-based taxes and other excise taxes. For the six and three months ended June 30, 2009, we had $38.9 million and $21.3 million, respectively, in revenue-based taxes and other excise taxes.

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

As presented for the six and three months ended June 30, 2010, our calculations of diluted net income per share include common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and shares of our restricted common stock. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes or our 2.75% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the six and three months ended June 30, 2010, we did not include 10.1 million in antidilutive stock options for both periods in our calculations of diluted net income per common share, nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods.

As presented for the six and three months ended June 30, 2009, our calculations of diluted net income per share include common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, shares of our restricted common stock and shares of common stock issuable upon the potential conversion of our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. For the six and three months ended June 30, 2009, we did not include 16.9 million in antidilutive stock options for both periods in our calculations of diluted net income per common share, nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the six and three months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$123,953	167,341	$0.74	$204,928	165,882	$1.24

Effect of dilutive securities:
Stock options	—	3,074		—	30
Restricted stock	—	419		—	186
Convertible notes, net of capitalized interest and taxes	—	—		6,595	6,988

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$123,953	170,834	$0.73	$211,523	173,086	$1.22

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$75,491	167,859	$0.45	$134,290	165,980	$0.81

Effect of dilutive securities:
Stock options	—	2,976		—	33
Restricted stock	—	351		—	310
Convertible notes, net of capitalized interest and taxes	—	—		3,280	6,989

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$75,491	171,186	$0.44	$137,570	173,312	$0.79

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

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements as of
	June 30, 2010			Fair Value as of
	Using the Fair Value Hierarchy			June 30,
Financial Instruments	Level 1	Level 2	Level 3	2010

Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$22,512	$—	$—	$22,512

	Fair Value Measurements as of
	December 31, 2009			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$116,289	$—	$—	$116,289

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

During the six months ended June 30, 2009, we held short-term investments in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. During the first half of 2009, we received $20.4 million in distributions and recorded a pre-tax unrealized gain of $1.8 million in accumulated other comprehensive income due to a slight increase in the net asset value of the fund from December 31, 2008. This fund was liquidated in December 2009. As a result, during the six months ended June 30, 2010, we had no activity with respect to assets or liabilities measured at fair value on a recurring basis using Level 3 inputs. The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis for the six and three months ended June 30, 2009 (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009

Beginning balance	$53,160	$38,267
Principal distributions	(20,372)	(5,136)
Unrealized gain, included in other comprehensive income	1,844	1,523
Realized gain on distributions, included in net income	183	161

Ending balance	$34,815	$34,815

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, derivative instruments and debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings contained in the condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are immaterial.

Held-to-Maturity Investments.

In the second quarter of 2010, we invested some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. Treasuries, as well as investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from 3 to 18 months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gross unrecognized holding gains and losses as of June 30, 2010 were immaterial. The carrying amounts and estimated fair values of our held-to-maturity investments as of June 30, 2010 are as follows:

	June 30, 2010
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)

Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$464,739	$466,668
Held-to-maturity securities — corporate bonds	65,351	65,526

	530,090	532,194

Long-term investments:
Held-to-maturity securities — corporate bonds	99,972	100,243

	$630,062	$632,437

Long-Term Debt Instruments.

The carrying amounts and estimated fair values of our long-term debt instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Senior notes	$1,278,330	$1,362,625	$1,277,207	$1,312,165
Convertible notes	1,341,745	1,357,447	1,440,040	1,447,655
Syndicated loan facilities	455,561	441,473	416,081	403,079
Other	187,710	187,961	157,164	158,825

	$3,263,346	$3,349,506	$3,290,492	$3,321,724

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Debt

	June 30,	December 31,
	2010	2009
	(in thousands)

Senior notes, net	$1,278,330	$1,277,207
Convertible notes, net	1,341,745	1,440,040
Syndicated loan facilities	455,561	416,081
Other	470,187	447,460

Total debt	3,545,823	3,580,788
Less: current portion	(725,920)	(564,544)

	$2,819,903	$3,016,244

Peru Syndicated Loan Facility.  In December 2009, Nextel Peru entered into a $130.0 million U.S. dollar-denominated syndicated loan agreement. Of the total amount of this loan agreement, $50.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche A — 6.28% as of June 30, 2010), $32.5 million has a floating interest rate of LIBOR plus 5.25% (Tranche B-1 — 5.78% as of June 30, 2010), $37.5 million has a floating interest rate of LIBOR plus 4.75% (Tranche B-2 — 5.28% as of June 30, 2010) and $10.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche B-3 — 6.28% as of June 30, 2010). Principal under Tranche A and Tranche B-3 is payable quarterly beginning in December 2011, and principal under Tranche B-1 and Tranche B-2 is payable quarterly beginning in December 2010. Tranche A and Tranche B-3 mature on December 15, 2016, Tranche B-1 matures on December 15, 2014 and Tranche B-2 matures on December 15, 2012. Nextel Peru is subject to various legal and financial covenants under this syndicated loan facility that, among other things, require Nextel Peru to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods.

In March 2010, Nextel Peru borrowed $60.0 million, and in June 2010, Nextel Peru borrowed an additional $20.0 million under this syndicated loan agreement. In July 2010, Nextel Peru entered into an amendment to extend the availability period for borrowing under this syndicated loan agreement through October 15, 2010. Nextel Peru plans to continue utilizing its borrowings under this syndicated loan facility primarily for capital expenditures and general corporate purposes.

Convertible Notes.

3.125% Convertible Notes.  In June 2010, we purchased $100.0 million face amount of our 3.125% convertible notes through a series of open market purchases for an aggregate purchase price of $94.7 million. In connection with these transactions, we incurred an immaterial amount of direct external costs, we recognized an immaterial loss on extinguishment of debt, and we allocated an immaterial amount of the purchase price to paid-in capital. If certain events occur, the 3.125% notes will be convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 9,296,870 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended June 30, 2010, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2010. As a result, the conversion contingency was not met as of June 30, 2010.

2.75% Convertible Notes.  In June 2010, we purchased $31.4 million face amount of our 2.75% convertible notes through a series of open market purchases for an aggregate purchase price of $31.4 million. In connection with these transactions, we incurred an immaterial amount of direct external costs, we recognized an immaterial loss on extinguishment of debt, and we allocated an immaterial amount of the purchase price to paid-in capital. As of June 30, 2010, the conversion contingency was not met, and the 2.75% convertible notes were not convertible. As of July 15, 2010, in accordance with the terms of the indenture, the 2.75% notes became convertible at the option of the holder into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of notes, or 6,362,085 aggregate common shares, representing a conversion price of about $50.08 per share. In accordance with the terms of our 2.75% convertible notes, if the remainder of the 2.75% convertible notes are not converted, the noteholders have the right to require us to purchase these notes on August 15, 2010 at a purchase price equal to 100% of their principal amount plus accrued and unpaid interest. Based on current market conditions, as well as the effective conversion price and trading prices of our 2.75% convertible notes, we believe that the noteholders will require us to purchase the remainder of our 2.75% convertible notes. As a result, we classified the $318.6 million principal balance of our 2.75% convertible notes due 2025 as current portion of long-term debt in our condensed consolidated balance sheet. In addition, beginning on August 20, 2010, we have the option to purchase the outstanding amount of our 2.75% convertible notes.

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

	June 30, 2010		December 31, 2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,100,000	$318,630	$1,200,000	$349,996
Unamortized discount on convertible notes	75,541	1,344	102,372	7,584
Net carrying amount of convertible notes	1,024,459	317,286	1,097,628	342,412
Carrying amount of equity component	193,941	53,237	194,557	53,253

As of June 30, 2010, the unamortized discount on our 3.125% convertible notes and our 2.75% convertible notes had remaining recognition periods of about 23 months and 2 months, respectively.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the six and three months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2010		2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$18,595	$4,786	$18,750	$4,812
Amortization of discount on convertible notes	19,813	6,058	18,491	5,690

Interest expense, net	$38,408	$10,844	$37,241	$10,502

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

	Three Months Ended June 30,
	2010		2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$9,220	$2,380	$9,375	$2,406
Amortization of discount on convertible notes	9,964	3,045	9,299	2,867

Interest expense, net	$19,184	$5,425	$18,674	$5,273

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, Nextel Brazil had accrued liabilities of $36.9 million and $13.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $140.3 million and $144.3 million as of June 30, 2010. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies.

As of June 30, 2010 and December 31, 2009, Nextel Argentina had accrued liabilities of $30.8 million and $28.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the six months ended June 30, 2010 (in thousands):

Unrecognized tax benefits — December 31, 2009	$99,595
Additions for current year tax positions	7,988
Additions for prior year tax positions	—
Lapse of statute of limitations	(518)
Settlements with taxing authorities	—
Foreign currency translation adjustment	2,044

Unrecognized tax benefits — June 30, 2010	$109,109

The unrecognized tax benefits as of December 31, 2009 and June 30, 2010 include $75.7 million and $83.7 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the second quarter of 2010, consistent with the methodology we employed for 2009, and determined that, in general, the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. Due to an increase in the amount of U.S. taxable income, we were able to release a portion of our U.S. valuation allowance. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2010 to determine the appropriate level of valuation allowance.

During the first quarter of 2010, we changed our position regarding the repatriation of current foreign earnings back to the United States. We anticipate recording a U.S. federal, state and foreign tax provision during 2010 with respect to future remittances of certain undistributed earnings of our subsidiaries in Mexico. As of June 30, 2010, we recorded a $38.8 million provision for U.S. federal, state and foreign taxes on these future remittances of current year earnings. We continue to indefinitely reinvest all other remaining undistributed earnings of our foreign subsidiaries outside the United States.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. We believe it is probable that we will recover this amount. Our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 include $13.8 million and $13.3 million, respectively in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2010
Operating revenues	$1,033,590	$1,174,366	$268,922	$149,197	$10,407	$(1,415)	$2,635,067

Segment earnings (losses)	$389,162	$350,400	$68,573	$10,242	$(128,806)	$—	$689,571
Less:
Depreciation and amortization							(263,877)
Foreign currency transaction losses, net							(1,052)
Interest expense and other, net							(172,941)

Income before income tax provision							$251,701

Six Months Ended June 30, 2009
Operating revenues	$915,983	$706,494	$260,883	$131,412	$5,996	$(589)	$2,020,179

Segment earnings (losses)	$326,917	$183,443	$83,321	$15,264	$(96,938)	$—	$512,007
Less:
Depreciation and amortization							(196,649)
Foreign currency transaction gains, net							56,238
Interest expense and other, net							(64,719)

Income before income tax provision							$306,877

Three Months Ended June 30, 2010
Operating revenues	$524,166	$610,539	$136,165	$76,318	$5,803	$(1,070)	$1,351,921

Segment earnings (losses)	$204,778	$173,691	$31,974	$6,019	$(68,258)	$—	$348,204
Less:
Depreciation and amortization							(135,181)
Foreign currency transaction gains, net							24,031
Interest expense and other, net							(88,456)

Income before income tax provision							$148,598

Three Months Ended June 30, 2009
Operating revenues	$470,954	$390,413	$128,717	$65,887	$3,215	$(321)	$1,058,865

Segment earnings (losses)	$172,757	$95,419	$41,448	$5,897	$(48,654)	$—	$266,867
Less:
Depreciation and amortization							(103,753)
Foreign currency transaction gains, net							63,552
Interest expense and other, net							(31,134)

Income before income tax provision							$195,532

June 30, 2010
Identifiable assets	$2,464,336	$2,583,385	$418,348	$497,743	$1,755,002	$(287)	$7,718,527

December 31, 2009
Identifiable assets	$2,234,120	$2,530,896	$399,579	$445,828	$1,944,557	$(287)	$7,554,693

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Condensed Consolidating Financial Statements

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

In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, as well as condensed consolidating statements of operations for the six and three months ended June 30, 2010 and 2009 and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating balance sheet as of December 31, 2009 presented below has been revised to reflect the inclusion of an additional subsidiary guarantor and the release of certain guarantors pursuant to the indentures.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$847,408	$28	$—	$972,499	$—	$1,819,935
Short-term investments	530,090	—	—	22,512	—	552,602
Accounts receivable, net	—	—	—	676,712	(2,137)	674,575
Handset and accessory inventory	—	—	—	164,101	—	164,101
Deferred income taxes, net	(3,502)	—	4,725	167,763	(5,109)	163,877
Prepaid expenses and other	1,660	8	5,074	358,570	(11)	365,301

Total current assets	1,375,656	36	9,799	2,362,157	(7,257)	3,740,391
Property, plant and equipment, net	—	—	73,003	2,515,358	(287)	2,588,074
Investments in and advances to affiliates	2,402,167	2,555,036	2,555,036	12,172,688	(19,684,927)	—
Intangible assets, net	—	—	—	383,960	(5,832)	378,128
Deferred income taxes, net	(1)	—	—	472,875	—	472,874
Other assets	2,448,632	2,169,075	651,688	1,891,831	(6,622,166)	539,060

Total assets	$6,226,454	$4,724,147	$3,289,526	$19,798,869	$(26,320,469)	$7,718,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$360	$165,776	$—	$166,136
Accrued expenses and other	1,975,931	105,503	1,560,135	2,951,756	(5,921,087)	672,238
Deferred revenues	—	—	—	146,828	—	146,828
Current portion of long-term debt	317,286	—	1,706	406,928	—	725,920

Total current liabilities	2,293,217	105,503	1,562,201	3,671,288	(5,921,087)	1,711,122
Long-term debt	1,024,480	1,278,329	40,204	476,890	—	2,819,903
Deferred revenues	—	—	—	21,390	—	21,390
Deferred credits	7,870	—	9,379	69,333	—	86,582
Other long-term liabilities	15,480	18,827	32,176	832,206	(704,566)	194,123

Total liabilities	3,341,047	1,402,659	1,643,960	5,071,107	(6,625,653)	4,833,120

Total stockholders’ equity	2,885,407	3,321,488	1,645,566	14,727,762	(19,694,816)	2,885,407

Total liabilities and stockholders’ equity	$6,226,454	$4,724,147	$3,289,526	$19,798,869	$(26,320,469)	$7,718,527

(1)	NII Capital Corp. is the issuer of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,702,191	$28	$—	$801,845	$—	$2,504,064
Short-term investments	—	—	—	116,289	—	116,289
Accounts receivable, net	—	—	—	613,666	(75)	613,591
Handset and accessory inventory	—	—	—	188,476	—	188,476
Deferred income taxes, net	(837)	—	1,977	147,358	—	148,498
Prepaid expenses and other	724	15	4,812	214,693	(34)	220,210

Total current assets	1,702,078	43	6,789	2,082,327	(109)	3,791,128
Property, plant and equipment, net	—	—	57,051	2,445,425	(287)	2,502,189
Investments in and advances to affiliates	1,686,513	2,187,000	2,186,818	10,996,175	(17,056,506)	—
Intangible assets, net	—	—	—	343,065	(5,832)	337,233
Deferred income taxes, net	—	—	—	494,343	—	494,343
Other assets	2,237,959	940,834	698,295	903,479	(4,350,767)	429,800

Total assets	$5,626,550	$3,127,877	$2,948,953	$17,264,814	$(21,413,501)	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$997	$185,999	$—	$186,996
Accrued expenses and other	1,388,189	35,578	1,547,453	1,251,952	(3,623,963)	599,209
Deferred revenues	—	—	—	136,533	—	136,533
Accrued interest	5,693	31,405	—	5,317	—	42,415
Current portion of long-term debt	342,412	—	1,684	220,448	—	564,544

Total current liabilities	1,736,294	66,983	1,550,134	1,800,249	(3,623,963)	1,529,697
Long-term debt	1,097,647	1,277,206	41,063	600,328	—	3,016,244
Deferred revenues	—	—	—	22,071	—	22,071
Deferred credits	33,900	18,667	(31,161)	72,526	—	93,932
Other long-term liabilities	11,872	—	8,871	853,398	(728,229)	145,912

Total liabilities	2,879,713	1,362,856	1,568,907	3,348,572	(4,352,192)	4,807,856

Total stockholders’ equity	2,746,837	1,765,021	1,380,046	13,916,242	(17,061,309)	2,746,837

Total liabilities and stockholders’ equity	$5,626,550	$3,127,877	$2,948,953	$17,264,814	$(21,413,501)	$7,554,693

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$768	$2,635,714	$(1,415)	$2,635,067

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	52	1,051,407	(647)	1,050,812
Selling, general and administrative	2,214	7	100,543	792,688	(768)	894,684
Management fee	(37,753)	—	(46,440)	84,193	—	—
Depreciation and amortization	—	—	3,492	260,385	—	263,877

	(35,539)	7	57,647	2,188,673	(1,415)	2,209,373

Operating income (loss)	35,539	(7)	(56,879)	447,041	—	425,694
Other income (expense)
Interest expense, net	(144,672)	(63,508)	(583)	(80,454)	110,217	(179,000)
Interest income	6,269	98,604	388	18,855	(110,194)	13,922
Foreign currency transaction losses, net	—	—	—	(1,052)	—	(1,052)
Equity in income of affiliates	165,909	269,297	269,297	1,027,305	(1,731,808)	—
Other income (expense), net	4	—	155	(8,022)	—	(7,863)

	27,510	304,393	269,257	956,632	(1,731,785)	(173,993)

Income before income tax benefit (provision)	63,049	304,386	212,378	1,403,673	(1,731,785)	251,701
Income tax benefit (provision)	60,904	(18,827)	(47,787)	(116,929)	(5,109)	(127,748)

Net income	$123,953	$285,559	$164,591	$1,286,744	$(1,736,894)	$123,953

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$2,020,768	$(589)	$2,020,179

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	91	856,639	(589)	856,141
Selling, general and administrative	—	—	72,665	579,366	—	652,031
Management fee	—	—	(45,564)	45,564	—	—
Depreciation and amortization	—	—	3,724	192,925	—	196,649

	—	—	30,916	1,674,494	(589)	1,704,821

Operating (loss) income	—	—	(30,916)	346,274	—	315,358
Other income (expense)
Interest expense, net	(48,717)	—	(384)	(48,644)	11,036	(86,709)
Interest income	2,432	—	182	24,844	(11,036)	16,422
Foreign currency transaction gains, net	3,064	—	—	53,174	—	56,238
Equity in income of affiliates	225,031	150,264	—	127,234	(502,529)	—
Other income (expense), net	183	—	(3,123)	8,508	—	5,568

	181,993	150,264	(3,325)	165,116	(502,529)	(8,481)

Income (loss) before income tax benefit (provision)	181,993	150,264	(34,241)	511,390	(502,529)	306,877
Income tax benefit (provision)	22,935	(3,572)	2,273	(119,293)	(4,292)	(101,949)

Net income (loss)	$204,928	$146,692	$(31,968)	$392,097	$(506,821)	$204,928

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$768	$1,352,223	$(1,070)	$1,351,921

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	17	528,744	(302)	528,459
Selling, general and administrative	1,754	3	54,486	419,783	(768)	475,258
Management fee	(19,197)	—	(23,220)	42,417	—	—
Depreciation and amortization	—	—	1,812	133,369	—	135,181

	(17,443)	3	33,095	1,124,313	(1,070)	1,138,898

Operating income (loss)	17,443	(3)	(32,327)	227,910	—	213,023
Other income (expense)
Interest expense, net	(119,582)	(31,750)	(279)	(45,699)	104,036	(93,274)
Interest income	3,352	98,604	(145)	10,536	(104,024)	8,323
Foreign currency transaction gains, net	—	—	—	24,031	—	24,031
Equity in income of affiliates	130,733	152,268	160,688	571,377	(1,015,066)	—
Other income (expense), net	4	—	40	(3,549)	—	(3,505)

	14,507	219,122	160,304	556,696	(1,015,054)	(64,425)

Income before income tax benefit (provision)	31,950	219,119	127,977	784,606	(1,015,054)	148,598
Income tax benefit (provision)	43,541	(18,827)	(30,112)	(62,395)	(5,314)	(73,107)

Net income	$75,491	$200,292	$97,865	$722,211	$(1,020,368)	$75,491

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,059,186	$(321)	$1,058,865

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	41	455,273	(321)	454,993
Selling, general and administrative	—	—	34,948	302,057	—	337,005
Management fee	—	—	(22,577)	22,577	—	—
Depreciation and amortization	—	—	1,831	101,922	—	103,753

	—	—	14,243	881,829	(321)	895,751

Operating (loss) income	—	—	(14,243)	177,357	—	163,114
Other income (expense)
Interest expense, net	(24,200)	—	(194)	(22,871)	5,152	(42,113)
Interest income	441	—	172	8,308	(5,152)	3,769
Foreign currency transaction gains, net	8,093	—	—	55,459	—	63,552
Equity in income of affiliates	137,089	80,497	—	82,763	(300,349)	—
Other income (expense), net	161	—	(3,260)	10,309	—	7,210

	121,584	80,497	(3,282)	133,968	(300,349)	32,418

Income (loss) before income tax benefit (provision)	121,584	80,497	(17,525)	311,325	(300,349)	195,532
Income tax benefit (provision)	12,706	(2,860)	1,473	(69,366)	(3,195)	(61,242)

Net income (loss)	$134,290	$77,637	$(16,052)	$241,959	$(303,544)	$134,290

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$123,953	$285,559	$164,591	$1,286,744	$(1,736,894)	$123,953
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(231,561)	(285,559)	(228,946)	(716,763)	1,739,098	276,269

Net cash (used in) provided by operating activities	(107,608)	—	(64,355)	569,981	2,204	400,222
Cash flows from investing activities:
Capital expenditures	(8,670)	—	—	(324,997)	(2,204)	(335,871)
Proceeds from sales of short-term investments	—	—	—	668,969	—	668,969
Proceeds from intercompany long-term loan	15,645	—	64,355	—	(80,000)	—
Transfers to restricted cash	—	—	—	(89,135)	—	(89,135)
Purchase of long-term and short-term investments	(630,930)	—	—	(578,525)	—	(1,209,455)
Other, net	(26,374)	—	—	(28,888)	26,374	(28,888)

Net cash (used in) provided by investing activities	(650,329)	—	64,355	(352,576)	(55,830)	(994,380)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	80,000	—	80,000
Repayments under syndicated loan facilities and other transactions	(836)	—	—	(47,388)	—	(48,224)
Repayments under import financing	—	—	—	(50,786)	—	(50,786)
Purchases of convertible notes	(124,342)	—	—	—	—	(124,342)
Proceeds from intercompany long-term loan	—	—	—	(79,900)	79,900	—
Other, net	28,332	—	—	43,738	(26,274)	45,796

Net cash used in financing activities	(96,846)	—	—	(54,336)	53,626	(97,556)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7,585	—	7,585

Net (decrease) increase in cash and cash equivalents	(854,783)	—	—	170,654	—	(684,129)
Cash and cash equivalents, beginning of period	1,702,191	28	—	801,845	—	2,504,064

Cash and cash equivalents, end of period	$847,408	$28	$—	$972,499	$—	$1,819,935

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$204,928	$146,692	$(31,968)	$392,097	$(506,821)	$204,928
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(75,830)	(146,692)	31,968	(141,077)	407,819	76,188

Net cash provided by operating activities	129,098	—	—	251,020	(99,002)	281,116
Cash flows from investing activities:
Capital expenditures	(2,959)	—	—	(341,391)	—	(344,350)
Proceeds from sales of short-term investments	20,372	—	—	404,634	—	425,006
Purchases of short-term investments	—	—	—	(364,409)	—	(364,409)
Transfers to restricted cash	(3,514)	—	—	(40,984)	—	(44,498)
Intercompany borrowings	(138,058)	—	—	—	138,058	—
Other, net	—	—	—	(11,720)	—	(11,720)

Net cash used in investing activities	(124,159)	—	—	(353,870)	138,058	(339,971)
Cash flows from financing activities:
Intercompany investments	—	—	—	138,058	(138,058)	—
Intercompany dividends	—	—	—	(99,002)	99,002	—
Other, net	(825)	—	—	(21,096)	—	(21,921)

Net cash flows (used in) provided by financing activities	(825)	—	—	17,960	(39,056)	(21,921)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(25,711)	—	(25,711)

Net increase (decrease) in cash and cash equivalents	4,114	—	—	(110,601)	—	(106,487)
Cash and cash equivalents, beginning of period	490,795	—	—	752,456	—	1,243,251

Cash and cash equivalents, end of period	$494,909	$—	$—	$641,855	$—	$1,136,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2010 and December 31, 2009 and our consolidated results of operations for the six- and three-month periods ended June 30, 2010 and 2009; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K, as supplemented by our current report on Form 8-K filed on March 8, 2010, and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.

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

We use a wireless transmission technology called integrated digital enhanced network, or iDEN, developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices. The services we offer include:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including Blackberrytm services, an Android-based open operating system, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

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

On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa will acquire up to a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. Pursuant to this investment agreement, the parties formed a consortium to participate together in two auctions of licenses authorizing the use of certain frequency bands for wireless communication services in Mexico. Completion of the transactions contemplated by this agreement, including the acquisition by Televisa of the equity interest, is conditioned upon, among other things, the consortium’s success in acquiring a specified amount and type of spectrum in the auctions. The bidding portion of the auctions relating to that spectrum was completed in July 2010, and the Nextel Mexico/Televisa consortium was designated as the high bidder for a nationwide license of 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands, as well as for a regional license for 10 MHz of spectrum in the 1.9 GHz band that covers Monterrey. The licenses relating to the 30 MHz of spectrum won in the auctions have not yet been granted by the Mexican regulatory authorities; therefore, the success condition under our agreement with Televisa has not been met. The 10 MHz spectrum award has been issued by Mexico’s regulatory authority; however, the corresponding licenses have not yet been granted. The grant of the awards and certain aspects of the auctions and related processes have been challenged in a number of legal and administrative proceedings brought by various parties, including by some of our competitors in Mexico. It is uncertain whether, or to what extent, those proceedings will affect our ability to obtain the related spectrum licenses and to use the spectrum to pursue our plans to deploy a third generation network based on WCDMA technology in Mexico.

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

We have implemented a strategy that we believe will position us to achieve our long-term goal of generating profitable growth. The key components of that strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets, including five of the six largest cities in Latin America, which have a concentration of medium to high usage business customers and consumers. We target these markets because we believe they have favorable long-

term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of potential customers within our targeted customer groups.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where we made significant additional investments in 2008 and 2009 in order to expand our service areas, including expansion into the northeast region of the country, and to add more capacity to Nextel Brazil’s network to support its growth. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Although Sprint Nextel is the largest customer of Motorola with respect to iDEN technology, Sprint Nextel has not participated in the development of new iDEN handsets and features in recent years, and there has been a decline in the number of handsets purchased by them. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. In February 2010, Motorola announced plans to separate its mobile devices and home division into a separate public entity. In addition, in July 2010, Motorola announced that it had reached an agreement to sell certain of its operations relating to the manufacture of network equipment to Nokia Siemens Networks. Although Motorola has announced that the sale does not include its iDEN business, it is uncertain whether or to what extent the sale by Motorola of its other network equipment businesses could impact Motorola’s ability to support its iDEN business. Accordingly, while we cannot determine the impact of Motorola’s planned separation of the mobile devices business or the sale of its other network equipment businesses on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

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

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We have deployed a third generation network in Peru that utilizes WCDMA technology and will operate on this spectrum, and in the fourth quarter of 2009, we launched high speed wireless data services using air cards supported by our third generation network in Peru. In addition, in April 2010, we also launched voice services utilizing our third generation network in Peru. Similarly, in September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. In July 2010, we were awarded the rights to this spectrum. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile.

As discussed above, Nextel Mexico and Televisa jointly participated in the recent auctions of spectrum in Mexico, and the consortium was designated as the high bidder for a nationwide license of 30 MHz of spectrum and a regional license for 10 MHz of spectrum. The licenses relating to the 30 MHz of spectrum won in the auctions have not yet been granted by the Mexican regulatory authorities. The favorable resolution with regard to the 10 MHz spectrum grant has been issued by Mexico’s regulatory authorities; however, we have not been officially notified that the corresponding licenses have been granted. The grant of the awards and certain aspects of the auctions and related processes have been challenged in a number of legal and administrative proceedings brought by various parties, including by some of our competitors in Mexico. It is uncertain whether, or to what extent, those proceedings will affect our ability to obtain the related spectrum licenses and to use the spectrum to pursue our plans to deploy a third generation network based on WCDMA technology in Mexico.

We also plan to pursue future opportunities to acquire additional spectrum in our other markets, including through participating in the spectrum auctions that are expected to be conducted in Brazil and Argentina, to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy. We believe that the deployment of these third generation networks will enable us to offer new and differentiated services to a larger base of potential customers.

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

Global Economic Environment.  During 2008 and continuing into 2009, the global economic environment was characterized by a significant decline in economic growth rates and a marked increase in the volatility of foreign currency exchange rates. The effects of these changes were particularly severe in our Latin American markets during the first half of 2009 when we experienced significant reductions in our operational performance due to the reduction in customer demand and in our reported financial results due to both the economic downturn and the substantial decline in local currency values relative to the U.S. dollar. During the second half of 2009 and into the first half of 2010, we have experienced stabilizing or improving economic conditions, as well as strengthening local currency exchange rates in some of our markets, but there is no assurance that these improvements will continue. Future declines in the economic growth rates and volatility of foreign currency exchange rates globally and in our markets could negatively impact our operations and our operating and financial results.

See “Forward Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for information on risks and uncertainties that could affect the above objectives.

Recent Developments

Managed Services Agreements.  We recently entered into an agreement with Nokia Siemens Networks to manage our network operations infrastructure and a separate agreement with Hewlett Packard to manage our information technology infrastructure throughout Latin America. Through these agreements, we expect to enhance the superior service quality and customer experience our customers expect, while simultaneously reducing costs. In connection with these agreements, we transitioned about 10% of our workforce to become employees of these service providers during the second quarter of 2010.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of June 30, 2010 and December 31, 2009. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2009	2,987	2,483	1,030	842	44	7,386
Net subscriber additions	198	384	53	124	11	770

Handsets in commercial service — June 30, 2010	3,185	2,867	1,083	966	55	8,156

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2010 compared to those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the six and three months ended June 30, 2010 and 2009. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Six Months Ended June 30,
	2010	2009	Percent Change

Mexican peso	12.68	13.87	9%
Brazilian real	1.80	2.19	18%
Argentine peso	3.87	3.64	(6)%

	Three Months Ended June 30,
	2010	2009	Percent Change

Mexican peso	12.55	13.37	6%
Brazilian real	1.79	2.07	14%
Argentine peso	3.90	3.73	(5)%

a.  Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$2,498,302	95%	$1,902,447	94%	$595,855	31%
Digital handset and accessory revenues	136,765	5%	117,732	6%	19,033	16%

	2,635,067	100%	2,020,179	100%	614,888	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(695,876)	(26)%	(545,154)	(27)%	(150,722)	28%
Cost of digital handset and accessory sales	(354,936)	(14)%	(310,987)	(15)%	(43,949)	14%

	(1,050,812)	(40)%	(856,141)	(42)%	(194,671)	23%
Selling and marketing expenses	(315,814)	(12)%	(234,382)	(11)%	(81,432)	35%
General and administrative expenses	(578,870)	(22)%	(417,649)	(21)%	(161,221)	39%
Depreciation and amortization	(263,877)	(10)%	(196,649)	(10)%	(67,228)	34%

Operating income	425,694	16%	315,358	16%	110,336	35%
Interest expense, net	(179,000)	(7)%	(86,709)	(4)%	(92,291)	106%
Interest income	13,922	1%	16,422	1%	(2,500)	(15)%
Foreign currency transaction (losses) gains, net	(1,052)	—	56,238	2%	(57,290)	(102)%
Other (expense) income, net	(7,863)	—	5,568	—	(13,431)	(241)%

Income before income tax provision	251,701	10%	306,877	15%	(55,176)	(18)%
Income tax provision	(127,748)	(5)%	(101,949)	(5)%	(25,799)	25%

Net income	$123,953	5%	$204,928	10%	$(80,975)	(40)%

Three Months Ended
Operating revenues
Service and other revenues	$1,280,632	95%	$992,140	94%	$288,492	29%
Digital handset and accessory revenues	71,289	5%	66,725	6%	4,564	7%

	1,351,921	100%	1,058,865	100%	293,056	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(346,351)	(26)%	(289,255)	(27)%	(57,096)	20%
Cost of digital handset and accessory sales	(182,108)	(13)%	(165,738)	(16)%	(16,370)	10%

	(528,459)	(39)%	(454,993)	(43)%	(73,466)	16%
Selling and marketing expenses	(165,425)	(12)%	(121,169)	(12)%	(44,256)	37%
General and administrative expenses	(309,833)	(23)%	(215,836)	(20)%	(93,997)	44%
Depreciation and amortization	(135,181)	(10)%	(103,753)	(10)%	(31,428)	30%

Operating income	213,023	16%	163,114	15%	49,909	31%
Interest expense, net	(93,274)	(7)%	(42,113)	(4)%	(51,161)	121%
Interest income	8,323	—	3,769	—	4,554	121%
Foreign currency transaction gains, net	24,031	2%	63,552	6%	(39,521)	(62)%
Other (expense) income, net	(3,505)	—	7,210	1%	(10,715)	(149)%

Income before income tax provision	148,598	11%	195,532	18%	(46,934)	(24)%
Income tax provision	(73,107)	(5)%	(61,242)	(5)%	(11,865)	19%

Net income	$75,491	6%	$134,290	13%	$(58,799)	(44)%

During the first half of 2010, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil and Mexico. We also experienced a lower consolidated customer turnover rate in the second quarter of 2010 compared to the second quarter of 2009, which resulted primarily from improving economic conditions, as well as the initiatives we implemented in 2009 to stabilize customer turnover rates in our markets.

We continued to invest in coverage expansion and network improvements during the first half of 2010, resulting in consolidated capital expenditures of $364.6 million, which represented a 9% decrease from the first half of 2009. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. Under our current business plan, we expect that the amounts invested in Brazil for the expansion of our network coverage and the improvement of our network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments for the remainder of 2010 as we focus more resources on expansion in that market. In addition, our deployment of a third generation network in Peru has required and will continue to require significant additional capital expenditures as will our planned deployment of a third generation network in Chile. We will also incur significant additional capital expenditures if we are awarded spectrum as a result of the auctions in Mexico or in the auctions that are expected to take place in Brazil and Argentina in the second half of 2010 and if we proceed with our plans to deploy third generation networks in those markets. If we acquire spectrum in connection with the auctions in Mexico, our future funding needs to build a third generation network in Mexico may be reduced as a result of the agreement we entered into with Televisa pursuant to which Televisa would acquire up to 30% of Nextel Mexico in exchange for a $1.44 billion cash investment, although this transaction is subject to a number of conditions, some of which are out of our control. Consummation of the transaction with Televisa will have a dilutive effect on net income per common share. If we are successful in the auctions in Mexico and the transaction with Televisa is not consummated, we may need to raise significant capital to cover the cost of this spectrum and the deployment of a third generation network in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during the six and three months ended June 30, 2010 compared to the same periods in 2009.

1.  Operating revenues

The $595.9 million, or 31%, and $288.5 million, or 29%, increases in consolidated service and other revenues from the six and three months ended June 30, 2009 to the same periods in 2010 are primarily the result of 20% and 21% increases in the average number of total digital handsets in service, respectively, which resulted from both the continued demand for our services and the balanced growth and expansion strategies in our markets. These increases were also the result of increases in consolidated average revenue per subscriber, which resulted primarily from the appreciation in the average value of the Brazilian real, as well as from increases in average revenue per subscriber on a local currency basis in Brazil driven by higher usage and increases in the prices charged for various rate plans.

2.  Cost of revenues

The $150.7 million, or 28%, and $57.1 million, or 20%, increases in consolidated cost of service from the six and three months ended June 30, 2009 to the same periods in 2010 are mostly a result of the following:

•	increases in consolidated interconnect costs, primarily in Brazil, resulting from increases in the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges; and

•	increases in consolidated service and repair costs, also mostly in Brazil, caused by increases in repair costs per subscriber related to a change in the mix of handsets in Brazil toward more mid and high tier handsets, as well as increases in the number of customers participating in the handset maintenance programs in our markets.

The $43.9 million, or 14%, increase in consolidated cost of digital handset and accessory revenues from the first half of 2009 to the same period in 2010 is principally due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of high cost handsets to new subscribers.

3.  Selling and marketing expenses

The $81.4 million, or 35%, and $44.3 million, or 37%, increases in consolidated selling and marketing expenses from the six and three months ended June 30, 2009 to the same periods in 2010 principally as a result of the following:

•	increases in consolidated direct commissions and payroll expenses, mostly in Brazil, due to increases in gross subscriber additions by internal market sales personnel, as well as increases in sales and marketing personnel;

•	increases in consolidated indirect commissions, also principally in Brazil, due to increases in gross subscriber additions generated by external market sales personnel; and

•	increases in consolidated advertising costs, primarily in Mexico and Brazil, related to promotions for new rate plans that were launched in the first half of 2010.

4.  General and administrative expenses

The $161.2 million, or 39%, and $94.0 million, or 44%, increases in consolidated general and administrative expenses from the six and three months ended June 30, 2009 to the same periods in 2010 are primarily a result of the following:

•	increases in consolidated general corporate costs, mostly in Brazil and Mexico, largely related to increases in revenue-based taxes in Brazil, as well as the implementation of a revenue-based tax in Mexico in January 2010; and

•	increases in consolidated customer care and billing operations expenses mostly as a result of increases in customer care personnel necessary to support larger customer bases in our markets;

5.  Depreciation and amortization

The $67.2 million, or 34%, and $31.4 million, or 30%, increases in consolidated depreciation and amortization from the six and three months ended June 30, 2009 to the same periods in 2010 are largely due to an increase in consolidated property, plant and equipment in service, which resulted from the continued expansion of the coverage and capacity of our networks, primarily in Brazil.

6.  Interest expense, net

The $92.3 million, or 106%, and $51.2 million, or 121%, increases in consolidated net interest expense from the six and three months ended June 30, 2009 to the same periods in 2010 are principally the result of interest incurred in connection with the issuance of our 10.0% senior notes in August 2009 and our 8.875% senior notes in December 2009.

7.  Foreign currency transaction (losses) gains, net

Foreign currency transaction gains of $24.0 million during the second quarter of 2010 are largely the result of the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on corporate peso-denominated receivables due from Nextel Mexico.

Foreign currency transaction gains of $56.2 million and $63.6 million during the six and three months ended June 30, 2009 are primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s net liabilities, primarily its syndicated loan facility, partially offset by the impact of the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net assets during the same periods.

8.  Income tax provision

The $25.8 million, or 25%, and $11.9 million, or 19%, increases in the consolidated income tax provision from the six and three months ended June 30, 2009 to the same periods in 2010 are due to the $38.8 million increase in tax provision for the future remittances of certain undistributed earnings from our Mexican subsidiaries, partially offset by the tax benefit from a decrease in the valuation allowance on U.S. deferred tax assets and an increase in the tax deductible dividends expected to be declared by one of our markets at the end of the year.

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

b.  Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$990,719	96%	$877,648	96%	$113,071	13%
Digital handset and accessory revenues	42,871	4%	38,335	4%	4,536	12%

	1,033,590	100%	915,983	100%	117,607	13%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(161,956)	(16)%	(172,130)	(19)%	10,174	(6)%
Cost of digital handset and accessory sales	(200,909)	(19)%	(179,231)	(19)%	(21,678)	12%

	(362,865)	(35)%	(351,361)	(38)%	(11,504)	3%
Selling and marketing expenses	(134,148)	(13)%	(106,120)	(12)%	(28,028)	26%
General and administrative expenses	(147,415)	(14)%	(131,585)	(14)%	(15,830)	12%

Segment earnings	$389,162	38%	$326,917	36%	$62,245	19%

Three Months Ended
Operating revenues
Service and other revenues	$502,798	96%	$450,241	96%	$52,557	12%
Digital handset and accessory revenues	21,368	4%	20,713	4%	655	3%

	524,166	100%	470,954	100%	53,212	11%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(75,511)	(15)%	(88,541)	(19)%	13,030	(15)%
Cost of digital handset and accessory sales	(100,160)	(19)%	(90,908)	(19)%	(9,252)	10%

	(175,671)	(34)%	(179,449)	(38)%	3,778	(2)%
Selling and marketing expenses	(68,057)	(13)%	(52,396)	(11)%	(15,661)	30%
General and administrative expenses	(75,660)	(14)%	(66,352)	(14)%	(9,308)	14%

Segment earnings	$204,778	39%	$172,757	37%	$32,021	19%

Nextel Mexico comprised 39% of our consolidated operating revenues and generated a 38% segment earnings margin for the first half of 2010, which is slightly higher than the margin reported for the first half of 2009. Nextel

Mexico’s segment earnings for the six and three months ended June 30, 2010 include a $22.4 million refund of excess fees paid for spectrum use while Nextel Mexico’s applications to renew some of its spectrum licenses were pending. With the grant of these renewals, Nextel Mexico’s licenses became subject to a new reduced fee structure, which resulted in the receipt of this refund in the second quarter of 2010. Nextel Mexico has obtained renewals on 19 spectrum licenses, and renewals on 12 additional licenses are pending. Although Nextel Mexico expects that these renewals will be granted, there is no guarantee that such renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business. During the second quarter of 2010, Nextel Mexico’s results of operations also reflected slightly lower average revenues per subscriber compared to the second quarter of 2009 primarily caused by the implementation of lower cost rate plans in response to the competitive environment in Mexico, partially offset by the appreciation in the average value of the peso relative to the U.S. dollar and the overall improvement in Mexico’s economy.

The average value of the Mexican peso for the six and three months ended June 30, 2010 appreciated relative to the U.S. dollar by 9% and 6%, respectively, compared to the average rate that prevailed during the same periods in 2009. As a result, the components of Nextel Mexico’s results of operations for the six and three months ended June 30, 2010 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Beginning in 2007, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during 2009 and have continued into the first half of 2010. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive and controlled rate plans to new and existing customers. These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in slightly lower average revenues per subscriber. In order to continue to expand and improve its customer base, beginning in 2009, Nextel Mexico implemented more stringent credit requirements for new customers and recently renegotiated the commission structure for their indirect dealers so that the commissions earned by those dealers are more closely linked to the quantity and quality of the incoming customers. If these efforts prove unsuccessful, gross subscriber additions in Mexico could be adversely affected in future periods.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $49.8 million for the first half of 2010, which represents 14% of our consolidated total capital expenditures for the six months ended June 30, 2010 and which remained constant compared to the same period in 2009.

Nextel Mexico’s segment earnings increased $62.2 million, or 19%, and $32.0 million, or 19%, from the six and three months ended June 30, 2009 to the same periods in 2010 as a result of the following:

1.  Operating revenues

The $113.1 million, or 13%, and $52.6 million, or 12%, increases in service and other revenues from the six and three months ended June 30, 2009 to the same periods in 2010 are primarily due to increases in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico’s markets and the overall improvement in Mexico’s economy.

2.  Cost of revenues

The $10.2 million, or 6%, and $13.0 million, or 15%, decreases in cost of service from the six and three months ended June 30, 2009 to the same periods in 2010 are primarily the result of a $22.4 million refund of excess fees paid for spectrum use while Nextel Mexico’s applications to renew some of its spectrum licenses were pending. With the grant of these renewals, Nextel Mexico’s licenses became subject to a new reduced fee structure, which resulted in the receipt of this refund in the second quarter of 2010. These decreases were partially offset by increases in the proportion of mobile-to-mobile minutes of use, which generally have a higher cost per minute.

The $21.7 million, or 12%, and $9.3 million, 10%, increases in cost of digital handset and accessory revenues from the six and three months ended June 30, 2009 to the same periods in 2010 are principally due to increases in handset upgrades for existing subscribers and, to a lesser extent, increases in handset sales to new subscribers.

3.  Selling and marketing expenses

The $28.0 million, or 26%, and $15.7 million, or 30%, increases in selling and marketing expenses from the six and three months ended June 30, 2009 to the same periods in 2010 are primarily a result of increases in indirect commissions, principally due to increases in indirect commission per gross subscriber addition resulting from fewer charge-backs in 2010 compared to 2009, as well as increases in advertising expenses resulting from the World Cup advertising campaigns, the launch of new rate plans in 2010 and the sponsorship and promotion of several events.

The changes in Nextel Mexico’s general and administrative expenses as a percentage of Nextel Mexico’s operating revenues from the six and three months ended June 30, 2009 to the same periods in 2010 were immaterial.

c.  Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,116,433	95%	$657,498	93%	$458,935	70%
Digital handset and accessory revenues	57,933	5%	48,996	7%	8,937	18%

	1,174,366	100%	706,494	100%	467,872	66%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(390,722)	(33)%	(239,843)	(34)%	(150,879)	63%
Cost of digital handset and accessory sales	(86,044)	(8)%	(73,740)	(10)%	(12,304)	17%

	(476,766)	(41)%	(313,583)	(44)%	(163,183)	52%
Selling and marketing expenses	(123,805)	(10)%	(82,356)	(12)%	(41,449)	50%
General and administrative expenses	(223,395)	(19)%	(127,112)	(18)%	(96,283)	76%

Segment earnings	$350,400	30%	$183,443	26%	$166,957	91%

Three Months Ended
Operating revenues
Service and other revenues	$578,383	95%	$360,208	92%	$218,175	61%
Digital handset and accessory revenues	32,156	5%	30,205	8%	1,951	6%

	610,539	100%	390,413	100%	220,126	56%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(200,152)	(33)%	(134,747)	(35)%	(65,405)	49%
Cost of digital handset and accessory sales	(48,159)	(8)%	(44,412)	(11)%	(3,747)	8%

	(248,311)	(41)%	(179,159)	(46)%	(69,152)	39%
Selling and marketing expenses	(68,436)	(11)%	(44,657)	(12)%	(23,779)	53%
General and administrative expenses	(120,101)	(20)%	(71,178)	(18)%	(48,923)	69%

Segment earnings	$173,691	28%	$95,419	24%	$78,272	82%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed

45% of consolidated operating revenues for the six months ended June 30, 2010 compared to 35% in the same period during 2009. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we continued to invest in Brazil throughout the first half of 2010 in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. As a result, Nextel Brazil’s capital expenditures represented 57% of consolidated total capital expenditures for the second quarter of 2010. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average values of the Brazilian real for the six and three months ended June 30, 2010 appreciated relative to the U.S. dollar by 18% and 14% from the six and three months ended June 30, 2009. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2010, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses in our results than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil’s segment earnings increased $167.0 million, or 91%, and $78.3 million, or 82%, from the six and three months ended June 30, 2009 to the same periods in 2010 as a result of the following:

1.  Operating revenues

The $458.9 million, or 70%, and $218.2 million, or 61%, increase in service and other revenues from the six and three months ended June 30, 2009 to the same periods in 2010 are a result of increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into newer markets, as well as increases in average revenues per subscriber, primarily resulting from the appreciation of the real.

2.  Cost of revenues

The $150.9 million, or 63%, and $65.4 million, or 49%, increases in cost of service from the six and three months ended June 30, 2009 to the same periods in 2010 are primarily due to the following:

•	increases in interconnect costs due to increases in interconnect minutes of use for calls that terminate on other carriers’ networks;

•	increases in service and repair costs due to increases in the number of customers participating in Nextel Brazil’s handset maintenance program, as well as increases in repair costs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets; and

•	increases in direct switch and transmitter and receiver site costs from the six and three months ended June 30, 2009 to the same periods in 2010 due to an 18% increase in the number of cell sites in service in Brazil from June 30, 2009 to June 30, 2010.

3.  Selling and marketing expenses

The $41.4 million, or 50%, and $23.8 million, or 53%, increases in selling and marketing expenses from the six and three months ended June 30, 2009 to the same periods in 2010 are due primarily to the following:

•	increases in direct commissions and payroll expenses due to increases in new handset sales by internal sales personnel and increases in selling and marketing personnel necessary to support Nextel Brazil’s growing subscriber base;

•	increases in indirect commissions due to increases in new handset sales made by indirect dealers; and

•	increases in advertising expenses as a result of more television advertising campaigns during the second quarter of 2010.

4.  General and administrative expenses

The $96.3 million, or 76%, and $48.9 million, or 69%, increases in general and administrative expenses from the six and three months ended June 30, 2009 to the same periods in 2010 are due to the following:

•	increases in other general corporate costs due to increases in revenue-based taxes and increases in general and administrative personnel; and

•	increases in customer care and billing operations costs due to increases in customer care personnel.

d.  Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$247,716	92%	$243,582	93%	$4,134	2%
Digital handset and accessory revenues	21,206	8%	17,301	7%	3,905	23%

	268,922	100%	260,883	100%	8,039	3%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(87,593)	(33)%	(87,795)	(34)%	202	(0)%
Cost of digital handset and accessory sales	(36,178)	(13)%	(29,021)	(11)%	(7,157)	25%

	(123,771)	(46)%	(116,816)	(45)%	(6,955)	6%
Selling and marketing expenses	(23,334)	(9)%	(20,181)	(8)%	(3,153)	16%
General and administrative expenses	(53,244)	(20)%	(40,565)	(15)%	(12,679)	31%

Segment earnings	$68,573	25%	$83,321	32%	$(14,748)	(18)%

Three Months Ended
Operating revenues
Service and other revenues	$125,837	92%	$119,411	93%	$6,426	5%
Digital handset and accessory revenues	10,328	8%	9,306	7%	1,022	11%

	136,165	100%	128,717	100%	7,448	6%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(43,273)	(32)%	(43,022)	(34)%	(251)	1%
Cost of digital handset and accessory sales	(17,693)	(13)%	(15,552)	(12)%	(2,141)	14%

	(60,966)	(45)%	(58,574)	(46)%	(2,392)	4%
Selling and marketing expenses	(12,652)	(9)%	(10,079)	(8)%	(2,573)	26%
General and administrative expenses	(30,573)	(23)%	(18,616)	(14)%	(11,957)	64%

Segment earnings	$31,974	23%	$41,448	32%	$(9,474)	(23)%

Over the course of the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. In addition, Nextel Argentina’s segment earnings have decreased from the six and three months ended June 30, 2009 compared to same periods in 2010 because of the adverse changes in the economic environment in Argentina. If the weaker economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average values of the Argentine peso for the six and three months ended June 30, 2010 depreciated relative to the U.S. dollar by 6% and 5% from the six and three months ended June 30, 2009. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2010 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Segment earnings decreased 18% and 23% from the six and three months ended June 30, 2009 to the same periods in 2010 primarily due to 31% and 64% increases in general and administrative expenses for those respective periods. In the second quarter of 2009, Argentina received a turnover tax refund from the city of Buenos Aires, which benefited general and administrative expenses in that quarter. The increases in general and administrative expenses primarily reflect the turnover tax refund received in the second quarter of 2009, as well as increases in salaries and other employee benefits.

The change in Nextel Argentina’s operating revenues, and the change in Nextel Argentina’s cost of service, cost of revenues and selling and marketing expenses as a percentage of its operating revenues, from the six and three months ended June 30, 2009 to the same periods in 2010 were immaterial.

e.  Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$134,502	90%	$118,340	90%	$16,162	14%
Digital handset and accessory revenues	14,695	10%	13,072	10%	1,623	12%

	149,197	100%	131,412	100%	17,785	14%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(50,089)	(34)%	(42,351)	(32)%	(7,738)	18%
Cost of digital handset and accessory sales	(29,789)	(20)%	(27,337)	(21)%	(2,452)	9%

	(79,878)	(54)%	(69,688)	(53)%	(10,190)	15%
Selling and marketing expenses	(24,907)	(16)%	(17,827)	(13)%	(7,080)	40%
General and administrative expenses	(34,170)	(23)%	(28,633)	(22)%	(5,537)	19%

Segment earnings	$10,242	7%	$15,264	12%	$(5,022)	(33)%

Three Months Ended
Operating revenues
Service and other revenues	$68,902	90%	$59,408	90%	$9,494	16%
Digital handset and accessory revenues	7,416	10%	6,479	10%	937	14%

	76,318	100%	65,887	100%	10,431	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(24,432)	(32)%	(21,251)	(32)%	(3,181)	15%
Cost of digital handset and accessory sales	(14,905)	(20)%	(13,888)	(21)%	(1,017)	7%

	(39,337)	(52)%	(35,139)	(53)%	(4,198)	12%
Selling and marketing expenses	(12,342)	(16)%	(9,691)	(15)%	(2,651)	27%
General and administrative expenses	(18,620)	(24)%	(15,160)	(23)%	(3,460)	23%

Segment earnings	$6,019	8%	$5,897	9%	$122	2%

In December 2009, we launched a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. We continue to develop and deploy transmitter and receiver sites in conjunction with the continued build-out of this network, and in April 2010, we launched voice service on this network. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru. We expect to continue to incur significant expenses associated with the deployment phase of this third generation network in Peru, particularly general and administrative expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Segment earnings for the three months ended June 30, 2010 did not change significantly from the three months ended June 30, 2009. Segment earnings decreased 33% from the six months ended June 30, 2009 to the same period in 2010 primarily due to the following:

•	a 40% increase in selling and marketing expenses largely attributable to an increase in sales and marketing personnel in connection with the launch of our third generation network in December 2009, as well as higher advertising costs in support of that launch; and

•	an 18% increase in cost of service resulting from an increase in the number of transmitter and receiver sites in service, as well as an increase in service and repair costs mainly resulting from a change in the mix of handsets repaired toward higher cost handsets.

The change in Nextel Peru’s operating revenues, and the change in Nextel Peru’s general and administrative expenses as a percentage of its operating revenues, from the six months ended June 30, 2009 to the same period in 2010 were immaterial.

f.  Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$10,347	99%	$5,968	100%	$4,379	73%
Digital handset and accessory revenues	60	1%	28	—	32	114%

	10,407	100%	5,996	100%	4,411	74%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(6,163)	(59)%	(3,624)	(60)%	(2,539)	70%
Cost of digital handset and accessory sales	(2,016)	(20)%	(1,658)	(28)%	(358)	22%

	(8,179)	(79)%	(5,282)	(88)%	(2,897)	55%
Selling and marketing expenses	(9,620)	(92)%	(7,898)	(132)%	(1,722)	22%
General and administrative expenses	(121,414)	NM	(89,754)	NM	(31,660)	35%

Segment losses	$(128,806)	NM	$(96,938)	NM	$(31,868)	33%

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$5,782	100%	$3,193	99%	$2,589	81%
Digital handset and accessory revenues	21	—	22	1%	(1)	(5)%

	5,803	100%	3,215	100%	2,588	80%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(3,285)	(57)%	(2,015)	(63)%	(1,270)	63%
Cost of digital handset and accessory sales	(1,191)	(20)%	(978)	(30)%	(213)	22%

	(4,476)	(77)%	(2,993)	(93)%	(1,483)	50%
Selling and marketing expenses	(3,938)	(68)%	(4,346)	(135)%	408	(9)%
General and administrative expenses	(65,647)	NM	(44,530)	NM	(21,117)	47%

Segment losses	$(68,258)	NM	$(48,654)	NM	$(19,604)	40%

NM-Not Meaningful

For the six and three months ended June 30, 2010 and 2009, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. In September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. In July 2010, we were awarded the rights to this spectrum. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. Deployment of our 3G network and other planned network expansion in Chile will require significant investments in capital expenditures in Chile over the next several years.

Segment losses increased from the six and three months ended June 30, 2009 to the same periods in 2010 primarily due to increases in general and administrative expenses resulting from increases in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology initiatives. We expect that our general and administrative expenses will continue to increase along with other operating expenses as we continue with our expansion plans in Chile and our new technology initiatives in Chile and in some of our other markets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of June 30, 2010, we had working capital, which is defined as total current assets less total current liabilities, of $2,029.3 million, a $232.1 million decrease compared to working capital of $2,261.4 million as of December 31, 2009. The decrease in working capital was primarily a result of the reclassification of the outstanding amount due in June 2011 under Nextel Mexico’s syndicated loan facility as a current portion of long-term debt. Our working capital includes $1,819.9 million in cash and cash equivalents as of June 30, 2010, of which about $301.2 million was held in currencies other than U.S. dollars with 78% of that amount held in Mexican pesos, and $552.6 million of short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in money market funds and U.S. treasury securities, and our cash and cash equivalents held in local currencies are typically maintained in a combination of money market funds, U.S. treasury securities, highly liquid overnight securities and fixed income investment funds.

We recognized net income of $124.0 million and $75.5 million for the six and three months ended June 30, 2010, respectively, compared to $204.9 million and $134.3 million for the six and three months ended June 30, 2009, respectively. During the six months ended June 30, 2010 and 2009, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

We believe our current cash balances and anticipated future cash flows will be adequate to meet our current business plan, which contemplates the deployment of third generation networks in Peru and Chile, but our funding needs could be affected by a number of factors. Specifically, if we acquire spectrum in connection with the auctions in Mexico or in the upcoming auctions that are expected to occur in Brazil and Argentina, we will need to raise additional funding to build the related third generation networks consistent with applicable regulatory requirements and our business strategy. As contemplated by our agreement with Televisa, Nextel Mexico and Televisa jointly participated in the recent auctions of spectrum in Mexico. The bidding process of the auctions was completed in July 2010, and the Nextel Mexico/Televisa consortium was designated as the high bidder for a nationwide license of 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. The licenses relating to the spectrum won in the auctions have not yet been granted by the Mexican regulatory authorities. If those spectrum licenses are granted, our future funding needs to build a third generation network in Mexico may be reduced as a result of the agreement we entered into with Televisa pursuant to which Televisa would acquire up to 30% of Nextel Mexico in exchange for a $1.44 billion cash investment, although this transaction is subject to a number of conditions. If the spectrum licenses are granted to Nextel Mexico and the transaction with Televisa is not consummated, we may need to raise significant capital to cover the cost of this spectrum and the deployment of a third generation network in Mexico.

Cash Flows

	Six Months Ended
	June 30,
	2010	2009	Change
	(in thousands)

Cash and cash equivalents, beginning of period	$2,504,064	$1,243,251	$1,260,813
Net cash provided by operating activities	400,222	281,116	119,106
Net cash used in investing activities	(994,380)	(339,971)	(654,409)
Net cash used in financing activities	(97,556)	(21,921)	(75,635)
Effect of exchange rate changes on cash and cash equivalents	7,585	(25,711)	33,296

Cash and cash equivalents, end of period	$1,819,935	$1,136,764	$683,171

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $400.2 million of cash during the first half of 2010, a $119.1 million, or 42%, increase from the first half of 2009, primarily due to higher operating income resulting from our profitable growth strategy.

We used $994.4 million of cash in our investing activities during the first half of 2010, a $654.4 million increase in cash used from the first half of 2009, primarily due to an increase in the amount of long-term and short-term investments purchased during the first half of 2010.

We used $97.6 million of cash in our financing activities during the first half of 2010, primarily due to $124.3 million in purchases of our 3.125% convertible notes and our 2.75% convertible notes, as well as repayments of our short-term borrowings in Brazil, partially offset by $80.0 million in borrowings under Nextel Peru’s syndicated loan facility and borrowings under our short-term financings in Brazil. We used $21.9 million of cash in our financing activities during the first half of 2009, primarily due to repayments under our syndicated loan facility in Brazil.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources consist of funds that are available to us from a number of sources and are affected by a variety of factors, including amounts of our existing cash and cash equivalents balances, the value of our short-term investments, the extent of cash flows generated by our operating companies and the availability of funding from external financial sources. The availability of funding from external sources, including the availability of funding from the proposed transaction with Televisa and the availability of funding from vendor financing, other debt financings or equity issuances can be affected by a number of factors, including capital market conditions and, in the case of funding from the proposed investment by Televisa, our success in the auctions in Mexico and our ability to satisfy the other conditions of the investment agreement.

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

In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, other than in Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments similar to the one currently contemplated by the transaction with Televisa or vendor financing.

During the six and three months ended June 30, 2010, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $364.6 million for the six months ended June 30, 2010 and $400.9 million for the six months ended June 30, 2009. In both years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our network in Brazil. We expect to continue to focus our capital spending in this market in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage.

In addition, we participated in the recent spectrum auctions in Mexico as part of a consortium with Televisa, where we were designated as the high bidder for two blocks of spectrum, and we plan to participate in the spectrum auctions that are expected to be conducted in Brazil and Argentina, and, if we are successful in acquiring spectrum in those auctions, we plan to deploy third generation networks in those markets consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum in these auctions and deployment of new third generation networks would result in a significant increase in our capital expenditures in the applicable markets although the amount and timing of those additional capital expenditures is dependent on, among other things, the timing of the auctions and the grant of the licenses relating to spectrum won in those auctions, and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks. In Mexico, if the licenses for the spectrum on which the consortium bid during the recent auctions are awarded to the Nextel Mexico/Televisa consortium, the capital expenditures required to purchase the spectrum and build a third generation network may be reduced as a result of an investment agreement with Televisa pursuant to which Televisa has agreed to make an equity investment of $1.44 billion in cash in Nextel Mexico, subject to the satisfaction of specified conditions. If the spectrum licenses are granted to Nextel Mexico and the transaction with Televisa is not consummated, we may need to make significant capital expenditures for the spectrum and the deployment of a third generation network in Mexico.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments and proceeds from external financing sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional equity or other funding to support our business plans, including strategic transactions such as the investment agreement we recently entered into with Televisa. Our capital spending is expected to be driven by several factors, including:

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•	the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the extent to which we must add capacity to our networks to meet the demand of our growing customer base;

•	the amount we spend to deploy the third generation networks in Chile and Peru;

•	the costs we incur in connection with future spectrum acquisitions and the development and deployment of any third generation networks in our other markets; and

•	the costs we incur in connection with non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices, as well as the acquisition of spectrum relating to, and the deployment of, next generation networks in markets other than Peru and Chile, among other things.

Future Outlook.  We believe that our current business plans, which contemplate expansion of the coverage and capacity of our iDEN networks in Brazil, Mexico and Argentina, and the construction of third generation networks in Peru and Chile, do not require us to raise additional external funding to enable us to operate and grow our business while servicing our debt obligations and that our current working capital and anticipated cash flows will be adequate to meet our cash needs to support our existing business.

However, our funding needs could be significantly affected if we are successful in acquiring spectrum rights in the recently completed auctions in Mexico or as a result of our planned participation in future auctions of spectrum rights that are expected to be conducted in Brazil and Argentina, and if we pursue our plans to deploy third generation networks in those markets. These plans, which are consistent with our business strategy of providing differentiated services to our customers, would require us to raise significant additional funding. The amounts and timing of those additional funding requirements would be affected by, among other things:

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

Our funding needs will also be affected by the need to repay or refinance our existing indebtedness, including the $318.6 million outstanding principal amount of our 2.75% convertible notes that we believe the noteholders will require us to purchase in August 2010, and the $1.1 billion principal amount of our 3.125% convertible notes that mature in June 2012.

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

In making this assessment of our funding needs under our current plans and under our plans that contemplate the acquisition of spectrum and the deployment of third generation networks, we have considered:

•	cash and cash equivalents on hand and short- and long-term investments available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the third generation networks that utilize the 1.9 GHz spectrum we acquired in Peru and Chile;

•	our expectation of the values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service, which includes significant maturities in the next several years; and

•	income taxes.

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

Market conditions in debt and equity markets in the United States and global markets during 2008 and 2009 resulted in a substantial decline in the amount of funding available to corporate borrowers compared to prior periods as the global economic downturn affected both the availability and terms of financing. Since that time, available funding for corporate borrowers has been and continues to be both more costly and provided on terms that are less favorable to borrowers than were previously available. Although conditions in the debt and equity markets in the United States improved in the second half of 2009 and the first half of 2010, volatility in those markets could make it more difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above including those that may result from our acquisition of spectrum and deployment of third generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. — Risk Factors — 3. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “— 4. Our current and future debt may limit our flexibility and increase our risk of default.” in our annual report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six and three months ended June 30, 2010, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2009.

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

As of June 30, 2010, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 25, 2010.

Item 6.  Exhibits.

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.**

**	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TERESA S. GENDRON
Teresa S. Gendron
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: August 6, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

**	Submitted electronically herewith.