Form 10-Q
period 2010-09-30
NII HOLDINGS INC
filed 2010-11-09
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 5, 2010

Common Stock, $0.001 par value per share	169,269,854

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets — As of September 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Operations and Comprehensive Income — For the Nine and Three Months Ended September 30, 2010 and 2009	3
	Condensed Consolidated Statement of Changes in Stockholders’ Equity — For the Nine Months Ended September 30, 2010	4
	Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
Part II. Other Information
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 6.	Exhibits	52
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	September 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$1,666,077	$2,504,064
Short-term investments	559,118	116,289
Accounts receivable, less allowance for doubtful accounts of $38,498 and $35,148	740,012	613,591
Handset and accessory inventory	162,832	188,476
Deferred income taxes, net	162,748	148,498
Prepaid expenses and other	344,122	220,210

Total current assets	3,634,909	3,791,128
Property, plant and equipment, less accumulated depreciation of $1,868,889 and $1,451,219	2,727,834	2,502,189
Intangible assets, less accumulated amortization of $118,766 and $91,295	408,806	337,233
Deferred income taxes, net	497,981	494,343
Other assets	494,137	429,800

Total assets	$7,763,667	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$211,126	$186,996
Accrued expenses and other	709,722	641,624
Deferred revenues	153,099	136,533
Current portion of long-term debt	417,034	564,544

Total current liabilities	1,490,981	1,529,697
Long-term debt	2,806,888	3,016,244
Deferred revenues	20,947	22,071
Deferred credits	74,593	93,932
Other long-term liabilities	207,190	145,912

Total liabilities	4,600,599	4,807,856

Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2010 and 2009, no shares issued or outstanding — 2010 and 2009	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2010 and 2009, 169,071 shares issued and outstanding — 2010, 166,730 shares issued and outstanding — 2009	168	166
Paid-in capital	1,336,476	1,239,541
Retained earnings	1,917,363	1,674,898
Accumulated other comprehensive loss	(90,939)	(167,768)

Total stockholders’ equity	3,163,068	2,746,837

Total liabilities and stockholders’ equity	$7,763,667	$7,554,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended,		Three Months Ended,
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenues
Service and other revenues	$3,857,743	$2,980,833	$1,359,441	$1,078,386
Digital handset and accessory revenues	223,475	181,804	86,710	64,072

	4,081,218	3,162,637	1,446,151	1,142,458

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,090,671	861,990	394,795	316,836
Cost of digital handsets and accessories	541,729	472,666	186,793	161,679
Selling, general and administrative	1,396,996	1,015,935	502,312	363,904
Depreciation	379,981	289,034	132,157	106,112
Amortization	23,596	21,357	7,543	7,630

	3,432,973	2,660,982	1,223,600	956,161

Operating income	648,245	501,655	222,551	186,297

Other income (expense)
Interest expense, net	(262,458)	(145,260)	(83,458)	(58,551)
Interest income	23,772	19,748	9,850	3,326
Foreign currency transaction gains, net	27,354	101,332	28,406	45,094
Other (expense) income, net	(11,393)	4,258	(3,530)	(1,310)

	(222,725)	(19,922)	(48,732)	(11,441)

Income before income tax provision	425,520	481,733	173,819	174,856
Income tax provision	(183,055)	(159,823)	(55,307)	(57,874)

Net income	$242,465	$321,910	$118,512	$116,982

Net income, per common share, basic	$1.45	$1.94	$0.70	$0.70

Net income, per common share, diluted	$1.42	$1.91	$0.68	$0.69

Weighted average number of common shares outstanding, basic	167,780	165,948	168,645	166,080

Weighted average number of common shares outstanding, diluted	176,925	173,295	175,303	174,195

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$78,779	$281,252	$128,175	$79,559
Other	(1,950)	919	(485)	(841)

Other comprehensive income	76,829	282,171	127,690	78,718
Net income	242,465	321,910	118,512	116,982

Total comprehensive income	$319,294	$604,081	$246,202	$195,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance, January 1, 2010	166,730	$166	$1,239,541	$1,674,898	$(167,768)	$2,746,837
Net income	—	—	—	242,465	—	242,465
Other comprehensive income, net of taxes	—	—	—	—	76,829	76,829
Exercise of stock options	2,341	2	42,513	—	—	42,515
Share-based payment expense for equity- based awards	—	—	53,792	—	—	53,792
Other	—	—	630	—	—	630

Balance, September 30, 2010	169,071	$168	$1,336,476	$1,917,363	$(90,939)	$3,163,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)
Unaudited

	2010	2009

Cash flows from operating activities:
Net income	$242,465	$321,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403,577	310,391
Provision for losses on accounts receivable	54,067	68,016
Foreign currency transaction gains, net	(27,354)	(101,332)
Share-based payment expense	54,202	51,678
Other, net	45,181	30,703
Change in assets and liabilities:
Accounts receivable, gross	(162,956)	(153,726)
Handset and accessory inventory	68,179	(52,447)
Prepaid expenses and other	(34,431)	(22,672)
Accounts payable, accrued expenses and other	107,747	93,536

Net cash provided by operating activities	750,677	546,057

Cash flows from investing activities:
Capital expenditures	(506,385)	(500,941)
Purchase of long-term and short-term investments	(1,587,243)	(625,814)
Proceeds from sales of short-term investments	1,015,759	696,543
Transfers to restricted cash	(98,298)	(52,955)
Transfers from restricted cash	94,756	—
Other, net	(53,681)	(14,503)

Net cash used in investing activities	(1,135,092)	(497,670)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	762,522
Purchases of convertible notes	(442,972)	—
Borrowings under syndicated loan facilities	80,000	—
Repayments under syndicated loan facilities and other transactions	(71,746)	(51,153)
Other, net	(28,514)	27,061

Net cash (used in) provided by financing activities	(463,232)	738,430

Effect of exchange rate changes on cash and cash equivalents	9,660	(28,824)

Net (decrease) increase in cash and cash equivalents	(837,987)	757,993
Cash and cash equivalents, beginning of period	2,504,064	1,243,251

Cash and cash equivalents, end of period	$1,666,077	$2,001,244

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our current report on Form 8-K filed on March 8, 2010 and our quarterly reports on Form 10-Q for the three months ended March 31, 2010 and June 30, 2010. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Cumulative foreign currency translation adjustment	$(86,965)	$(165,744)
Other	(3,974)	(2,024)

	$(90,939)	$(167,768)

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$506,385	$500,941
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	34,629	58,804

	$541,014	$559,745

Interest costs
Interest expense, net	$262,458	$145,260
Interest capitalized	7,085	8,970

	$269,543	$154,230

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2010, we had $98.5 million in non-cash financing activities, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers. For the nine months ended September 30, 2009, we had $71.3 million in non-cash financing activities, primarily related to the short-term financing of imported handsets and infrastructure in Brazil, the financing of the mobile switching office in Peru and co-location capital lease obligations on our communication towers.

Termination of Televisa Agreement.  On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa would have acquired up to a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. On October 18, 2010, NII Holdings and Televisa announced that they mutually agreed to terminate this investment agreement. As a result, we wrote off an immaterial amount of transaction costs in connection with the termination of this investment agreement.

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statements of operations. For the nine and three months ended September 30, 2010, we had $136.9 million and $49.2 million, respectively, in revenue-based taxes and other excise taxes. For the nine and three months ended September 30, 2009, we had $65.4 million and $26.5 million, respectively, in revenue-based taxes and other excise taxes.

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

As presented for the nine and three months ended September 30, 2010, our calculations of diluted net income per share include common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and shares of our restricted common stock. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the nine and three months ended September 30, 2010, we did not include 9.9 million in antidilutive stock options for both periods in our calculations of diluted net income per common share, nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods.

As presented for the nine and three months ended September 30, 2009, our calculations of diluted net income per share include common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, shares of our restricted common stock and shares of common stock issuable upon the potential conversion of our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. For the nine and three months ended September 30, 2009, we did not include 10.9 million in antidilutive stock options for both periods in our calculations of diluted net income per common share, nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$242,465	167,780	$1.45	$321,910	165,948	$1.94

Effect of dilutive securities:
Stock options	—	2,910		—	116
Restricted stock	—	378		—	242
Convertible notes, net of capitalized interest and taxes	8,186	5,857		9,758	6,989

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$250,651	176,925	$1.42	$331,668	173,295	$1.91

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$118,512	168,645	$0.70	$116,982	166,080	$0.70

Effect of dilutive securities:
Stock options	—	2,593		—	793
Restricted stock	—	311		—	333
Convertible notes, net of capitalized interest and taxes	1,532	3,754		3,164	6,989

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$120,044	175,303	$0.68	$120,146	174,195	$0.69

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

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements as of
	September 30, 2010			Fair Value as of
	Using the Fair Value Hierarchy			September 30,
Financial Instruments	Level 1	Level 2	Level 3	2010

Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$55,673	$—	$—	$55,673

	Fair Value Measurements as of
	December 31, 2009			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$116,289	$—	$—	$116,289

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

During the nine months ended September 30, 2009, we held short-term investments in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. During the first nine months of 2009, we received $43.7 million in distributions and recorded a pre-tax unrealized gain of $2.0 million in accumulated other comprehensive income due to a slight increase in the net asset value of the fund from December 31, 2008. This fund was liquidated in December 2009. As a result, during the nine months ended September 30, 2010, we had no activity with respect to assets or liabilities measured at fair value on a recurring basis using Level 3 inputs. The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis for the nine and three months ended September 30, 2009 (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2009	September 30, 2009

Beginning balance	$53,160	$34,815
Principal distributions	(43,727)	(23,355)
Unrealized gain, included in other comprehensive income	1,994	150
Realized gain on distributions, included in net income	421	238

Ending balance	$11,848	$11,848

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, derivative instruments and debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term borrowings contained in the condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are immaterial.

Held-to-Maturity Investments.

In the second quarter of 2010, we invested some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from 3 to 18 months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of September 30, 2010 were immaterial. The carrying amounts and estimated fair values of our held-to-maturity investments as of September 30, 2010 are as follows:

	September 30, 2010
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)

Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$463,215	$464,793
Held-to-maturity securities — corporate bonds	40,229	40,377

	503,444	505,170
Long-term investments:
Held-to-maturity securities — corporate bonds	124,962	125,395

	$628,406	$630,565

Long-Term Debt Instruments.

The carrying amounts and estimated fair values of our long-term debt instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Senior notes	$1,278,919	$1,475,500	$1,277,207	$1,312,165
Convertible notes	1,033,836	1,068,375	1,440,040	1,447,655
Syndicated loan facilities	435,301	426,724	416,081	403,079
Other	185,046	186,561	157,164	158,825

	$2,933,102	$3,157,160	$3,290,492	$3,321,724

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimated the fair values of our syndicated loan facilities using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.

Other debt consists primarily of Brazilian credit paper and import financing agreements. We estimated the fair value of the Brazilian credit paper utilizing primarily Level 3 inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term, import financing agreements approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.

Note 3.	Debt

	September 30,	December 31,
	2010	2009
	(in thousands)

Senior notes, net	$1,278,919	$1,277,207
Convertible notes, net	1,033,836	1,440,040
Syndicated loan facilities	435,301	416,081
Other	475,866	447,460

Total debt	3,223,922	3,580,788
Less: current portion	(417,034)	(564,544)

	$2,806,888	$3,016,244

Peru Syndicated Loan Facility.  In December 2009, Nextel Peru entered into a $130.0 million U.S. dollar-denominated syndicated loan agreement. Of the total amount of this loan agreement, $50.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche A — 6.04% as of September 30, 2010), $32.5 million has a floating interest rate of LIBOR plus 5.25% (Tranche B-1 — 5.54% as of September 30, 2010), $37.5 million has a floating interest rate of LIBOR plus 4.75% (Tranche B-2 — 5.04% as of September 30, 2010) and $10.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche B-3 — 6.04% as of September 30, 2010). Principal under Tranche A and Tranche B-3 is payable quarterly beginning in December 2011, and principal under Tranche B-1 and Tranche B-2 is payable quarterly beginning in December 2010. Tranche A and Tranche B-3 mature on December 15, 2016, Tranche B-1 matures on December 15, 2014 and Tranche B-2 matures on December 15, 2012. Nextel Peru is subject to various legal and financial covenants under this syndicated loan facility that, among other things, require Nextel Peru to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods.

In March 2010, Nextel Peru borrowed $60.0 million, and in June 2010, Nextel Peru borrowed an additional $20.0 million under this syndicated loan agreement. In October 2010, Nextel Peru borrowed the remaining $50.0 million under this syndicated loan facility.

Convertible Notes.

3.125% Convertible Notes.  In June 2010, we purchased $100.0 million face amount of our 3.125% convertible notes through a series of open market purchases for an aggregate purchase price of $94.7 million. In connection with these transactions, we incurred an immaterial amount of direct external costs, we recognized an immaterial loss on extinguishment of debt, and we allocated an immaterial amount of the purchase price to paid-in capital. If certain events occur, the 3.125% notes will be convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 9,296,870 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended September 30, 2010, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 30 consecutive trading days ending on September 30, 2010. As a result, the conversion contingency was not met as of September 30, 2010.

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

In the third quarter of 2010, the noteholders of our 2.75% convertible notes executed their put options that required us to purchase $182.4 million principal amount of these notes at 100% of their par value, plus accrued and unpaid interest. In addition, we exercised our call option and redeemed the remaining $136.3 million in outstanding principal amount of these notes at 100% of their par value, plus accrued and unpaid interest, during the third quarter of 2010.

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

	September 30, 2010		December 31, 2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,100,000	$—	$1,200,000	$349,996
Unamortized discount on convertible notes	66,164	—	102,372	7,584
Net carrying amount of convertible notes	1,033,836	—	1,097,628	342,412
Carrying amount of equity component	193,941	—	194,557	53,253

As of September 30, 2010, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 20 months.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the nine and three months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010		2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$27,189	$5,882	$28,125	$7,218
Amortization of discount on convertible notes	29,158	7,402	28,005	8,604

Interest expense, net	$56,347	$13,284	$56,130	$15,822

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,
	2010		2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$8,594	$1,095	$9,375	$2,406
Amortization of discount on convertible notes	9,345	1,344	9,514	2,913

Interest expense, net	$17,939	$2,439	$18,889	$5,319

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%

Note 4.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, Nextel Brazil had accrued liabilities of $48.1 million and $13.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $159.3 million and $163.3 million as of September 30, 2010. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies.

As of September 30, 2010 and December 31, 2009, Nextel Argentina had accrued liabilities of $32.8 million and $28.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 5.	Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1999; Argentina and Mexico — 2003; Peru and Brazil — 2005. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the nine months ended September 30, 2010 (in thousands):

Unrecognized tax benefits — December 31, 2009	$99,596
Additions for current year tax positions	9,665
Additions for prior year tax positions	—
Reductions for current year tax positions	(5,737)
Reductions for prior year tax positions	(5,117)
Lapse of statute of limitations	(523)
Settlements with taxing authorities	(909)
Foreign currency translation adjustment	3,167

Unrecognized tax benefits — September 30, 2010	$100,142

The unrecognized tax benefits as of December 31, 2009 and September 30, 2010 include $75.7 million and $73.6 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the third quarter of 2010, consistent with the methodology we employed for 2009, and determined that, in general, the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. Due to an increase in the amount of projected U.S. taxable income, we were able to release a portion of our U.S. valuation allowance. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2010 to determine the appropriate level of valuation allowance.

During the first quarter of 2010, we changed our position regarding the repatriation of current foreign earnings back to the United States. We anticipate recording a U.S. federal, state and foreign tax provision during 2010 with respect to future remittances of certain undistributed earnings of our subsidiaries in Mexico. As of September 30, 2010, we recorded a $61.4 million provision for U.S. federal, state and foreign taxes on these future remittances of current year earnings. We continue to indefinitely reinvest all other remaining undistributed earnings of our foreign subsidiaries outside the United States.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. We believe it is probable that we will recover this amount. Our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 include $13.9 million and $13.3 million, respectively in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Nine Months Ended September 30, 2010
Operating revenues	$1,563,651	$1,863,894	$410,882	$228,204	$17,084	$(2,497)	$4,081,218

Segment earnings (losses)	$571,977	$565,127	$106,950	$20,606	$(212,838)	$—	$1,051,822
Less:
Depreciation and amortization							(403,577)
Foreign currency transaction gains, net							27,354
Interest expense and other, net							(250,079)

Income before income tax provision							$425,520

Nine Months Ended September 30, 2009
Operating revenues	$1,386,824	$1,179,764	$388,840	$198,235	$9,776	$(802)	$3,162,637

Segment earnings (losses)	$498,349	$321,359	$118,006	$19,615	$(145,283)	$—	$812,046
Less:
Depreciation and amortization							(310,391)
Foreign currency transaction gains, net							101,332
Interest expense and other, net							(121,254)

Income before income tax provision							$481,733

Three Months Ended September 30, 2010
Operating revenues	$530,061	$689,528	$141,960	$79,007	$6,677	$(1,082)	$1,446,151

Segment earnings (losses)	$182,815	$214,727	$38,377	$10,364	$(84,032)	$—	$362,251
Less:
Depreciation and amortization							(139,700)
Foreign currency transaction gains, net							28,406
Interest expense and other, net							(77,138)

Income before income tax provision							$173,819

Three Months Ended September 30, 2009
Operating revenues	$470,841	$473,270	$127,957	$66,823	$3,780	$(213)	$1,142,458

Segment earnings (losses)	$171,432	$137,916	$34,685	$4,351	$(48,345)	$—	$300,039
Less:
Depreciation and amortization							(113,742)
Foreign currency transaction gains, net							45,094
Interest expense and other, net							(56,535)

Income before income tax provision							$174,856

September 30, 2010
Identifiable assets	$2,577,017	$2,836,427	$376,251	$509,526	$1,464,733	$(287)	$7,763,667

December 31, 2009
Identifiable assets	$2,234,120	$2,530,896	$399,579	$445,828	$1,944,557	$(287)	$7,554,693

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Condensed Consolidating Financial Statements

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

In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, as well as condensed consolidating statements of operations for the nine and three months ended September 30, 2010 and 2009 and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating balance sheet as of December 31, 2009 presented below has been revised to reflect the inclusion of an additional subsidiary guarantor and the release of certain guarantors pursuant to the indentures. Additionally, the condensed consolidating balance sheet as of December 31, 2009 and the condensed consolidating statements of operations and cash flows for the nine and three months ended September 30, 2009 have been revised to reflect the proper elimination of certain intercompany balances and transactions between subsidiaries within the combined financial statements to which they relate. In prior filings, these intercompany balances and transactions were included in the “Consolidating Adjustments” column. These revisions are not material to our financial statements taken as a whole.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)(1)	Subsidiaries(2)	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$489,956	$28	$7,701	$1,168,392	$—	$1,666,077
Short-term investments	503,445	—	—	55,673	—	559,118
Accounts receivable, net	35	—	—	741,869	(1,892)	740,012
Handset and accessory inventory	—	—	—	162,832	—	162,832
Deferred income taxes, net	—	—	4,116	159,414	(782)	162,748
Prepaid expenses and other	3,876	4	3,386	336,890	(34)	344,122

Total current assets	997,312	32	15,203	2,625,070	(2,708)	3,634,909
Property, plant and equipment, net	—	—	88,826	2,639,295	(287)	2,727,834
Investments in and advances to affiliates	2,739,046	2,756,164	2,841,979	—	(8,337,189)	—
Intangible assets, net	—	—	—	408,806	—	408,806
Deferred income taxes, net	3,317	—	—	497,982	(3,318)	497,981
Other assets	2,489,875	2,212,744	650,184	530,544	(5,389,210)	494,137

Total assets	$6,229,550	$4,968,940	$3,596,192	$6,701,697	$(13,732,712)	$7,763,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,340	$208,786	$—	$211,126
Accrued expenses and other	2,016,983	159,303	1,571,154	1,709,328	(4,747,046)	709,722
Deferred revenues	—	—	—	153,099	—	153,099
Current portion of long-term debt	—	—	1,718	415,316	—	417,034

Total current liabilities	2,016,983	159,303	1,575,212	2,486,529	(4,747,046)	1,490,981
Long-term debt	1,033,858	1,278,919	39,770	454,341	—	2,806,888
Deferred revenues	—	—	—	20,947	—	20,947
Deferred credits	—	—	10,714	67,197	(3,318)	74,593
Other long-term liabilities	15,641	—	9,742	830,704	(648,897)	207,190

Total liabilities	3,066,482	1,438,222	1,635,438	3,859,718	(5,399,261)	4,600,599

Total stockholders’ equity	3,163,068	3,530,718	1,960,754	2,841,979	(8,333,451)	3,163,068

Total liabilities and stockholders’ equity	$6,229,550	$4,968,940	$3,596,192	$6,701,697	$(13,732,712)	$7,763,667

(1)	NII Capital Corp. is the issuer of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,702,191	$28	$—	$801,845	$—	$2,504,064
Short-term investments	—	—	—	116,289	—	116,289
Accounts receivable, net	—	—	—	613,344	247	613,591
Handset and accessory inventory	—	—	—	188,476	—	188,476
Deferred income taxes, net	—	—	1,977	147,358	(837)	148,498
Prepaid expenses and other	724	15	4,812	214,659	—	220,210

Total current assets	1,702,915	43	6,789	2,081,971	(590)	3,791,128
Property, plant and equipment, net	—	—	57,051	2,445,425	(287)	2,502,189
Investments in and advances to affiliates	1,686,513	2,375,653	2,375,653	—	(6,437,819)	—
Intangible assets, net	—	—	—	337,233	—	337,233
Deferred income taxes, net	—	—	31,161	494,343	(31,161)	494,343
Other assets	2,237,959	940,834	676,708	918,241	(4,343,942)	429,800

Total assets	$5,627,387	$3,316,530	$3,147,362	$6,277,213	$(10,813,799)	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$997	$185,999	$—	$186,996
Accrued expenses and other	1,394,719	66,983	1,525,867	1,137,229	(3,483,174)	641,624
Deferred revenues	—	—	—	136,533	—	136,533
Current portion of long-term debt	342,412	—	1,684	220,448	—	564,544

Total current liabilities	1,737,131	66,983	1,528,548	1,680,209	(3,483,174)	1,529,697
Long-term debt	1,097,647	1,277,206	41,063	600,328	—	3,016,244
Deferred revenues	—	—	—	22,071	—	22,071
Deferred credits	33,900	18,667	—	72,527	(31,162)	93,932
Other long-term liabilities	11,872	—	8,871	987,876	(862,707)	145,912

Total liabilities	2,880,550	1,362,856	1,578,482	3,363,011	(4,377,043)	4,807,856

Total stockholders’ equity	2,746,837	1,953,674	1,568,880	2,914,202	(6,436,756)	2,746,837

Total liabilities and stockholders’ equity	$5,627,387	$3,316,530	$3,147,362	$6,277,213	$(10,813,799)	$7,554,693

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$1,536	$4,079,682	$—	$4,081,218

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	67	1,632,333	—	1,632,400
Selling, general and administrative	9,113	28	157,633	1,230,222	—	1,396,996
Management fee and other	(56,893)	—	(69,660)	126,553	—	—
Depreciation and amortization	—	—	5,681	397,896	—	403,577

	(47,780)	28	93,721	3,387,004	—	3,432,973

Operating income (loss)	47,780	(28)	(92,185)	692,678	—	648,245
Other income (expense)
Interest expense, net	(196,846)	(95,028)	(858)	(123,469)	153,743	(262,458)
Interest income	13,664	142,860	441	20,549	(153,742)	23,772
Foreign currency transaction gains, net	—	—	—	27,354	—	27,354
Equity in income of affiliates	306,596	365,932	431,194	—	(1,103,722)	—
Other income (expense), net	4	—	158	(11,542)	(13)	(11,393)

	123,418	413,764	430,935	(87,108)	(1,103,734)	(222,725)

Income before income tax benefit (provision)	171,198	413,736	338,750	605,570	(1,103,734)	425,520
Income tax benefit (provision)	71,267	(22,689)	(50,113)	(184,228)	2,708	(183,055)

Net income	$242,465	$391,047	$288,637	$421,342	$(1,101,026)	$242,465

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$—	$3,162,637	$—	$3,162,637

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	133	1,334,523	—	1,334,656
Selling, general and administrative	—	—	107,824	908,111	—	1,015,935
Management fee and other	—	—	(67,491)	67,491	—	—
Depreciation and amortization	—	—	5,422	304,969	—	310,391

	—	—	45,888	2,615,094	—	2,660,982

Operating (loss) income	—	—	(45,888)	547,543	—	501,655
Other income (expense)
Interest expense, net	(72,080)	(10,111)	(600)	(81,898)	19,429	(145,260)
Interest income	2,600	—	17,473	19,085	(19,410)	19,748
Foreign currency transaction gains, net	3,065	—	—	98,267	—	101,332
Equity in income of affiliates	347,634	234,038	—	—	(581,672)	—
Other income (expense), net	421	—	(4,883)	8,720	—	4,258

	281,640	223,927	11,990	44,174	(581,653)	(19,922)

Income (loss) before income tax benefit (provision)	281,640	223,927	(33,898)	591,717	(581,653)	481,733
Income tax benefit (provision)	40,270	358	(3,959)	(191,054)	(5,438)	(159,823)

Net income (loss)	$321,910	$224,285	$(37,857)	$400,663	$(587,091)	$321,910

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$768	$1,445,383	$—	$1,446,151

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	15	581,573	—	581,588
Selling, general and administrative	6,899	20	57,090	438,303	—	502,312
Management fee and other	(19,140)	—	(23,220)	42,360	—	—
Depreciation and amortization	—	—	2,189	137,511	—	139,700

	(12,241)	20	36,074	1,199,747	—	1,223,600

Operating income (loss)	12,241	(20)	(35,306)	245,636	—	222,551
Other income (expense)
Interest expense, net	(52,174)	(31,520)	(276)	(47,506)	48,018	(83,458)
Interest income	7,395	44,256	52	6,164	(48,017)	9,850
Foreign currency transaction gains, net	—	—	—	28,406	—	28,406
Equity in income of affiliates	140,687	147,679	161,875	—	(450,241)	—
Other income (expense), net	—	—	3	(3,529)	(4)	(3,530)

	95,908	160,415	161,654	(16,465)	(450,244)	(48,732)

Income before income tax benefit (provision)	108,149	160,395	126,348	229,171	(450,244)	173,819
Income tax benefit (provision)	10,363	(3,862)	(2,326)	(67,299)	7,817	(55,307)

Net income	$118,512	$156,533	$124,022	$161,872	$(442,427)	$118,512

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$—	$1,142,458	$—	$1,142,458

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	42	478,473	—	478,515
Selling, general and administrative	—	—	35,157	328,747	—	363,904
Management fee and other	—	—	(21,927)	21,927	—	—
Depreciation and amortization	—	—	1,699	112,043	—	113,742

	—	—	14,971	941,190	—	956,161

Operating (loss) income	—	—	(14,971)	201,268	—	186,297
Other income (expense)
Interest expense, net	(23,363)	(10,111)	(216)	(42,315)	17,454	(58,551)
Interest income	168	—	17,292	3,320	(17,454)	3,326
Foreign currency transaction gains, net	—	—	—	45,094	—	45,094
Equity in income of affiliates	122,604	83,772	—	—	(206,376)	—
Other income (expense), net	237	—	(1,760)	213	—	(1,310)

	99,646	73,661	15,316	6,312	(206,376)	(11,441)

Income before income tax benefit (provision)	99,646	73,661	345	207,580	(206,376)	174,856
Income tax benefit (provision)	17,336	3,930	(6,232)	(71,762)	(1,146)	(57,874)

Net income (loss)	$116,982	$77,591	$(5,887)	$135,818	$(207,522)	$116,982

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$242,465	$391,047	$288,637	$421,343	$(1,101,027)	$242,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(357,939)	(391,047)	(276,942)	500,203	1,033,937	508,212

Net cash (used in) provided by operating activities	(115,474)	—	11,695	921,546	(67,090)	750,677
Cash flows from investing activities:
Capital expenditures	(25,831)	—	—	(480,554)	—	(506,385)
Proceeds from sales of short-term investments	50,000	—	—	965,759	—	1,015,759
Transfers to restricted cash	—	—	—	(98,298)	—	(98,298)
Transfers from restricted cash	—	—	—	94,756	—	94,756
Purchase of long-term and short-term investments	(680,921)	—	—	(906,322)	—	(1,587,243)
Intercompany borrowings	(33,285)	—	64,355	—	(31,070)	—
Other, net	(4,274)	—	—	(53,681)	4,274	(53,681)

Net cash (used in) provided by investing activities	(694,311)	—	64,355	(478,340)	(26,796)	(1,135,092)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	80,000	—	80,000
Repayments under syndicated loan facilities	—	—	—	(60,779)	—	(60,779)
Repayments under import financing	—	—	—	(66,540)	—	(66,540)
Purchases of convertible notes	(442,972)	—	—	—	—	(442,972)
Intercompany dividends	—	—	(67,090)	—	67,090	—
Other, net	40,522	—	(1,259)	(39,000)	26,796	27,059

Net cash used in financing activities	(402,450)	—	(68,349)	(86,319)	93,886	(463,232)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9,660	—	9,660

Net (decrease) increase in cash and cash equivalents	(1,212,235)	—	7,701	366,547	—	(837,987)
Cash and cash equivalents, beginning of period	1,702,191	28	—	801,845	—	2,504,064

Cash and cash equivalents, end of period	$489,956	$28	$7,701	$1,168,392	$—	$1,666,077

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$321,910	$224,285	$(37,857)	$400,663	$(587,091)	$321,910

Adjustments to reconcile net income (loss) to net cash provided by operating activities	(163,648)	(224,285)	37,857	137,769	436,454	224,147
Net cash provided by operating activities	158,262	—	—	538,432	(150,637)	546,057
Cash flows from investing activities:
Capital expenditures	(4,637)	—	—	(496,304)	—	(500,941)
Proceeds from sales of short-term investments	43,727	—	—	652,816	—	696,543
Purchases of short-term investments	—	—	—	(625,814)	—	(625,814)
Transfers to restricted cash	(3,611)	—	—	(49,344)	—	(52,955)
Intercompany borrowings	(157,058)	(762,476)	—	—	919,534	—
Other, net	—	—	—	(14,503)	—	(14,503)

Net cash used in investing activities	(121,579)	(762,476)	—	(533,149)	919,534	(497,670)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	762,522	—	—	—	762,522
Intercompany investments	762,476	—	—	157,058	(919,534)	—
Intercompany dividends	—	—	—	(150,637)	150,637	—
Other, net	1,438	(41)	—	(25,489)	—	(24,092)

Net cash flows provided by (used in) financing activities	763,914	762,481	—	(19,068)	(768,897)	738,430
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28,824)	—	(28,824)

Net increase (decrease) in cash and cash equivalents	800,597	5	—	(42,609)	—	757,993
Cash and cash equivalents, beginning of period	490,795	—	—	752,456	—	1,243,251

Cash and cash equivalents, end of period	$1,291,392	$5	$—	$709,847	$—	$2,001,244

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition as of September 30, 2010 and December 31, 2009 and our consolidated results of operations for the nine- and three-month periods ended September 30, 2010 and 2009; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K, as supplemented by our current report on Form 8-K filed on March 8, 2010, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.

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

On October 1, 2010, a subsidiary of Nextel Mexico was awarded a nationwide license relating to 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands following its successful participation in the auctions relating to that spectrum that were completed in July 2010. Nextel Mexico plans to use this spectrum to support the deployment of a third generation network based on wideband CDMA, or WCDMA, technology in Mexico and expects to begin launching this network in certain markets in Mexico within the next six months, with a more extensive launch within the next 12 to 18 months. Certain aspects of the auctions, including the processes used to adopt the rules applicable to the auctions, the terms of those rules, the implementation of the auction process, the grant of the spectrum license to Nextel Mexico and its right to use the spectrum, have been challenged in a number of legal and administrative proceedings brought primarily by our competitors in Mexico. While we believe that the auction rules were adopted consistent with applicable legal requirements in Mexico, the auction process was conducted properly and the licenses were awarded to Nextel Mexico in accordance with the auction rules, it is uncertain whether these proceedings will affect our ability to use the spectrum granted pursuant to those licenses. If these proceedings were to result in a loss of, or the imposition of a significant limitation on our ability to use, the spectrum awarded to Nextel Mexico, our plans to deploy the third generation network in Mexico could be adversely affected, which could have an adverse effect on our business.

On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa would have acquired up to a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. Pursuant to that agreement, the parties participated in the spectrum auctions in Mexico described above. On October 18, 2010, NII Holdings and Televisa announced that they mutually agreed to terminate this investment agreement. A subsidiary of Nextel Mexico continues to hold the spectrum license granted to it in connection with the spectrum auction.

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

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. In addition, we are in the process of developing a high performance push-to-talk service that utilizes WCDMA technology in an effort to continually provide differentiated service to our customers as we acquire spectrum rights and deploy WCDMA-based networks. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where we made significant additional investments in 2008, 2009 and into 2010 in order to expand our service areas, including expansion into the northeast region of the country, and to add more capacity to Nextel Brazil’s network to support its growth. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-

contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models.

Although Sprint Nextel is the largest customer of Motorola with respect to iDEN technology, Sprint Nextel has not participated in the development of new iDEN handsets and features in recent years, and there has been a decline in the number of handsets purchased by them. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. In October 2010, we extended the terms of the iDEN network infrastructure agreement with Motorola until December 31, 2014. The extension of this infrastructure agreement will not impact any handset pricing terms or commitments. In February 2010, Motorola announced plans to separate its mobile devices and home division into a separate public entity. In addition, in July 2010, Motorola announced that it had reached an agreement to sell certain of its operations relating to the manufacture of network equipment to Nokia Siemens Networks. Although Motorola has announced that the sale does not include its iDEN business, it is uncertain whether or to what extent the sale by Motorola of its other network equipment businesses could impact Motorola’s ability to support its iDEN business. Accordingly, while we cannot determine the impact of Motorola’s planned separation of the mobile devices business or the sale of its other network equipment businesses on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks, including evaluating the feasibility of expanding our offering of third generation voice and broadband data services in the future. This focus on offering innovative and differentiated services makes it important that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. In some cases, we will consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights.

Consistent with this strategy of pursuing new spectrum and technology opportunities, in July 2007, we participated in a spectrum auction and were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years. The license under which the spectrum rights were granted requires us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We have deployed a third generation network in Peru that utilizes WCDMA technology and will operate on this spectrum, and in the fourth quarter of 2009, we launched high speed wireless data services using air cards supported by our third generation network in Peru. In addition, in April 2010, we also launched voice services utilizing our third generation network in Peru. Similarly, in September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. In July 2010, we were awarded the rights to this spectrum. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile beginning in 2011. Finally, as discussed above, a subsidiary of Nextel Mexico was recently awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We intend to utilize this spectrum to develop and deploy a third generation network in Mexico.

We also plan to pursue future opportunities to acquire additional spectrum in our other markets, including through participating in the spectrum auctions that are expected to be conducted in Brazil and Argentina, to the extent new spectrum can be obtained at a reasonable cost with available financing and consistent with our overall technology strategy. We believe that the deployment of third generation networks using this spectrum will enable us to offer new and differentiated services to a larger base of potential customers.

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

Global Economic Environment.  During 2008 and continuing into 2009, the global economic environment was characterized by a significant decline in economic growth rates and a marked increase in the volatility of foreign currency exchange rates. The effects of these changes were particularly severe in our Latin American markets during the first half of 2009 when we experienced significant reductions in our operational performance due to the reduction in customer demand and in our reported financial results due to both the economic downturn and the substantial decline in local currency values relative to the U.S. dollar. During the second half of 2009 and through September 30, 2010, we have experienced stabilizing or improving economic conditions, as well as strengthening local currency exchange rates in some of our markets, but there is no assurance that these improvements will continue. Future declines in the economic growth rates and volatility of foreign currency exchange rates globally and in our markets could negatively impact our operations and our operating and financial results.

See “Forward Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for information on risks and uncertainties that could affect the above objectives.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of September 30, 2010 and December 31, 2009. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2009	2,987	2,483	1,030	842	44	7,386
Net subscriber additions	285	629	87	187	17	1,205

Handsets in commercial service — September 30, 2010	3,272	3,112	1,117	1,029	61	8,591

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2010 compared to those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the nine and three months ended September 30, 2010 and 2009. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Nine Months Ended September 30,
	2010	2009	Percent Change

Mexican peso	12.72	13.67	7%
Brazilian real	1.78	2.08	14%
Argentine peso	3.89	3.70	(5)%

	Three Months Ended September 30,
	2010	2009	Percent Change

Mexican peso	12.81	13.27	3%
Brazilian real	1.75	1.87	6%
Argentine peso	3.94	3.83	(3)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$3,857,743	95%	$2,980,833	94%	$876,910	29%
Digital handset and accessory revenues	223,475	5%	181,804	6%	41,671	23%

	4,081,218	100%	3,162,637	100%	918,581	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,090,671)	(27)%	(861,990)	(27)%	(228,681)	27%
Cost of digital handset and accessory sales	(541,729)	(13)%	(472,666)	(15)%	(69,063)	15%

	(1,632,400)	(40)%	(1,334,656)	(42)%	(297,744)	22%
Selling and marketing expenses	(485,369)	(12)%	(370,598)	(12)%	(114,771)	31%
General and administrative expenses	(911,627)	(22)%	(645,337)	(20)%	(266,290)	41%
Depreciation and amortization	(403,577)	(10)%	(310,391)	(10)%	(93,186)	30%

Operating income	648,245	16%	501,655	16%	146,590	29%
Interest expense, net	(262,458)	(6)%	(145,260)	(5)%	(117,198)	81%
Interest income	23,772	0%	19,748	1%	4,024	20%
Foreign currency transaction gains, net	27,354	0%	101,332	3%	(73,978)	(73)%
Other (expense) income, net	(11,393)	(0)%	4,258	0%	(15,651)	NM

Income before income tax provision	425,520	10%	481,733	15%	(56,213)	(12)%
Income tax provision	(183,055)	(4)%	(159,823)	(5)%	(23,232)	15%

Net income	$242,465	6%	$321,910	10%	$(79,445)	(25)%

Three Months Ended
Operating revenues
Service and other revenues	$1,359,441	94%	$1,078,386	94%	$281,055	26%
Digital handset and accessory revenues	86,710	6%	64,072	6%	22,638	35%

	1,446,151	100%	1,142,458	100%	303,693	27%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(394,795)	(27)%	(316,836)	(28)%	(77,959)	25%
Cost of digital handset and accessory sales	(186,793)	(13)%	(161,679)	(14)%	(25,114)	16%

	(581,588)	(40)%	(478,515)	(42)%	(103,073)	22%
Selling and marketing expenses	(169,555)	(12)%	(136,216)	(12)%	(33,339)	24%
General and administrative expenses	(332,757)	(23)%	(227,688)	(20)%	(105,069)	46%
Depreciation and amortization	(139,700)	(10)%	(113,742)	(10)%	(25,958)	23%

Operating income	222,551	15%	186,297	16%	36,254	19%
Interest expense, net	(83,458)	(6)%	(58,551)	(5)%	(24,907)	43%
Interest income	9,850	1%	3,326	0%	6,524	196%
Foreign currency transaction gains, net	28,406	2%	45,094	4%	(16,688)	(37)%
Other expense, net	(3,530)	(0)%	(1,310)	(0)%	(2,220)	169%

Income before income tax provision	173,819	12%	174,856	15%	(1,037)	(1)%
Income tax provision	(55,307)	(4)%	(57,874)	(5)%	2,567	(4)%

Net income	$118,512	8%	$116,982	10%	$1,530	1%

During the first nine months of 2010, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil and Mexico. We also experienced a lower consolidated customer turnover rate in the third quarter of 2010 compared to the third quarter of 2009, which resulted primarily from improving economic conditions, as well as the initiatives we implemented in 2009 to stabilize customer turnover rates in our markets.

We continued to invest in coverage expansion and network improvements during the first nine months of 2010, resulting in consolidated capital expenditures of $541.0 million, which represented a 3% decrease from the first nine months of 2009. The majority of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. Under our current business plan, we expect that the amounts invested in Brazil for the expansion of our network coverage and the improvement of our network quality and capacity will continue to represent the majority of our consolidated capital expenditure investments for the remainder of 2010 as we focus more resources on expansion in that market. In addition, our deployment of a third generation network in Peru has required and will continue to require significant additional capital expenditures as will our planned deployment of third generation networks in Mexico and Chile. We will also incur significant additional capital expenditures if we are awarded spectrum as a result of the auctions that are expected to take place in Brazil in late 2010 or early 2011 and in Argentina in 2011, and if we proceed with our plans to deploy third generation networks in those markets. Assuming we are successful in acquiring spectrum in these auctions, we will likely need to raise significant capital to fund these spectrum purchases and our plans to deploy third generation networks in those markets. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that the deployment of third generation networks in Mexico and Chile will enable us to offer new and differentiated services to a larger base of customers in these markets. However, we expect to incur significant expenses associated with the deployment phase of these networks in Mexico and Chile, particularly general and administrative and selling and marketing expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the nine and three months ended September 30, 2010 compared to the nine and three months ended September 30, 2009. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during the nine and three months ended September 30, 2010 compared to the same periods in 2009.

1.	Operating revenues

The $876.9 million, or 29%, and $281.1 million, or 26%, increases in consolidated service and other revenues from the nine and three months ended September 30, 2009 to the same periods in 2010 are primarily due to 21% and 22% increases in the average number of total digital handsets in service, which resulted from both the continued demand for our services and the balanced growth and expansion strategies in our markets. These increases were also the result of increases in consolidated average revenues per subscriber, primarily due to the appreciation in the average value of the Brazilian real.

2.	Cost of revenues

The $228.7 million, or 27%, and $78.0 million, or 25%, increases in consolidated cost of service from the nine and three months ended September 30, 2009 to the same periods in 2010 are principally a result of the following:

•	increases in consolidated interconnect costs, mostly in Brazil, resulting from increases in the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges; and

•	increases in consolidated service and repair costs, also primarily in Brazil, caused by increases in repair costs per subscriber related to a change in the mix of handsets in Brazil toward more mid and high tier handsets, as well as increases in the number of customers participating in the handset maintenance programs in our markets.

3.	Selling and marketing expenses

The $114.8 million, or 31%, and $33.3 million, or 24%, increases in consolidated selling and marketing expenses from the nine and three months ended September 30, 2009 to the same periods in 2010 are largely a result of the following:

•	increases in consolidated direct commissions and payroll expenses, mostly in Brazil, due to increases in gross subscriber additions by internal sales personnel, as well as increases in sales and marketing personnel;

•	increases in consolidated indirect commissions, primarily in Brazil and Mexico, due to increases in gross subscriber additions generated by external sales personnel in Brazil and higher commissions per gross subscriber addition in Mexico; and

•	increases in consolidated advertising costs, primarily in Brazil and Mexico, related to promotions for new rate plans that were launched during the first nine months of 2010.

4.	General and administrative expenses

The $266.3 million, or 41%, and $105.1 million, or 46%, increases in consolidated general and administrative expenses from the nine and three months ended September 30, 2009 to the same periods in 2010 are primarily due to the following:

•	increases in consolidated general corporate costs, principally related to increases in revenue-based taxes in Brazil and higher personnel and consulting costs in some of our markets, both of which are largely related to the commencement of some of our new technology initiatives; and

•	increases in consolidated customer care and billing operations expenses as a result of increases in customer care personnel necessary to support larger customer bases in our markets.

5.	Depreciation and amortization

The $93.2 million, or 30%, and $26.0 million, or 23%, increases in consolidated depreciation and amortization from the nine and three months ended September 30, 2009 to the same periods in 2010 are the result of more consolidated property, plant and equipment in service, which resulted from the continued expansion of the coverage and capacity of our networks, primarily in Brazil.

6.	Interest expense, net

The $117.2 million, or 81%, and $24.9 million, or 43%, increases in consolidated net interest expense from the nine and three months ended September 30, 2009 to the same periods in 2010 are largely the result of interest incurred in connection with the issuance of our 10.0% senior notes in August 2009 and our 8.875% senior notes in December 2009.

7.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $101.3 million and $45.1 million for the nine and three months ended September 30, 2009 are primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s net liabilities, primarily its syndicated loan facility.

8.	Income tax provision

The $23.2 million, or 15%, increase in the consolidated income tax provision from the nine months ended September 30, 2009 to the same period in 2010 is principally due to an increase in the income tax withholding on intercompany service fees and royalties implemented at the end of 2009, as well as an increase in the amount of foreign income subject to United States tax in 2010, partially offset by a reversal of income tax reserves for uncertain income tax positions in one of our markets.

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

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
			(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,494,008	96%	$1,328,714	96%	$165,294	12%
Digital handset and accessory revenues	69,643	4%	58,110	4%	11,533	20%

	1,563,651	100%	1,386,824	100%	176,827	13%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(269,874)	(17)%	(262,300)	(19)%	(7,574)	3%
Cost of digital handset and accessory sales	(303,934)	(20)%	(267,144)	(19)%	(36,790)	14%

	(573,808)	(37)%	(529,444)	(38)%	(44,364)	8%
Selling and marketing expenses	(199,434)	(12)%	(165,895)	(12)%	(33,539)	20%
General and administrative expenses	(218,432)	(14)%	(193,136)	(14)%	(25,296)	13%

Segment earnings	$571,977	37%	$498,349	36%	$73,628	15%

Three Months Ended
Operating revenues
Service and other revenues	$503,289	95%	$451,066	96%	$52,223	12%
Digital handset and accessory revenues	26,772	5%	19,775	4%	6,997	35%

	530,061	100%	470,841	100%	59,220	13%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(107,918)	(20)%	(90,170)	(19)%	(17,748)	20%
Cost of digital handset and accessory sales	(103,025)	(20)%	(87,913)	(19)%	(15,112)	17%

	(210,943)	(40)%	(178,083)	(38)%	(32,860)	18%
Selling and marketing expenses	(65,286)	(13)%	(59,775)	(13)%	(5,511)	9%
General and administrative expenses	(71,017)	(13)%	(61,551)	(13)%	(9,466)	15%

Segment earnings	$182,815	34%	$171,432	36%	$11,383	7%

Nextel Mexico comprised 38% of our consolidated operating revenues and generated a 37% segment earnings margin for the first nine months of 2010, which is slightly higher than the margin reported for the first nine months of 2009. Nextel Mexico’s segment earnings for the nine months ended September 30, 2010 include a $22.4 million refund of excess fees paid for spectrum use while Nextel Mexico’s applications to renew some of its spectrum licenses were pending. With the grant of these renewals, Nextel Mexico’s licenses became subject to a new reduced fee structure, which resulted in the receipt of this refund in the second quarter of 2010. Nextel Mexico has obtained renewals on 19 spectrum licenses, and renewals on 12 additional licenses are pending. Although Nextel Mexico expects that these renewals will be granted, there is no guarantee that such renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business. During the third quarter of 2010, Nextel Mexico’s results of operations also reflected slightly lower average revenues per subscriber compared to the third quarter of 2009 primarily caused by the implementation of lower cost rate plans in response to the competitive environment in Mexico, partially offset by the appreciation in the average value of the peso relative to the U.S. dollar and the overall improvement in Mexico’s economy.

The average value of the Mexican peso for the nine and three months ended September 30, 2010 appreciated relative to the U.S. dollar by 7% and 3%, respectively, compared to the average rate that prevailed during the same periods in 2009. As a result, the components of Nextel Mexico’s results of operations for the nine and three months ended September 30, 2010 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Beginning in 2007, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during the first nine months of 2010. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns and offering both handsets and more competitive and controlled rate plans to new and existing customers. These competitive rate plans are designed to encourage increased usage of the Direct Connect feature, but have resulted in slightly lower average revenues per subscriber. In order to continue to expand and improve its customer base, beginning in 2009, Nextel Mexico implemented more stringent credit requirements for new customers. If these efforts prove unsuccessful, gross subscriber additions in Mexico could be adversely affected in future periods.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $81.9 million for the first nine months of 2010, which represents 15% of our consolidated total capital expenditures for the nine months ended September 30, 2010 and which increased slightly compared to the same period in 2009. As a result of the recent spectrum auctions in Mexico, a subsidiary of Nextel Mexico was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands and a regional license for 10 MHz of spectrum in the 1.9 GHz band that covers Monterrey. We intend to utilize this spectrum to develop and deploy a third generation network in Mexico, and we expect to begin launching this third generation network in certain markets in Mexico within the next six months, with a more extensive launch within the next 12 to 18 months. Development and deployment of a third generation network in Mexico will require significant investments in capital expenditures in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that the deployment of a third generation network in Mexico will enable us to offer new and differentiated services to a larger base of customers in this market. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Nextel Mexico’s segment earnings increased $73.6 million, or 15%, and $11.4 million, or 7%, from the nine and three months ended September 30, 2009 to the same periods in 2010 as a result of the following:

1.	Operating revenues

The $165.3 million, or 12%, and $52.2 million, or 12%, increases in service and other revenues from the nine and three months ended September 30, 2009 to the same periods in 2010 are primarily due to increases in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico’s existing markets and the general improvement in Mexico’s economy, partially offset by a slight decrease in average revenues per subscriber.

2.	Cost of revenues

The $7.6 million, or 3%, and $17.7 million, or 20%, increases in cost of service from the nine and three months ended September 30, 2009 to the same periods in 2010 are largely due to increases in the proportion of mobile-to-mobile minutes of use, which generally have a higher cost per minute, partially offset by a $22.4 million refund of excess fees paid for spectrum use while Nextel Mexico’s applications to renew some of its spectrum licenses were pending, which affected the nine-month increase.

The $36.8 million, or 14%, and $15.1 million, or 17%, increases in cost of digital handset and accessory revenues from the nine and three months ended September 30, 2009 to the same periods in 2010 are largely due to increases in handset upgrades for existing subscribers, and, to a lesser extent, increases in handset sales to new subscribers.

3.	Selling and marketing expenses

The $33.5 million, or 20%, and $5.5 million, or 9%, increases in selling and marketing expenses from the nine and three months ended September 30, 2009 to the same periods in 2010 are principally the result of the following:

•	increases in indirect commissions per gross subscriber addition resulting from fewer charge-backs in 2010 compared to 2009, as well as higher commissions targets paid to obtain higher value customers, and

•	increases in advertising expenses resulting from World Cup advertising campaigns, the launch of new rate plans in 2010 and the sponsorship and promotion of several events.

4.	General and administrative expenses

The $25.3 million, or 13%, and $9.5 million, or 15%, increases in general and administrative expenses from the nine and three months ended September 30, 2009 to the same periods in 2010 are primarily due to the recognition of revenue-based taxes beginning in January 2010, partially offset by decreases in bad debt expense related to the overall improvement in the Mexican economy, the launch of new control rate plans and the implementation of more stringent credit requirements for new customers.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,766,464	95%	$1,103,382	94%	$663,082	60%
Digital handset and accessory revenues	97,430	5%	76,382	6%	21,048	28%

	1,863,894	100%	1,179,764	100%	684,130	58%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(606,077)	(33)%	(400,247)	(34)%	(205,830)	51%
Cost of digital handset and accessory sales	(132,268)	(7)%	(113,556)	(10)%	(18,712)	16%

	(738,345)	(40)%	(513,803)	(44)%	(224,542)	44%
Selling and marketing expenses	(196,184)	(11)%	(132,855)	(11)%	(63,329)	48%
General and administrative expenses	(364,238)	(19)%	(211,747)	(18)%	(152,491)	72%

Segment earnings	$565,127	30%	$321,359	27%	$243,768	76%

Three Months Ended
Operating revenues
Service and other revenues	$650,031	94%	$445,884	94%	$204,147	46%
Digital handset and accessory revenues	39,497	6%	27,386	6%	12,111	44%

	689,528	100%	473,270	100%	216,258	46%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(215,355)	(31)%	(160,404)	(34)%	(54,951)	34%
Cost of digital handset and accessory sales	(46,224)	(7)%	(39,816)	(8)%	(6,408)	16%

	(261,579)	(38)%	(200,220)	(42)%	(61,359)	31%
Selling and marketing expenses	(72,379)	(11)%	(50,499)	(11)%	(21,880)	43%
General and administrative expenses	(140,843)	(20)%	(84,635)	(18)%	(56,208)	66%

Segment earnings	$214,727	31%	$137,916	29%	$76,811	56%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 46% of consolidated operating revenues for the nine months ended September 30, 2010 compared to 37% in the same period during 2009. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services. Consistent with the expansion plans that we announced in 2007 and 2008, we continued to invest in Brazil throughout the first nine months of 2010 in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. As a result, Nextel Brazil’s capital expenditures represented 53% of consolidated total capital expenditures for the first nine months of 2010. We believe that Nextel Brazil’s quality improvements and network expansion are contributing factors to its low customer turnover rate and increased subscriber growth.

The average values of the Brazilian real for the nine and three months ended September 30, 2010 appreciated relative to the U.S. dollar by 14% and 6% from the nine and three months ended September 30, 2009. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2010, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses in our results than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil’s segment earnings increased $243.8 million, or 76%, and $76.8 million, or 56%, from the nine and three months ended September 30, 2009 to the same periods in 2010 as a result of the following:

1.  Operating revenues

The $663.1 million, or 60%, and $204.1 million, or 46%, increase in service and other revenues from the nine and three months ended September 30, 2009 to the same periods in 2010 are a result of increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into newer markets, as well as increases in average revenues per subscriber, primarily resulting from the appreciation of the real.

2.  Cost of revenues

The $205.8 million, or 51%, and $55.0 million, or 34%, increases in cost of service from the nine and three months ended September 30, 2009 to the same periods in 2010 are primarily due to the following:

•	increases in interconnect costs due to increases in interconnect minutes of use for calls that terminate on other carriers’ networks;

•	increases in service and repair costs due to increases in the number of customers participating in Nextel Brazil’s handset maintenance program, as well as increases in repair costs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets; and

•	increases in direct switch and transmitter and receiver site costs from the nine and three months ended September 30, 2009 to the same periods in 2010 due to a 16% increase in the number of cell sites in service in Brazil from September 30, 2009 to September 30, 2010.

3.	Selling and marketing expenses

The $63.3 million, or 48%, and $21.9 million, or 43%, increases in selling and marketing expenses from the nine and three months ended September 30, 2009 to the same periods in 2010 are due primarily to the following:

•	increases in direct commissions and payroll expenses due to increases in new handset sales by internal sales personnel and increases in selling and marketing personnel necessary to support Nextel Brazil’s growing subscriber base;

•	increases in indirect commissions due to increases in new handset sales made by indirect dealers; and

•	increases in advertising expenses as a result of more television advertising campaigns during the first nine months of 2010.

4.	General and administrative expenses

The $152.5 million, or 72%, and $56.2 million, or 66%, increases in general and administrative expenses from the nine and three months ended September 30, 2009 to the same periods in 2010 are due to the following:

•	increases in other general corporate costs due to increases in revenue-based taxes and increases in general and administrative personnel; and

•	increases in customer care and billing operations costs due to increases in customer care personnel.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
			(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$376,572	92%	$361,540	93%	$15,032	4%
Digital handset and accessory revenues	34,310	8%	27,300	7%	7,010	26%

	410,882	100%	388,840	100%	22,042	6%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(131,645)	(32)%	(129,776)	(34)%	(1,869)	1%
Cost of digital handset and accessory sales	(56,586)	(14)%	(47,431)	(12)%	(9,155)	19%

	(188,231)	(46)%	(177,207)	(46)%	(11,024)	6%
Selling and marketing expenses	(36,259)	(9)%	(31,744)	(8)%	(4,515)	14%
General and administrative expenses	(79,442)	(19)%	(61,883)	(16)%	(17,559)	28%

Segment earnings	$106,950	26%	$118,006	30%	$(11,056)	(9)%

Three Months Ended
Operating revenues
Service and other revenues	$128,856	91%	$117,958	92%	$10,898	9%
Digital handset and accessory revenues	13,104	9%	9,999	8%	3,105	31%

	141,960	100%	127,957	100%	14,003	11%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(44,052)	(31)%	(41,981)	(33)%	(2,071)	5%
Cost of digital handset and accessory sales	(20,408)	(14)%	(18,410)	(14)%	(1,998)	11%

	(64,460)	(45)%	(60,391)	(47)%	(4,069)	7%
Selling and marketing expenses	(12,925)	(9)%	(11,563)	(9)%	(1,362)	12%
General and administrative expenses	(26,198)	(19)%	(21,318)	(17)%	(4,880)	23%

Segment earnings	$38,377	27%	$34,685	27%	$3,692	11%

Over the course of the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos, including personnel costs in particular. If the higher inflation rates in Argentina continue, Nextel Argentina’s results of operations may be adversely affected.

The average values of the Argentine peso for the nine and three months ended September 30, 2010 depreciated relative to the U.S. dollar by 5% and 3% from the nine and three months ended September 30, 2009. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2010 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Segment earnings decreased 9% from the nine months ended September 30, 2009 to the same period in 2010 primarily due to a 4% increase in service and other revenues and a 28% increase in general and administrative expenses. In the second quarter of 2009, Argentina received a turnover tax refund from the city of Buenos Aires, which benefited general and administrative expenses in that quarter. The increase in general and administrative expenses for the nine months ended September 30, 2010 primarily reflects the impact of the turnover tax refund received in the second quarter of 2009, as well as increases in salaries and other employee benefits.

The change in Nextel Argentina’s cost of revenues and selling and marketing expenses as a percentage of its operating revenues, from the nine and three months ended September 30, 2009 to the same periods in 2010 were immaterial.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
			(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$206,198	90%	$178,287	90%	$27,911	16%
Digital handset and accessory revenues	22,006	10%	19,948	10%	2,058	10%

	228,204	100%	198,235	100%	29,969	15%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(74,512)	(32)%	(64,533)	(33)%	(9,979)	15%
Cost of digital handset and accessory sales	(44,988)	(20)%	(41,887)	(21)%	(3,101)	7%

	(119,500)	(52)%	(106,420)	(54)%	(13,080)	12%
Selling and marketing expenses	(37,258)	(17)%	(27,591)	(14)%	(9,667)	35%
General and administrative expenses	(50,840)	(22)%	(44,609)	(22)%	(6,231)	14%

Segment earnings	$20,606	9%	$19,615	10%	$991	5%

Three Months Ended
Operating revenues
Service and other revenues	$71,696	91%	$59,947	90%	$11,749	20%
Digital handset and accessory revenues	7,311	9%	6,876	10%	435	6%

	79,007	100%	66,823	100%	12,184	18%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(24,423)	(31)%	(22,182)	(33)%	(2,241)	10%
Cost of digital handset and accessory sales	(15,199)	(19)%	(14,550)	(22)%	(649)	4%

	(39,622)	(50)%	(36,732)	(55)%	(2,890)	8%
Selling and marketing expenses	(12,351)	(16)%	(9,764)	(15)%	(2,587)	26%
General and administrative expenses	(16,670)	(21)%	(15,976)	(24)%	(694)	4%

Segment earnings	$10,364	13%	$4,351	6%	$6,013	138%

In December 2009, we launched a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. We continue to develop and deploy transmitter and receiver sites in conjunction with the continued build-out of this network, and in April 2010, we launched voice service on this network. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru. We expect to continue to incur significant expenses associated with the deployment phase of this third generation network in Peru, particularly general and administrative and selling and marketing expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Segment earnings for the nine months ended September 30, 2010 did not change significantly from the nine months ended September 30, 2009. Segment earnings increased 138% from the three months ended September 30, 2009 to the same period in 2010 primarily as a result of a 20% increase in service and other revenues largely attributable to a 29% increase in average digital subscribers, partially offset by a decrease in average revenue per subscriber.

The change in Nextel Peru’s cost of revenues, selling and marketing expenses, and the change in Nextel Peru’s general and administrative expenses as a percentage of its operating revenues, from the three months ended September 30, 2009 to the same period in 2010 were immaterial.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous
	2010	Revenues	2009	Revenues	Dollars	Percent
			(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$16,998	99%	$9,712	99%	$7,286	75%
Digital handset and accessory revenues	86	1%	64	1%	22	34%

	17,084	100%	9,776	100%	7,308	75%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(9,525)	(56)%	(5,936)	(61)%	(3,589)	60%
Cost of digital handset and accessory sales	(3,953)	(23)%	(2,648)	(27)%	(1,305)	49%

	(13,478)	(79)%	(8,584)	(88)%	(4,894)	57%
Selling and marketing expenses	(16,234)	(95)%	(12,513)	(128)%	(3,721)	30%
General and administrative expenses	(200,210)	NM	(133,962)	NM	(66,248)	49%

Segment losses	$(212,838)	NM	$(145,283)	NM	$(67,555)	46%

Three Months Ended
Operating revenues
Service and other revenues	$6,651	100%	$3,744	99%	$2,907	78%
Digital handset and accessory revenues	26	0%	36	1%	(10)	(28)%

	6,677	100%	3,780	100%	2,897	77%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(3,362)	(50)%	(2,312)	(61)%	(1,050)	45%
Cost of digital handset and accessory sales	(1,937)	(29)%	(990)	(26)%	(947)	96%

	(5,299)	(79)%	(3,302)	(87)%	(1,997)	60%
Selling and marketing expenses	(6,614)	(99)%	(4,615)	(122)%	(1,999)	43%
General and administrative expenses	(78,796)	NM	(44,208)	NM	(34,588)	78%

Segment losses	$(84,032)	NM	$(48,345)	NM	$(35,687)	74%

NM-Not Meaningful

For the nine and three months ended September 30, 2010 and 2009, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. In September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. In July 2010, we were awarded the rights to this spectrum. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. Deployment and expansion of this third generation network in Chile resulted in capital expenditures totaling $51.4 million for the first nine months of 2010, which represents 10% of our consolidated total capital expenditures for the nine months ended September 30, 2010. Deployment of our third generation network and other planned network expansions in Chile will require significant investments in capital expenditures in Chile over the next several years.

Segment losses increased from the nine and three months ended September 30, 2009 to the same periods in 2010 primarily due to increases in general and administrative expenses resulting from increases in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology initiatives. We expect that our general and administrative expenses will continue to increase along with other operating expenses as we continue with our expansion plans in Chile and our new technology initiatives in Chile and in some of our other markets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of September 30, 2010, we had working capital, which is defined as total current assets less total current liabilities, of $2,143.9 million, a $117.5 million decrease compared to working capital of $2,261.4 million as of December 31, 2009. The decrease in working capital was primarily a result of the reclassification of the outstanding amount due in June 2011 under Nextel Mexico’s syndicated loan facility as a current portion of long-term debt. Our working capital includes $1,666.1 million in cash and cash equivalents as of September 30, 2010, of which about $311.2 million was held in currencies other than U.S. dollars with 82% of that amount held in Mexican pesos, and $559.1 million of short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in money market funds and U.S. treasury securities, and our cash and cash equivalents held in local currencies are typically maintained in a combination of money market funds, U.S. treasury securities, highly liquid overnight securities and fixed income investment funds.

We recognized net income of $242.5 million and $118.5 million for the nine and three months ended September 30, 2010, respectively, compared to $321.9 million and $117.0 million for the nine and three months ended September 30, 2009, respectively. During the nine months ended September 30, 2010 and 2009, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Our long-term business strategy contemplates the ongoing expansion of the coverage and capacity of our iDEN networks and the deployment of new third generation networks in markets where we have acquired spectrum rights that support that technology. Consistent with this strategy, we have expanded substantially the coverage of our iDEN network in Brazil, have made significant capital investments to enhance the quality and capacity of our iDEN networks in all of our markets, have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying a similar network in Chile. In addition, as discussed in more detail above, a subsidiary of Nextel Mexico was recently awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands that will support our planned deployment of a new third generation network in Mexico. We believe our current cash and investment balances and anticipated future cash flows will be adequate to meet our funding needs to support our current business plan, which contemplates the deployment of third generation networks in Mexico, Peru and Chile. However, we are evaluating various financing alternatives that could be used to provide funding to support both our current business plan and our plans to acquire spectrum and deploy new third generation networks in our other markets such as Brazil and Argentina. If we acquire spectrum in connection with the upcoming auctions that are expected to occur in Brazil and Argentina, we will likely need to raise further funding for the acquisition of this spectrum and to build the related third generation networks consistent with applicable regulatory requirements and our business strategy.

Cash Flows

	Nine Months Ended
	September 30,
	2010	2009	Change
		(in thousands)

Cash and cash equivalents, beginning of period	$2,504,064	$1,243,251	$1,260,813
Net cash provided by operating activities	750,677	546,057	204,620
Net cash used in investing activities	(1,135,092)	(497,670)	(637,422)
Net cash (used in) provided by financing activities	(463,232)	738,430	(1,201,662)
Effect of exchange rate changes on cash and cash equivalents	9,660	(28,824)	38,484

Cash and cash equivalents, end of period	$1,666,077	$2,001,244	$(335,167)

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $750.7 million of cash during the nine months ended September 30, 2010, a $204.6 million, or 37%, increase from the nine months ended September 30, 2009, primarily due to higher operating income resulting from our profitable growth strategy.

We used $1,135.1 million of cash in our investing activities during the nine months ended September 30, 2010, a $637.4 million increase in cash used from the nine months ended September 30, 2009, primarily due to the purchase of $1,587.2 in long-term and short-term investments during the nine months ended September 30, 2010.

We used $463.2 million of cash in our financing activities during the nine months ended September 30, 2010, primarily due to $443.0 million in purchases of our 3.125% convertible notes and our 2.75% convertible notes, as well as repayments of our short-term borrowings in Brazil, partially offset by $80.0 million in borrowings under Nextel Peru’s syndicated loan facility and borrowings under our short-term financings in Brazil. Our financing activities provided us with $738.4 million during the nine months ended September 30, 2009 primarily due to cash we received in connection with the issuance of our 10.0% senior notes.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources consist of funds that are available to us from a number of sources and are affected by a variety of factors, including amounts of our existing cash and cash equivalents balances, the value of our short-term and long-term investments, the extent of cash flows generated by our operating companies and the availability of funding from external financial sources. The availability of funding from external sources, including the availability of funding from vendor financing, other debt financings or equity issuances can be affected by a number of factors, including capital market conditions.

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of third generation networks in Mexico, Peru and Chile;

•	future spectrum purchases;

•	operating expenses and capital expenditures related to the deployment of third generation networks in our other markets where we are successful in acquiring spectrum;

•	debt service requirements, including significant upcoming maturities in the next two years, and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, other than in Mexico, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments or vendor financing.

During the nine and three months ended September 30, 2010, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $541.0 million for the nine months ended September 30, 2010 and $559.7 million for the nine months ended September 30, 2009. In both years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our network in Brazil. We expect to continue to focus our capital spending in this market in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage.

Our business strategy contemplates the ongoing expansion of the coverage and capacity of our iDEN networks and the deployment of new third generation networks in markets where we have acquired spectrum rights that support that technology. Consistent with this strategy, we have made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. We also have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying a similar network in Chile. In addition, a subsidiary of Nextel Mexico was recently awarded a nationwide spectrum license in Mexico, and we plan to participate in the spectrum auctions that are expected to be conducted in Brazil and Argentina. We intend to develop and deploy a third generation network in Mexico, and if we are successful in acquiring spectrum in the auctions in Brazil and Argentina, we plan to deploy third generation networks in those markets consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum in these auctions and deployment of new third generation networks across our markets would result in a significant increase in our capital expenditures in the applicable markets although the amount and timing of those additional capital expenditures is dependent on, among other things, the timing of the auctions and the grant of the licenses relating to spectrum won in those auctions, and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments and proceeds from external financing sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional equity or other funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•	the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the extent to which we must add capacity to our networks to meet the demand of our growing customer base;

•	the amount we spend to deploy the third generation networks in Mexico, Peru and Chile;

•	the costs we incur in connection with future spectrum acquisitions and the development and deployment of any third generation networks in our other markets; and

•	the costs we incur in connection with non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices, as well as the acquisition of spectrum relating to, and the deployment of, next generation networks in markets other than Mexico, Peru and Chile, among other things.

Future Outlook.  We believe that our current business plans, which contemplate expansion of the coverage and capacity of our iDEN networks across our markets, and the construction of third generation networks in Mexico, Peru and Chile, do not require us to raise additional external funding to enable us to operate and grow our business while servicing our debt obligations and that our current working capital and anticipated cash flows will be adequate to meet our cash needs to support our existing business plans.

However, we are evaluating various financing alternatives to support our existing business plans. Our funding needs could be significantly affected if we are successful in future auctions of spectrum rights that are expected to be conducted in Brazil and Argentina and we pursue our plans to deploy third generation networks in those markets. These plans in Brazil and Argentina, which are consistent with our business strategy of providing differentiated services to our customers, would likely require us to obtain additional funding to purchase spectrum rights and deploy the third generation networks consistent with our plans and the applicable regulatory requirements, particularly if we are pursuing those plans in Brazil. The amounts and timing of those additional funding requirements, which could be significant, would be affected by, among other things:

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

Our funding needs will also be affected by the need to repay or refinance our existing indebtedness, including the $1.1 billion principal amount of our 3.125% convertible notes that mature in June 2012.

We will continue to assess opportunities to obtain additional funding that could be used, among other purposes, to meet those requirements, to refinance our existing obligations or to meet the funding needs of our business plans. The indebtedness that we may incur in 2010 and in subsequent years in order to fund our business plans and for refinancing may be significant. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K.

In making this assessment of our funding needs under our current plans and under our plans that contemplate the acquisition of spectrum and the deployment of third generation networks, we have considered:

•	cash and cash equivalents on hand and short- and long-term investments available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the third generation networks that utilize the spectrum we acquired in Mexico, Peru and Chile;

•	our expectation of the values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service, which includes significant maturities in the next several years; and

•	income taxes.

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

Market conditions in debt and equity markets in the United States and global markets during 2008 and 2009 resulted in a substantial decline in the amount of funding available to corporate borrowers compared to prior periods as the global economic downturn affected both the availability and terms of financing. Since that time, available funding for corporate borrowers has been and continues to be both more costly and provided on terms that are less favorable to borrowers than were previously available. Although conditions in the debt and equity markets in the United States improved in the second half of 2009 and through September 30, 2010, volatility in those markets could make it more difficult or more costly for us to raise additional capital in order to meet our cash needs that result from the factors identified above including those that may result from our acquisition of spectrum and deployment of third generation networks, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. — Risk Factors — 3. Our funding needs and debt service requirements could make us more dependent on external financing. If we are unable to obtain financing, our business may be adversely affected.” and “— 4. Our current and future debt may limit our flexibility and increase our risk of default.” in our annual report on Form 10-K.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain customers;

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign currency exchange rate volatility in our markets when compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally and the costs and/or potential customer impacts of compliance with regulatory mandates;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	unexpected results of litigation;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, including in Part I, Item 1A. “Risk Factors,” of our annual report on Form 10-K.

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

During the nine and three months ended September 30, 2010, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2009.

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

As of September 30, 2010, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were not effective for the reason described in the following paragraph.

As of September 30, 2010, our wholly owned subsidiary, Nextel Brazil, recorded $27.6 million in revenue-based tax credits that were reflected in the press release that was issued on October 28, 2010 and included as an exhibit to our Current Report on Form 8-K filed with the Commission on October 28, 2010 (the “October 28 Press Release”). During the course of our internal review process in connection with the preparation of this Quarterly Report on Form 10-Q, we identified certain errors in our calculation of those revenue-based tax credits and determined that at this time we do not have the documentation required to support the recognition of those revenue-based tax credits. Accordingly, we have eliminated the impact of these revenue-based tax credits in the financial statements and related disclosures included in this Form 10-Q. We have concluded that the error in the October 28 Press Release represents a material weakness solely with regard to the recognition of these Brazil tax credits. Management is in the process of implementing measures to remediate the control failure which include adding additional review procedures with regard to significant nonrecurring transactions in Brazil.

Changes in Internal Control over Financial Reporting

Except for the impact of the material weakness described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 4 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 25, 2010.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.**

**	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TERESA S. GENDRON
Teresa S. Gendron
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: November 9, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101**	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

**	Submitted electronically herewith.