Form 10-K
period 2010-12-31
NII HOLDINGS INC
filed 2011-02-24
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010: $5,460,841,944

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 18, 2011

Common Stock, $0.001 par value per share	169,719,080

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our planned third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.

We provide our services under the Nexteltm brand through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities, which we refer to as major business centers, where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer. Our planned third generation networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses.

Our current networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on the 800 MHz spectrum holdings in all of our markets. Our existing third generation network in Peru utilizes, and our planned third generation networks in Brazil, Mexico and Chile will utilize, WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices.

The services we offer include:

•	mobile telephone service;

•	mobile broadband services in markets where we have deployed third generation networks;

•	Nextel Direct Connect® service, which allows subscribers who use our iDEN network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, which allows subscribers who use our iDEN network to communicate instantly across national borders with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS Corporation subscribers using compatible handsets in Canada;

•	data services, including text messaging services, mobile internet services, e-mail services, an Android-based open operating system, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

We plan to offer similar and additional data services and applications on our planned third generation networks. We currently provide services on iDEN networks in the three largest metropolitan areas in each of Mexico, Brazil, Argentina, Peru and Chile, as well as in various other cities in each of these countries. In addition, we also provide services on WCDMA networks in various metropolitan areas in Peru.

As illustrated in the table below, as of December 31, 2010, our operating companies had a total of about 9.03 million handsets in commercial service, an increase of 1.64 million from the 7.39 million handsets in commercial service as of December 31, 2009. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on our mobile networks in each of the listed countries.

	Handsets
	in Commercial
	Service
	As of December 31,
Country	2010	2009
	(in thousands)

Brazil	3,319	2,483
Mexico	3,361	2,987
Argentina	1,154	1,030
Peru(1)	1,128	841
Chile	65	44

Total	9,027	7,385

(1)	Includes subscribers using both our iDEN and third generation networks.

We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico. We expect to begin providing third generation service offerings across Chile and in certain markets in Mexico in 2011, and we plan to begin providing third generation services in Brazil in 2012.

Strategy

Our goal is to generate increased revenues and grow our subscriber base in our Latin American markets by providing differentiated wireless communications services that are valued by our customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including targeting high value customers, providing differentiated services and delivering superior customer service. We will also achieve this goal by offering new and expanded products and services supported by our existing and planned third generation networks and by expanding our distribution channels by opening new, more cost effective points of sales and service.

We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless subscribers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of balancing growth and profitability regardless of the competitive landscape. We may also explore opportunities to expand our network coverage in areas that we do not currently serve.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets and other devices offered, speed of data access and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically. To address the competitive pressures we face in some of our markets, we have:

•	acquired or participated in auctions to acquire additional spectrum in some of our markets and have deployed, or begun work on the development and deployment of, third generation networks that will allow us to provide new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services;

•	launched commercial campaigns offering handsets to new and existing customers at a lower cost and offering service plans with prices and terms that are more competitive;

•	implemented customer retention programs that are focused on our high value customers; and

•	worked with Motorola to develop new handset models and features supported by our iDEN network.

Our overall strategy and the competitive conditions in the markets where we operate require that we have sufficient radio spectrum in the geographic areas in which we operate to support the services that we currently offer and may offer in the future. To enhance our current service offerings, we are launching third generation networks utilizing WCMDA technology in most of our markets. Third generation technologies provide new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to second generation and other previous generation technologies. We expect that although we will continue to focus on our current high value subscriber base, the introduction of new handsets, service offerings and pricing plans made possible by a third generation network may enable us to further expand our customer base.

The following chart details our current material third generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage

Brazil	1.9 GHz/2.1 GHz(1)	20 MHz in 11 of 13 regions (includes all major metropolitan areas)(1)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide

(1)	Pending anticipated award of spectrum in early 2011.

We expect to pursue opportunities to acquire additional third generation spectrum in the future, including through our participation in the spectrum auction that is expected to be conducted in Argentina. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of an alternative technology.

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

1. Nextel Direct Connect®.  One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. The Nextel Direct Connect feature gives customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly. This unique service is enhanced by our International Direct Connect service, which allows our subscribers to communicate instantly across national borders. In addition, our agreement with Sprint Nextel Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in the United States, and our agreement with TELUS Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in Canada. Likewise, our agreement with Intelfon allows our subscribers to communicate with subscribers using compatible handsets in El Salvador.

In some of our markets, we also offer services that provide our customers with instant communication capabilities in a variety of other ways, including a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature, Direct Talktm, a service available on certain handsets that enables off-network walkie-talkie communication, and Desktop Dispatch, a service that allows users to send Direct Connect messages between Nextel handsets and any internet connected personal computer. In addition, we are working with equipment suppliers to develop a future high performance push-to-talk service utilizing WCDMA technology with performance characteristics that are similar to those provided by our current Direct Connect service, and we have been successfully testing this high performance push-to-talk technology in field trials in Peru.

Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Nextel Direct Connect, we do not believe that the services that have been deployed by our competitors to date compare favorably with our service in terms of latency, quality, reliability or ease of use.

2. Wireless Data Solutions and Mobile Internet Access.  We offer a variety of wireless data solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote e-mail access and mobile messaging services using two-way text and multimedia communication capabilities and location based services from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real time, locate handsets using Assisted Global Positioning system, or A-GPS, technology. Our wireless business services are backed by customer support teams that help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through mobile Internet access, which combines the vast resources of the Internet with convenient mobile content services. We also offer a range of messaging services, including email, that are available using our BlackBerry devices, SMS and multimedia messaging, or MMS, as well as additional mobile data communications services, including the recent launch of high speed wireless data services in Peru that are supported by data air cards utilizing our third generation network there.

We also offer Internet Nextel® in Peru, a mobile broadband service that utilizes our third generation network to provide high-speed internet access via portable modems. We provide several Internet Nextel® service plans that provide connection speeds ranging from 512 Kbps to 1.5 Mbps. Subscribers can connect to our Internet Nextel services on a variety of devices including laptops, netbooks and desktop computers.

3. International Roaming Services.  In addition to offering subscribers the ability to roam in areas in other countries served by our operating companies’ iDEN networks and those operated by Sprint Nextel in the United

States, TELUS in Canada and Intelfon in El Salvador, we offer a handset that is capable of roaming on networks in other countries that operate using the global system for mobile communications, or GSM, standard. The availability of these services is subject to reaching agreements with the operators of those networks. Our customers can roam in about 70 countries in the world. We market these roaming capabilities as “Roaming International” and/or “Nextel Worldwidesm” services.

With the deployment of our third generation network in Peru and our expected deployment of similar networks in our other markets, we plan to enter into roaming arrangements with operators of WCDMA networks to allow our customers using services supported by our WCDMA networks to roam in countries around the world. The availability of these roaming services, which are expected to be more broadly available than iDEN roaming due to the wider adoption of the WCDMA technology, is subject to reaching agreements with the operators of those networks.

Our Networks and Wireless Technologies

Our existing and planned networks use two network technologies. In each of our markets, we currently offer services supported by networks that utilize the iDEN technology developed and designed by Motorola, which is a digital technology that is able to operate on non-contiguous spectrum frequencies, and which previously were usable only for two-way radio calls. The iDEN technology substantially increases the capacity of our existing spectrum channels and permits us to utilize our current holdings of specialized mobile radio, or SMR, spectrum more efficiently. This increase in capacity is accomplished in two ways:

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

Motorola provides the iDEN infrastructure equipment and handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long term improvements to our networks. We expect Motorola to continue to be our sole source supplier of iDEN network infrastructure equipment and most of our iDEN handsets with the exception of BlackBerry® devices, which are manufactured by Research in Motion Limited, or RIM, and other specialized devices, and we expect to continue to rely on Motorola to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our iDEN networks. Motorola also provides integration services in connection with the deployment of our iDEN network elements. See “Item 1A. — Risk Factors — 7. Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.”

We also currently offer services supported by a network that utilizes WCDMA technology in Peru. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to second generation and other previous generation technologies. In addition, we have recently been awarded spectrum licenses in Chile and Mexico and expect to be awarded spectrum licenses as a result of our successful participation in a recent auction in Brazil that we intend to use to support our planned third generation networks in those countries that will also utilize WCDMA technology. During 2011, we will continue to develop, build and enhance our WCDMA networks with significant WCDMA network deployments expected in

Chile, Mexico and Brazil. As a result, we expect that capital expenditures related to the deployment of our WCDMA networks will be at substantially higher levels in 2011 compared to 2010.

Network Implementation, Design and Construction

When we deploy our third generation networks, we seek to maximize our capital efficiencies by installing our third generation network sites on pre-existing iDEN towers when feasible. However, our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support our planned third generation networks and the coverage requirements associated with the spectrum licenses being utilized for those networks will result in the need to build out new transmitter sites and will make it necessary for us to build a significant number of additional transmitter sites across our markets in the coming years. Our network construction efforts incorporate frequency planning and system design process that is focused on developing a network that will efficiently meet our coverage requirements and involves the selection of transmitter sites on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 2c. Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.” The preparation of each site, including grounding, ventilation, air conditioning and construction, as well as the installation and optimization of equipment, typically takes four months. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays. These delays can affect the quality or coverage of our services.

Sales and Distribution and Customer Care

Our differentiated products and services allow us to target customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. As we deploy third generation networks using WCDMA technology, we plan to extend our target market to include additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service. Our operating companies use a variety of sales channels as part of our strategy to increase our customer base. These sales channels may include direct sales representatives, indirect sales agents, Nextel stores and kiosks and other customer convenient sales channels such as web sales. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local customer preferences and facilitate our overall strategy of attracting and retaining customers in our targeted groups.

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

Our sales channels also include distribution through customer-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. In some of our markets, we utilize our website as a marketing tool that allows customers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions.

Our customer care organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. We believe that the customer support provided by our customer care organization has allowed us to achieve higher customer loyalty rates that are superior to those of many of our competitors and has provided us with a key competitive advantage.

We are currently implementing new systems across our markets that are designed to support our sales, marketing and customer management functions. These new systems, which we plan to deploy in conjunction with our new third generation networks, are designed to efficiently support the expected growth in our subscriber base.

Marketing

Our operating companies primarily market their wireless communications services to targeted customer groups that utilize our services in their businesses and to individuals that have medium to high usage patterns, all of whom value our multi-function handsets and our high level of customer service. These targeted groups include companies with mobile work forces that often need to provide their personnel with the ability to communicate directly with one another. As we deploy our planned third generation networks, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.

To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one handset, including Nextel Direct Connect and International Direct Connect services, which allow our customers to avoid the long distance and roaming charges that our competitors may charge for long distance and international long distance communications.

We offer a variety of pricing options and plans, including plans designed specifically for our targeted base of customers. Our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. We also offer hybrid plans that incorporate a combination of postpaid services and prepaid characteristics after customers reach certain usage levels. In some markets, we also offer prepaid services as a means of attracting customers within our targeted base who may not meet our customer credit policies, who prefer the flexibility of paying for their service in advance, or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract.

Although we market our services using traditional print, radio and television advertising, we also provide exposure to our brand and wireless services through various sponsorships. The goal of these initiatives, together with our other marketing initiatives, is to increase brand awareness in our targeted customer base.

Competition

The Latin American mobile communications industry has undergone significant growth in recent years. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, variety, features and pricing of handsets and quality of service. In addition, as we pursue our plans to extend our target market to include more high-value consumers, we anticipate that we will increasingly be competing more directly for customers that are also targeted by our largest competitors.

In the countries in which we operate, there are principally two other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and operates in Brazil, Argentina, Peru and Chile; and

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina, Peru and Chile, and is the controlling shareholder of Vivo, the largest wireless operator in Brazil.

We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi and Telecom Italia Mobile, or TIM, in Brazil and Argentina, Entel in Chile and Iusacell in Mexico.

Many of our competitors have a larger spectrum position than ours and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have launched networks that utilize a third generation technology, which incorporates high speed internet access and video telephony into an existing network. We expect that third generation technologies and future deployments of new or upgraded technology will support additional services competitive with those available on our iDEN and third generation networks including, potentially, services that are competitive with our Direct Connect service. Additionally, some competitors operate in the wireline business, which allows them to offer a bundle of wireline voice, high speed internet and wireless services to their customers.

We compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect. We also believe that we differentiate ourselves from our competition by focusing on the quality of our customer care and service, which is an important component of our strategy to attract and retain customers within our targeted customer groups. We expect to continue to focus on this differentiated approach as we pursue our plans to extend our target market. Historically, our largest competitors have focused their marketing efforts primarily on customers in the retail and consumer segments who purchase prepaid services largely on the basis of price rather than quality of service, but recently, those competitors have placed more emphasis on attracting postpaid customers, which are considered the premium customer segment in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their customer service and customer care functions, which may minimize the value of this point of differentiation and enable those competitors to compete more effectively with us. Although pricing is an important factor in potential customers’ purchase decisions, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to communicate quickly and efficiently. Increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.

Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. These competitors may also use those resources to deploy new services that could impact our ability to attract or retain customers. Because the iDEN technology has been adopted by fewer carriers worldwide and does not benefit from the scale of other more widely adopted technologies, the cost of our handsets tends to be higher relative to the comparable handsets offered by our competitors. In addition, because we plan to continue to use high performance push-to-talk service capabilities as a key differentiator, we expect that the cost of handsets capable of supporting those differentiated services on our third generation networks will be higher because they will not be produced at scale levels comparable with more standard WCDMA handsets. As a result, we must absorb a comparatively larger part of the cost of offering handsets to new and existing customers, which can place us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing customers. In recent years, the prices we have been able to charge for our handsets and services have declined as a result of intensified competition in many of our markets, including as a result of the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. We expect that this trend will continue in upcoming years. This increased competition may also affect our ability to attract and retain customers.

For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— Operating Companies.”

Regulation

The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers, the rates charged by carriers to terminate calls not originated on their networks and the resale of wireless communications services, may be subject to regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations, or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements that allow our customers to complete calls to our competitors’ customers, requirements for increased capital investments, prices our operating companies are able to charge for their services, or foreign ownership limitations, among other things. For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— Operating Companies.”

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

Operating Companies

1.	Brazil

Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides wireless services under the tradename “Nextel” in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, along related transportation corridors and in a number of smaller markets. In 2008 and 2009, we expanded our network coverage to areas in the northeast region of Brazil, including Salvador, Fortaleza and Recife, as well as in Vitoria, which is in the southeast region of Brazil. We believe that this expansion will allow Nextel Brazil to compete more effectively by offering broader coverage and by meeting the needs of a wider range of customers who have significant operations in these new areas. As of December 31, 2010, Nextel Brazil provided service to 3,319,100 handsets, which we estimate to be about 1.6% of the total mobile handsets in commercial service in Brazil.

Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2010, Nextel Brazil had 5,061 employees.

The Brazilian regulatory authorities recently completed a series of spectrum auctions, including the auction of spectrum that could be used to support third generation services. Nextel Brazil participated in these auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in areas covered by 11 of the 13 auction lots offered in the auction. These areas include approximately 98% of the Brazilian population. Nextel Brazil expects the licenses relating to this spectrum to be awarded in early 2011 and plans to use this spectrum to support a third generation network that will utilize WCDMA technology. Nextel Brazil was also the successful bidder for 20 MHz of spectrum in the 1.8 GHz spectrum band covering a significant portion of the north, northeast and southeast regions of Brazil, including the state of Rio de Janeiro, but excluding the state of Sao Paolo, which we intend to use to support our long-term strategy. When granted, the licenses relating to the spectrum for which Nextel Brazil was the successful bidder will have a term of 15 years. These licenses are renewable once for an additional 15-year period and will require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes.

Competition.  Nextel Brazil competes with cellular and personal communications services, or PCS, providers. The largest competitors are Vivo, which is controlled by Telefonica S.A. and has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro; Telecom Americas, which owns Claro and is controlled by America Movil; Telecom Italia Mobile; and TNL PCS S.A., a subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi.” Portugal Telecom, S.A. recently agreed to acquire an equity stake in Oi. Nextel Brazil also competes with other regional cellular and wireless operators, the largest of whom have launched and offer services supported by a third generation network.

We believe that the most important factors upon which Nextel Brazil competes are the quality of our customer service and network, our differentiated brand positioning and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides wireless services. While its competition generally targets the prepaid market and competes on the basis of price, Nextel Brazil primarily targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with the quality of the customer care and service they receive. Nextel Brazil’s focus on the quality of its customer service and care is an important component of our strategy to attract and retain customers within our targeted customer groups. Substantially all of our subscribers in Brazil purchase our services on a postpaid basis pursuant to contracts that provide for recurring monthly payments for services for a specified term.

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

Some of the key regulatory changes that have been adopted include changes to the rules that limit the amount of spectrum in the 800 MHz band that Nextel Brazil is allowed to hold in a service area, the adoption of rules relating to the interconnection of Nextel Brazil’s networks with those of other carriers and the calculation of calling party pays charges. Under the changes to the rules adopted in November 2008, Nextel Brazil may own up to 25 MHz of 800 MHz spectrum, which allows Nextel Brazil to increase the capacity of its networks more efficiently. Because Nextel Brazil’s spectrum holdings were concentrated in the SMR band, Nextel Brazil was allowed to participate as a new entrant in the recent auction of 1.9/2.1 GHz spectrum and was the successful bidder for spectrum in the areas covered by 11 of the 13 auction lots offered in the auction. These areas include approximately 98% of the Brazilian population. Under the rules adopted by Anatel relating to interconnection charges, we have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays structure adopted by Anatel permits Nextel Brazil to compensate other mobile operators for calls terminated on their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “bill and keep.” Since their adoption, these regulations have resulted in cost savings to Nextel Brazil in relation to mobile termination charges paid by Nextel Brazil to other carriers. Finally, Anatel recently announced plans to reevaluate the current methodology used to determine mobile termination rates in the calling party pays structure, including the possibility of implementing a cost-based structure that would be expected to result in a substantial reduction in the charges paid by Nextel Brazil to terminate calls on other mobile carriers’ networks. It is uncertain if or when any such changes will be adopted and if such a change would affect the current partial bill and keep payment structure that applies only to the settlement of mobile termination charges between SMR and PCS mobile services.

Anatel is also responsible for the licensing of spectrum rights in Brazil, including the SMR spectrum that we use in support of our iDEN services and the spectrum in the 1.9/2.1 GHz bands and the 1.8 GHz band for which Nextel Brazil was the successful bidder in the recently completed auctions, and that we plan to use to support our third generation network. Any company interested in obtaining new SMR licenses from Anatel must apply and present documentation demonstrating certain technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. Before granting any license, Anatel is required to publish an announcement, and any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

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

The rules require that Nextel Brazil’s services comply with start-up terms and minimum service availability and quality requirements detailed in the regulations. In particular, the licenses for spectrum in the 1.9/2.1 GHz bands and the 1.8 GHz band that are expected to be awarded to Nextel Brazil as a result of its successful participation in the auction completed in late 2010 will require Nextel Brazil to meet specified network coverage construction requirements within certain time frames. Failure to meet Anatel’s requirements may result in forfeiture of the channels and revocation of licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.

Nextel Brazil has, from time to time, been the target of complaints filed with the Brazilian regulatory authorities by one or more of our competitors in which our competitors seek to challenge the manner in which we conduct business, and certain competitors have also petitioned the Brazilian regulators seeking changes to the regulations applicable to our operations in an effort to make it more difficult or costly for us to operate. In this regard, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras Celulares, or ACEL, recently filed a petition against Anatel to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers under the calling party pays structure in Brazil. Because the current settlement process results in a significant reduction in our overall interconnection charges, our competitors have sought changes to these processes in order to increase our payments for call terminations. The court recently closed this case without any negative consequences to our business, but we anticipate that our competitors may initiate other proceedings challenging the partial bill and keep settlement process. If Anatel eliminates this settlement process or modifies it to increase the amounts we pay to terminate calls, those actions could have an adverse affect on the costs we incur to operate, which could adversely affect our results of operations. This partial bill and keep structure is not expected to be available to Nextel Brazil for calls originating on its planned third generation network.

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

2.	Mexico

Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2010, Nextel Mexico had 4,845 employees.

Nextel Mexico provides wireless services under the trade name “Nextel” in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2010, Nextel Mexico provided service to 3,361,300 handsets, which we estimate to be about 3.9% of the total mobile handsets in commercial service in Mexico.

Competition.  Nextel Mexico’s wireless network competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Radiomovil Dipsa, S.A. de C.V., known as Telcel, which is a subsidiary of America Movil, S.A. de C.V. and an affiliate of Telefonos de Mexico, S.A.B. de C.V., known as Telmex. Telcel holds spectrum and services licenses throughout Mexico and is the largest provider of wireless services in Mexico. Nextel Mexico also competes on a nationwide basis with Telefonica Moviles Mexico, S.A. de C.V., which is the second largest wireless operator in the country and offers wireless services under the Movistar brand, and with Grupo Iusacell, S.A. de C.V., which offers wireless services under the Iusacell and Unefon brands.

We believe that the most important factors upon which Nextel Mexico competes are the quality of our customer service and network, recognition of our brand and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides service and International Direct Connect® service, which allows customers to communicate across national borders with other NII Holdings customers and with Sprint Nextel Corporation customers on compatible handsets, an important service offering in border regions of Mexico where many customers travel between Mexico and the United States on a regular basis. Nextel Mexico’s competitors compete aggressively by offering reduced prices for postpaid wireless services, offering free or significantly discounted handsets, offering various incentives to our customers to switch service providers, including reimbursement of cancellation fees, and offering bundled telecommunications services that include local, long distance and data services. Some of these offers have been designed to target business customers, including some of Nextel Mexico’s largest accounts. In addition, all three of Nextel Mexico’s largest competitors now offer services supported by a third generation network. Nextel Mexico addresses these competitive actions by, among other things, offering a wider range of handsets, offering handsets to new and existing customers on more favorable terms and by offering more competitive rate plans, which resulted in a decrease in our average revenue per subscriber in Mexico during 2008, 2009 and 2010. In addition, Nextel Mexico is building a third generation network that will enable it to offer a more competitive portfolio of services and support its differentiated Direct Connect service. Notwithstanding these actions and plans for the future, the more intense competitive conditions have made it, and are expected to continue to make it, more difficult for Nextel Mexico to attract new customers and retain its existing customers.

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

Other than the licenses described below, licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, S.A. de C.V., or Inversiones Nextel, a corporation with a capital structure known under applicable corporate law as “neutral stock,” and in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares, or through Delta Comunicaciones Digitales, S.A. de C.V., or Delta Comunicaciones, a subsidiary of Inversiones Nextel. The remaining 51% of the voting shares in Inversiones Nextel, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish governance controls and transfer restrictions that are designed to protect Nextel Mexico’s interests.

In March 2009, Inversiones Nextel obtained authorization from the Secretary of Communications and Transportation to provide mobile and fixed wireless access, including telephone services in the 800 MHz band within Mexico. In December 2009, Inversiones Nextel and Delta Comunicaciones received authorization to provide these services in some of Mexico’s largest cities, including Mexico City. In addition, 12 authorizations to provide the aforementioned services were granted in April 2010, and 12 authorizations are pending. Although Nextel Mexico expects that these renewals will be granted, there is no guarantee that such renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business.

Operadora de Comunicaciones, S.A. de C.V., or Opcom, which is an indirect subsidiary of Nextel Mexico that holds licenses to provide mobile and fixed wireless access, including telephone services, is entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. Opcom has executed local-to-local interconnection agreements with a number of local carriers; local-to-mobile interconnection agreements with Telmex, which acts as a transit provider between all of the mobile networks in Mexico, Axtel, Alestra, Maxcom and others, in which Opcom is considered to be the mobile carrier; and local-to-mobile and mobile-to-mobile interconnection agreements with Telcel, Telefonica, Iusacell and Unefon. Inversiones Nextel is currently utilizing Opcom’s interconnection with other carriers in Mexico in order to provide its services.

The rates paid by Nextel Mexico to terminate calls on other carriers’ networks are negotiated between the parties, subject to the right of carriers to submit disputes to the Mexican Federal Commission of Telecommunications, or Cofetel, for resolution in instances where the carriers are unable to agree on the rates or other terms. On December 31, 2010, the agreements between Nextel Mexico and its mobile competitors that established the applicable rate for mobile termination expired. Nextel Mexico has agreed to reduced interconnection rates with several fixed carriers; however, none of Nextel Mexico’s mobile competitors has agreed to these reduced rates. As a result, Nextel Mexico (through Opcom) has initiated interconnection disputes before Cofetel. When Cofetel concludes on the applicable mobile termination rate, it is likely that Telcel, Movistar and Iusacell will file legal proceedings to overturn this resolution. During the administrative and judicial processes regarding the applicable mobile termination rate during 2011, it is expected that the 2010 mobile termination rate of one peso per minute, as adjusted for inflation, will continue to apply to calls terminated on the networks of all mobile carriers, including Opcom.

On October 1, 2010, a subsidiary of Nextel Mexico, NII Digital, S. de R.L de C.V., or NII Digital, was awarded a nationwide license relating to 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands following its successful participation in the auctions relating to that spectrum that were completed in July 2010. Nextel Mexico plans to use this spectrum to support the deployment of a third generation network based on WCDMA technology and expects to begin launching this network in certain markets in Mexico within the first half of 2011, with a more extensive launch within the next 9 to 18 months. Certain aspects of the auctions, including the processes used to adopt the rules applicable to the auctions, the terms of those rules, the implementation of the auction process, the grant of the spectrum license to Nextel Mexico and its right to use the spectrum, have been challenged in a number of legal and administrative proceedings brought primarily by one of our competitors in Mexico. While we believe that the auction rules were adopted consistent with applicable legal requirements in Mexico, the auction process was conducted properly and the licenses were awarded to Nextel Mexico in accordance with both the law and the auction rules, it is uncertain whether these proceedings will affect our ability to use the spectrum granted pursuant to those licenses. If these proceedings were to result in a loss of, or the imposition of a significant limitation on our ability to use, the spectrum awarded to Nextel Mexico, our plans to deploy the third generation network in Mexico could be adversely affected, which could have an adverse effect on our business.

On February 15, 2010, NII Holdings, Grupo Televisa, S.A.B., a Mexican corporation, or Televisa, and our wholly-owned subsidiaries Nextel Mexico and Nextel International (Uruguay), LLC, a Delaware limited liability company, entered into an investment and securities subscription agreement pursuant to which Televisa would have acquired up to a 30% equity interest in Nextel Mexico for an aggregate purchase price of $1.44 billion. Pursuant to that agreement, the parties participated in the spectrum auctions in Mexico described above. On October 18, 2010, NII Holdings and Televisa announced that they mutually agreed to terminate this investment agreement. NII Digital continues to hold the spectrum license granted to it in connection with the spectrum auction.

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

Effective January 1, 2010, the Mexican government modified the corporate tax rate to 30% for the years 2010 through 2012, 29% for 2013 and 28% for 2014 and subsequent years. Dividends paid out in excess of the accumulated taxable income are subject to a tax of up to 43% for 2010 to 2012, 41% for 2013 and 39% for 2014. In addition, effective January 1, 2010, the Mexican government imposed a new tax of 3% of invoiced charges for telecommunications services. This telecommunications tax is applicable to all telecommunications services provided by Nextel Mexico, with the exception of Internet services and interconnection services between local and foreign carriers. The Mexican government also approved tax legislation, effective January 1, 2010, which increases the value added tax rate to 11% in border regions and to 16% in non-border regions.

3.	Argentina

Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides wireless services under the tradename “Nextel” in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2010, Nextel Argentina provided service to 1,153,900 handsets, which we estimate to be about 2.2% of the total mobile handsets in commercial service in Argentina.

Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and numerous branches in the Buenos Aires area. As of December 31, 2010, Nextel Argentina had 1,510 employees.

Competition.  There are three mobile service providers in Argentina with which Nextel Argentina competes: the Telefonica Moviles Group, commercially known as Movistar; AMX Argentina S.A., which is commercially known as Claro and which is owned by America Movil S.A. de C.V.; and Telecom Personal S.A., or Personal, which is owned by Telecom Argentina S.A. Each of these companies hold several telecommunications licenses, which allow them to provide a variety of services, including mobile voice and data communications throughout Argentina.

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

Effective September 1, 2010, Nextel Argentina notified all mobile carriers of its decision to terminate its mobile-to-mobile calling party pays agreements with those carriers due to the failure to reach agreements with those carriers regarding the mobile calling party pays rates. Nextel Argentina continues to work to renegotiate these rates and has ceased making payments to the other carriers for mobile call terminations, pending the resolution of this dispute. We are currently in communications with Nextel Argentina’s regulators regarding this matter and do not expect the outcome of the negotiations to have a material impact on our results of operations.

The Argentine government has indicated that it intends to conduct spectrum auctions in the near future that are expected to include spectrum suitable for use to support a third generation network, although the terms and timing of such an auction have not been formally announced. Nextel Argentina plans to participate in these auctions, if and when they occur, and intends to use any spectrum it acquires to offer third generation services.

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

As of December 31, 2010, Nextel Peru provided service to 1,128,200 handsets and other devices, including devices supported by Nextel Peru’s recently launched third generation network. We estimate that these handsets and devices represent about 4.6% of the total mobile handsets and devices in commercial service in Peru.

Nextel Peru is headquartered in Lima. As of December 31, 2010, Nextel Peru had 1,400 employees.

In July 2007, Proinversion, the governmental agency that promotes investment in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government. In late 2009 and early 2010, we launched our commercial services utilizing the WCDMA-based third generation network we deployed to operate on this spectrum.

In October 2009, Nextel Peru acquired nine 6 MHz channels in the 2.5 GHz spectrum band for a total of 54 MHz in Lima, as well as some additional 2.5 GHz spectrum outside of Lima, all of which has been incorporated into Nextel Peru’s local carrier license. Nextel Peru launched operations utilizing its 2.5 GHz spectrum in October 2010 and is required to comply with other license coverage commitments within the first five years of operation.

In December 2009, Nextel Peru entered into a $130.0 million syndicated loan agreement, the proceeds of which will be used for capital expenditures, general corporate purposes and the repayment of short-term intercompany debt. As of December 31, 2010, Nextel Peru had borrowed all funds available under this agreement.

Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including Telefonica Moviles S.A. and America Movil Peru S.A.C., a subsidiary of Mexico’s America Movil. Telefonica Moviles S.A. provides nationwide coverage and operates under the brand name “Movistar.” America Movil provides nationwide coverage and operates under the brand name “Claro.”

We believe that the most important factors upon which Nextel Peru competes are the quality of our customer service and network, brand recognition and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides wireless services. Nextel Peru primarily targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns.

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

In Peru, wireless service providers, including SMR service providers and operators of mobile networks like our third generation network, are granted 20-year licenses that may be renewed for an additional 20-year term, subject to compliance with the terms of the license. Peru imposes no limitation on foreign ownership of wireless licensees. Licenses may be revoked before their expiration for material violations of applicable regulatory and license requirements. Licensees must also comply with a minimum expansion plan that establishes the minimum loading and coverage requirements for the licensees, as well as spectrum targets under the licenses. Nextel Peru has met its loading and coverage requirements and has reached its spectrum targets. In addition, we acquired rights to use 1.9 GHz spectrum in Peru that require us to deploy new network technology within specified timeframes throughout Peru, including in areas that we do not currently serve.

Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL, which specify the rates to be charged for these services. Nextel Peru is presently interconnected with all major telecommunications operators in Peru. In August 2010, OSIPTEL adopted regulations that will result in savings in interconnect rates over a four-year period ending on September 30, 2014.

Foreign Currency Controls, Dividends and Tax Regulation.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On May 31, 2001, Nextel International (Peru), LLC executed a legal stability agreement with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, its $100.0 million investment in Nextel Peru. This agreement has a term of 10 years. In addition, on September 21, 2007, Nextel International (Peru), LLC entered into a legal stability agreement under which an investment of $166.5 million was stabilized under the same conditions as the aforementioned legal stability agreement until September 20, 2027.

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

Operating Companies Overview.  We refer to our wholly-owned Chilean operating companies, Centennial Cayman Corp. Chile S.A. and Multikom, S.A., as Nextel Chile. Nextel Chile provides iDEN-based wireless services under the tradename “Nextel.” These operating companies provide service in Santiago, Valparaiso and Vina del Mar, along related transportation corridors and on a limited basis in San Antonio, Rancagua, Melipilla, Talagante, San Felipe, Concepcion and Antofagasta. As of December 31, 2010, Nextel Chile provided services to 65,000 handsets.

Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2010, Nextel Chile had 385 employees.

In late 2009, Nextel Chile participated in the auctions of third generation spectrum in Chile and was awarded 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands throughout Chile. We are in the process of deploying a third generation network that utilizes WCDMA technology using that spectrum and have recently been advised by the Chilean regulatory authorities that we have satisfied the minimum network construction requirements of the spectrum license. Nextel Chile expects to begin providing third generation service offerings on this new network in 2011.

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

Under Chilean regulations, we may freely determine the fees charged to our subscribers for services provided on both our iDEN and third generation networks. However, the fees and tariffs charged by a telecommunications concessionaire to other telecommunications concessionaires for the services rendered through interconnection, including the access fees, are determined and established by the regulatory authorities in accordance with a tariff-setting procedure based upon, among other things, the cost structure, including expansion plans, of an efficient concessionaire, as set forth in the General Telecommunications Law. The regulatory authorities periodically establish the tariff for access to the networks of our three primary competitors in Chile. The most recent determination of those rates became effective in January 2009.

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

On July 31, 2010, a temporary increase in the Chilean corporate income tax rate was published. The 17% corporate tax rate will be increased to 20% for 2011, adjusted to 18.5% for 2012 and will revert to 17% for 2013 and thereafter.

Employees

As of December 31, 2010, we had about 13,500 employees. Nextel Brazil is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2011. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2010, none of Nextel Mexico’s employees have chosen to participate under these agreements. Except for these agreements with our subsidiaries in Brazil and Mexico, neither we nor any of our other operating companies is a party to any collective bargaining agreement although certain of our operating companies are subject to employment statutes and regulations that establish collective bargaining arrangements that are similar in substance to collective bargaining agreements. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.

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

Our business involves selling wireless communications services to subscribers, and as a result, our economic success is based on our ability to attract new subscribers and retain current subscribers. Our success will depend on the ability of our operating companies to compete effectively with other telecommunications services providers, including wireline companies and other wireless telecommunications companies, in the markets in which they operate. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

a.	The wireless industries in our markets are highly competitive, making it difficult for us to attract and retain customers. If we are unable to attract and retain customers, our financial performance will be impaired.

Competition in our markets has intensified in recent periods, and we expect that it will continue to intensify in the future as a result of the entry of new competitors and the development of new technologies, products and services. We also expect the current consolidation trend in the wireless industry to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in larger competitors with greater financial, technical, promotional and other resources to compete with our businesses. In addition, as we expand our marketing and sales focus to include a larger segment of high value consumers, we will be increasingly seeking to attract the same customers as our competitors, many of which are larger companies with more extensive networks, financial resources and benefits of scale that allow them to spend more money on marketing and advertising than us.

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

We anticipate that competition will lead to continued significant advertising and promotional spending as well as continued pressure on prices for voice services and handsets. In addition, portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been implemented or are proposed to be implemented in all of our markets. These developments and actions by our competitors could negatively impact our operating results and our ability to attract and retain customers. The cost of adding new customers may increase, reducing profitability even if customer growth continues. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could decline.

b.	If we do not keep pace with rapid technological changes, including a failure to complete the deployment of our third generation networks and new technology that supports services on these networks, we may not be able to attract and retain customers.

The wireless telecommunications industry is experiencing significant technological change. For example, competitors in each of our markets have launched upgraded third generation networks designed to support services that use high speed data transmission capabilities, including internet access and video telephony. Although not in our markets yet, fourth generation networks with enhanced data speed and capacity have been launched in some markets around the world and could be launched by our competitors in markets in which we operate in the future. These and other future technological advancements may enable competitors who use other wireless technologies to offer features or services we cannot provide or exceed the quality of our current level of service, thereby making the services we offer less competitive.

The 800 MHz spectrum that our operating companies are licensed to use is non-contiguous while the third generation technology platforms that are currently available operate only on contiguous spectrum. While in Brazil, Mexico, Chile and Peru we have rights to use spectrum that supports third generation technology, we have only recently launched the third generation services in Peru and are only beginning to develop and deploy these networks in Brazil, Mexico and Chile, which gives our competitors a significant time-to-market advantage. In addition, in Argentina, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology, which could make it more difficult or impossible for us to deploy a third generation network in Argentina.

Deploying the third generation networks in Brazil, Mexico, Chile and Peru requires a significant amount of time and capital. If we are unable to acquire additional spectrum in Argentina or are unsuccessful in our efforts to deploy our planned third generation networks in Brazil, Mexico, Chile and Peru, or if we are unable to raise sufficient capital to pay for those efforts, we will continue to be heavily reliant on Motorola, as the sole supplier of iDEN technology, to maintain the competitiveness of our services and customer equipment. If Motorola is unwilling or unable to upgrade or improve iDEN technology or develop other technology solutions to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. For more information, see “3. Costs, regulatory requirements and other problems we encounter as we deploy our third generation networks could adversely affect our operations. The deployment of new technology and service offerings could distract management from our current business operations or cause network degradation and loss of customers.”

As we deploy our third generation networks, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting services our customers have come to expect like push-to-talk services and new services and features and by reducing the costs associated with providing these services. Successful deployment and implementation of new services and technology on our WCDMA networks depend, in part, on the willingness and ability of third parties to develop successful new applications in a timely manner. We may not be able to successfully complete the development and deployment of new technology and related features or services in a timely manner, and the features and services we do develop may not be widely accepted by our subscribers or may not be profitable, which could result in us failing to recover our investment in this new technology. Any resulting subscriber dissatisfaction could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects.

c.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

Because of their size, scale and resources, and in some cases ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that our operating companies can offer for comparable services. Many of our competitors are well-established companies that have:

•	substantially greater financial and marketing resources;

•	larger customer bases;

•	larger spectrum positions; and

•	larger coverage areas than those of our operating companies.

If we cannot compete effectively based on the price of our service offerings and related cost structure, our results of operations may be adversely affected.

d.	The network and subscriber equipment we currently use and expect to use is more expensive than the equipment used by our competitors, which may limit our ability to compete.

Our iDEN networks utilize a proprietary technology developed and designed by Motorola that relies solely on the efforts of Motorola and any current or future licensees of this technology for product development and innovation. Additionally, Motorola is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. In contrast, all of our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and WCDMA, which are substantially more widely used technologies than iDEN, are available from a significant number of suppliers and are produced in much larger quantities for a worldwide base of customers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment than are available to us for services on our iDEN network. In addition, because we plan to continue to use high performance push-to-talk service capabilities as a key differentiator, we expect that the cost of handsets capable of supporting those differentiated services on our third generation networks will be higher because they will not be produced at scale levels comparable with more standard WCDMA handsets. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

e.	Our operating companies may face disadvantages when competing against formerly government-owned incumbent wireline operators or wireless operators affiliated with them.

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

f.	Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain customers.

We have recently expanded the coverage of our iDEN networks, particularly in Mexico and Brazil, and we are either deploying or planning to deploy WCDMA networks in Brazil, Mexico, Chile and Peru that are generally expected to serve a wider coverage area than our iDEN networks, but our current networks do not offer nationwide coverage in the countries in which we operate and our iDEN technology limits our potential roaming partners for customers solely on iDEN networks. As a result, we may not be able to compete effectively with competitors that operate mobile networks with more extensive areas of service. Additionally, many of our competitors have entered into reciprocal roaming agreements that permit their customers to roam on the other parties’ networks. The iDEN technology that we currently use in our networks is not compatible with the technology used by our competitors. Although some of the handset models that we sell are compatible with both iDEN 800 MHz and GSM 900/1800 MHz systems, we offer very few of these models and, as such, we are more limited in our ability to offer the breadth of roaming capabilities of our competitors. In addition, our customers are not able to roam on other carriers’ networks where we do not have roaming agreements. These factors may limit our ability to attract and retain certain customers.

To date, we have not entered into roaming agreements with respect to GSM or WCDMA-based third generation services offered in the countries in which our operating companies conduct business, but have entered into agreements that allow our customers to utilize roaming services in other countries using the handsets that are compatible with iDEN and/or GSM systems. For handsets that operate on our WCDMA-based third generation network in Peru, we have entered into similar agreements with providers in a more limited group of countries that allow our Peruvian third generation customers to utilize roaming services in those countries.

g.	If our current customer turnover rate increases, our business could be negatively affected.

In recent years, we have experienced a higher consolidated customer turnover rate compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions and the more competitive sales environments in the markets in which we operate. While this trend reversed to some extent in 2010 as we took steps and incurred expenses in our effort to maintain and improve subscriber retention and reduce our customer turnover rate, there can be no assurance that our efforts will maintain or lower our customer turnover rates. Subscriber losses adversely affect our business, financial condition and results of operations because these losses result in lost revenues and cash flow. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the cost of acquiring a new customer is much higher. Accordingly, an increase in customer deactivations could have a negative impact on our results, even if we are able to attract new customers at a rate sufficient to offset those deactivations. If we experience an increase in our customer turnover rate, our ability to achieve revenue growth and our profitability could be impaired.

h.	We may be limited in our ability to grow unless we successfully deploy our third generation networks, expand network capacity and address increased demands on our business systems and processes.

Our customer base continues to grow rapidly. To continue to successfully increase our number of customers and pursue our business plan, we must economically:

•	deploy our planned third generation networks;

•	expand the capacity of our iDEN networks and the capacity and coverage of our third generation networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet customer demand.

In particular, the deployment of our planned third generation networks will require us to deploy a significant number of new transmitter sites to meet the expanded coverage requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support those networks and the coverage requirements associated with the spectrum licenses being utilized for those networks. The effort required to locate and build a significant number of additional transmitter sites across our markets in coming years will be substantial, and our failure to meet this demand could delay or impair the deployment of our third generation networks, which would adversely affect our business.

We have experienced significant subscriber growth in recent years, which has put demands on the capacity of our networks and our supporting systems. Our operating performance and ability to retain new customers may be adversely affected if we are not able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. In addition, we are deploying new systems that are designed to support our sales, marketing and customer management functions, but the implementation of these new systems could heighten these risks or could distract management’s focus from day-to-day operations and goals. Problems we may encounter in deploying these new systems could have a material adverse effect on our business.

i.	If our networks do not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

Customer acceptance of the services we offer on our networks is and will continue to be affected by technology-based differences and by the operational performance and reliability of these networks. We may have difficulty attracting and retaining customers if we are unable to satisfactorily address and resolve performance or other transmission quality issues as they arise or if these issues limit our ability to deploy or expand our network capacity as currently planned or place us at a competitive disadvantage to other wireless providers in our markets.

2.	We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

a.	A decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.

Historically, in the countries in which we do business, the values of the local currencies in relation to the U.S. dollar have been volatile. The unstable global economic environment and recent weakness in the economies of some of the countries where we operate led to increased volatility in these currencies. Nearly all of our revenues are earned in non U.S. currencies, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates can have a significant impact on our reported results that are unrelated to the operating trends in our business. In addition, a significant portion of our outstanding debt is denominated in U.S. dollars. A decline in the values of the local currencies in the markets in which we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, declines in the value of local currencies in our markets relative to the U.S. dollar result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies. Depreciation of the local currencies also results in increased costs to us for imported equipment. Accordingly, if the values of local currencies in the countries in which our operating companies conduct business depreciate relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

b.	We face economic and political risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations or hurt our performance.

Our operations depend on the economies of the markets in which our operating companies conduct business, all of which are considered to be emerging markets. These markets are in countries with economies in various stages of development, some of which are subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and in prior years, significantly higher than the inflation rate in the United States. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues.

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

c.	Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.

Our operations are subject to local laws and regulations in the countries in which we operate, which may differ from those in the United States. We could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purpose of influencing official decisions or obtaining or retaining business. Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business and through contracts to provide wireless service to government entities, creating a risk of payment that would violate the FCPA. Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. The penalties for violating the FCPA can be severe. Any violations of law, even if prohibited by our policies, could have a material adverse effect on our business.

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

The regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. If our competitors are successful in pursuing claims such as these, or if the regulators in our markets take actions against us in response to actions initiated by our competitors, our ability to pursue our business plans and our results of operations could be adversely affected. For example, in Mexico, certain aspects of the auctions, including the processes used to adopt the rules applicable to the auctions, the terms of those rules, the implementation of the auction process, the grant of the spectrum license to Nextel Mexico and its right to use the spectrum have been challenged in a number of legal and administrative proceedings brought primarily by our competitors in Mexico. While we believe that the auction rules were adopted consistent with applicable legal requirements in Mexico, the auction process was conducted properly and the licenses were awarded to Nextel Mexico in accordance with the auction rules, it is uncertain whether these proceedings will affect our ability to use the spectrum granted pursuant to those licenses. If these proceedings were to result in a loss of, or the imposition of a significant limitation of our ability to use, the spectrum awarded to Nextel Mexico, our plans to deploy the third generation network in Mexico could be adversely affected, which could have an adverse effect on our business. Similar challenges could arise with respect to future spectrum auctions in which we are a participant, and these challenges could adversely affect our ability to acquire the rights to use spectrum that would provide us with the ability to deploy new technologies that support new services that would position us to compete more effectively.

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

Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For example, the Mexican government has enacted an excise tax on telecommunications services, increased the value-added tax rate and enacted an increase to the corporate income tax rate. In addition, our operating company in Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax and is subject to various types of non-income related taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the recent economic downturn has led to proposals and new laws in some of our markets that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.

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

3.	Costs, regulatory requirements and other problems we encounter as we deploy our third generation networks could adversely affect our operations. The deployment of new technology and service offerings could distract management from our current business operations or cause network degradation and loss of customers.

We have acquired or successfully bid for new spectrum rights and have deployed or begun to deploy new third generation networks using that spectrum so that we may offer our customers new services supported by those networks. The rights to use this new spectrum come with significant regulatory requirements governing the coverage of our new networks and the timing of deployment of these networks. If we fail to meet these regulatory requirements, the applicable regulators could take action to revoke our spectrum rights. In addition, our deployment of these new networks will require significant capital expenditures and will result in incremental operating expenses prior to fully launching services. Costs could increase beyond expected levels in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications. In addition, our ability to attract and support customers that use these new networks could be adversely affected if we are unable to successfully coordinate the deployment of those networks with our customer care, billing, order fulfillment and other back-office operations. In addition, we are deploying new systems that are designed to support our sales, marketing and customer management functions. The efforts associated with the deployment of our new networks and these supporting systems will require substantial management time and attention, which could distract management’s focus from our day-to-day operations and goals, which could have an adverse effect on our results of operations.

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

Additionally, we will need to raise additional funds in order to finance the costs associated with the development and deployment of our new networks. To do so, we may issue shares of common stock or incur new debt. Our ability to raise additional capital on acceptable terms to meet our funding needs will depend on the conditions in the financial markets. See “4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.” for more information.

4.	We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.

We are dependent on external financing to meet our future funding needs and debt service requirements. Our current plans to deploy and operate new third generation networks, as well as the costs associated with marketing and distribution of our related services requires substantial capital. In addition, we have significant outstanding indebtedness that will mature over the next five years, including most of the $459.0 million in our outstanding loan facilities and $1.1 billion in convertible debt that is scheduled to mature in 2012. Based on the level of capital needed to support our current plans, we believe it will be necessary for us to refinance or replace a significant portion of this indebtedness.

Our funding needs may also increase to pursue one or more of the following opportunities:

•	acquisitions of spectrum licenses, either through government sponsored auctions, including auctions of spectrum that are expected to occur in Argentina, or through acquisitions of third parties, acquisitions of assets or businesses or other strategic transactions;

•	a decision by us to deploy new network technologies, in addition to the planned third generation network deployments in Brazil, Mexico, Peru and Chile, or to offer new communications services in one or more of our markets; or

•	our expansion into new markets or further geographic expansion in our existing markets, including the construction of additional portions of our network.

Our funding needs could also be affected by changes in economic conditions in any of our markets generally, or by changes to competitive practices in the mobile wireless telecommunications industry from those currently prevailing or those now anticipated, or by other presently unexpected circumstances that may arise that have a material effect on the cash flow or profitability of our business. In addition, upon the occurrence of certain kinds of change of control events, we may be required to repurchase or repay a significant portion of our outstanding debt. Any of these events or circumstances could involve significant additional funding needs in excess of the currently available sources and could require us to raise additional capital to meet those needs.

It will be necessary for us to access the credit and capital markets to support the combined funding requirements relating to: (i) the growth of our business, (ii) the acquisition of additional spectrum, (iii) capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of our planned third generation networks in Brazil, Mexico and Chile and (iv) the repayment of our existing indebtedness. While we believe that our current cash balances, the funds we expect to generate in our business and the funding opportunities that we believe are currently available to us will be sufficient to meet these funding needs, if there is an adverse change in capital market conditions similar to what occurred in 2008 and early 2009, our access to the necessary funding may be limited and the cost of funding could increase, which could make it more difficult for us to raise the capital we need to support our plan. If this occurs, our cash, cash equivalent and investment balances could be significantly depleted by the end of 2012. Our ability to obtain additional capital is subject to a variety of additional factors that we cannot presently predict with certainty, including the commercial success of our operations, volatility and demand of the capital markets and future market prices of our securities. If we fail to obtain suitable financing when it’s required, it could, among other things, result in our inability to implement our current or future business plans and negatively impact our results of operations.

5.	Our current and future debt may limit our flexibility and increase our risk of default.

As of December 31, 2010, the total outstanding principal amount of our debt was $3,342.7 million. We may, over time and as market conditions permit, incur significant additional indebtedness for various purposes, which may include, without limitation, expansion of our existing network, the acquisition of telecommunications spectrum licenses or other assets, the deployment of new network technologies and the refinancing, repayment or repurchase of outstanding indebtedness. The terms of the indentures governing our senior notes and the agreements governing our other indebtedness permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.

Our existing debt and debt we may incur in the future could:

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing that we may need to fund our business; and

•	place us at a disadvantage compared to our competitors that have less indebtedness.

Furthermore, the indentures relating to our senior notes and certain of our financing agreements include covenants that impose restrictions on our business and, in some instances, require us and our subsidiaries to maintain specified financial ratios and satisfy financial tests. Similar restrictions may be contained in future financing agreements. If we or our subsidiaries are not able to meet the applicable ratios and satisfy other tests, or if we fail to comply with any of the other restrictive covenants that are contained in our current or future financing agreements, we will be in default with respect to one or more of the applicable financing agreements, which in turn may result in defaults under the remaining financing arrangements, giving our lenders and the holders of our debt securities the right to require us to repay all amounts then outstanding. In addition, these covenants and restrictions may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities, which may affect our ability to generate revenues and profits.

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

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local and long distance transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to varying degrees of local regulation in most of the countries in which we operate, and often require us to negotiate agreements with the other carriers, most of whom are our competitors, in order to provide our services. In some instances, other carriers offer their services to some of their subscribers at prices that are near or lower than the rates that we pay to terminate calls on their networks, which may make it more difficult for us to compete profitably. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations in the countries in which we operate and the negotiations with the other carriers. Changes in our customers’ calling patterns that result in more of our customers’ calls terminating on our competitors’ networks and changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

7.	Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.

Much of the spectrum that our operating companies are licensed to use, other than the spectrum that we have recently acquired and plan to use to support our third generation networks, is non-contiguous, and Motorola’s iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, Motorola is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel, is currently the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel’s recently announced plans to decommission its iDEN network over the coming years could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. This decommissioning could make it more difficult or costly for us to compete effectively in markets where we have not yet deployed our planned third generation networks. Lower levels of iDEN equipment purchases by Sprint Nextel could also increase our costs for network equipment and new network features, affect the development of new handsets and could impact Motorola’s willingness to support iDEN technology beyond their current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, including potentially as a result of adverse developments affecting Motorola’s operations, profitability, and financial condition or other business developments, we will be materially adversely affected.

Motorola recently completed a separation of its mobile devices and home division into a separate public entity called Motorola Solutions, Inc., to which our agreements have been assigned. In addition, in July 2010, Motorola announced that it had reached an agreement to sell certain of its operations relating to the manufacture of network equipment to Nokia Siemens Networks. Although Motorola has announced that the sale does not include its iDEN business, it is uncertain whether or to what extent the sale by Motorola of its other network equipment businesses could impact Motorola’s ability to support its iDEN business. While we cannot currently determine the impact of Motorola’s recently completed separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

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

9.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we plan to use to support our third generation networks, most of which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of this license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In Mexico, we have filed applications to renew 31 of our licenses, all of which expired prior to their renewal. Nextel Mexico subsequently received renewals of 19 of the expired licenses. While we expect that the remainder of these renewals will be granted, if some or all of these renewals are not granted, it could have an adverse effect on our business. In addition, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in our markets take actions modifying or revoking our licenses in response to these claims, our ability to pursue our business plans, including our plans to deploy third generation networks, and our results of operations could be adversely affected.

10.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.

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

Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 110,000 square feet of office space under a lease expiring in February 2020. In addition, each of our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. As of December 31, 2010, our operating companies had constructed sites at leased and owned locations for their business, including those constructed for both our iDEN and third generation networks, as shown below:

Number
Operating Company	of Sites

Brazil	3,683
Mexico	2,817
Argentina	954
Peru	650
Chile	93

Total	8,197

Item 3.	Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 7 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

Executive Officers of the Registrant

The following people were serving as our executive officers as of February 18, 2011. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 48, has been a director on the board of NII Holdings since 1997, chief executive officer from 2000 until February 2008 and chairman of the board since November 12, 2002. In February 2008, he became executive chairman of NII Holdings. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Steven P. Dussek, 54, has been a director on the board of NII Holdings since 1999 and has been chief executive officer of NII Holdings since February 2008. Prior to joining NII Holdings, Mr. Dussek served as president and chief executive officer of Dobson Communications Corporation, a publicly traded wireless telecommunications company, from April 2005 until November 2007 when AT&T Wireless Services acquired Dobson Communications. From 1999 to 2000, Mr. Dussek was the chief executive officer of NII Holdings and was the president and chief operating officer of NII Holdings from March 1999 until September 1999. From 1996 to 2001, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From 1995 to 1996, Mr. Dussek served as vice president and general manager of the northeast region for the PCS division of AT&T Wireless Services. From 1993 to 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc., a paging company. Mr. Dussek served on the board of directors of Dobson Communications from 2006 to 2007.

Gokul Hemmady, 50, is currently the executive vice president and chief financial officer of NII Holdings. Prior to February 2011, Mr. Hemmady served as vice president and chief financial officer since joining NII Holdings in June 2007. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.

Gary D. Begeman, 52, is currently the executive vice president and general counsel of NII Holdings. Prior to February 2011, Mr. Begeman served as vice president and general counsel since February 2007, having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2005 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation, and was vice president and deputy general counsel of Nextel Communications, Inc. from 2003 until its merger with Sprint in 2005. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.

Ruben Butvilofsky, 58, has served as president of Nextel Argentina since August 2005. From 1998 to August 2005, Mr. Butvilofsky served as Nextel Argentina’s vice president of commercial operations. Prior to joining Nextel Argentina, Mr. Butvilofsky was the sales director of Liberty ART, a subsidiary of Liberty Mutual, in their Argentina operations. Before joining Liberty ART, he was a direct sales manager for Bellsouth (Movicom) and an indirect channel manager for IBM Argentina.

Sergio Borges Chaia, 45, has served as president and chief executive officer of Nextel Brazil since January 2007. From 1996 until he joined Nextel Brazil in 2007, Mr. Chaia held various management positions with Sodexho Pass Brazil, including president, chief executive officer and managing director.

Peter A. Foyo, 45, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

Daniel E. Freiman, 39, has been our vice president and treasurer since October 2008. Mr. Freiman was our vice president and controller from April 2005 to September 2008. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.

Teresa S. Gendron, 41, has been our vice president and controller (chief accounting officer) since January 2010. Ms. Gendron was our vice president and assistant controller from 2008 to December 2009. Prior to 2008, Ms. Gendron was our vice president of financial compliance from 2005 to 2008 and our management director and assistant controller from 2002 to 2005.

Claudio A. Hidalgo, 40, has served as president of Nextel Chile since February 2010. From 2009 through 2010, Mr. Hidalgo was vice president, mobile business and third generation project for VTR, a Chilean telecommunications company and subsidiary of Liberty Global, Inc. From 2007 through 2010, Mr. Hidalgo was an entrepreneur with several new companies, including Contiggo S.A., a financing company; Tonica S.A., an advertising company; A7 S.A., an events promotion company; and Intellity Consulting/Telecom, a consulting company. From 2004 through 2007, Mr. Hidalgo served as president and chief executive officer of Telefonica Moviles Panama and Nicaragua together, and from 1999 to 2004, Mr. Hidalgo was the president and chief executive officer of Movistar Puerto Rico.

Alfonso Martinez, 49, is currently the executive vice president of human resources of NII Holdings. Prior to February 2011, Mr. Martinez served as vice president of human resources since joining NII Holdings in December 2008. From 2005 to November 2008, Mr. Martinez held various management positions with Sodexho, an integrated food and facilities management service provider, and was most recently the group vice president of global talent. From 2003 to 2005, Mr. Martinez was the chief executive officer of the Hispanic Association on Corporate Responsibility. Prior to 2003, Mr. Martinez held various positions with Marriott International.

John McMahon, 46, is currently the executive vice president of business operations of NII Holdings. Prior to February 2011, Mr. McMahon served as vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

Miguel E. Rivera, 58, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

Gregory J. Santoro, 48, is currently the executive vice president and chief marketing and strategy officer of NII Holdings. Prior to February 2011, Mr. Santoro served as vice president and chief marketing and strategy officer since joining NII Holdings in February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.

Alan Strauss, 51, is currently the executive vice president and chief technology and engineering officer of NII Holdings. Prior to February 2011, Mr. Strauss served as vice president and chief technology and engineering officer since joining NII Holdings in 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

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

	Price Range of
	Common Stock
	High	Low

2009
First Quarter	$24.49	$10.23
Second Quarter	21.39	12.87
Third Quarter	31.39	17.98
Fourth Quarter	35.08	26.12
2010
First Quarter	$42.19	$30.00
Second Quarter	43.95	32.41
Third Quarter	42.49	32.36
Fourth Quarter	46.32	35.64

2.	Number of Stockholders of Record

As of February 18, 2011, there were approximately 6 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

We did not repurchase any of our equity securities during the fourth quarter of 2010.

Performance Graph

The following graph presents the cumulative total stockholder return on our common stock from December 31, 2005, when we were listed on the Nasdaq National Market, through July 3, 2006, when we moved to the Nasdaq Global Select Market, until December 31, 2010. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2005 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

NII Holdings	$100.00	$147.53	$110.62	$41.62	$76.88	$102.24
Nasdaq 100	$100.00	$106.81	$126.75	$73.60	$113.21	$134.77
America Movil	$100.00	$158.18	$222.81	$113.66	$176.84	$217.38
Millicom International	$100.00	$229.66	$439.42	$170.82	$280.59	$396.56

Item 6.	Selected Financial Data

The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. of this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Operating revenues	$5,601,316	$4,397,599	$4,269,380	$3,296,295	$2,371,340
Foreign currency transaction gains (losses), net	$52,374	$104,866	$(120,572)	$19,008	$3,557
Net income	$341,052	$381,491	$341,955	$353,748	$284,950

Net income per common share, basic	$2.03	$2.30	$2.05	$2.12	$1.85

Net income per common share, diluted	$1.99	$2.27	$2.02	$2.02	$1.67

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Consolidated Balance Sheet Data:
Total assets	$8,190,687	$7,554,693	$5,090,073	$5,436,205	$3,298,681
Long-term debt, including current portion	$3,265,418	$3,580,788	$2,133,140	$2,061,381	$1,078,698

Foreign Currency Transaction Gains (Losses), Net.  Consolidated foreign currency transaction gains of $52.4 million for the year ended December 31, 2010 are primarily related to the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on corporate peso-denominated receivables due from Nextel Mexico. Consolidated foreign currency transaction gains of $104.9 million for the year ended December 31, 2009 are primarily related to the impact of the significant appreciation in the value of the Brazilian real relative to the U.S. dollar during 2009 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars. Consolidated foreign currency transaction losses of $120.6 million for the year ended December 31, 2008 are primarily due to $80.2 million in losses related to the impact of the significant depreciation in the value of the Brazilian real relative to the U.S. dollar during the second half of 2008 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars, as well as $44.8 million in losses related to the depreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities during the same period. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements	40
Introduction	41
A. Executive Overview	41
B. Results of Operations	50
1. Year Ended December 31, 2010 vs. Year Ended December 31, 2009	52
a. Consolidated	52
b. Nextel Brazil	54
c. Nextel Mexico	56
d. Nextel Argentina	58
e. Nextel Peru	59
f. Corporate and other	60
2. Year Ended December 31, 2009 vs. Year Ended December 31, 2008	61
a. Consolidated	61
b. Nextel Brazil	63
c. Nextel Mexico	65
d. Nextel Argentina	66
e. Nextel Peru	67
f. Corporate and other	68
C. Liquidity and Capital Resources	68
D. Future Capital Needs and Resources	70
E. Effect of Inflation and Foreign Currency Exchange	75
F. Effect of New Accounting Standards	75
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	75

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain customers;

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign currency exchange rate volatility in our markets when compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us for use on our iDEN network, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new third generation networks, including the potential need for additional funding to support that deployment, the risk that new services supported by the new networks will not attract enough subscribers to support the related costs of deploying or operating the new networks, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally and the costs and/or potential customer impacts of compliance with regulatory mandates;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission.

The words “may,” “could,” “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as otherwise provided by law, we are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2010 and 2009 and our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.

We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.

A.	Executive Overview

Business Overview

We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our planned third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.

We provide our services under the Nexteltm brand through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Brazil, Mexico, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer. Our planned third generation networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses.

Our current networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on the 800 MHz spectrum holdings in all of our markets. Our existing third generation network in Peru utilizes, and our planned third generation networks in Brazil, Mexico and Chile will utilize, WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices.

The services we offer include:

•	mobile telephone service;

•	mobile broadband services in markets where we have deployed third generation networks;

•	Nextel Direct Connect® service, which allows subscribers who use our iDEN network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, which allows subscribers who use our iDEN network to communicate instantly across national borders with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS Corporation subscribers using compatible handsets in Canada;

•	data services, including text messaging services, mobile internet services, e-mail services, an Android-based open operating system, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

We plan to offer similar and additional data services and applications on our planned third generation networks. We currently provide services on iDEN networks in the three largest metropolitan areas in each of Mexico, Brazil, Argentina, Peru and Chile, as well as in various other cities in each of these countries. In addition, we also provide services on WCDMA networks in various metropolitan areas in Peru.

Our goal is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers while improving our profitability and cash flow over the long term. Our strategy for achieving that goal is based on several core principles, including targeting high value customers, providing differentiated services and delivering superior customer service. We will also achieve this goal by offering new and expanded products and services supported by our existing and planned third generation networks and by expanding our distribution channels by opening new, more cost effective points of sales and service.

We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us in Chile and Mexico in 2010 and spectrum for which we were the successful bidder in Brazil in 2010 and which we expect to be awarded to us in early 2011. We expect to begin providing third generation service offerings across Chile and in certain markets in Mexico in 2011, and we plan to begin providing third generation services in Brazil in 2012.

We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve or plan to serve. Based on market data that continues to show lower wireless penetration in our markets relative to other regions of the world and our current market share in those markets, we believe that we can continue to generate growth in our subscriber base and revenues while improving our profitability and cash flow over the long term.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.

We have implemented a strategy that we believe will position us to achieve our long-term goal of generating profitable growth. The key components of that strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets, including five of the six largest cities in Latin America, which have a concentration of medium to high usage business customers and consumers. We target these markets because we believe they have favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our planned third generation networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large prospective market. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of potential customers within our targeted customer groups.

Targeting High Value Customers.  Our main focus is on customers who purchase services under contract and primarily use our services in their businesses and on individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we have recently acquired generally have a lower number of handsets per customer, and we expect this trend to continue. As we deploy our planned third generation networks using WCDMA technology in our markets, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. In addition, we are in the process of developing and testing a high performance push-to-talk service that utilizes WCDMA technology in an effort to continually provide differentiated service to our customers as we deploy our planned WCDMA-based networks. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

Delivering Superior Customer Service.  In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service than our competitors. We work proactively with our customers to match them with service plans that offer greater value based on the customer’s usage patterns. After analyzing customer usage and expense data, we strive to minimize a customer’s per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. We have also implemented proactive customer retention programs in an effort to increase customer satisfaction and retention. In addition, we are currently making investments to improve the quality and scalability of our customer relationship management systems as part of our effort to provide superior customer service to our growing customer base.

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where we made significant additional investments in 2008, 2009 and into 2010 in order to expand our service areas, including expansion into the northeast region of the country, and to add more capacity to Nextel Brazil’s network to support its growth. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. Our planned third generation networks are expected to serve both our existing major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses. We may also consider selectively expanding into other Latin American countries where we do not currently operate. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Nextel Communications, a subsidiary of Sprint Nextel, is currently Motorola’s largest customer with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel’s recently announced plans to decommission its iDEN network over the coming years could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. In October 2010, we extended the terms of the iDEN network infrastructure agreement with Motorola until December 31, 2014. The extension of this infrastructure agreement will not impact any handset pricing terms or commitments. Motorola recently completed a separation of its mobile devices and home division into a separate public entity called Motorola Solutions, Inc., to which our agreements have been assigned. In addition, in July 2010, Motorola announced that it had reached an agreement to sell certain of its operations relating to the manufacture of network equipment to Nokia Siemens Networks. Although Motorola has announced that the sale does not include its iDEN business, it is uncertain whether or to what extent the sale by Motorola of its other network equipment businesses could impact Motorola’s ability to support its iDEN business. Accordingly, while we cannot currently determine the impact of Motorola’s recently completed separation of the mobile devices business or the sale of its other network equipment businesses on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate and deploy the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks, including expanding our offering of third generation voice and broadband data services in the future. This focus on offering innovative and differentiated services makes it important that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services.

During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil in order to acquire spectrum required to support our planned third generation networks. We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us in Chile and Mexico in 2010 and spectrum for which we were the successful bidder in Brazil in 2010 and which we expect to be awarded to us in 2011. We expect to begin providing third generation service offerings across Chile and in certain markets in Mexico in 2011, and we plan to begin providing third generation services in Brazil in 2012.

The following chart details our current material third generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage

Brazil	1.9 GHz/2.1 GHz(1)	20 MHz in 11 of 13 regions (includes all major metropolitan areas)(1)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide

(1)	Pending anticipated award of spectrum in early 2011.

We expect to pursue opportunities to acquire additional third generation spectrum in the future, including through our participation in the spectrum auction that is expected to be conducted in Argentina. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and build the networks that will provide services that use that spectrum.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of December 31, 2010 and 2009. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on our mobile networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2009	2,483	2,987	1,030	842	44	7,386
Net subscriber additions	836	374	124	286	21	1,641

Handsets in commercial service — December 31, 2010	3,319	3,361	1,154	1,128	65	9,027

Foreign Currency Exposure

Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. Historically, the value of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile. Recent volatility in the worldwide economy and in the economies of some of those countries has led to increased volatility in these currencies. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains or losses.

Brazilian Contingencies

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the year ended December 31, 2010.

As of December 31, 2010 and 2009, Nextel Brazil had accrued liabilities of $56.8 million and $13.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $182.6 million and $186.6 million as of December 31, 2010. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies

As of December 31, 2010 and 2009, Nextel Argentina had accrued liabilities of $35.1 million and $28.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

Operating revenues primarily consist of service revenues and revenues generated from the sale and rental of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation. Service revenues primarily consist of fixed monthly access charges for mobile telephone service and two-way radio service. Other components of service revenue include revenues from calling party pays programs where applicable and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our customers on other carriers’ networks and revenues generated from broadband data services we provide on our third generation networks.

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

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over one million accounts, it is impracticable to review the collectibility of each individual account when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, forecasted write-offs, age of the accounts receivable portfolio and other factors. Actual write-offs in the future could be impacted by general economic and business conditions that are difficult to predict and therefore may differ from our estimates. See “Item 1A. Risk Factors 2a. A decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.”

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

Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 3 to 20 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Most of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum may be limited. In light of these uncertainties we classify our licenses as finite lived intangible assets. Our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.

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

Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with the FASB’s authoritative guidance on accounting for contingencies. We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, loss contingencies if it is reasonably possible that a loss will occur or if the loss can be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. The FASB’s authoritative guidance requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.

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

Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2011. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2011 to determine the appropriate level of valuation allowances.

We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S., and during the first quarter of 2010, we determined that we will repatriate a total of $200 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2009, we included a $19.4 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $61.6 million in 2010 due to: (1) an increase resulting from our plan to repatriate an additional $200 million ($77.8 million tax effected) of undistributed earnings in the next three years, (2) a decrease from a $19.4 million tax effect on the distribution received from our Mexico subsidiaries, and (3) a $3.2 million increase due to the strengthening in the Mexican exchange rate against the U.S. dollar. As of December 31, 2010 this deferred tax liability was $81.0 million. Except for the earnings associated with this $81.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

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

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our customers and revenues generated from broadband data services we provide on our third generation networks. Digital handset and accessory revenues represent revenues we earn on the sale of digital handsets and accessories to our customers.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and costs relating to terminating calls originated on our network on other carriers’ networks and direct switch, as well as transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

As further discussed in the notes to our condensed consolidated financial statements, we adjusted our consolidated financial statements for the year ended December 31, 2008 for the retrospective application of the Financial Accounting Standards Board’s, or FASB’s, authoritative guidance for convertible debt instruments.

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2010, 2009 and 2008. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

				2009 to 2010	2008 to 2009
	2010	2009	2008	Percent Change	Percent Change

Brazilian real	1.76	2.00	1.83	12.0%	(9.3)%
Mexican peso	12.64	13.52	11.13	6.5%	(21.5)%
Argentine peso	3.91	3.73	3.16	(4.8)%	(18.0)%

1.	Year Ended December 31, 2010 vs. Year Ended December 31, 2009

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$5,347,724	95%	$4,153,548	94%	$1,194,176	29%
Digital handset and accessory revenues	253,592	5%	244,051	6%	9,541	4%

	5,601,316	100%	4,397,599	100%	1,203,717	27%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,506,019)	(27)%	(1,225,222)	(28)%	(280,797)	23%
Cost of digital handset and accessory sales	(723,115)	(13)%	(623,733)	(14)%	(99,382)	16%

	(2,229,134)	(40)%	(1,848,955)	(42)%	(380,179)	21%
Selling and marketing expenses	(680,434)	(12)%	(536,150)	(12)%	(144,284)	27%
General and administrative expenses	(1,261,355)	(22)%	(902,313)	(21)%	(359,042)	40%
Depreciation and amortization	(552,980)	(10)%	(433,304)	(10)%	(119,676)	28%

Operating income	877,413	16%	676,877	15%	200,536	30%
Interest expense, net	(342,204)	(6)%	(218,844)	(5)%	(123,360)	56%
Interest income	28,841	—	25,586	1%	3,255	13%
Foreign currency transaction gains, net	52,374	1%	104,866	2%	(52,492)	(50)%
Other expense, net	(18,686)	—	(2,308)	—	(16,378)	NM

Income before income tax provision	597,738	11%	586,177	13%	11,561	2%
Income tax provision	(256,686)	(5)%	(204,686)	(4)%	(52,000)	25%

Net income	$341,052	6%	$381,491	9%	$(40,439)	(11)%

NM-Not Meaningful

During 2010, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil and Mexico. We also experienced a lower consolidated customer turnover rate in 2010 compared 2009, which resulted primarily from improving economic conditions, as well as the initiatives we implemented in 2009 and continued throughout 2010 to stabilize customer turnover rates in our markets.

We continued to invest in coverage expansion and network improvements during 2010, resulting in consolidated capital expenditures of $876.0 million, which represented a 20% increase from 2009. Almost half of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. Under our current business plan, we expect that the amounts invested to deploy our planned third generation networks in Brazil, Mexico and Chile and to expand the coverage and improve the quality and capacity of our iDEN networks will continue to represent the majority of our consolidated capital expenditure investments for 2011. We expect to incur significant additional capital expenditures in 2011 and 2012 as we pursue our strategy of building third generation networks, and we may incur additional capital expenditures if we are able to acquire spectrum and deploy a third generation network in Argentina.

We believe that our planned deployment of third generation networks will enable us to offer new and differentiated services to a larger base of customers. We expect to incur significant expenses associated with the deployment phase of these networks, particularly general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate our operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment in 2011 and 2012.

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the year ended December 31, 2010 compared to 2009. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during 2010 compared to 2009.

1.	Operating revenues

The $1,194.2 million, or 29%, increase in consolidated service and other revenues from 2009 to 2010 is primarily due to a 21% increase in the average number of total digital handsets in service, which resulted from the continued demand for our services, the balanced growth and expansion strategies in our markets and an improvement in customer retention. These increases were also the result of an increase in consolidated average revenue per subscriber, largely due to the appreciation in the average value of the Brazilian real.

2.	Cost of revenues

The $280.8 million, or 23%, increase in consolidated cost of service from 2009 to 2010 is principally a result of the following:

•	a $173.1 million, or 28%, increase in consolidated interconnect costs, mostly in Brazil, resulting from an increase in the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges;

•	a $66.6 million, or 38%, increase in consolidated service and repair costs, also primarily in Brazil, caused by an increase in repair cost per subscriber related to a change in the mix of handsets in Brazil toward more mid and high tier handsets, as well as an increase in the number of customers participating in the handset maintenance programs in our markets.

The $99.4 million, or 16%, increase in consolidated cost of digital handset and accessory sales from 2009 to 2010 is largely the result of an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

The $144.3 million, or 27%, increase in consolidated selling and marketing expenses from 2009 to 2010 is principally a result of the following:

•	a $57.2 million, or 28%, increase in consolidated direct commissions and payroll expenses, mostly in Brazil, due to an increase in gross subscriber additions by internal sales personnel, as well as an increase in consolidated sales and marketing personnel;

•	a $49.5 million, or 27%, increase in consolidated indirect commissions, primarily in Brazil and Mexico, due to an increase in gross subscriber additions generated by external sales personnel in Brazil and higher indirect commissions per gross subscriber addition in Mexico; and

•	a $31.7 million, or 26%, increase in consolidated advertising expenses, primarily in Brazil, related to promotions for new rate plans that were launched in 2010.

4.	General and administrative expenses

The $359.0 million, or 40%, increase in consolidated general and administrative expenses from 2009 to 2010 is largely due to the following:

•	a $219.8 million, or 51%, increase in consolidated general corporate costs, principally related to increases in revenue-based taxes in Brazil and higher personnel and consulting costs in some of our markets, both of which are largely related to the commencement of some of our third generation initiatives; and

•	a $90.1 million, or 36%, increase in consolidated customer care and billing operations expenses as a result of an increase in customer care personnel necessary to support larger customer bases in our markets.

5.	Depreciation and amortization

The $119.7 million, or 28%, increase in consolidated depreciation and amortization from 2009 to 2010 is the result of more consolidated property, plant and equipment in service, which resulted from the continued expansion of the coverage and capacity of both our iDEN and third generation networks.

6.	Interest expense, net

The $123.4 million, or 56%, increase in consolidated net interest expense from 2009 to 2010 is principally the result of interest incurred in connection with the issuance of our 10.0% senior notes in August 2009 and our 8.875% senior notes in December 2009.

7.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $52.4 million and $104.9 million for the years ended December 31, 2010 and 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

8.	Income tax provision

The $52.0 million, or 25% increase in consolidated income tax provision from 2009 to 2010 is primarily due to a $77.8 million U.S. tax provision for the future remittances of certain undistributed earnings from our Mexican subsidiaries, partially offset by an increase in tax deductible dividends declared by one of our markets.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The results of Nextel Chile are included in “Corporate and other.” A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,504,469	97%	$1,631,156	94%	$873,313	54%
Digital handset and accessory revenues	86,802	3%	103,481	6%	(16,679)	(16)%

	2,591,271	100%	1,734,637	100%	856,634	49%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(822,320)	(32)%	(588,076)	(34)%	(234,244)	40%
Cost of digital handset and accessory sales	(177,156)	(7)%	(139,489)	(8)%	(37,667)	27%

	(999,476)	(39)%	(727,565)	(42)%	(271,911)	37%
Selling and marketing expenses	(273,816)	(10)%	(198,091)	(11)%	(75,725)	38%
General and administrative expenses	(512,287)	(20)%	(313,656)	(18)%	(198,631)	63%

Segment earnings	$805,692	31%	$495,325	29%	$310,367	63%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 46% of consolidated operating revenues in both 2010 and 2009, and generated segment earnings margins of 31% and 29% in 2010 and 2009, respectively. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services.

We continued to invest in Brazil throughout 2010 in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. As a result, Nextel Brazil’s capital expenditures represented 49% of consolidated total capital expenditures during 2010. We believe that the quality and capacity of Nextel Brazil’s network, as well as its expanded coverage are contributing factors to its low customer turnover rate and increased subscriber growth.

The Brazilian regulatory authorities recently completed a series of spectrum auctions, including the auction of spectrum that could be used to support third generation services. Nextel Brazil participated in these auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro for a total bid price of approximately $121.7 million. Nextel Brazil plans to use the 1.9/2.1 GHz spectrum to support a third generation network that will utilize WCDMA technology and the 1.8 GHz spectrum to support its long-term strategy. The auction rules for these licenses provide that the successful bidder has the option to defer 90% of the purchase price for three years. The remainder of the purchase price is due in equal annual installments over the following six years at an interest rate of 1% per month, plus an inflation factor. The licenses relating to the spectrum won by Nextel Brazil in the auction is expected to be granted in early 2011 and will require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes. In addition, development and deployment of a third generation network in Brazil will require significant investments in capital expenditures. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that our planned deployment of a third generation network will enable us to offer new and differentiated services to a larger base of customers in Brazil. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that Nextel Brazil’s operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment in 2011 and 2012.

The average values of the Brazilian real for the year ended December 31, 2010 appreciated relative to the U.S. dollar by 12% compared to the average rates that prevailed during the year ended December 31, 2009. As a result, the components of Nextel Brazil’s results of operations for 2010, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses in our results than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil’s segment earnings increased $310.4 million, or 63%, from the year ended December 31, 2009 to the same period in 2010 as a result of the following:

1.	Operating revenues

The $873.3 million, or 54%, increase in service and other revenues from 2009 to 2010 is mostly the result of an increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into newer markets, as well as an increase in average revenues per subscriber, primarily resulting from the appreciation of the real.

2.	Cost of revenues

The $234.2 million, or 40%, increase in cost of service from 2009 to the same period in 2010 is primarily due to the following:

•	a $137.5 million, or 42%, increase in interconnect costs due to an increase in interconnect minutes of use for calls that terminate on other carriers’ networks;

•	a $46.0 million, or 60%, increase in service and repair costs due to an increase in the number of customers participating in Nextel Brazil’s handset maintenance program, as well as an increase in repair costs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets; and

•	a $42.2 million, or 27%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites in service in Brazil from December 31, 2009 to December 31, 2010.

The $37.7 million, or 27%, increase in cost of digital handset and accessory revenues from 2009 to 2010 is mostly due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the number of handset sales to new subscribers.

3.	Selling and marketing expenses

The $75.7 million, or 38%, increase in selling and marketing expenses from 2009 to 2010 is primarily due to the following:

•	a $30.5 million, or 35%, increase in direct commissions and payroll expenses due to an increase in gross subscriber additions by internal sales personnel and selling and marketing personnel necessary to support Nextel Brazil’s growing subscriber base;

•	a $23.4 million, or 49%, increase in indirect commissions due to an increase in new handset sales by indirect dealers; and

•	a $20.3 million, or 37%, increase in advertising expenses as a result of increased magazine and television campaigns during 2010.

4.	General and administrative expenses

The $198.6 million, or 63%, increase in general and administrative expenses from 2009 to 2010 is principally due to the following:

•	a $90.2 million, or 60%, increase in other general corporate costs due to an increase in revenue-based taxes and general and administrative personnel;

•	a $58.7 million, or 56%, increase in customer care and billing operations due to an increase in customer care personnel; and

•	a $23.4 million, or 81%, increase in bad debt expense related to Nextel Brazil’s operating revenue growth and a decrease in collection rates.

c.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,023,129	96%	$1,785,230	96%	$237,899	13%
Digital handset and accessory revenues	90,633	4%	76,634	4%	13,999	18%

	2,113,762	100%	1,861,864	100%	251,898	14%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(391,671)	(19)%	(360,755)	(19)%	(30,916)	9%
Cost of digital handset and accessory sales	(402,687)	(19)%	(359,425)	(19)%	(43,262)	12%

	(794,358)	(38)%	(720,180)	(38)%	(74,178)	10%
Selling and marketing expenses	(275,513)	(13)%	(235,224)	(13)%	(40,289)	17%
General and administrative expenses	(298,736)	(14)%	(253,350)	(14)%	(45,386)	18%

Segment earnings	$745,155	35%	$653,110	35%	$92,045	14%

Nextel Mexico comprised 38% of our consolidated operating revenues and generated a 35% segment earnings margin in 2010, which is consistent with the margin reported for 2009. Nextel Mexico’s segment earnings in 2010 include a $22.4 million refund of excess fees paid for spectrum use while Nextel Mexico’s applications to renew some of its spectrum licenses were pending. With the grant of these renewals, Nextel Mexico’s licenses became subject to a new reduced fee structure, which resulted in the receipt of this refund in the second quarter of 2010. During 2010, Nextel Mexico’s results of operations also reflected slightly lower average revenues per subscriber compared to 2009 primarily caused by the implementation of lower cost rate plans in response to the competitive environment in Mexico, partially offset by the appreciation in the average value of the peso relative to the U.S. dollar and the overall improvement in Mexico’s economy.

Beginning in 2007, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during 2010. Nextel Mexico is addressing these competitive actions by, among other things, launching attractively priced service plans, offering handsets at discounted prices and offering controlled rate plans to new and existing customers that provide for lower monthly rates for more limited service packages as part of the base plan and require customers to prepay for services beyond levels contemplated by the base plan. These competitive rate plans are also designed to encourage increased usage of the Direct Connect feature, which lowers expenses because it does not require the payment of call termination charges, but have resulted in slightly lower average revenues per subscriber. If these efforts to design more attractive plans prove unsuccessful, gross subscriber additions in Mexico could be adversely affected.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $128.6 million in 2010, which represents 15% of our consolidated total capital expenditures in 2010 and which increased slightly compared to 2009. As a result of the recent spectrum auctions in Mexico, a subsidiary of Nextel Mexico was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We intend to utilize this spectrum to develop and deploy a third generation network in Mexico, and we expect to begin launching this third generation network in certain markets in Mexico in coming months, with a more extensive launch within the next 9 to 18 months. Development and deployment of a third generation network in Mexico will require significant investments in capital expenditures in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that our planned deployment of a third generation network will enable us to offer new and differentiated services to a larger base of customers in Mexico. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that our operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment in 2011 and 2012.

The average value of the Mexican peso for the year ended December 31, 2010 appreciated relative to the U.S. dollar by 7% compared to the average rate that prevailed during the year ended December 31, 2009. As a result, the components of Nextel Mexico’s results of operations in 2010 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Nextel Mexico’s segment earnings increased $92.0 million, or 14%, from 2009 to 2010 as a result of the following:

1.	Operating revenues

The $237.9 million, or 13%, increase in service and other revenues from 2009 to 2010 is primarily due to an increase in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico’s existing markets and the general improvement in Mexico’s economy, partially offset by a slight decrease in average revenue per subscriber.

2.	Cost of revenues

The $30.9 million, or 9%, increase in cost of service from 2009 to 2010 is largely due to an increase in the proportion of interconnect minutes of use for calls that terminate on other carriers’ networks, which generally have a higher cost per minute, partially offset by a $22.4 million refund that Nextel Mexico received in 2010 for excess fees paid for spectrum use while Nextel Mexico’s applications to renew some of its spectrum licenses were pending.

The $43.3 million, or 12%, increase in cost of digital handset and accessory revenues from 2009 to 2010 is largely due to an increase in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $40.3 million, or 17%, increase in selling and marketing expenses from 2009 to 2010 is principally the result of the following:

•	a $20.1 million, or 19%, increase in indirect commissions per gross subscriber addition resulting from fewer charge-backs in 2010 compared to 2009, as well as higher commissions paid to obtain higher value customers, and

•	a $13.4 million, or 19%, increase in direct commissions resulting from higher direct commission per gross subscriber addition.

4.	General and administrative expenses

The $45.4 million, or 18%, increase in general and administrative expenses from 2009 to 2010 is primarily due to $41.9 million in revenue-based taxes that Nextel Mexico began recognizing in January 2010, partially offset by a decrease in bad debt expense related to the launch of new control rate plans and the overall improvement in the Mexican economy.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$517,432	92%	$482,985	93%	$34,447	7%
Digital handset and accessory revenues	46,027	8%	36,735	7%	9,292	25%

	563,459	100%	519,720	100%	43,739	8%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(178,276)	(32)%	(176,011)	(34)%	(2,265)	1%
Cost of digital handset and accessory sales	(74,781)	(13)%	(65,137)	(12)%	(9,644)	15%

	(253,057)	(45)%	(241,148)	(46)%	(11,909)	5%
Selling and marketing expenses	(51,259)	(9)%	(43,430)	(8)%	(7,829)	18%
General and administrative expenses	(110,219)	(20)%	(86,339)	(17)%	(23,880)	28%

Segment earnings	$148,924	26%	$148,803	29%	$121	—

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

The average values of the Argentine peso for the year ended December 31, 2010 depreciated relative to the U.S. dollar by 5% from 2009. As a result, the components of Nextel Argentina’s results of operations for 2010 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Nextel Argentina’s segment earnings did not change significantly from 2009 to 2010; however, Nextel Argentina’s segment earnings margin decreased 3% from 2009 to 2010 primarily due to a $23.9 million, or 28%, increase in general and administrative expenses. The increase in general and administrative expenses primarily reflects the impact of a one-time turnover tax refund from the city of Buenos Aires received in the second quarter of 2009, as well as an increase in salaries and other employee benefits.

The changes in Nextel Argentina’s cost of revenues and selling and marketing expenses as percentages of its operating revenues from 2009 to 2010 were immaterial.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$281,995	90%	$241,282	90%	$40,713	17%
Digital handset and accessory revenues	30,021	10%	27,103	10%	2,918	11%

	312,016	100%	268,385	100%	43,631	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(100,048)	(32)%	(92,037)	(34)%	(8,011)	9%
Cost of digital handset and accessory sales	(62,810)	(20)%	(56,156)	(21)%	(6,654)	12%

	(162,858)	(52)%	(148,193)	(55)%	(14,665)	10%
Selling and marketing expenses	(55,783)	(18)%	(40,866)	(15)%	(14,917)	37%
General and administrative expenses	(71,112)	(23)%	(64,721)	(24)%	(6,391)	10%

Segment earnings	$22,263	7%	$14,605	6%	$7,658	52%

In December 2009, we commercially launched a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. We continue to develop and deploy transmitter and receiver sites in conjunction with the continued build-out of this network, and in April 2010, we commercially launched voice service on this network. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru. Coverage expansion and the build-out of Nextel Peru’s third generation network resulted in capital expenditures totaling $94.0 million in 2010, which represents 11% of our consolidated total capital expenditures in 2010. We expect to continue to incur significant expenses associated with the deployment phase of this third generation network in Peru, particularly general and administrative and selling and marketing expenses; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Nextel Peru’s segment earnings increased 52% from the year ended December 31, 2009 to the same period in 2010 due to a $40.7 million, or 17%, increase in service and other revenues largely attributable to a 30% increase in average digital subscribers, partially offset by a decrease in average revenue per subscriber. This increase in Nextel Peru’s service and other revenues was partially offset by a $14.9 million, or 37%, increase in selling and marketing expenses primarily resulting from more advertising campaigns in Peru throughout 2010.

The changes in Nextel Peru’s cost of revenues and general and administrative expenses as percentages of its operating revenues from 2009 to 2010 were immaterial.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2010	Revenues	2009	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$24,382	100%	$13,988	99%	$10,394	74%
Digital handset and accessory revenues	109	—	98	1%	11	11%

	24,491	100%	14,086	100%	10,405	74%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(15,083)	(62)%	(9,436)	(67)%	(5,647)	60%
Cost of digital handset and accessory sales	(5,681)	(23)%	(3,526)	(25)%	(2,155)	61%

	(20,764)	(85)%	(12,962)	(92)%	(7,802)	60%
Selling and marketing expenses	(24,087)	(98)%	(18,539)	(132)%	(5,548)	30%
General and administrative expenses	(278,700)	NM	(184,247)	NM	(94,453)	51%

Segment losses	$(299,060)	NM	$(201,662)	NM	$(97,398)	48%

NM-Not Meaningful

For the year ended December 31, 2010 and 2009, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. In September 2009, we participated in a spectrum auction in Chile in which we were the successful bidder for 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. In July 2010, we were awarded the rights to this spectrum. We plan to deploy a third generation network based on WCDMA technology that will operate on this spectrum in Chile. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. Deployment and expansion of this third generation network in Chile resulted in capital expenditures totaling $124.1 million for 2010, which represents 14% of our consolidated total capital expenditures for 2010. Deployment of our third generation network and other planned network expansions in Chile will require significant investments in capital expenditures in Chile over the next several years.

Segment losses increased from the year ended December 31, 2009 to the same period in 2010 primarily due to a $94.5 million increase in general and administrative expenses, which included a $44.6 million increase in corporate consulting costs and increased employee expenses, and a $15.6 million increase in corporate engineering management costs, all of which are largely related to the planned launch of third generation networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that our general and administrative expenses will continue to increase along with other operating expenses as we continue with our expansion plans and our new technology initiatives in Chile and in some of our other markets.

2.	Year Ended December 31, 2009 vs. Year Ended December 31, 2008

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$4,153,548	94%	$4,048,466	95%	$105,082	3%
Digital handset and accessory revenues	244,051	6%	220,914	5%	23,137	10%

	4,397,599	100%	4,269,380	100%	128,219	3%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,225,222)	(28)%	(1,110,927)	(26)%	(114,295)	10%
Cost of digital handset and accessory sales	(623,733)	(14)%	(585,391)	(14)%	(38,342)	7%

	(1,848,955)	(42)%	(1,696,318)	(40)%	(152,637)	9%
Selling and marketing expenses	(536,150)	(12)%	(568,864)	(13)%	32,714	(6)%
General and administrative expenses	(902,313)	(21)%	(831,778)	(20)%	(70,535)	8%
Depreciation and amortization	(433,304)	(10)%	(405,120)	(9)%	(28,184)	7%

Operating income	676,877	15%	767,300	18%	(90,423)	(12)%
Interest expense, net	(218,844)	(5)%	(205,516)	(5)%	(13,328)	6%
Interest income	25,586	1%	68,411	2%	(42,825)	(63)%
Foreign currency transaction gains (losses), net	104,866	2%	(120,572)	(3)%	225,438	(187)%
Other expense, net	(2,308)	—	(28,806)	(1)%	26,498	(92)%

Income before income tax provision	586,177	13%	480,817	11%	105,360	22%
Income tax provision	(204,686)	(4)%	(138,862)	(3)%	(65,824)	47%

Net income	$381,491	9%	$341,955	8%	$39,536	12%

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

See Note 5 to our consolidated financial statements for further information on the impact of the adoption of the FASB’s authoritative guidance on convertible debt instruments on our net interest expense.

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

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The results of Nextel Chile are included in “Corporate and other.” A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,631,156	94%	$1,262,838	95%	$368,318	29%
Digital handset and accessory revenues	103,481	6%	68,081	5%	35,400	52%

	1,734,637	100%	1,330,919	100%	403,718	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(588,076)	(34)%	(443,900)	(33)%	(144,176)	32%
Cost of digital handset and accessory sales	(139,489)	(8)%	(106,070)	(8)%	(33,419)	32%

	(727,565)	(42)%	(549,970)	(41)%	(177,595)	32%
Selling and marketing expenses	(198,091)	(11)%	(163,402)	(12)%	(34,689)	21%
General and administrative expenses	(313,656)	(18)%	(247,578)	(19)%	(66,078)	27%

Segment earnings	$495,325	29%	$369,969	28%	$125,356	34%

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

4.	General and administrative expenses

The $66.1 million, or 27%, increase in general and administrative expenses from 2008 to 2009 is mostly due to the following:

•	an increase in customer care personnel necessary to support Nextel Brazil’s larger customer base;

•	an increase in the number of retail stores in Brazil;

•	an increase in information technology expenses mostly related to higher consulting costs; and

•	an increase in bad debt expense related to Nextel Brazil’s subscriber growth.

c.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,785,230	96%	$2,047,113	96%	$(261,883)	(13)%
Digital handset and accessory revenues	76,634	4%	86,128	4%	(9,494)	(11)%

	1,861,864	100%	2,133,241	100%	(271,377)	(13)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(360,755)	(19)%	(401,846)	(19)%	41,091	(10)%
Cost of digital handset and accessory sales	(359,425)	(19)%	(360,828)	(17)%	1,403	(0)%

	(720,180)	(38)%	(762,674)	(36)%	42,494	(6)%
Selling and marketing expenses	(235,224)	(13)%	(317,620)	(15)%	82,396	(26)%
General and administrative expenses	(253,350)	(14)%	(288,603)	(13)%	35,253	(12)%

Segment earnings	$653,110	35%	$764,344	36%	$(111,234)	(15)%

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

2.	Cost of revenues

The $41.1 million, or 10%, decrease in cost of service from 2008 to 2009 is principally a result of the following:

•	$31.8 million, or 16%, decrease in interconnect costs, largely as a result of the depreciation of the Mexican peso and a decrease in interconnect minutes of use, partially offset by an increase in the proportion of mobile-to mobile minutes of use, which generally have a higher cost per minute; and

•	13% decrease in direct switch and transmitter and receiver site costs resulting from the depreciation of the Mexican peso, partially offset by an increase in the number of sites in service from 2008 to 2009.

3.	Selling and marketing expenses

The $82.4 million, or 26%, decrease in selling and marketing expenses from 2008 to 2009 is primarily a result of the following:

•	$56.2 million, or 35%, decrease in indirect commissions, primarily due to the depreciation of the Mexican peso, and a decrease in gross subscriber additions generated by Nextel Mexico’s external sales channels; and

•	$21.0 million, or 23%, decrease in direct commissions and payroll expenses, principally due to a decrease in gross subscriber additions generated by Nextel Mexico’s internal sales personnel and the depreciation of the Mexican peso.

4.	General and administrative expenses

The $35.3 million, or 12%, decrease in general and administrative expenses from 2008 to 2009 is primarily due to the depreciation of the Mexican peso.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$482,985	93%	$508,227	92%	$(25,242)	(5)%
Digital handset and accessory revenues	36,735	7%	46,097	8%	(9,362)	(20)%

	519,720	100%	554,324	100%	(34,604)	(6)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(176,011)	(34)%	(179,349)	(32)%	3,338	(2)%
Cost of digital handset and accessory sales	(65,137)	(12)%	(70,954)	(13)%	5,817	(8)%

	(241,148)	(46)%	(250,303)	(45)%	9,155	(4)%
Selling and marketing expenses	(43,430)	(8)%	(45,585)	(8)%	2,155	(5)%
General and administrative expenses	(86,339)	(17)%	(87,581)	(16)%	1,242	(1)%

Segment earnings	$148,803	29%	$170,855	31%	$(22,052)	(13)%

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

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$241,282	90%	$222,819	92%	$18,463	8%
Digital handset and accessory revenues	27,103	10%	20,571	8%	6,532	32%

	268,385	100%	243,390	100%	24,995	10%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(92,037)	(34)%	(80,804)	(33)%	(11,233)	14%
Cost of digital handset and accessory sales	(56,156)	(21)%	(45,220)	(19)%	(10,936)	24%

	(148,193)	(55)%	(126,024)	(52)%	(22,169)	18%
Selling and marketing expenses	(40,866)	(15)%	(30,340)	(12)%	(10,526)	35%
General and administrative expenses	(64,721)	(24)%	(44,469)	(18)%	(20,252)	46%

Segment earnings	$14,605	6%	$42,557	18%	$(27,952)	(66)%

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

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and Other	Year Ended	and Other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2009	Revenues	2008	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$13,988	99%	$8,704	100%	$5,284	61%
Digital handset and accessory revenues	98	1%	37	—	61	165%

	14,086	100%	8,741	100%	5,345	61%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(9,436)	(67)%	(6,263)	(72)%	(3,173)	51%
Cost of digital handset and accessory sales	(3,526)	(25)%	(2,319)	(26)%	(1,207)	52%

	(12,962)	(92)%	(8,582)	(98)%	(4,380)	51%
Selling and marketing expenses	(18,539)	(132)%	(11,917)	(136)%	(6,622)	56%
General and administrative expenses	(184,247)	NM	(163,547)	NM	(20,700)	13%

Segment losses	$(201,662)	NM	$(175,305)	NM	$(26,357)	15%

NM-Not Meaningful

For the years ended December 31, 2009 and 2008, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile.

The $20.7 million, or 13%, increase in general and administrative expenses from 2008 to 2009 is primarily due to an increase in corporate personnel expenses and increased consulting costs, both of which are largely related to the commencement of some of our new technology and other initiatives.

C.	Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of December 31, 2010, we had working capital, which is defined as total current assets less total current liabilities, of $2,167.9 million, a $93.5 million decrease compared to working capital of $2,261.4 million as of December 31, 2009. The decrease in working capital was primarily a result of the reclassification of $156.6 million in principal amount outstanding under Nextel Mexico’s syndicated loan facility, which is due in June 2011, as a current portion of long-term debt. As of December 31, 2010, our working capital includes $1,767.5 million in cash and cash equivalents, of which $210.0 million was held in currencies other than U.S. dollars, with 72% of that amount held in Mexican pesos. As of December 31, 2010, our working capital also includes $537.5 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term investments held in U.S. dollars is maintained in money market funds and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments.

We recognized net income of $341.1 million for the year ended December 31, 2010 compared to $381.5 for the year ended December 31, 2009. During the years ended December 31, 2010 and 2009, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Our long-term business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks. Consistent with this strategy, we have substantially expanded the coverage of our iDEN network, particularly in Brazil, have made significant capital investments to enhance the quality and capacity of our iDEN networks in all of our markets, have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying a similar network in Chile. In addition, as discussed in more detail above, we have also commenced our efforts to develop and deploy third generation networks in Brazil and Mexico, and we plan to commercially launch services in those markets and in Chile over the next 18 months. We expect our capital expenditures will materially increase in 2011 and 2012 as we pursue our strategy of building third generation networks, and we may incur additional capital expenditures if we are able to acquire spectrum and deploy a third generation network in Argentina. We expect our current cash, cash equivalent and investment balances and anticipated future cash flows will be sufficient to meet our funding needs to support our current business and our planned deployment of third generation networks in 2011. We believe that it will be necessary for us to access the credit and capital markets in subsequent years to fund our requirements beyond 2011, meet our repayment obligations with respect to our existing indebtedness, pay the purchase price for spectrum we expect to be awarded in Brazil and, if applicable, acquire spectrum and deploy a third generation network in Argentina. We are pursuing various financing alternatives, including U.S. capital market transactions, vendor financing, license financing offered in connection with the award of spectrum in Brazil and local bank financing, all of which can be used to provide funding to support both our planned deployment of third generation networks and our debt service obligations. We expect to raise additional funding using one or more of these alternatives in 2011.

Cash Flows

	Year Ended December 31,			Change from	Change from
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in thousands)

Cash and cash equivalents, beginning of year	$2,504,064	$1,243,251	$1,370,165	$1,260,813	$(126,914)
Net cash provided by operating activities	890,814	864,755	796,423	26,059	68,332
Net cash used in investing activities	(1,176,737)	(796,360)	(690,541)	(380,377)	(105,819)
Net cash (used in) provided by financing activities	(461,163)	1,215,306	(106,181)	(1,676,469)	1,321,487
Effect of exchange rate changes on cash and cash equivalents	10,523	(22,888)	(126,615)	33,411	103,727

Cash and cash equivalents, end of year	$1,767,501	$2,504,064	$1,243,251	$(736,563)	$1,260,813

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

Our operating activities provided us with $890.8 million of cash during 2010, a $26.1 million, or 3%, increase from 2009. Our operating activities provided us with $864.8 million of cash during 2009, a $68.3 million, or 9%, increase from 2008. Both increases were primarily due to higher operating income resulting from our profitable growth strategy, partially offset by increases in working capital investments due to the continued growth of our business, as well as higher interest expense primarily associated with the $1.3 billion principal amount of senior notes we issued in 2009.

We used $1,176.7 million of cash in our investing activities during 2010, a $380.4 million increase from 2009, primarily due to a $418.5 million increase in cash used to purchase investments, net of proceeds from sales.

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

We used $461.2 million of cash in our financing activities during 2010, primarily due to $443.0 million in purchases of our convertible notes, as well as repayments of our short-term financings in Brazil, partially offset by $130.0 million in borrowings under Nextel Peru’s syndicated loan facility and borrowings under our short-term financings in Brazil.

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

D.	Future Capital Needs and Resources

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

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including sales commissions and the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign exchange rates.

Financing Activities.  During much of 2008, the capital markets were largely unavailable or unattractive to raise capital because of the global economic recession. As a result, we did not pursue any new financing initiatives during 2008. Beginning in the first quarter of 2009, we began executing a number of smaller, short-term financing initiatives in Brazil to provide capital in that market. As the global economic conditions improved during the year, the U.S. high yield market began to open to a larger number of potential issuers. We took advantage of this opportunity, and in the second half of 2009, we issued $1.3 billion of senior notes through two transactions. We are pursuing various financing alternatives, including U.S. capital market transactions, vendor financing, license financing offered in connection with the award of spectrum in Brazil and local bank financing, all of which can be used to provide funding to support both our planned deployment of third generation networks and our debt service obligations. We expect to raise additional funding using one or more of these alternatives in 2011.

The following is a summary of the significant financing transactions we have executed over the last three years. We currently intend to use the proceeds we raised from these transactions to support the continued growth of our business and to fund our third generation business plan.

In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 2.30% and 2.25% as of December 31, 2010 and 2009, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.05% and 2.00% as of December 31, 2010 and 2009, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. During the fourth quarter of 2007 and the first quarter of 2008, Nextel Brazil borrowed all of the amounts available under its syndicated loan facility.

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

In December 2009, Nextel Peru entered into a $130.0 million syndicated loan agreement, the proceeds of which will be used for capital expenditures, general corporate purposes and the repayment of short-term intercompany debt. During 2010, Nextel Peru borrowed all amounts available under this facility.

Throughout 2009 and 2010, Nextel Brazil also entered into a number of short-term working capital financing arrangements, including the financing of imported handsets and infrastructure in Brazil. Funding for both types of arrangements was provided by lenders based in Brazil.

In June 2010, we purchased $100.0 million face amount of our 3.125% convertible notes through a series of open market purchases for an aggregate purchase price of $94.7 million. Also in June 2010, we purchased $31.4 million face amount of our 2.75% convertible notes through a series of open market purchases for an aggregate purchase price of $31.4 million.

In the third quarter of 2010, the noteholders of our 2.75% convertible notes executed their put options that required us to purchase $182.4 million principal amount of these notes. In addition, we exercised our call option and redeemed the remaining $136.3 million in outstanding principal amount of these notes during the third quarter of 2010.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating expenses and capital expenditures related to the deployment of third generation networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum, in Argentina;

•	payments in connection with existing and future spectrum purchases;

•	debt service requirements, including significant upcoming maturities in the next two years, and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, other than in Mexico, Brazil, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments, vendor financing or other available financing.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2010. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$37,500	$1,218,750	$—	$23	$1,256,273
Senior notes(1)	124,375	248,750	248,750	1,557,500	2,179,375
Tower financing obligations(1)	62,386	124,844	125,019	222,986	535,235
Syndicated loan facilities(2)	276,475	154,189	41,995	11,838	484,497
Capital lease obligations(3)	21,194	42,382	39,093	121,950	224,619
Spectrum fees(4)	37,738	229,952	229,952	1,499,873	1,997,515
Operating lease(5)	180,938	297,968	241,831	334,370	1,055,107
Purchase obligations(6)	1,597,457	95,254	49,100	7,793	1,749,604
Import financing(7)	130,515	—	—	—	130,515
Brazil credit paper(8)	42,117	23,589	—	—	65,706
Other long-term obligations(9)	30,797	36,834	52,523	203,820	323,974

Total contractual commitments	$2,541,492	$2,472,512	$1,028,263	$3,960,153	$10,002,420

(1)	These amounts include estimated principal and interest payments over the full term of the obligation, assuming the current payment schedule.

(2)	These amounts include principal and interest payments associated with Nextel Mexico, Nextel Brazil and Nextel Peru’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements, including with American Tower Corporation, or American Tower, and our corporate aircraft lease. The amounts related to our aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our corporate aircraft.

(4)	These amounts do not include fees related to the third generation spectrum licenses in Brazil that have not yet been granted, nor do they include variable fees based on certain operating revenues, and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(7)	This amount represents principal and interest payments due under our import financing agreements in Brazil.

(8)	These amounts represent principal and interest payments due under our working capital loans with certain Brazilian banks.

(9)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

In addition to these contractual obligations, as discussed in Note 7 to the accompanying consolidated financial statements, we entered into an agreement with Motorola in September 2006, which requires us to purchase a minimum number of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2011 were not stipulated in the agreement as they will be negotiated annually. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2011 until each year’s prices and handset mix are negotiated, and therefore, they are not included in the table above.

Once awarded, we will also be obligated to pay the purchase price for the spectrum licenses in Brazil for which we were the successful bidder in the auctions completed in December 2010. The total U.S. dollar equivalent purchase price for licenses that we won is $836.1 million, payable in Brazilian reais. The auction rules for these licenses provide that the successful bidder has the option to defer 90% of the purchase price for three years. The remainder of the purchase price is due in equal annual installments over the following six years at an interest rate of 1% per month, plus an inflation factor.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $876.0 million for the year ended December 31, 2010, $733.2 million for the year ended December 31, 2009 and $832.9 million for the year ended December 31, 2008. In each of these years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our networks in Mexico and Brazil and, for 2009 and 2010, for the deployment of our third generation network in Peru.

Our business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks. Consistent with this strategy, we have made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. We also have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying similar networks in Chile, Brazil and Mexico. In addition, we plan to participate in the spectrum auction that is expected to be conducted in Argentina, and if we are successful in acquiring spectrum in that auction, we plan to deploy a third generation network there consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum and deployment of new third generation networks across our markets, as well as our expansion of the capacity of our iDEN networks, will result in a significant increase in our capital expenditures in the applicable markets in 2011 and 2012, with the amount and timing of those additional capital expenditures dependent on, among other things, the payment rules associated with the spectrum and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments and proceeds from external financing sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•	the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the extent to which we must add capacity to our networks to meet the demand of our growing customer base;

•	the amount we spend to deploy the third generation networks in Brazil, Mexico, Peru and Chile;

•	the costs we incur in connection with future spectrum acquisitions and the development and deployment of any third generation networks in Argentina; and

•	the costs we incur in connection with non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices.

Future Outlook.  Our long-term business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks in Brazil, Mexico, Peru and Chile. We expect our capital expenditures will increase materially in 2011 and 2012 as we pursue our strategy of building third generation networks, and we may incur additional capital expenditures if we are able to acquire spectrum and deploy a third generation network in Argentina. We expect our current cash, cash equivalents and investment balances and anticipated future cash flows will be sufficient to meet our funding needs to support our current business and our planned deployment of third generation networks in 2011. We believe that it will be necessary for us to access the credit and capital markets in subsequent years to fund our requirements beyond 2011, meet our repayment obligations with respect to our existing indebtedness, pay the purchase price for spectrum we expect to be awarded in Brazil and, if applicable, acquire spectrum and deploy a third generation network in Argentina.

The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness, including $1.1 billion principal amount of our 3.125% convertible notes that matures in June 2012 and most of the $459.0 million in syndicated loan facilities due during the next five years.

We are pursuing various financing alternatives, including U.S. capital market transactions, vendor financing, license financing offered in connection with the award of spectrum in Brazil and local bank financing, that can be used to provide funding to support both our planned deployment of third generation networks and our debt service obligations. We expect to raise additional funding using one or more of these alternatives in 2011. The indebtedness that we may incur in 2011 and in subsequent years in order to fund our business plans and for refinancing may be significant.

In making this assessment of our funding needs under our current business plans, we have considered:

•	cash and cash equivalents on hand and short- and long-term investments available to fund our operations;

•	expected cash flows from operations;

•	the cost and timing of spectrum payments, including the spectrum for which we were the successful bidder in the recently completed spectrum auctions in Brazil;

•	the anticipated level of capital expenditures, including to meet minimum build-out requirements, relating to our planned deployment of the third generation networks in Brazil, Mexico, Peru and Chile;

•	our assumption that there will not be significant fluctuations in values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service, which includes significant maturities in the next several years; and

•	income taxes.

In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein as to the adequacy of the available sources of cash, could change significantly:

•	if our plans change;

•	if we decide to expand into new markets or expand our geographic coverage or network capacity in our existing markets beyond our current plans, as a result of the construction of additional portions of our networks or the acquisition of competitors or others;

•	if currency values in our markets depreciate relative to the U.S. dollar in a manner contrary to our expectations;

•	if economic conditions in any of our markets change;

•	if competitive practices in the mobile wireless telecommunications industry in certain of our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

Any of these events or circumstances could result in significant funding needs beyond those contemplated by our current plans as described above, and could require us to raise even more capital than currently anticipated to meet those needs. Our ability to seek additional capital is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

Market conditions in debt and equity markets in the United States and global markets during 2008 and part of 2009 resulted in a substantial decline in the amount of funding available to corporate borrowers compared to prior periods as the global economic downturn affected both the availability and terms of financing. Although conditions in the debt and equity markets in the United States improved in the second half of 2009 and throughout 2010, volatility in those markets could make it more difficult or more costly for us to raise additional capital in order to meet our future capital needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. Risk Factors 4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.”

E.	Effect of Inflation and Foreign Currency Exchange

Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, a significant portion of our long-term debt, including some long-term debt incurred by our operating subsidiaries, is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. We conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments.

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

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted but must be applied on a retroactive basis. We adopted this new guidance on its effective date of January 1, 2011, and we are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes, our senior notes, the remainder of our syndicated loan facility in Mexico and our syndicated loan facilities in Brazil and Peru. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil, Nextel Argentina and Nextel Chile pay the purchase price for some capital assets and the majority of handsets in U.S. dollars, but generate revenue from their operations in local currency.

We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2010, Nextel Mexico and Nextel Brazil entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The values of these instruments are not material.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. Nextel Mexico has entered into an interest rate swap agreement to hedge its exposure to interest rate risk. The values of this instrument is not material. As of December 31, 2010, $2,696.2 million, or 81%, of our total consolidated debt was fixed rate debt, and the remaining $646.4 million, or 19%, of our total consolidated debt was variable rate debt.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2010 for our fixed rate debt obligations, including our convertible notes, our senior notes, our syndicated loan facilities in Mexico, Brazil and Peru, our tower financing obligations and our interest rate swap, as well as the notional amounts of our purchased currency call options and written currency put options, all of which have been determined at their fair values.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2009 reflect changes in applicable market conditions during 2010. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2010		2009
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$4,489	$1,104,749	$5,028	$5,324	$2,252	$1,331,636	$2,453,478	$2,559,478	$2,988,604	$2,898,424
Average Interest Rate	5.5%	3.1%	5.6%	5.6%	2.6%	9.4%	6.6%		6.0%
Fixed Rate (MP)	$6,917	$8,172	$9,667	$11,454	$13,592	$81,913	$131,715	$131,715	$129,482	$129,482
Average Interest Rate	15.7%	15.7%	15.7%	15.7%	15.7%	15.6%	15.6%		15.8%
Fixed Rate (BR)	$5,673	$6,784	$8,264	$8,484	$10,952	$70,899	$111,056	$111,056	$179,378	$181,039
Average Interest Rate	20.1%	20.9%	21.5%	24.0%	24.1%	22.8%	22.7%		17.9%
Variable Rate (US$)	$392,904	$116,781	$27,258	$27,258	$11,429	$11,428	$587,058	$585,281	$416,081	$403,079
Average Interest Rate	2.1%	3.2%	4.6%	4.6%	5.7%	5.7%	2.7%		1.9%
Variable Rate (BR)	$37,012	$22,341	$—	$—	$—	$—	$59,353	$61,509	$—	$—
Average Interest Rate	12.1%	12.1%	0.0%	0.0%	0.0%	0.0%	12.1%		0.0%
Interest Rate Swap:
Variable to Fixed	$156,600	$—	$—	$—	$—	$—	$156,600	$(1,190)	$156,600	$(1,246)
Average Pay Rate	1.6%	—	—	—	—	—	1.6%		1.4%
Average Receive Rate	2.7%	—	—	—	—	—	2.7%		2.0%
Foreign Currency Exchange Options:
Notional Amount	$159,075	$—	$—	$—	$—	$—	$159,075	$142	$139,000	$1,620
Average Strike Price	$0.07 - 0.54	$—	$—	$—	$—	$—	$0.07 - 0.54		$0.07 - 0.08

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company’s internal controls over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment using the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment and the determination that a material weakness exists, as described below, management has concluded that as of December 31, 2010, our internal control over financial reporting was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected in a timely manner.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm.

During the fourth quarter of 2010, we identified accounting errors in our Brazil operating segment related to the incorrect recording of payments for, and our right to seek reimbursement for, certain value-added taxes, or VAT. In October 2009, changes in tax laws in Brazil resulted in our Brazil operating segment no longer being able to request reimbursement from its customers for certain VAT payments due to the Brazilian government with respect to subscriber equipment sold to those customers. Historically, the payment of VAT had not been recorded as an expense by our Brazil operating segment because those taxes were offset by collections from our customers to whom the subscriber equipment was sold. When the change in tax law took effect, our Brazil operating segment correctly discontinued its past practice of recovering the VAT payments from its customers, but failed to properly record an expense for the unrecovered VAT payments. Accordingly, we concluded that the operation of our controls over the communication and incorporation of changes in tax laws into our internal reporting procedures failed. These errors, which were attributable to the results included in our condensed consolidated financial statements for the three month and year to date periods ended March 31, June 30, and September 30, 2010 and, to a lesser degree, for the year ended December 31, 2009, were identified and recorded as an out-of-period adjustment of $25.6 million during the three months ended December 31, 2010.

In addition, as disclosed in our quarterly report on Form 10-Q for the three months ended September 30, 2010, management concluded that our disclosure controls and procedures were not effective at that time as a result of our inclusion of $27.6 million in revenue-based tax credits in the results for our Brazil operating segment in our press release issued on October 28, 2010, which reported certain of our operating and financial results for the three months ended September 30, 2010. Subsequent to the issuance of this press release and prior to the filing of our quarterly report on Form 10-Q for the three months ended September 30, 2010, we determined that we did not, at that time, have sufficient documentation to support the recognition of credits in the reported amounts, and accordingly eliminated their impact in our financial statements included in our quarterly report on Form 10-Q for the three months ended September 30, 2010. During the fourth quarter of 2010, we obtained the additional documentation necessary to support the recognition of approximately $9.0 million of revenue-based tax credits in Brazil, the impact of which is reflected in our results for the three months ended December 31, 2010 and for the year ended December 31, 2010 included in this annual report on Form 10-K.

The errors in recording VAT expense and the reporting in our press release of the revenue-based tax credits without sufficient supporting documentation were not material and did not require adjustments to, or restatements of, our financial statements for the prior periods; nevertheless, we determined that our controls were not effective at preventing what could have been material errors in our financial statements. Accordingly, we concluded that circumstances identified below as underlying factors contributing to these errors in recording VAT expense and the reporting in our press release of the revenue-based tax credits without sufficient supporting documentation constitute a material weakness in our internal controls over financial reporting.

The Company has completed an assessment related to the control failure and the underlying factors contributing to the errors in recording VAT expense identified in the fourth quarter of 2010 and the improper reporting of revenue-based tax credits identified in the third quarter of 2010 in our Brazil operating segment. These factors, which relate solely to our Brazil operating segment, include:

•	understaffing and turnover of personnel in key job functions within the accounting department;

•	lack of documentation of key procedures related to the financial close process;

•	insufficient training for newly hired personnel; and

•	underinvestment in systems resulting in increased and inappropriate reliance on manual spreadsheets and procedures.

In light of the material weakness identified and the underlying factors that increase the level of risk related to financial reporting, we have performed additional procedures, including reviews and validations by groups other than those performing the financial close procedures in our Brazil operating segment, to ensure that the financial results are reliable.

Plan for Remediation of Material Weakness that Existed as of December 31, 2010

In order to remediate the material weakness discussed above, the Company, led by our chief financial officer and our vice president, chief accounting officer and controller, has taken and is taking the following actions in our Brazil operating segment:

•	instituting a more rigorous process related to the incorporation of the impact of changes in tax law into the financial close process;

•	redesigning the organizational structure within the accounting department, significantly expanding the number of employees within the department and adding an additional layer of management review;

•	modifying the compensation structure in order to improve the retention of key personnel;

•	preparing detailed documentation reflecting the actions to be taken in connection with the financial close process, including clearly defining key tasks and actions and the positions responsible for those tasks and actions;

•	providing training to the accounting department staff related to the use and operation of reporting systems and to departmental operating procedures, including with respect to the financial close process; and

•	identifying and implementing the tools and system modifications needed to reduce reliance on manual procedures and increase the number of preventive controls built into our financial close process.

While some of the remediation actions in our Brazil operating segment have already occurred, we expect that the remaining actions will be completed during the first and second quarters of 2011. We believe the underlying factors that resulted in the improper reporting of the impact of certain revenue-based tax credits in the third quarter of 2010 are the same as those that led to the errors in recording VAT expense identified in the fourth quarter of 2010, and that the actions we have taken and are continuing to take as discussed in our plan for remediation will address the underlying factors that led to both the improper reporting of revenue-based tax credits and the errors in recording VAT expense in our Brazil operating segment.

Changes in Internal Control over Financial Reporting

As discussed in more detail above and in our quarterly report on Form 10-Q for the three months ended September 30, 2010, management concluded that our disclosure controls and procedures were not effective at that time due to the improper reporting of the impact of certain revenue-based tax credits in the results for our Brazil operating segment in our press release issued on October 28, 2010.

In response to this matter, during the fourth quarter of 2010 we performed additional procedures, including reviews and validations by groups other than those performing the financial close procedures in our Brazil operating segment, to ensure that the financial results are reliable; provided training to the accounting department staff in our Brazil operating segment related to the use and operation of reporting systems and departmental operating procedures, including with respect to the financial close process; and allocated additional resources from other parts of the Company to assist with the financial reporting and close process in Brazil.

There were no additional actions taken in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. Financial statements and report of independent registered public accounting firm filed as part of this report are listed below:

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-52

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ Teresa S. Gendron
Teresa S. Gendron
Vice President and Controller
(On behalf of the registrant and as
Principal Accounting Officer)

February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

Signature	Title

/s/ Steven M. Shindler Steven M. Shindler	Executive Chairman of the Board of Directors

/s/ Steven P. Dussek Steven P. Dussek	Chief Executive Officer and Director

/s/ Gokul Hemmady Gokul Hemmady	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kevin L. Beebe Kevin L. Beebe	Director

/s/ Raymond P. Dolan Raymond P. Dolan	Director

/s/ Donald Guthrie Donald Guthrie	Director

/s/ Charles M. Herington Charles M. Herington	Director

/s/ Carolyn Katz Carolyn Katz	Director

/s/ Rosendo G. Parra Rosendo G. Parra	Director

/s/ John W. Risner John W. Risner	Director

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Brazil operating segment existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2010 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company changed the manner in which it measures fair value for financial assets and liabilities in 2008 and the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009.

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

/s/  PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2011

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$1,767,501	$2,504,064
Short-term investments	537,539	116,289
Accounts receivable, less allowance for doubtful accounts of $41,282 and $35,148	788,000	613,591
Handset and accessory inventory	227,191	188,476
Deferred income taxes, net	186,988	148,498
Prepaid expenses and other	393,658	220,210

Total current assets	3,900,877	3,791,128
Property, plant and equipment, net	2,960,046	2,502,189
Intangible assets, net	433,208	337,233
Deferred income taxes, net	486,098	494,343
Other assets	410,458	429,800

Total assets	$8,190,687	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$300,030	$186,996
Accrued expenses and other	827,253	641,624
Deferred revenues	158,690	136,533
Current portion of long-term debt	446,995	564,544

Total current liabilities	1,732,968	1,529,697
Long-term debt	2,818,423	3,016,244
Deferred revenues	20,476	22,071
Deferred credits	88,068	93,932
Other long-term liabilities	211,179	145,912

Total liabilities	4,871,114	4,807,856

Commitments and contingencies (Note 7)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2010 and 2009, no shares issued or outstanding — 2010 and 2009	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2010 and 2009, 169,661 shares issued and outstanding — 2010, 166,730 shares issued and outstanding — 2009	169	166
Paid-in capital	1,364,705	1,239,541
Retained earnings	2,015,950	1,674,898
Accumulated other comprehensive loss	(61,251)	(167,768)

Total stockholders’ equity	3,319,573	2,746,837

Total liabilities and stockholders’ equity	$8,190,687	$7,554,693

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Operating revenues
Service and other revenues	$5,347,724	$4,153,548	$4,048,466
Digital handset and accessory revenues	253,592	244,051	220,914

	5,601,316	4,397,599	4,269,380

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,506,019	1,225,222	1,110,927
Cost of digital handsets and accessories	723,115	623,733	585,391
Selling, general and administrative	1,941,789	1,438,463	1,400,642
Depreciation	518,774	404,062	372,542
Amortization	34,206	29,242	32,578

	4,723,903	3,720,722	3,502,080

Operating income	877,413	676,877	767,300

Other expense
Interest expense, net	(342,204)	(218,844)	(205,516)
Interest income	28,841	25,586	68,411
Foreign currency transaction gains (losses), net	52,374	104,866	(120,572)
Other expense, net	(18,686)	(2,308)	(28,806)

	(279,675)	(90,700)	(286,483)

Income before income tax provision	597,738	586,177	480,817
Income tax provision	(256,686)	(204,686)	(138,862)

Net income	$341,052	$381,491	$341,955

Net income, per common share, basic	$2.03	$2.30	$2.05

Net income, per common share, diluted	$1.99	$2.27	$2.02

Weighted average number of common shares outstanding, basic	168,160	166,042	166,927

Weighted average number of common shares outstanding, diluted	175,709	174,014	175,290

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
					Comprehensive (Loss)
					Income
					Unrealized
					(Loss) Income
					on
					Derivatives	Cumulative	Total
	Common Stock		Paid-in	Retained	and	Translation	Stockholders’
	Shares	Amount	Capital	Earnings	Investments	Adjustment	Equity

Balance, January 1, 2008	169,910	$170	$1,296,405	$951,452	$(1,901)	$74,633	$2,320,759
Net income	—	—	—	341,955	—	—	341,955
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(613,649)	(613,649)
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	542	—	542

Total comprehensive loss	—	—	—	—	—	—	(271,152)

Purchase of common stock	(5,555)	(5)	(242,665)	—	—	—	(242,670)
Share-based payment expense for equity-based awards	—	—	71,414	—	—	—	71,414
Exercise of stock options	1,427	1	33,771	—	—	—	33,772

Balance, December 31, 2008	165,782	166	1,158,925	1,293,407	(1,359)	(539,016)	1,912,123
Net income	—	—	—	381,491	—	—	381,491
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	373,272	373,272
Other losses on available-for-sale securities and derivatives, net of incomes taxes	—	—	—	—	(665)	—	(665)

Total comprehensive income	—	—	—	—	—	—	754,098

Tax deficiency on current period exercise of stock options	—	—	(5,267)	—	—	—	(5,267)
Share-based payment expense for equity-based awards	—	—	70,213	—	—	—	70,213
Exercise of stock options	948	—	15,670	—	—	—	15,670

Balance, December 31, 2009	166,730	166	1,239,541	1,674,898	(2,024)	(165,744)	2,746,837
Net income	—	—	—	341,052	—	—	341,052
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	109,411	109,411
Other losses on available-for-sale securities and derivatives, net of incomes taxes	—	—	—	—	(2,894)	—	(2,894)

Total comprehensive income	—	—	—	—	—	—	447,569

Share-based payment expense for equity-based awards	—	—	65,853	—	—	—	65,853
Exercise of stock options	2,931	3	57,682	—	—	—	57,685
Other	—	—	1,629	—	—	—	1,629

Balance, December 31, 2010	169,661	$169	$1,364,705	$2,015,950	$(4,918)	$(56,333)	$3,319,573

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$341,052	$381,491	$341,955
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	63,136	58,402	53,828
Depreciation and amortization	552,980	433,304	405,120
Provision for losses on accounts receivable	75,904	86,961	80,628
Foreign currency transaction (losses) gains, net	(52,374)	(104,866)	120,572
Deferred income tax benefit	(27,750)	(24,783)	(76,175)
Share-based payment expense	66,285	70,716	71,279
Other, net	23,711	(5,338)	24,277
Change in assets and liabilities:
Accounts receivable, gross	(223,259)	(184,640)	(207,630)
Handset and accessory inventory	37,299	(7,284)	(58,623)
Prepaid expenses and other	(4,492)	(44,644)	(13,030)
Other long-term assets	(137,751)	2,054	(63,365)
Accounts payable, accrued expenses and other	176,073	203,382	117,587

Net cash provided by operating activities	890,814	864,755	796,423

Cash flows from investing activities:
Capital expenditures	(691,759)	(649,578)	(806,610)
Purchase of long-term and short-term investments	(1,840,193)	(964,489)	(672,875)
Proceeds from sales of long-term and short-term investments	1,416,545	959,368	799,730
Transfers to restricted cash	(98,542)	(124,822)	(2,940)
Transfers from restricted cash	99,100	17,752	605
Payments for acquisitions, purchases of licenses and other	(61,888)	(34,591)	(8,451)

Net cash used in investing activities	(1,176,737)	(796,360)	(690,541)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,249,078	—
Borrowings under syndicated loan facilities	130,000	—	125,000
Proceeds from other borrowings	45,029	78,857	45,271
Proceeds from stock option exercise	57,685	15,671	33,772
Payments to purchase common stock	—	—	(242,665)
Purchases of convertible notes	(442,972)	—	—
Repayments under syndicated loan facilities	(87,117)	(89,673)	(57,744)
Repayments of import financing	(80,606)	(5,535)	—
Repayments of other borrowings	(83,182)	(33,092)	(9,815)

Net cash (used in) provided by financing activities	(461,163)	1,215,306	(106,181)

Effect of exchange rate changes on cash and cash equivalents	10,523	(22,888)	(126,615)

Net (decrease) increase in cash and cash equivalents	(736,563)	1,260,813	(126,914)
Cash and cash equivalents, beginning of year	2,504,064	1,243,251	1,370,165

Cash and cash equivalents, end of year	$1,767,501	$2,504,064	$1,243,251

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

Operations.  We provide wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our planned third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.

We provide our services under the NextelTM brand through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities, which we refer to as major business centers, where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer. Our planned third generation networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and meet the requirements of our spectrum licenses.

The services we offer include:

•	mobile telephone service;

•	mobile broadband services in markets where we have deployed third generation networks;

•	Nextel Direct Connect® service, which allows subscribers who use our iDEN network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, which allows subscribers who use our iDEN network to communicate instantly across national borders with Sprint Nextel subscribers using compatible handsets in the United States and with TELUS Corporation subscribers using compatible handsets in Canada;

•	data services, including text messaging services, mobile internet services, e-mail services, an Android-based open operating system, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced JavaTM enabled business applications; and

•	international roaming services.

We plan to offer similar and additional data services and applications on our planned third generation networks. We currently provide services on iDEN networks in the three largest metropolitan areas in each of Mexico, Brazil, Argentina, Peru and Chile, as well as in various other cities in each of these countries. In addition, we also provide services on WCDMA networks in various metropolitan areas in Peru.

Out-of-Period Adjustment.  During the fourth quarter of 2010, we identified accounting errors in our Brazil operating segment related to the recognition throughout 2010 of certain value-added tax credits, which we later determined were not recoverable. These errors, which were attributable to the results included in our condensed consolidated financial statements for the three months ended March 31, June 30, and September 30, 2010 and, to a lesser degree, for the year ended December 31, 2009, were identified and corrected as out-of-period adjustments during the three months ended December 31, 2010. The effect of correcting these errors as out-of-period adjustments understated net income by approximately $16.9 million and net income per basic and diluted common share by approximately $0.10 and $0.10, respectively, for the three months ended December 31, 2010. The correction of these errors was not material to our condensed consolidated financial statements as of and for the three months ended March 31, June 30, and September 30, 2010 nor was this correction material to our consolidated financial statements as of and for the year ended December 31, 2009.

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

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2010 and 2009, approximately $5,055.7 million and $4,765.0 million, respectively, of our assets were owned by Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.

Motorola is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel, is currently the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel’s recently announced plans to decommission its iDEN network over the coming years could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. This decommissioning could make it more difficult or costly for us to compete effectively in markets where we have not yet deployed our planned third generation networks. Lower levels of iDEN equipment purchases by Sprint Nextel could also increase our costs for network equipment and new network features, affect the development of new handsets and could impact Motorola’s willingness to support iDEN technology beyond their current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, including potentially as a result of adverse developments affecting Motorola’s operations, profitability, and financial condition or other business developments, our business will be materially adversely affected. See Note 7 for more information.

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

Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. For the years ended December 31, 2010 and 2009, we reported remeasurement gains in our income tax provision of $2.5 million and $5.5 million, respectively, both of which were related to Nextel Peru’s deferred tax assets and liabilities. For the year ended December 31, 2008, we reported remeasurement losses in our income tax provision of $3.2 million.

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

Supplemental Cash Flow Information.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$691,759	$649,578	$806,610
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	184,234	83,579	26,299

	$875,993	$733,157	$832,909

Interest costs
Interest expense, net	$342,204	$218,844	$205,516
Interest capitalized	10,814	12,472	10,345

	$353,018	$231,316	$215,861

Acquisitions of assets and business combinations
Fair value of assets acquired	$56,013	$28,158	$10,579
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—

	$56,013	$28,158	$10,579

Cash paid for interest, net of amounts capitalized	$250,122	$105,804	$118,080

Cash paid for income taxes	$351,627	$219,333	$247,419

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

For the year ended December 31, 2010, we had $135.2 million in non-cash financing primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers. For the year ended December 31, 2009, we had $134.2 million in non-cash financing primarily related to the short-term financing of imported handsets and infrastructure in both Brazil and Argentina and the financing of our corporate aircraft. For the year ended December 31, 2008, we did not have any material non-cash financing activities.

Managed Services Agreements.  In 2009, we entered into an agreement with Nokia Siemens Networks to manage our network operations infrastructure and a separate agreement with Hewlett Packard to manage our information technology infrastructure throughout Latin America. In connection with these agreements, about 10% of our employees became employees of these service providers during 2010. As a result, we recorded a pre-tax charge of $26.9 million in the fourth quarter of 2009 for severance benefits under ASC 712, “Compensation — Non-Retirement Post-Employment Benefits,” related to the workforce transition. Of the $26.9 million total pre-tax charge, we recorded $20.7 million in cost of service and $6.2 million in selling, general and administrative costs. The employee transition, as well as the cash payments for severance, occurred mostly during the first half of 2010.

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and other similarly structured funds.

Restricted Cash.  As of December 31, 2010, we had $152.6 million in restricted cash, $88.1 million of which was included in other current assets and was largely comprised of cash collateral supporting the issuance of a performance bond that was required in connection with our spectrum acquisition in Chile and the remainder of which was included in other long-term assets.

As of December 31, 2009, we had $144.9 million in restricted cash, $135.2 million of which was included in other long-term assets and was largely comprised of a debt service reserve account related to Nextel Brazil’s syndicated loan in Brazil and cash collateral supporting the issuance of a performance bond that was required in connection with our spectrum acquisition in Chile. The remainder of our restricted cash was included in other current assets as of December 31, 2009.

Short-Term Investments.  Our short-term investments consist of investments in U.S. treasury securities, investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from 3 to 18 months, as well as investments made by Nextel Brazil in two different investment funds. During 2008, our short-term investments also included the current portion of an investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset backed securities. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2010, 2009 and 2008, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of operations. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 6 for additional information.

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

obsolete and slow moving inventory. For the years ended December 31, 2010, 2009 and 2008, our provision for inventory losses was $1.8 million, $0.3 million and $5.2 million, respectively.

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

We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for network equipment and software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of 10 years. We include depreciation expense on our corporate aircraft capital lease and other capital leases in accumulated depreciation. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

Construction in progress includes internal and external labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. We do not depreciate assets under construction until they are ready for their intended use. We capitalize interest and other costs, including labor and software upgrades, which are applicable to the construction of, and significant improvements that enhance functionality to, our network equipment.

We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2010 and 2009, our asset retirement obligations were as follows (in thousands):

	2010	2009

Balance, January 1	$63,047	$49,701
New asset retirement obligations	5,165	5,071
Accretion	10,890	8,961
Settlement of asset retirement obligation	(137)	(4)
Foreign currency translation and other	(4,440)	(682)

Balance, December 31	$74,525	$63,047

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

We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize licenses acquired after our emergence from reorganization in 2002 over their estimated useful lives of 3 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 10 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects. However, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Most of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies on our licensed 800MHz spectrum is limited. In light of the uncertainty regarding the availability of alternative technologies and regarding the commercial life of any technology, including the iDEN technology, our ability to use our 800MHz spectrum for an indefinite period cannot be assured. As a result, we classify our licenses as finite lived assets.

Revenue Recognition.  Operating revenues primarily consist of service revenues and revenues generated from the sale and rental of digital handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes for which we are the primary obligor. Service revenues primarily include fixed monthly access charges for mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs where applicable and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long distance charges, international roaming revenues derived from calls placed by our customers on other carriers’ networks and revenues generated from broadband data services we provide on our third generation networks.

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

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the years ended December 31, 2010 and 2009, we had $192.2 million and $96.8 million, respectively, in revenue-based taxes and other excise taxes.

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

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over three million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

Customer Related Direct Costs.  We recognize all costs of handset sales when title and risk of loss passes upon delivery of the handset to the customer.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $155.1 million, $123.4 million and $109.9 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

As presented for the year ended December 31, 2010, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. During the third quarter of 2010, certain noteholders of our 2.75% convertible notes required us to purchase a portion of these notes. Subsequently, we exercised our call option and redeemed the remaining outstanding principal amount of these notes in the third quarter of 2010. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the year ended December 31, 2010, we did not include 9.3 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

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

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$341,052	168,160	$2.03

Effect of dilutive securities:
Stock options	—	2,796
Restricted stock	—	372
Convertible notes, net of capitalized interest and taxes	8,056	4,381
Diluted net income per common share:

Net income on which diluted earnings per share is calculated	$349,108	175,709	$1.99

	Year Ended December 31, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$381,491	166,042	$2.30

Effect of dilutive securities:
Stock options	—	707
Restricted stock	—	277
Convertible notes, net of capitalized interest and taxes	13,076	6,988
Diluted net income per common share:

Net income on which diluted earnings per share is calculated	$394,567	174,014	$2.27

	Year Ended December 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$341,955	166,927	$2.05

Effect of dilutive securities:
Stock options	—	1,121
Restricted stock	—	252
Convertible notes, net of capitalized interest and taxes	12,805	6,990
Diluted net income per common share:

Net income on which diluted earnings per share is calculated	$354,760	175,290	$2.02

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the year ended December 31, 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. We did not purchase any shares of our common stock during the years ended December 31, 2010 and 2009. We treat purchases of our common stock under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

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

Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2011. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2011 to determine the appropriate level of valuation allowances.

We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S., and during the first quarter of 2010, we determined that we will repatriate a total of $200 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2009, we included a $19.4 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $61.6 million in 2010 due to: (1) an increase resulting from our plan to repatriate an additional $200 million ($77.8 million tax effected) of undistributed earnings in the next three years, (2) a decrease from a $19.4 million tax effect on the distribution received from our Mexico subsidiaries, and (3) a $3.2 million increase due to the strengthening in the Mexican exchange rate against the U.S. dollar. As of December 31, 2010 this deferred tax liability was $81.0 million. Except for the earnings associated with this $81.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

Reclassifications.  We have reclassified some prior period amounts in our consolidated financial statements to conform to our current year presentation.

New Accounting Pronouncements.  In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. The updated authoritative guidance will be effective and shall be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted but must be applied on a retroactive basis. We adopted this new guidance on its effective date of January 1, 2011, and we are currently evaluating the potential impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

2.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	December 31,
	2010	2009
	(in thousands)

Land	$7,719	$7,365
Leasehold improvements	146,305	122,364
Digital mobile network equipment and network software	3,889,973	3,144,673
Office equipment, furniture and fixtures and other	648,521	487,051
Corporate aircraft capital lease	42,747	42,747
Less: Accumulated depreciation and amortization	(2,028,266)	(1,451,219)

	2,706,999	2,352,981
Construction in progress	253,047	149,208

	$2,960,046	$2,502,189

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	December 31, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(In thousands)

Amortizable intangible assets:
Licenses	$559,895	$(129,124)	$430,771	$426,888	$(89,655)	$337,233
Trade name and other	4,160	(1,723)	2,437	1,640	(1,640)	—

Total intangible assets	$564,055	$(130,847)	$433,208	$428,528	$(91,295)	$337,233

The gross carrying value of our licenses as of December 31, 2010 primarily represents the licenses we acquired in connection with our purchase of Cosmofrecuencias in Mexico during 2006.

Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2010 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2011	$36,893
2012	38,706
2013	38,706
2014	38,706
2015	38,499

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. We anticipate that amortization expense will increase significantly in the future in association with our recent successful bid for spectrum in Brazil, which we expect will be awarded in early 2011. During the years ended December 31, 2010 and 2009, we did not acquire, dispose of or write down any material amounts of goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Details

Accrued Expenses and Other.

The components are as follows:

	December 31,
	2010	2009
	(in thousands)

Non-income based taxes	$147,290	$133,298
Payroll related items and commissions	104,505	114,517
Network system and information technology	120,610	77,281
Capital expenditure	168,796	70,357
Accrued interest	39,115	42,415
Other	246,937	203,756

	$827,253	$641,624

5.	Debt

	December 31,
	2010	2009
	(in thousands)

Senior notes, net	$1,279,524	$1,277,207
Convertible notes, net	1,043,236	1,440,040
Syndicated loan facilities	458,964	416,081
Tower financing obligations	175,932	174,497
Capital lease obligations	114,303	110,063
Brazil import financing	128,094	76,392
Other	65,365	86,508

Total debt	3,265,418	3,580,788
Less: current portion	(446,995)	(564,544)

	$2,818,423	$3,016,244

Senior Notes.

10.0% Senior Notes due 2016.  In August 2009, we issued senior notes with $800.0 million aggregate principal amount due at maturity for total cash proceeds of $762.5 million, after deducting original issue discount and commissions. We also incurred $0.9 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Holdings’ 3.125% convertible notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15

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

8.875% Senior Notes due 2019.  In December 2009, we issued senior notes with $500.0 million aggregate principal amount due at maturity for total cash proceeds of about $486.6 million, after deducting original issue discount and commissions. We also incurred $0.5 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp. and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Capital Corp.’s 10.0% senior notes, NII Holdings’ 3.125% convertible notes. The notes will also be senior to any of NII Capital

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

Convertible Notes.

3.125% Convertible Notes.  In May 2007, we privately placed $1.0 billion aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes, and we received total gross proceeds of $1.2 billion. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we are amortizing into interest expense over the term of the 3.125% notes. Our 3.125% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt.

The 3.125% notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007, and will mature on June 15, 2012, when the entire principal balance will be due. In addition, and subject to specified exceptions, the noteholders have the right to require us to purchase the notes at a purchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the purchase date upon the occurrence of a fundamental change.

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

For the fiscal quarter ended December 31, 2010, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2010. As a result, the conversion contingency was not met as of December 31, 2010. We have the option to satisfy the conversion of the 3.125% notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative in accordance with the FASB’s authoritative guidance for derivatives. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2010, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

As presented for the years ended December 31, 2010, 2009 and 2008, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share for those periods.

2.75% Convertible Notes.  In the third quarter of 2005, we privately placed $350.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and amortized over five years.

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

In the third quarter of 2010, certain noteholders of our 2.75% convertible notes executed their put options that required us to purchase $182.4 million principal amount of these notes at 100% of their par value, plus accrued and unpaid interest. In addition, we exercised our call option and redeemed the remaining $136.3 million in outstanding principal amount of these notes at 100% of their par value, plus accrued and unpaid interest, during the third quarter of 2010.

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

	December 31, 2010		December 31, 2009
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025

Principal amount of convertible notes	$1,100,000	$—	$1,200,000	$349,996
Unamortized discount on convertible notes	56,764	—	102,372	7,584
Net carrying amount of convertible notes	1,043,236	—	1,097,628	342,412
Carrying amount of equity component	193,941	—	194,557	53,253

As of December 31, 2010, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 17 months.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2025	due 2012	due 2025	due 2012	due 2025

Contractual coupon interest	$35,783	$5,882	$37,500	$9,625	$37,500	$9,625
Amortization of discount on convertible notes	38,557	7,402	37,631	11,561	35,120	10,862

Interest expense, net	$74,340	$13,284	$75,131	$21,186	$72,620	$20,487

Effective interest rate on convertible notes	7.15%	6.45%	7.15%	6.45%	7.15%	6.45%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

Peru Syndicated Loan Facility.  In December 2009, Nextel Peru entered into a $130.0 million U.S. dollar-denominated syndicated loan agreement. Of the total amount of this loan agreement, $50.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche A — 6.05% as of December 31, 2010), $32.5 million has a floating interest rate of LIBOR plus 5.25% (Tranche B-1 — 5.55% as of December 31, 2010), $37.5 million has a floating interest rate of LIBOR plus 4.75% (Tranche B-2 — 5.05% as of December 31, 2010) and $10.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche B-3 — 6.05% as of December 31, 2010). Principal under Tranche A and Tranche B-3 is payable quarterly beginning in December 2011, and principal under Tranche B-1 and Tranche B-2 is payable quarterly beginning in December 2010. Tranche A and Tranche B-3 mature on December 15, 2016, Tranche B-1 matures on December 15, 2014 and Tranche B-2 matures on December 15, 2012. Nextel Peru’s obligations under its syndicated loan facility are secured by a pledge of the outstanding equity interests in Nextel Peru. In addition, Nextel Peru is subject to various legal and financial covenants under this syndicated loan facility that, among other things, require Nextel Peru to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. During the year ended December 31, 2010, Nextel Peru borrowed all amounts available under its syndicated loan facility and utilized these borrowings for capital expenditures and general corporate purposes.

In March 2010, Nextel Peru borrowed $60.0 million, and in June 2010, Nextel Peru borrowed an additional $20.0 million under this syndicated loan agreement. In October 2010, Nextel Peru borrowed the remaining $50.0 million under this syndicated loan facility.

Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 2.30% and 2.25% as of December 31, 2010 and 2009, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.05% and 2.00% as of December 31, 2010 and 2009, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and are secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil has utilized borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt.

Mexico Syndicated Loan Facility.  In October 2004, we entered into a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million was denominated in U.S. dollars with a floating interest rate based on LIBOR, $31.0 million was denominated in Mexican pesos with a floating interest rate based on the Mexican reference interest rate TIIE, and $90.0 million was denominated in Mexican pesos, at an interest rate fixed at the time of funding. In 2005, we borrowed the entire $250.0 million available under this facility. The agreement relating to this syndicated loan facility requires Nextel Mexico to comply with various legal and financial covenants that, among other things, require Nextel Mexico to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods.

In June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million. The refinanced loans provide for the same variable (i.e. LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. In October 2009, Nextel Mexico paid the remaining principal amounts under both Tranche B and Tranche C of its syndicated loan. The remaining $156.6 million is denominated in U.S. dollars with a floating interest rate based on LIBOR (Tranche A — 1.55% and 1.56% as of December 31, 2010 and 2009, respectively). Under the original agreement,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A is now due in a lump sum of $156.6 million in June 2011.

Tower Financing Obligations.  We account for our tower sales and related leasing arrangement with American Tower as financing arrangements. As a result, we did not recognize any gains from the sales, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our consolidated balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2010, 2009 and 2008, we recognized $39.8 million, $36.3 million and $31.5 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense. Following the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.

Capital Lease Obligations.

Corporate Aircraft Lease.  In November 2005, we entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We determined that in accordance with the authoritative guidance for lessee involvement in asset construction, we were the owner of this new corporate aircraft during its construction because we had substantially all of the construction period risks. As a result, we recorded an asset for construction-in-progress and a corresponding long-term liability for the new aircraft as construction occurred. In December 2009, upon taking delivery of the aircraft and commencement of the lease term, we began accounting for the aircraft lease as a capital lease. As a result, we recorded a capital lease liability and a corresponding capital lease asset of $42.7 million in December 2009.

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

Brazil Credit Paper.  In May 2009, Nextel Brazil entered into a $25.6 million working capital loan with a Brazilian bank. Interest was payable quarterly for the first twelve months beginning in August 2009 and monthly for the remaining six months, and the principal matured beginning in June 2010 through November 2010 with the principal amount payable in six equal consecutive monthly payments. In July 2009, Nextel Brazil entered into a second $16.9 million working capital loan with the same Brazilian bank. Interest on the second loan is payable quarterly for the first six months beginning in October 2009 and monthly for the remaining nine months, and the principal matured beginning in February 2010 through October 2010 with the principal amount payable in nine equal consecutive monthly payments. In December 2009, Nextel Brazil entered into a third $28.7 million working

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt — (Continued)

capital loan with a separate Brazilian bank. Interest on the third loan was payable monthly for the first twelve months beginning in January 2010. The principal matures beginning in January 2011 through December 2012 and is payable in 24 equal consecutive monthly payments.

As of December 31, 2010 and 2009, our short-term financings had weighted average interest rates of 7.28% and 8.06%.

Debt Maturities.  For the years subsequent to December 31, 2010, scheduled annual maturities of all long-term debt outstanding as of December 31, 2010 are as follows (in thousands):

Principal
Year	Repayments

2011	$446,995
2012	1,258,827
2013	50,217
2014	52,520
2015	38,225
Thereafter	1,495,876

Total	$3,342,660

6.	Fair Value Measurements

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

Available-for-Sale Securities.

Nextel Brazil Investments.  As of December 31, 2010, available-for-sale securities include $50.8 million in short-term investments made by Nextel Brazil in two investment funds. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.

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

The remainder of our investment in the enhanced cash fund was liquidated during December 2009. For the year ended December 31, 2009, we received $55.3 million in total distributions and realized a pre-tax gain during 2009 of $2.1 million, which we recorded as a component of net other expense in our consolidated statement of operations.

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements as of
	December 31, 2010			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2010

Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$50,778	$—	$—	$50,778

	Fair Value Measurements as of
	December 31, 2009			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2009

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$116,289	$—	$—	$116,289

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis:

Year Ended
December 31,
2009

Beginning balance	$53,160
Principal distributions	(55,302)
Realized gain on distributions, included in net income	2,142

Ending balance	$—

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, derivative instruments and debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings contained in the consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are immaterial.

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

determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of December 31, 2010 were immaterial. The carrying amounts and estimated fair values of our held-to-maturity investments as of December 31, 2010 are as follows:

	December 31, 2010
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)

Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$421,653	$423,613
Held-to-maturity securities — corporate bonds	65,108	65,392

	$486,761	$489,005

Long-Term Debt Instruments.

The carrying amounts and estimated fair values of our long-term debt instruments at December 31, 2010 and 2009 are as follows:

	December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Senior notes	$1,279,524	$1,428,000	$1,277,207	$1,312,165
Convertible notes	1,043,236	1,078,000	1,440,040	1,447,655
Syndicated loan facilities	458,964	457,187	416,081	403,079
Other	193,460	195,620	157,164	158,825

	$2,975,184	$3,158,807	$3,290,492	$3,321,724

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

Brazil Credit Paper.  The Brazilian credit paper represents working capital loans from Brazilian banks. We borrowed $25.6 million in May 2009, $16.9 million in June 2009 and an additional $28.7 million in December 2009. We estimated the fair value of the loans by discounting the expected cash flows utilizing primarily Level 3 inputs such as a forward zero-coupon curve of the U.S. Treasury bonds and an appropriate credit spread based on comparable publicly traded bonds.

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

We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2010, 2009 and 2008, total rent expense under operating leases was $225.9 million, $183.3 million and $177.2 million, respectively.

For years subsequent to December 31, 2010, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2011	$83,581	$180,938	$264,519
2012	83,581	158,164	241,745
2013	83,646	139,805	223,451
2014	83,683	129,851	213,534
2015	80,427	111,980	192,407
Thereafter	344,936	334,370	679,306

Total minimum lease payments	759,854	1,055,108	1,814,962
Less: imputed interest	(469,618)	—	(469,618)

Total	$290,236	$1,055,108	$1,345,344

Motorola Commitments.

We are a party to agreements with Motorola, Inc. under which Motorola provides us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. Since Motorola does not manufacture WCDMA infrastructure equipment, this requirement does not apply to our planned deployment of third generation networks.

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

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the year ended December 31, 2010.

As of December 31, 2010 and 2009, Nextel Brazil had accrued liabilities of $56.8 million and $13.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $182.6 million and $186.6 million as of December 31, 2010. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Argentine Contingencies.

As of December 31, 2010 and 2009, Nextel Argentina had accrued liabilities of $35.1 million and $28.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

During the years ended December 31, 2010, 2009 and 2008, we issued shares of common stock in connection with the exercise of stock options by employees.

As of December 31, 2010 and 2009, there were 169,661,346 shares and 166,730,066 shares of our common stock outstanding, respectively.

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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2010, we had not issued any shares of undesignated preferred stock.

Common Stock Reserved for Issuance.  As of December 31, 2010 and 2009, under our employee stock option plan, we had reserved for future issuance 31,410,828 shares and 12,517,735 shares of our common stock, respectively.

9.	Income Taxes

The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$35	$(2,973)	$—
State, net of Federal tax benefit	—	(480)	—
Foreign	(284,471)	(226,016)	(215,037)

Total current income tax provision	(284,436)	(229,469)	(215,037)

Deferred:
Federal	12,310	45,303	30,547
State, net of Federal tax benefit	1,376	5,011	3,404
Foreign	14,064	(25,531)	42,224

Total deferred income tax provision	27,750	24,783	76,175

Total income tax provision	$(256,686)	$(204,686)	$(138,862)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended
	December 31,
	2010	2009	2008

Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—	(1)	(1)
Effect of foreign operations	(3)	(4)	(6)
Change in deferred tax asset valuation allowance	2	3	5
Intercompany transactions	—	(1)	3
Withholding tax and tax on subpart F income	5	3	2
Tax — deductible dividends	(4)	(2)	—
U.S. tax on unremitted foreign earnings	13	—	—
Inflation adjustments	(5)	(2)	(7)
Income tax credits	(1)	—	(2)
Other nondeductible expenses	1	1	1
Other	—	3	(1)

Income tax rate	43%	35%	29%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
	(in thousands)

Deferred tax assets:
Net operating losses and capital loss carryforwards	$284,606	$250,961
Allowance for doubtful accounts	36,628	27,635
Accrued expenses	117,086	100,686
Accrual for contingent liabilities	17,319	6,298
Property, plant and equipment	285,998	266,480
Capital lease obligations	55,935	37,939
Deferred revenue	48,252	45,207
Stock option expense	61,203	51,297
Inventory reserve	40,042	22,308
Other	17,148	21,896

	964,217	830,707
Valuation allowance	(106,811)	(75,584)

Total deferred tax asset	857,406	755,123

Deferred tax liabilities:
Intangible assets	67,754	70,151
Unremitted foreign earnings	81,009	19,352
Deferred revenue	33,248	21,565
Property, plant and equipment	17,704	17,560
Debt discount	22,054	42,773
Billing reserve	21,370	21,061
Other	30,957	16,573

Total deferred tax liability	274,096	209,035

Net deferred tax asset	$583,310	$546,088

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings, Inc. as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2010 and 2009, the cumulative amount of additional tax liability would have been approximately $136.4 million and $123.1 million, respectively.

We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S., and during the first quarter of 2010, we determined that we will repatriate a total of $200 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2009, we included a $19.4 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $61.6 million in 2010 due to: (1) an increase resulting from our plan to repatriate an additional $200 million ($77.8 million tax effected) of undistributed earnings in the next three years, (2) a decrease from a $19.4 million tax

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

effect on the distribution received from our Mexico subsidiaries, and (3) a $3.2 million increase due to the strengthening in the Mexican exchange rate against the U.S. dollar. As of December 31, 2010 this deferred tax liability was $81.0 million. Except for the earnings associated with this $81.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

As of December 31, 2010, we had approximately $332.8 million of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expires in various amounts beginning in 2019 through 2030. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

As of December 31, 2010, we had approximately $7.9 million of capital loss carryforwards for U.S. Federal income tax purposes, which expires in various amounts from 2012 through 2014. We will only be able to utilize these capital losses to the extent we generate U.S. capital gains. As we do not believe we meet the more-likely-than-not criteria regarding the utilization of these capital losses prior to their expiration, we have established a full valuation allowance against these capital losses.

As of December 31, 2010, we had approximately $14.1 million of net operating loss carryforwards in our Mexican subsidiary. These carryforwards expire in various amounts and at various periods from 2011 to 2020. Nextel Chile and our holding companies in Luxembourg had approximately $206.7 million and $29.6 million, respectively, of net operating loss carryforwards that can be carried forward indefinitely. Our holding companies in Spain had $2.4 million net operating loss carryforwards that can be carried forward 15 years starting from the first period these holding companies generate profit. Nextel Peru had approximately $40.1 million of net operating loss carryforwards that can be carried forward and utilized, alternatively, to fully offset Peru taxable income within the next four years, or the losses may be carried forward indefinitely until they are fully utilized, but in such an instance the losses may only offset up to 50% of taxable income each year. In addition, our Brazilian subsidiaries had approximately $579.3 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

We excluded $202.8 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under FASB’s updated authoritative guidance on share-based payments; and (3) from excess stock option deductions accounted for under FASB’s updated authoritative guidance on share-based payments. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under FASB’s updated authoritative guidance on share-based payments. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in FASB’s updated authoritative guidance on share-based payments.

During 2010, the deferred tax asset valuation allowance increased by a net amount of $31.2 million, primarily due to the additional valuation allowance established on deferred tax assets acquired in an acquisition of companies

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

in Brazil, an increase in the net operating loss carryforward in Chile and Luxembourg, for which it is more likely than not that the benefits will not be realized in the near term, a reduction of the valuation allowance in the U.S. due to an increase in the future reversal of taxable temporary differences and the 2010 realization of capital gains that reduced the valuation allowance on the capital loss carryforward, and due to the impact of various foreign currency translation adjustments.

The following table shows the deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2010 and 2009:

	2010	2009
	(in millions)

Brazil	$39.1	$21.3
Chile	33.7	14.7
U.S.	25.2	38.0
Luxembourg	6.2	—
Mexico	1.9	1.6
Spain	0.7	—

Total	$106.8	$75.6

Of the total $106.8 million consolidated deferred tax asset valuation allowance as of December 31, 2010, $17.9 million of Nextel Brazil’s valuation allowance existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with the FASB’s updated authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code as a reduction to income tax expense.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2011 to determine the appropriate level of valuation allowance.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1999; Mexico and Argentina — 2003; Peru and Brazil — 2006; Luxembourg, Netherlands and Spain — 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, as of December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Unrecognized tax benefits at January 1	$99,595	$85,886	$67,955
Additions for current year tax positions	11,215	12,018	27,436
Additions for prior year tax positions	—	—	555
Reductions for current year tax positions	(5,176)	—	—
Reductions for prior year tax positions	(5,804)	—	—
Lapse of statute of limitations	(529)	(583)	(490)
Settlements with taxing authorities	(490)	—	(124)
Foreign currency translation adjustment	4,069	2,274	(9,446)

Unrecognized tax benefits at December 31	$102,880	$99,595	$85,886

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $75.7 million as of December 31, 2010 and 2009 and $63.2 million as of December 31, 2008. We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2010, 2009 and 2008, we recognized approximately $2.6 million, $0.3 million and $1.6 million, respectively, of interest and penalties in our current income tax provision and statement of financial position, and a benefit of $1.2 million, $1.9 million and $3.0 million of interest and penalties in the unrecognized tax benefits for which the statute of limitations expired in 2010, 2009, and 2008, respectively. We had accrued approximately $2.3 million, $0.5 million and $2.0 million for the payment of interest and penalties as of December 31, 2010, 2009 and 2008, respectively. We classify our uncertain tax positions as non-current income tax liabilities.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of December 31, 2010 and 2009 include $14.1 million and $13.3 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The $0.8 million increase from December 31, 2009 to December 31, 2010 was due to the change in the exchange rate between the Mexican peso and the U.S. dollar. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

On December 7, 2009, the Mexican government enacted amendments to the Mexican income tax law that became effective January 1, 2010. The amendments established a transitory increase to the income tax rate, from 28%, in force for 2007 to 2009, to 30% for 2010 to 2012, 29% for 2013 and 28% for 2014 and subsequent years.

On July 31, 2010, a temporary increase in the Chilean corporate income tax rate was published. The 17% corporate tax rate will be increased to 20% for 2011, adjusted to 18.5% for 2012, and will revert to 17% for 2013 and thereafter.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes — (Continued)

Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

U.S.	$(220,572)	$(188,735)	$(217,301)
Non-U.S.	818,310	774,912	698,118

Total	$597,738	$586,177	$480,817

10.	Employee Stock and Benefit Plans

As of December 31, 2010, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are 27,158 stock options outstanding under the 2002 Management Incentive Plan as of December 31, 2010, no additional awards will be granted under the Plan. We adopted the 2004 Incentive Compensation Plan in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SARs), stock awards, performance share awards, incentive awards and/or stock units. Through December 31, 2010, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 59,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

Historically, our Board of Directors has granted stock options and stock awards to employees on an annual basis near the end of April. On April 23, 2010, our Board of Directors granted 1,759,620 stock options and 207,404 restricted stock awards to certain of our employees and directors in connection with this annual stock option grant. Stock options are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. In addition, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 10,000 shares in any single grant and 100,000 shares in the aggregate) to employees who are not executive officers.

We adopted the FASB’s updated authoritative guidance for stock-based compensation effective January 1, 2006. We used the modified prospective transition method to adopt this guidance and therefore did not restate our prior period’s results. Under this transition method, share-based payment expense for the years ended December 31, 2010, 2009 and 2008 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the FASB’s initial authoritative guidance for stock-based compensation. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of the FASB’s updated authoritative guidance on stock-based compensation. We recognize these compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Our stock options generally vest twenty-five percent per year over a four-year period except for stock options granted in 2009 and 2010, which vest thirty-three percent per year over a three-year period. Our restricted shares generally vest in full on the third and/or fourth anniversaries of the grant except for restricted shares granted in 2009 and 2010, which vest thirty-three percent per year over a three-year period. We

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Stock and Benefit Plans — (Continued)

used actual forfeitures to calculate our compensation expense for the years ended December 31, 2010, 2009 and 2008.

For the years ended December 31, 2010, 2009 and 2008, we recognized $59.7 million, $62.9 million and $64.7 million, respectively, in share-based payment expense related to stock options. For the years ended December 31, 2010, 2009 and 2008, we recognized $6.6 million, $7.8 million and $6.6 million, respectively, in share-based payment expense related to restricted stock. Amounts recognized in the income statement for tax benefits related to share-based payment arrangements in 2010, 2009 and 2008 were not material. We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses based on classification of the compensation expense for the applicable grantee. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. As of December 31, 2010, there was approximately $65.0 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.39 years. Cash received from exercise under all share-based payment arrangements was $57.7 million for 2010, $15.7 million for 2009 and $33.8 million for 2008. We did not realize any tax benefits from exercise of the share-based payment arrangements in 2010, 2009 or 2008.

Stock Option Awards

The following table summarizes stock option activity under all plans:

		Weighted Average
	Number of	Exercise Price	Weighted Average	Aggregate Intrinsic
	Options	per Option	Remaining Life	Value

Outstanding, December 31, 2009	15,890,801	$39.28
Granted	1,874,320	40.18
Exercised	(2,648,530)	21.78
Forfeited	(1,070,821)	48.38

Outstanding, December 31, 2010	14,045,770	42.01	7.04 years	$153,190,824

Exercisable, December 31, 2010	6,944,780	51.81	5.90 years	45,160,447

Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $51.2 million, $4.7 million and $35.7 million, respectively. The total fair value of options vested was $62.2 million, $69.9 million and $73.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $18.12 for each option granted for the year ended December 31, 2010, $7.55 for

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Stock and Benefit Plans — (Continued)

each option granted for the year ended December 31, 2009 and $18.78 for each option granted for the year ended December 31, 2008 based on the following assumptions:

	2010	2009	2008

Risk free interest rate	1.15% - 2.50%	1.50% - 2.51%	1.52% - 3.56%
Expected stock price volatility	49.85% - 62.58%	47.4% - 62.6%	47.4% - 51.5%
Expected term in years	4.69 - 4.76	4.52 - 4.69	4.52 - 4.60
Expected dividend yield	0.00%	0.00%	0.00%

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

Restricted Stock Awards

Following is a summary of the status of our non-vested restricted stock awards:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Non-vested restricted stock awards as of December 31, 2009	683,224	$27.59
Granted	222,970	40.03
Vested	(282,750)	36.23
Forfeited	(20,698)	21.32

Non-vested restricted stock awards as of December 31, 2010	602,746	28.90

If a participant terminates employment prior to the vesting dates, the unvested shares are forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of December 31, 2010, there was approximately $9.8 million in unrecognized compensation cost related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of 1.55 years. The total fair value of restricted stock units vested was $11.2 million during 2010 and $6.0 million during 2009. No restricted stock units vested during 2008. The weighted average grant date fair value of restricted stock units granted during 2010 was $40.03 per unit compared to $14.33 per unit for 2009 and $44.17 per unit for 2008.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information — (Continued)

					Corporate and	Intercompany
	Brazil	Mexico	Argentina	Peru	other	Eliminations	Consolidated
	(in thousands)

Year Ended December 31, 2010
Operating revenues	$2,591,271	$2,113,762	$563,459	$312,016	$24,491	$(3,683)	$5,601,316

Segment earnings (losses)	$805,692	$745,155	$148,924	$22,263	$(299,060)	$7,419	$1,430,393
Less:
Depreciation and amortization							(552,980)
Foreign currency transaction gains, net							52,374
Interest expense and other, net							(332,049)

Income before income tax provision							$597,738

Capital expenditures	$426,502	$128,550	$47,323	$94,019	$179,599	$—	$875,993

Year Ended December 31, 2009
Operating revenues	$1,734,637	$1,861,864	$519,720	$268,385	$14,086	$(1,093)	$4,397,599

Segment earnings (losses)	$495,325	$653,110	$148,803	$14,605	$(201,662)	$—	$1,110,181
Less:
Depreciation and amortization							(433,304)
Foreign currency transaction gains, net							104,866
Interest expense and other, net							(195,566)

Income before income tax provision							$586,177

Capital expenditures	$407,449	$104,418	$38,626	$148,463	$34,201	$—	$733,157

Year Ended December 31, 2008
Operating revenues	$1,330,919	$2,133,241	$554,324	$243,390	$8,741	$(1,235)	$4,269,380

Segment earnings (losses)	$369,969	$764,344	$170,855	$42,557	$(175,305)	$—	$1,172,420
Less:
Depreciation and amortization							(405,120)
Foreign currency transaction losses, net							(120,572)
Interest expense and other, net							(165,911)

Income before income tax provision							$480,817

Capital expenditures	$414,466	$218,623	$84,631	$64,342	$50,847	$—	$832,909

December 31, 2010
Identifiable assets	$3,036,106	$2,019,550	$393,246	$556,752	$2,185,320	$(287)	$8,190,687

December 31, 2009
Identifiable assets	$2,530,896	$2,234,120	$399,579	$445,828	$1,944,557	$(287)	$7,554,693

12.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2010
Operating revenues	$1,283,146	$1,351,921	$1,446,151	$1,520,098
Operating income	212,671	213,023	222,551	229,168
Net income	48,462	75,491	118,512	98,587
Net income, per common share, basic	$0.29	$0.45	$0.70	$0.58

Net income, per common share, diluted	$0.28	$0.44	$0.68	$0.57

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Financial Data (Unaudited) — (Continued)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2009
Operating revenues	$961,314	$1,058,865	$1,142,458	$1,234,962
Operating income	152,244	163,114	186,297	175,222
Net income	70,638	134,290	116,982	59,581
Net income, per common share, basic	$0.43	$0.81	$0.70	$0.36

Net income, per common share, diluted	$0.43	$0.79	$0.69	$0.35

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

During the fourth quarter of 2010, we identified accounting errors in our Brazil operating segment related to the recognition throughout 2010 of certain value-added tax credits, which we later determined were not recoverable. These errors, which were attributable to the results included in our condensed consolidated financial statements for the three months ended March 31, June 30, and September 30, 2010 and, to a lesser degree, for the year ended December 31, 2009, were identified and corrected as out-of-period adjustments during the three months ended December 31, 2010. The effect of correcting these errors as out-of-period adjustments understated net income by approximately $16.9 million and net income per basic and diluted common share by approximately $0.10 and $0.10, respectively, for the three months ended December 31, 2010. The correction of these errors is not material to our consolidated financial statements as of and for the three months ended March 31, June 30, and September 30, 2010 nor was this correction material to our consolidated financial statements as of and for the year ended December 31, 2009.

13.	Condensed Consolidating Financial Statements

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

In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2010 and 2009, as well as condensed consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008 and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating balance sheet as of December 31, 2009 presented below was revised to reflect the inclusion of an additional subsidiary guarantor and the release of certain guarantors pursuant to the indentures. Additionally, the condensed consolidating balance sheet as of December 31, 2009 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2009 and 2008 were revised to reflect the proper elimination of certain intercompany balances and transactions between subsidiaries within the combined financial statements to which they relate. In prior filings, these intercompany balances and transactions were included in the “Consolidating Adjustments” column. These revisions were not material to our financial statements taken as a whole.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)(1)	Subsidiaries(2)	Subsidiaries	Adjustments	Consolidated
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501
Short-term investments	486,761	—	—	50,778	—	537,539
Accounts receivable, net	—	—	—	797,421	(9,421)	788,000
Handset and accessory inventory	—	—	—	227,191	—	227,191
Deferred income taxes, net	—	—	4,202	182,786	—	186,988
Prepaid expenses and other	2,776	—	5,439	385,477	(34)	393,658

Total current assets	1,037,734	28	131,827	2,740,743	(9,455)	3,900,877
Property, plant and equipment, net	—	—	107,030	2,853,303	(287)	2,960,046
Investments in and advances to affiliates	2,962,830	2,905,655	2,925,907	—	(8,794,392)	—
Intangible assets, net	—	—	—	433,208	—	433,208
Deferred income taxes, net	7,712	—	—	486,098	(7,712)	486,098
Other assets	2,414,774	2,256,448	667,301	588,572	(5,516,637)	410,458

Total assets	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,295	$—	$2,314	$296,421	$—	$300,030
Accrued expenses and other	2,044,360	173,263	1,599,378	1,856,602	(4,846,350)	827,253
Deferred revenues	—	—	—	158,690	—	158,690
Current portion of long-term debt	—	—	1,729	445,266	—	446,995

Total current liabilities	2,045,655	173,263	1,603,421	2,756,979	(4,846,350)	1,732,968
Long-term debt	1,043,258	1,279,524	39,334	456,307	—	2,818,423
Deferred revenues	—	—	—	20,476	—	20,476
Deferred credits	—	—	21,427	74,352	(7,711)	88,068
Other long-term liabilities	14,564	—	9,773	867,903	(681,061)	211,179

Total liabilities	3,103,477	1,452,787	1,673,955	4,176,017	(5,535,122)	4,871,114

Total stockholders’ equity	3,319,573	3,709,344	2,158,110	2,925,907	(8,793,361)	3,319,573

Total liabilities and stockholders’ equity	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

(1)	NII Capital Corp. is the issuer of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

ASSETS
Current assets
Cash and cash equivalents	$1,702,190	$28	$—	$801,846	$—	$2,504,064
Short-term investments	—	—	—	116,289	—	116,289
Accounts receivable, net	—	—	—	613,344	247	613,591
Handset and accessory inventory	—	—	—	188,476	—	188,476
Deferred income taxes, net	—	—	1,977	147,358	(837)	148,498
Prepaid expenses and other	725	15	4,812	214,658	—	220,210

Total current assets	1,702,915	43	6,789	2,081,971	(590)	3,791,128
Property, plant and equipment, net	—	—	57,051	2,445,425	(287)	2,502,189
Investments in and advances to affiliates	1,686,513	2,375,653	2,375,653	—	(6,437,819)	—
Intangible assets, net	—	—	—	337,233	—	337,233
Deferred income taxes, net	—	—	31,161	494,343	(31,161)	494,343
Other assets	2,237,959	940,834	676,708	918,241	(4,343,942)	429,800

Total assets	$5,627,387	$3,316,530	$3,147,362	$6,277,213	$(10,813,799)	$7,554,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$997	$185,999	$—	$186,996
Accrued expenses and other	1,394,719	66,983	1,525,867	1,137,229	(3,483,174)	641,624
Deferred revenues	—	—	—	136,533	—	136,533
Current portion of long-term debt	342,412	—	1,684	220,448	—	564,544

Total current liabilities	1,737,131	66,983	1,528,548	1,680,209	(3,483,174)	1,529,697
Long-term debt	1,097,647	1,277,206	41,063	600,328	—	3,016,244
Deferred revenues	—	—	—	22,071	—	22,071
Deferred credits	33,900	18,667	—	72,526	(31,161)	93,932
Other long-term liabilities	11,872	—	8,871	987,877	(862,708)	145,912

Total liabilities	2,880,550	1,362,856	1,578,482	3,363,011	(4,377,043)	4,807,856

Total stockholders’ equity	2,746,837	1,953,674	1,568,880	2,914,202	(6,436,756)	2,746,837

Total liabilities and stockholders’ equity	$5,627,387	$3,316,530	$3,147,362	$6,277,213	$(10,813,799)	$7,554,693

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

Operating revenues	$—	$—	$2,304	$5,601,316	$(2,304)	$5,601,316

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	106	2,229,028	—	2,229,134
Selling, general and administrative	10,064	389	223,153	1,717,907	(9,724)	1,941,789
Management fee, royalty fee and other	(76,814)	—	(125,683)	195,077	7,420	—
Depreciation and amortization	—	—	7,637	545,343	—	552,980

	(66,750)	389	105,213	4,687,355	(2,304)	4,723,903

Operating income (loss)	66,750	(389)	(102,909)	913,961	—	877,413
Other income (expense)
Interest expense, net	(245,817)	(126,140)	(1,131)	(170,758)	201,642	(342,204)
Interest income	16,568	187,106	499	26,310	(201,642)	28,841
Foreign currency transaction gains, net	—	—	—	52,374	—	52,374
Equity in income of affiliates	417,955	483,113	565,991	—	(1,467,059)	—
Other income (expense), net	39	—	143	(18,855)	(13)	(18,686)

	188,745	544,079	565,502	(110,929)	(1,467,072)	(279,675)

Income before income tax benefit (provision)	255,495	543,690	462,593	803,032	(1,467,072)	597,738
Income tax benefit (provision)	85,557	(26,911)	(68,440)	(246,892)	—	(256,686)

Net income	$341,052	$516,779	$394,153	$556,140	$(1,467,072)	$341,052

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

Operating revenues	$—	$—	$—	$4,397,599	$—	$4,397,599

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	175	1,848,780	—	1,848,955
Selling, general and administrative	—	4	149,734	1,288,725	—	1,438,463
Management fee and other	(29,335)	—	(81,997)	111,332	—	—
Depreciation and amortization	—	—	6,636	426,668	—	433,304

	(29,335)	4	74,548	3,675,505	—	3,720,722

Operating income (loss)	29,335	(4)	(74,548)	722,094	—	676,877
Other income (expense)
Interest expense, net	(95,723)	(32,903)	(691)	(100,941)	11,414	(218,844)
Interest income	3,884	—	8,354	24,762	(11,414)	25,586
Foreign currency transaction gains (losses), net	3,064	—	(1)	101,803	—	104,866
Equity in income (losses) of affiliates	401,770	272,843	(10,548)	—	(664,065)	—
Other income (expense), net	2,142	—	(4,063)	(382)	(5)	(2,308)

	315,137	239,940	(6,949)	25,242	(664,070)	(90,700)

Income (loss) before income tax benefit (provision)	344,472	239,936	(81,497)	747,336	(664,070)	586,177
Income tax benefit (provision)	37,019	8,157	(12,445)	(237,417)	—	(204,686)

Net income (loss)	$381,491	$248,093	$(93,942)	$509,919	$(664,070)	$381,491

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

Operating revenues	$—	$—	$—	$4,269,380	$—	$4,269,380

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,696,318	—	1,696,318
Selling, general and administrative	—	—	130,678	1,269,964	—	1,400,642
Management fee and other	—	—	(83,794)	84,146	(352)	—
Depreciation and amortization	—	—	6,892	398,228	—	405,120

	—	—	53,776	3,448,656	(352)	3,502,080
Operating (loss) income	—	—	(53,776)	820,724	352	767,300
Other income (expense)
Interest expense, net	(95,085)	—	(988)	(116,745)	7,302	(205,516)
Interest income	19,949	—	52	55,712	(7,302)	68,411
Foreign currency transaction losses, net	(1,455)	—	—	(118,765)	(352)	(120,572)
Equity in income of affiliates	404,435	374,299	—	—	(778,734)	—
Other (expense) income, net	(14,778)	—	401	(14,429)	—	(28,806)

	313,066	374,299	(535)	(194,227)	(779,086)	(286,483)

Income (loss) before income tax benefit (provision)	313,066	374,299	(54,311)	626,497	(778,734)	480,817
Income tax benefit (provision)	28,889	585	9,642	(177,978)	—	(138,862)

Net income (loss)	$341,955	$374,884	$(44,669)	$448,519	$(778,734)	$341,955

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

Cash flows from operating activities:
Net income	$341,052	$516,779	$394,153	$556,140	$(1,467,072)	$341,052
Adjustments to reconcile net income to net cash provided by operating activities	(487,337)	(538,796)	(267,548)	527,600	1,315,843	549,762

Net cash (used in) provided by operating activities	(146,285)	(22,017)	126,605	1,083,740	(151,229)	890,814
Cash flows from investing activities:
Capital expenditures	(39,729)	—	—	(652,030)	—	(691,759)
Purchases of long-term and short-term investments	(540,921)	—	—	(1,299,272)	—	(1,840,193)
Proceeds from sales of short-term investments	50,000	—	—	1,366,545	—	1,416,545
Transfers from restricted cash	—	—	—	99,100	—	99,100
Transfers to restricted cash	(14)	—	—	(98,528)	—	(98,542)
Intercompany borrowings	(62,995)	400	63,955	—	(1,360)	—
Payments for acquisitions, purchases of licenses and other	(26,462)	(400)	—	(61,888)	26,862	(61,888)

Net cash (used in) provided by investing activities	(620,121)	—	63,955	(646,073)	25,502	(1,176,737)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	130,000	—	130,000
Repayments under syndicated loan facilities	—	—	—	(87,117)	—	(87,117)
Repayments under import financing	—	—	—	(80,606)	—	(80,606)
Purchases of convertible notes	(442,972)	—	—	—	—	(442,972)
Intercompany dividends	—	—	(67,090)	(84,139)	151,229	—
Other, net	55,385	22,017	(1,284)	(31,084)	(25,502)	19,532

Net cash flows (used in) provided by financing activities	(387,587)	22,017	(68,374)	(152,946)	125,727	(461,163)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10,523	—	10,523

Net (decrease) increase in cash and cash equivalents	(1,153,993)	—	122,186	295,244	—	(736,563)
Cash and cash equivalents, beginning of year	1,702,190	28	—	801,846	—	2,504,064

Cash and cash equivalents, end of year	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$381,491	$248,093	$(93,942)	$509,919	$(664,070)	$381,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(280,988)	(248,093)	93,942	404,971	513,432	483,264

Net cash provided by operating activities	100,503	—	—	914,890	(150,638)	864,755
Cash flows from investing activities:
Capital expenditures	(2,393)	—	—	(647,185)	—	(649,578)
Purchases of short-term investments	—	—	—	(964,489)	—	(964,489)
Proceeds from sales of short-term investments	55,369	—	—	903,999	—	959,368
Transfers to restricted cash	(3,612)	—	—	(121,210)	—	(124,822)
Transfers from restricted cash	4,120	—	—	13,632	—	17,752
Intercompany borrowings	(157,058)	(1,248,976)	—	—	1,406,034	—
Payments for acquisitions, purchases of licenses and other	(47,716)	—	—	(29,116)	42,241	(34,591)

Net cash used in investing activities	(151,290)	(1,248,976)	—	(844,369)	1,448,275	(796,360)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,249,078	—	—	—	1,249,078
Repayments under syndicated loan facilities	—	—	—	(89,673)	—	(89,673)
Intercompany dividends	—	—	—	(150,637)	150,637	—
Intercompany investments	1,248,977	—	—	157,056	(1,406,033)	—
Other, net	13,205	(74)	—	85,011	(42,241)	55,901

Net cash flows provided by financing activities	1,262,182	1,249,004	—	1,757	(1,297,637)	1,215,306
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22,888)	—	(22,888)

Net increase in cash and cash equivalents	1,211,395	28	—	49,390	—	1,260,813
Cash and cash equivalents, beginning of year	490,795	—	—	752,456	—	1,243,251

Cash and cash equivalents, end of year	$1,702,190	$28	$—	$801,846	$—	$2,504,064

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

				Non-
	NII Holdings,	NII Capital	Guarantor	Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$341,955	$374,884	$(44,669)	$448,519	$(778,734)	$341,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(295,224)	(374,884)	44,610	327,746	752,220	454,468

Net cash provided by (used in) operating activities	46,731	—	(59)	776,265	(26,514)	796,423
Cash flows from investing activities:
Capital expenditures	(9,480)	—	—	(797,130)	—	(806,610)
Purchase of short-term investments	—	—	—	(672,875)	—	(672,875)
Proceeds from sales of short-term investments	173,899	—	—	625,831	—	799,730
Other, net	(98,642)	—	—	(10,775)	98,631	(10,786)

Net cash provided by (used in) investing activities	65,777	—	—	(854,949)	98,631	(690,541)
Cash flows from financing activities:
Borrowings under long-term credit facility	—	—	—	125,000	—	125,000
Payments to purchase common stock	(242,665)	—	—	—	—	(242,665)
Other, net	32,108	—	—	51,493	(72,117)	11,484

Net cash flows (used in) provided by financing activities	(210,557)	—	—	176,493	(72,117)	(106,181)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(126,615)	—	(126,615)

Net decrease in cash and cash equivalents	(98,049)	—	(59)	(28,806)	—	(126,914)
Cash and cash equivalents, beginning of year	588,844	—	59	781,262	—	1,370,165

Cash and cash equivalents, end of year	$490,795	$—	$—	$752,456	$—	$1,243,251

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2010
Allowance for doubtful accounts	$35,148	$75,904	$(69,770)	$41,282

Valuation allowance for deferred tax assets	$75,580	$44,140	$(12,909)	$106,811

Year Ended December 31, 2009
Allowance for doubtful accounts	$27,875	$86,960	$(79,687)	$35,148

Valuation allowance for deferred tax assets	$48,456	$27,146	$(22)	$75,580

Year Ended December 31, 2008
Allowance for doubtful accounts	$20,204	$80,628	$(72,957)	$27,875

Valuation allowance for deferred tax assets	$32,509	$25,036	$(9,089)	$48,456

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX

For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

			Incorporated by
			Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc.	8-K	2.1	11/12/02
3.1	Restated Certificate of Incorporation of NII Holdings, as amended	10-K	3.1	02/27/07
3.2	Second Amended and Restated Bylaws of NII Holdings	8-K	3.1	10/29/07
4.1	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	10-Q	4.1	08/06/07
4.2	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.3	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00
10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06

			Incorporated by
			Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.7	Amended and Restated Credit Agreement, dated as of June 27, 2006, by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A.	10-Q	10.1	08/07/06
10.8	Term Facility Agreement A/B, dated as of September 14, 2007, by and among Nextel Telecomunicações Ltda., Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V., as lender, and Standard Bank Offshore Trust Company Jersey Limited, as Security Agent	10-Q	10.1	11/06/07
10.9	Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings	S-1	10.12	12/20/02
10.10(+)	Management Incentive Plan, dated as of November 12, 2002	S-8	99.1	12/12/02
10.11	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.22	03/27/03
10.12(+)	Form of NII Holdings Change of Control Severance Plan	10-Q	10.2	08/06/08
10.13(+)	2004 Incentive Compensation Plan	10-Q	10.1	08/06/08
10.14(+)	Form of Executive Officer Restricted Stock Award Agreement	8-K	10.1	04/22/09
10.15(+)	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	10.2	04/22/09
10.16(+)	Form of Non-employee Director Restricted Stock Award Agreement	10-Q	10.3	05/06/09
10.17(+)	Form of Non-employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.18(+)	Outside Directors Deferral Plan	10-K	10.26	02/27/08
10.19(+)	Severance Plan	10-Q	10.3	08/06/08
10.20(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.21(+)	Employment Letter Agreement, dated January 5, 2008, between NII Holdings and Steven P. Dussek	8-K	10.1	01/09/08
10.22(+)	Employment Agreement for Steven M. Shindler, dated June 8, 2009	8-K	10.1	06/09/09
10.23(+)	Employment Agreement for Sergio Chaia, dated January 16, 2007	10-K	10.30	02/25/10
12.1	Ratio of Earnings to Fixed Charges				*
14.1	Code of Business Conduct and Ethics	10-K	14.1	03/12/04
21.1	Subsidiaries of NII Holdings				*
23.1	Consent of PricewaterhouseCoopers LLP				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*

Incorporated by
Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
101	The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.				*

+	Indicates Management Compensatory Plan, Contract or Arrangement.