Form 10-Q
period 2011-03-31
NII HOLDINGS INC
filed 2011-05-05
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 2, 2011

Common Stock, $0.001 par value per share	170,197,413

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	March 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$2,428,251	$1,767,501
Short-term investments	355,730	537,539
Accounts receivable, less allowance for doubtful accounts of $56,247 and $41,282	849,875	788,000
Handset and accessory inventory	227,137	227,191
Deferred income taxes, net	233,649	186,988
Prepaid expenses and other	349,954	393,658

Total current assets	4,444,596	3,900,877
Property, plant and equipment, less accumulated depreciation of $2,218,485 and $2,028,266	3,092,450	2,960,046
Intangible assets, less accumulated amortization of $139,283 and $130,847	449,389	433,208
Deferred income taxes, net	455,049	486,098
Long-term investments	254,484	—
Other assets	371,280	410,458

Total assets	$9,067,248	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$179,796	$300,030
Accrued expenses and other	819,827	827,253
Deferred revenues	167,650	158,690
Current portion of long-term debt	491,975	446,995

Total current liabilities	1,659,248	1,732,968
Long-term debt	3,576,499	2,818,423
Deferred revenues	20,419	20,476
Deferred credits	84,708	88,068
Other long-term liabilities	219,472	211,179

Total liabilities	5,560,346	4,871,114

Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2011 and 2010, no shares issued or outstanding — 2011 and 2010	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2011 and 2010, 169,729 shares issued and outstanding — 2011, 169,661 shares issued and outstanding — 2010	169	169
Paid-in capital	1,380,014	1,364,705
Retained earnings	2,112,708	2,015,950
Accumulated other comprehensive income (loss)	14,011	(61,251)

Total stockholders’ equity	3,506,902	3,319,573

Total liabilities and stockholders’ equity	$9,067,248	$8,190,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Three Months Ended,
	March 31,
	2011	2010

Operating revenues
Service and other revenues	$1,546,328	$1,217,670
Digital handset and accessory revenues	76,509	65,476

	1,622,837	1,283,146

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	444,877	349,525
Cost of digital handsets and accessories	211,503	172,828
Selling, general and administrative	535,557	419,426
Depreciation	146,796	120,740
Amortization	9,123	7,956

	1,347,856	1,070,475

Operating income	274,981	212,671

Other expense
Interest expense, net	(81,159)	(85,726)
Interest income	6,211	5,599
Foreign currency transaction gains (losses), net	8,494	(25,083)
Other expense, net	(4,367)	(4,358)

	(70,821)	(109,568)

Income before income tax provision	204,160	103,103
Income tax provision	(107,402)	(54,641)

Net income	$96,758	$48,462

Net income, per common share, basic	$0.57	$0.29

Net income, per common share, diluted	$0.56	$0.28

Weighted average number of common shares outstanding, basic	169,692	166,817

Weighted average number of common shares outstanding, diluted	172,534	170,475

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$74,751	$28,793
Other	511	(1,723)

Other comprehensive income	75,262	27,070
Net income	96,758	48,462

Total comprehensive income	$172,020	$75,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance, January 1, 2011	169,661	$169	$1,364,705	$2,015,950	$(61,251)	$3,319,573
Net income	—	—	—	96,758	—	96,758
Other comprehensive income, net of taxes	—	—	—	—	75,262	75,262
Exercise of stock options	78	—	426	—	—	426
Share-based payment expense for equity-based awards	—	—	14,880	—	—	14,880
Other	(10)	—	3	—	—	3

Balance, March 31, 2011	169,729	$169	$1,380,014	$2,112,708	$14,011	$3,506,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(in thousands)
Unaudited

	2011	2010

Cash flows from operating activities:
Net income	$96,758	$48,462
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	14,900	16,287
Depreciation and amortization	155,919	128,696
Provision for losses on accounts receivable	31,827	19,594
Foreign currency transaction (gains) losses, net	(8,494)	25,083
Share-based payment expense	14,880	18,150
Other, net	1,363	(11,645)
Change in assets and liabilities:
Accounts receivable, gross	(76,915)	(39,639)
Handset and accessory inventory	21,262	60,399
Prepaid expenses and other, net	7,209	21,512
Other long-term assets	(31,835)	35,174
Accounts payable, accrued expenses and other	(22,911)	(124,999)

Net cash provided by operating activities	203,963	197,074

Cash flows from investing activities:
Capital expenditures	(226,131)	(156,289)
Purchase of long-term and short-term investments	(696,517)	(315,136)
Proceeds from sales of short-term investments	624,541	396,838
Transfers from restricted cash	89,100	—
Other, net	(6,773)	(17,778)

Net cash used in investing activities	(215,780)	(92,365)

Cash flows from financing activities:
Proceeds from issuance of senior notes	750,000	—
Borrowings under syndicated loan facilities	—	60,000
Repayments under syndicated loan facilities and other transactions	(61,693)	(47,262)
Other, net	(12,412)	16,918

Net cash provided by financing activities	675,895	29,656

Effect of exchange rate changes on cash and cash equivalents	(3,328)	12,306

Net increase in cash and cash equivalents	660,750	146,671
Cash and cash equivalents, beginning of period	1,767,501	2,504,064

Cash and cash equivalents, end of period	$2,428,251	$2,650,735

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income (Loss).  The components of our accumulated other comprehensive income (loss), net of taxes, are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Cumulative foreign currency translation adjustment	$18,417	$(56,333)
Other	(4,406)	(4,918)

	$14,011	$(61,251)

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$226,131	$156,289
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(8,227)	(21,812)

	$217,904	$134,477

Interest costs
Interest expense, net	$81,159	$85,726
Interest capitalized	5,180	2,238

	$86,339	$87,964

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2011 and 2010, we had $53.6 million and $23.3 million, respectively, in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers.

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of operations. For the three months ended March 31, 2011 and 2010, we had $59.0 million and $43.5 million, respectively, in revenue-based taxes and other excise taxes.

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

As presented for the three months ended March 31, 2011, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the three months ended March 31, 2011, we did not include 9.1 million common shares issuable upon exercise of stock options or an immaterial amount of our restricted common shares in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

As presented for the three months ended March 31, 2010, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes or our 2.75% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the three months ended March 31, 2010, we did not include 8.5 million common shares issuable upon exercise of stock options in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$96,758	169,692	$0.57	$48,462	166,817	$0.29

Effect of dilutive securities:
Stock options	—	2,492		—	3,167
Restricted stock	—	350		—	491
Convertible notes, net of capitalized interest and taxes	—	—		—	—

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$96,758	172,534	$0.56	$48,462	170,475	$0.28

Reclassifications.  We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.

New Accounting Pronouncements.  In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. We adopted this new guidance on its effective date of January 1, 2011. Consistent with this guidance, we allocate revenue from transactions in which we offer wireless service in conjunction with the sale or rental of a handset between the two separate units of accounting. We base this allocation on the relative selling prices of the handset and the wireless service plan when sold separately. The amount of revenue that can be allocated to the handset is limited to amounts that are not contingent on our future provision of wireless service. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 2.	Fair Value Measurements

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of
	March 31, 2011			Fair Value as of
	Using the Fair Value Hierarchy			March 31,
Financial Instruments	Level 1	Level 2	Level 3	2011

Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$90,426	$—	$—	$90,426

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of
	December 31, 2010			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2010

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$50,778	$—	$—	$50,778

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

Held-to-Maturity Investments.

We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of March 31, 2011 were immaterial. The carrying amounts and estimated fair values of our held-to-maturity investments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$200,293	$201,392	$421,653	$423,613
Held-to-maturity securities — corporate bonds	65,011	65,251	65,108	65,392

	265,304	266,643	486,761	489,005

Long-term investments:
Held-to-maturity securities — U.S. Treasuries	254,484	236,540	—	—

	$519,788	$503,183	$486,761	$489,005

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Instruments.

The carrying amounts and estimated fair values of our long-term debt instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)

Senior notes	$2,030,148	$2,227,400	$1,279,524	$1,428,000
Convertible notes	1,052,909	1,101,375	1,043,236	1,078,000
Syndicated loan facilities	432,625	430,902	458,964	457,187
Other	255,208	256,531	193,460	195,620

	$3,770,890	$4,016,208	$2,975,184	$3,158,807

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

Note 3.	Debt

	March 31,	December 31,
	2011	2010
	(in thousands)

Senior notes, net	$2,030,148	$1,279,524
Convertible notes, net	1,052,909	1,043,236
Syndicated loan facilities	432,625	458,964
Tower financing obligations	178,742	175,932
Capital lease obligations	118,842	114,303
Brazil import financing	154,753	128,094
Other	100,455	65,365

Total debt	4,068,474	3,265,418
Less: current portion	(491,975)	(446,995)

	$3,576,499	$2,818,423

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.625% Senior Notes due 2021.  In March 2011, we issued $750.0 million aggregate principal amount of senior notes for which we received about $735.8 million in cash proceeds, after deducting underwriting fees, commissions and offering expenses. We will amortize the $14.2 million we incurred in underwriting discounts and offering expenses into interest expense over the ten-year term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Capital Corp.’s 10.0% senior notes due 2016, NII Capital Corp.’s 8.875% senior notes due 2019 and NII Holdings’ 3.125% convertible notes due 2012. The notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011 and will mature on April 1, 2021.

The notes are not entitled to any mandatory redemption or sinking fund. Prior to April 1, 2014, up to 35% of the aggregate principal amount of the notes may be redeemed with the net cash proceeds from specified equity offerings at a redemption price of 107.625% of their principal amount, plus accrued and unpaid interest. Such redemption may only be made if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. In addition, prior to April 1, 2016, NII Capital Corp. may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. At any time on or after April 1, 2016 and prior to maturity, the notes will be redeemable, in whole or in part, at the redemption prices presented below (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on April 1 of the applicable year:

Redemption
Year	Price

2016	103.813%
2017	102.541%
2018	101.271%
2019 and thereafter	100.000%

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

These covenants are subject to a number of qualifications and exceptions and are substantially similar to the covenants contained in the indentures governing NII Capital Corp.’s 10.0% senior notes due 2016 and 8.875% senior notes due 2019.

Convertible Notes.

3.125% Convertible Notes.  If certain events occur, the 3.125% notes will be convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 9,296,870 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended March 31, 2011, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2011. As a result, the conversion contingency was not met as of March 31, 2011.

Adoption of Authoritative Guidance on Convertible Debt Instruments.  As a result of adopting the FASB’s authoritative guidance on convertible debt instruments on January 1, 2009, we were required to separately account for the debt and equity components of our 3.125% convertible notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components recognized for our 3.125% convertible notes were as follows (in thousands):

	March 31, 2011	December 31, 2010
	3.125% Notes	3.125% Notes
	due 2012	due 2012

Principal amount of convertible notes	$1,100,000	$1,100,000
Unamortized discount on convertible notes	47,091	56,764
Net carrying amount of convertible notes	1,052,909	1,043,236
Carrying amount of equity component	193,941	193,941

As of March 31, 2011, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 14 months.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
	3.125% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2012	due 2025

Contractual coupon interest	$8,594	$9,375	$2,406
Amortization of discount on convertible notes	9,674	9,849	3,013

Interest expense, net	$18,268	$19,224	$5,419

Effective interest rate on convertible notes	7.15%	7.15%	6.45%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the first quarter of 2011.

As of March 31, 2011 and December 31, 2010, Nextel Brazil had accrued liabilities of $58.9 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $204.4 million and $208.4 million as of March 31, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 5.	Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S.— 1999; Mexico and Argentina — 2004; Peru and Brazil — 2006; Luxembourg, Netherlands and Spain — 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the three months ended March 31, 2011 (in thousands):

Unrecognized tax benefits — December 31, 2010	$102,880
Additions for current year tax positions	747
Additions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for prior year tax positions	(70,653)
Lapse of statute of limitations	(1,392)
Settlements with taxing authorities	—
Foreign currency translation adjustment	2,400

Unrecognized tax benefits — March 31, 2011	$33,982

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrecognized tax benefits as of March 31, 2011 and December 31, 2010 include $6.1 million and $75.7 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized. During the first quarter of 2011, we reduced the amount of our unrecognized tax benefits by $72.0 million due to the March 2011 decision by a Mexico court to deny our administrative petition related to the Federal income tax law covering deductions and gains from the sale of property.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the first quarter of 2011, consistent with the methodology we employed for 2010. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, we increased the valuation allowance on our U.S. companies’ deferred tax assets by $19.0 million, which we recorded as an increase to income tax expense. For our foreign companies, we determined that the realizability of their deferred assets had not changed. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2011 to determine the appropriate level of valuation allowance.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005, we filed an annulment suit challenging the constructive denial. In March 2011, we were officially notified that the courts denied our petition based on the economic substance of our interpretation. Therefore, during the first quarter of 2011, we reversed the income tax receivable on the financial statements and recorded a $14.5 million increase in income tax expense with respect to this item.

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

					Corporate	Intercompany
	Brazil	Mexico	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended March 31, 2011
Operating revenues	$813,338	$567,006	$150,714	$85,657	$7,405	$(1,283)	$1,622,837

Segment earnings (losses)	$283,001	$180,347	$43,951	$7,178	$(84,697)	$1,120	$430,900
Less:
Depreciation and amortization							(155,919)
Foreign currency transaction gains, net							8,494
Interest expense and other, net							(79,315)

Income before income tax provision							$204,160

Capital expenditures	$97,588	$37,382	$12,171	$22,942	$47,821	$—	$217,904

Three Months Ended March 31, 2010
Operating revenues	$563,827	$509,424	$132,757	$72,879	$4,604	$(345)	$1,283,146

Segment earnings (losses)	$176,709	$184,384	$36,599	$4,223	$(60,548)	$—	$341,367
Less:
Depreciation and amortization							(128,696)
Foreign currency transaction losses, net							(25,083)
Interest expense and other, net							(84,485)

Income before income tax provision							$103,103

Capital expenditures	$85,092	$17,173	$8,815	$7,994	$15,403	$—	$134,477

March 31, 2011
Identifiable assets	$3,151,657	$2,072,047	$420,603	$533,414	$2,889,814	$(287)	$9,067,248

December 31, 2010
Identifiable assets	$3,036,106	$2,019,550	$393,246	$556,752	$2,185,320	$(287)	$8,190,687

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Condensed Consolidating Financial Statements

In March 2011, we issued $750.0 million in aggregate principal amount of 7.625% senior notes due 2021. In addition, during 2009, we issued senior notes totaling $1.3 billion in aggregate principal amount comprised of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019. We refer to the senior notes issued in 2011 and 2009 collectively as the “notes.” All of these notes are senior unsecured obligations of NII Capital Corp., our wholly-owned subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. No foreign subsidiaries will guarantee the notes unless they are first tier subsidiaries of NII Holdings. These guarantees are full and unconditional, as well as joint and several.

As a result of the issuance of the notes and the related guarantees, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, as well as condensed consolidating statements of operations and cash flows for the three months ended March 31, 2011 and 2010, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries of NII Holdings, Inc. on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating balance sheet as of December 31, 2010 presented below was revised to reflect the proper classification of certain intercompany balances. This revision was not material to our financial statements taken as a whole.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)(1)	Subsidiaries(2)	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,274,659	$17	$8,588	$1,144,987	$—	$2,428,251
Short-term investments	265,304	—	—	90,426	—	355,730
Accounts receivable, net	—	—	—	852,287	(2,412)	849,875
Handset and accessory inventory	—	—	—	227,137	—	227,137
Deferred income taxes, net	—	—	4,400	233,317	(4,068)	233,649
Prepaid expenses and other	3,889	—	10,853	335,224	(12)	349,954

Total current assets	1,543,852	17	23,841	2,883,378	(6,492)	4,444,596
Property, plant and equipment, net	—	—	134,526	2,958,211	(287)	3,092,450
Investments in and advances to affiliates	3,205,565	3,089,667	3,170,922	—	(9,466,154)	—
Intangible assets, net	—	—	—	449,389	—	449,389
Deferred income taxes, net	4,216	—	—	455,049	(4,216)	455,049
Long-term investments	254,484	—	—	—	—	254,484
Other assets	2,387,766	3,050,734	687,934	505,006	(6,260,160)	371,280

Total assets	$7,395,883	$6,140,418	$4,017,223	$7,251,033	$(15,737,309)	$9,067,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5	$—	$516	$179,275	$—	$179,796
Accrued expenses and other	646,536	142,770	1,577,943	1,109,318	(2,656,740)	819,827
Deferred revenues	—	—	—	167,650	—	167,650
Current portion of long-term debt	—	—	15,284	476,691	—	491,975

Total current liabilities	646,541	142,770	1,593,743	1,932,934	(2,656,740)	1,659,248
Long-term debt	1,052,932	2,030,148	67,830	425,589	—	3,576,499
Deferred revenues	—	—	—	20,419	—	20,419
Deferred credits	—	—	15,537	73,387	(4,216)	84,708
Other long-term liabilities	2,189,508	—	9,922	1,627,782	(3,607,740)	219,472

Total liabilities	3,888,981	2,172,918	1,687,032	4,080,111	(6,268,696)	5,560,346

Total stockholders’ equity	3,506,902	3,967,500	2,330,191	3,170,922	(9,468,613)	3,506,902

Total liabilities and stockholders’ equity	$7,395,883	$6,140,418	$4,017,223	$7,251,033	$(15,737,309)	$9,067,248

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501
Short-term investments	486,761	—	—	50,778	—	537,539
Accounts receivable, net	—	—	—	797,421	(9,421)	788,000
Handset and accessory inventory	—	—	—	227,191	—	227,191
Deferred income taxes, net	—	—	4,202	182,786	—	186,988
Prepaid expenses and other	2,776	—	5,439	385,477	(34)	393,658

Total current assets	1,037,734	28	131,827	2,740,743	(9,455)	3,900,877
Property, plant and equipment, net	—	—	107,030	2,853,303	(287)	2,960,046
Investments in and advances to affiliates	2,962,830	2,905,655	2,925,907	—	(8,794,392)	—
Intangible assets, net	—	—	—	433,208	—	433,208
Deferred income taxes, net	7,712	—	—	486,098	(7,712)	486,098
Other assets	2,414,774	2,256,448	667,301	588,572	(5,516,637)	410,458

Total assets	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,295	$—	$2,314	$296,421	$—	$300,030
Accrued expenses and other	637,597	173,263	1,599,378	1,117,481	(2,700,466)	827,253
Deferred revenues	—	—	—	158,690	—	158,690
Current portion of long-term debt	—	—	1,729	445,266	—	446,995

Total current liabilities	638,892	173,263	1,603,421	2,017,858	(2,700,466)	1,732,968
Long-term debt	1,043,258	1,279,524	39,334	456,307	—	2,818,423
Deferred revenues	—	—	—	20,476	—	20,476
Deferred credits	—	—	21,427	74,352	(7,711)	88,068
Other long-term liabilities	1,421,327	—	9,773	1,607,024	(2,826,945)	211,179

Total liabilities	3,103,477	1,452,787	1,673,955	4,176,017	(5,535,122)	4,871,114

Total stockholders’ equity	3,319,573	3,709,344	2,158,110	2,925,907	(8,793,361)	3,319,573

Total liabilities and stockholders’ equity	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$768	$1,622,837	$(768)	$1,622,837

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	45	656,335	—	656,380
Selling, general and administrative	912	162	63,793	472,578	(1,888)	535,557
Management fee, royalty fee and other	(20,503)	—	(29,475)	48,858	1,120	—
Depreciation and amortization	—	—	2,084	153,835	—	155,919

	(19,591)	162	36,447	1,331,606	(768)	1,347,856

Operating income (loss)	19,591	(162)	(35,679)	291,231	—	274,981
Other income (expense)
Interest expense, net	(48,678)	(30,709)	(660)	(48,473)	47,361	(81,159)
Interest income	4,451	43,611	51	5,459	(47,361)	6,211
Foreign currency transaction gains, net	—	—	—	8,494	—	8,494
Equity in income of affiliates	113,784	151,227	152,355	—	(417,366)	—
Other income (expense), net	40	—	—	(4,407)	—	(4,367)

	69,597	164,129	151,746	(38,927)	(417,366)	(70,821)

Income before income tax benefit (provision)	89,188	163,967	116,067	252,304	(417,366)	204,160
Income tax benefit (provision)	7,570	(4,346)	(7,166)	(99,949)	(3,511)	(107,402)

Net income	$96,758	$159,621	$108,901	$152,355	$(420,877)	$96,758

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$—	$1,283,146	$—	$1,283,146

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	35	522,318	—	522,353
Selling, general and administrative	460	4	46,061	372,901	—	419,426
Management fee	(18,556)	—	(23,220)	41,776	—	—
Depreciation and amortization	—	—	1,681	127,015	—	128,696

	(18,096)	4	24,557	1,064,010	—	1,070,475

Operating income (loss)	18,096	(4)	(24,557)	219,136	—	212,671
Other income (expense)
Interest expense, net	(25,090)	(31,758)	(304)	(31,983)	3,409	(85,726)
Interest income	2,917	—	533	5,558	(3,409)	5,599
Foreign currency transaction losses, net	—	—	—	(25,083)	—	(25,083)
Equity in income of affiliates	35,176	96,975	117,171	—	(249,322)	—
Other income (expense), net	—	—	115	(4,469)	(4)	(4,358)

	13,003	65,217	117,515	(55,977)	(249,326)	(109,568)

Income before income tax benefit (provision)	31,099	65,213	92,958	163,159	(249,326)	103,103
Income tax benefit (provision)	17,363	—	(17,675)	(54,534)	205	(54,641)

Net income	$48,462	$65,213	$75,283	$108,625	$(249,121)	$48,462

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$96,758	$159,621	$108,901	$152,355	$(420,877)	$96,758
Adjustments to reconcile net income to net cash provided by operating activities	19,929	(115,482)	(100,932)	106,091	197,599	107,205

Net cash provided by operating activities	116,687	44,139	7,969	258,446	(223,278)	203,963
Cash flows from investing activities:
Capital expenditures	(26,092)	—	—	(200,039)	—	(226,131)
Proceeds from sales of short-term investments	245,000	—	—	379,541	—	624,541
Transfers from restricted cash	—	—	—	89,100	—	89,100
Purchase of long-term and short-term investments	(279,962)	—	—	(416,555)	—	(696,517)
Intercompany borrowings	(66,006)	(736,860)	—	—	802,866	—
Other, net	(335)	—	—	(6,438)	—	(6,773)

Net cash used in investing activities	(127,395)	(736,860)	—	(154,391)	802,866	(215,780)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Proceeds from intercompany long-term loan	736,860	—	—	7,881	(744,741)	—
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	310	26,849	17,572	(60,711)	(58,125)	(74,105)

Net cash provided by (used in) financing activities	737,170	692,710	(121,567)	(52,830)	(579,588)	675,895
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,328)	—	(3,328)

Net increase (decrease) in cash and cash equivalents	726,462	(11)	(113,598)	47,897	—	660,750
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501

Cash and cash equivalents, end of period	$1,274,659	$17	$8,588	$1,144,987	$—	$2,428,251

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$48,462	$65,213	$75,283	$108,625	$(249,121)	$48,462
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(59,216)	(65,213)	(72,131)	163,141	182,031	148,612

Net cash (used in) provided by operating activities	(10,754)	—	3,152	271,766	(67,090)	197,074
Cash flows from investing activities:
Capital expenditures	(2,186)	—	—	(154,103)	—	(156,289)
Proceeds from sales of short-term investments	—	—	—	396,838	—	396,838
Purchase of short-term investments	—	—	—	(315,136)	—	(315,136)
Other, net	(35,942)	—	64,355	(17,778)	(28,413)	(17,778)

Net cash (used in) provided by investing activities	(38,128)	—	64,355	(90,179)	(28,413)	(92,365)
Net cash provided by (used in) financing activities	8,023	—	(67,507)	(6,363)	95,503	29,656
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,306	—	12,306

Net (decrease) increase in cash and cash equivalents	(40,859)	—	—	187,530	—	146,671
Cash and cash equivalents, beginning of period	1,702,191	28	—	801,845	—	2,504,064

Cash and cash equivalents, end of period	$1,661,332	$28	$—	$989,375	$—	$2,650,735

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2011 and December 31, 2010 and our consolidated results of operations for the three-month periods ended March 31, 2011 and 2010; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.

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

We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us in Chile and Mexico in 2010 and spectrum for which we were the successful bidder in Brazil in 2010 and which we expect to be awarded to us in 2011. We expect to commercially launch third generation service offerings in Chile later this year and in Brazil and Mexico in the first half of 2012.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where we made significant additional investments in 2008, 2009, 2010 and into 2011 in order to expand our service areas, including expansion into the northeast region of the country, and to add more capacity to Nextel Brazil’s network to support its growth. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. Our planned third generation networks are expected to serve both our existing major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses. We may also consider selectively expanding into other Latin American countries where we do not currently operate. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Nextel Communications, a subsidiary of Sprint Nextel, is currently Motorola’s largest customer with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel’s recently announced plans to decommission its iDEN network over the coming years could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. Motorola recently completed a separation of its mobile devices and home division into a separate public entities called Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned, and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. Examples of these arrangements include:

•	Agreements we entered into with Motorola in September 2006 to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

•	An agreement we signed with Motorola, Inc., now Motorola Solutions, Inc., in October 2010, which provided for the extension of the terms of the iDEN network infrastructure agreement with Motorola until December 31, 2014. The extension of this infrastructure agreement will not impact any handset pricing terms or commitments.

•	An agreement we entered into with Motorola Mobility, Inc. in March 2011, which provided for the extension of the agreement under which Motorola will supply iDEN handsets to NII Holdings through 2014. In addition, we agreed to handset volume purchase commitments with respect to certain handset models and pricing parameters linked to the volume of our handset purchases. This agreement provided that Motorola Mobility, Inc. will continue to develop and deliver new handsets using the iDEN platform as we develop our third generation networks over coming years.

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

During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil in order to acquire spectrum required to support our planned third generation networks. We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us in Chile and Mexico in 2010 and spectrum for which we were the successful bidder in Brazil in 2010 and which we expect to be awarded to us in 2011. We expect to commercially launch third generation service offerings in Chile later this year and in Brazil and Mexico in the first half of 2012.

The following chart details our current material third generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage

Brazil	1.9 GHz/2.1 GHz(1)	20 MHz in 11 of 13 regions (includes all major metropolitan areas)(1)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide

(1)	Pending anticipated award of spectrum in 2011.

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

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of March 31, 2011 and December 31, 2010. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2010	3,319	3,361	1,154	1,128	65	9,027
Net subscriber additions	190	84	29	97	3	403

Handsets in commercial service — March 31, 2011	3,509	3,445	1,183	1,225	68	9,430

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2011 compared to those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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

Our service and other revenues and the variable component of our cost of service are primarily driven by the number of handsets in service and not necessarily by the number of customers, as one customer may purchase one or many handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing customers.

Selling and marketing expenses include all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, repairs and maintenance of management information systems, spectrum license fees, corporate overhead and share-based payment for stock options and restricted stock.

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average currency exchange rates for the three months ended March 31, 2011 and 2010. The following table presents the average currency exchange rates we used to translate the results of operations of our operating segments into U.S. dollars, as well as changes from the average exchange rates utilized in prior periods. Because we treat the U.S. dollar as the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

	Three Months Ended March 31,
	2011	2010	Percent Change

Brazilian real	1.67	1.80	7%
Mexican peso	12.08	12.80	6%
Argentine peso	4.01	3.84	(4)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,546,328	95%	$1,217,670	95%	$328,658	27%
Digital handset and accessory revenues	76,509	5%	65,476	5%	11,033	17%

	1,622,837	100%	1,283,146	100%	339,691	26%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(444,877)	(27)%	(349,525)	(27)%	(95,352)	27%
Cost of digital handset and accessory sales	(211,503)	(13)%	(172,828)	(14)%	(38,675)	22%

	(656,380)	(40)%	(522,353)	(41)%	(134,027)	26%
Selling and marketing expenses	(166,473)	(10)%	(150,389)	(12)%	(16,084)	11%
General and administrative expenses	(369,084)	(23)%	(269,037)	(21)%	(100,047)	37%
Depreciation and amortization	(155,919)	(10)%	(128,696)	(10)%	(27,223)	21%

Operating income	274,981	17%	212,671	16%	62,310	29%
Interest expense, net	(81,159)	(5)%	(85,726)	(6)%	4,567	(5)%
Interest income	6,211	—	5,599	—	612	11%
Foreign currency transaction gains (losses), net	8,494	1%	(25,083)	(2)%	33,577	(134)%
Other expense, net	(4,367)	—	(4,358)	—	(9)	—

Income before income tax provision	204,160	13%	103,103	8%	101,057	98%
Income tax provision	(107,402)	(7)%	(54,641)	(4)%	(52,761)	97%

Net income	$96,758	6%	$48,462	4%	$48,296	100%

During the first quarter of 2011, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil, Mexico and Peru. We also experienced a lower consolidated customer turnover rate in the first quarter of 2011 compared to the same period in 2010, which resulted primarily from improving economic conditions, as well as continued initiatives to stabilize customer turnover rates in our markets.

We continued to invest in coverage expansion and network improvements during the first quarter of 2011, resulting in consolidated capital expenditures of $217.9 million, which represented a 62% increase from the first quarter of 2010. Almost half of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market. Under our current business plan, we expect that the amounts invested to deploy our planned third generation networks in Brazil, Mexico and Chile and to expand the coverage and improve the quality and capacity of our iDEN networks will continue to represent the majority of our consolidated capital expenditure investments for the remainder of 2011. We expect to incur significant additional capital expenditures throughout the remainder of 2011 and into 2012 as we pursue our strategy of building third generation networks, and we may incur additional capital expenditures if we are able to acquire spectrum and deploy a third generation network in Argentina.

We believe that our planned deployment of third generation networks will enable us to offer new and differentiated services to a larger base of customers. We expect to incur significant expenses associated with the deployment phase of these networks, particularly general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate our operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment throughout the remainder of 2011 and into 2012.

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the first quarter of 2011 compared to the same period in 2010. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during the first quarter of 2011 compared to the first quarter of 2010. As a result, the components of our consolidated results of operations for the first quarter of 2011, after translation into U.S. dollar, reflect more significant increases in U.S. dollar revenues and expenses than would have occurred if these currencies had not appreciated relative to the U.S. dollar.

1.	Operating revenues

The $328.7 million, or 27%, increase in consolidated service and other revenues from the first quarter of 2010 to the same period in 2011 is largely due to a 22% increase in the average number of total digital handsets in service, which resulted from the continued demand for our services, the balanced growth and expansion strategies in our markets and an improvement in customer retention. This increase was also the result of an increase in consolidated average revenue per subscriber, primarily in Brazil and Argentina.

2.	Cost of revenues

The $95.4 million, or 27%, increase in consolidated cost of service from the first quarter of 2010 to the same period in 2011 is primarily a result of the following:

•	a $64.4 million, or 38%, increase in consolidated interconnect costs, mostly in Brazil and Mexico, resulting from an increase in the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges, partially offset by a reduction in mobile termination rates in Peru; and

•	$22.8 million in consolidated managed service expenses recognized in the first quarter of 2011 related to certain engineering activities managed by a third-party vendor.

The $38.7 million, or 22%, increase in consolidated cost of digital handset and accessory sales from the first quarter of 2010 to the same period in 2011 is primarily the result of an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

Consolidated selling and marketing expenses as a percentage of total operating revenues decreased from 12% for the first quarter of 2010 to 10% for the first quarter of 2011, primarily as a result of lower indirect commissions in Mexico, as well as lower advertising costs in Brazil, Mexico and Argentina.

4.	General and administrative expenses

The $100.0 million, or 37%, increase in consolidated general and administrative expenses from the first quarter of 2010 to the same period in 2011 is principally due to the following:

•	a $47.9 million, or 34%, increase in consolidated general corporate costs, mostly related to an increase in revenue-based taxes in Brazil and higher personnel and consulting costs in some of our markets, which are largely related to the continued development of our third generation initiatives; and

•	a $20.3 million, or 28%, increase in consolidated customer care and billing operations expenses, primarily in Brazil, as a result of an increase in customer care personnel necessary to support larger customer bases in our markets.

5.	Depreciation and amortization

The $27.2 million, or 21%, increase in consolidated depreciation and amortization from the first quarter of 2010 to the same period in 2011 is the result of more consolidated property, plant and equipment in service caused by the continued expansion of the capacity of our iDEN network, as well as the expansion of the coverage and capacity of our third generation networks.

6.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains were not material for the first quarter of 2011. Consolidated foreign currency transaction losses of $25.1 million for the first quarter of 2010 were primarily the result of the weakening of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated net assets during the period, as well as the weakening of the Brazilian real on Nextel Brazil’s U.S. dollar-denominated net liabilities, primarily its syndicated loan facility, during the same period.

7.	Income tax provision

The $52.8 million, or 97%, increase in consolidated income tax provision from the first quarter of 2010 to the same period in 2011 is primarily due to an increase in Nextel Brazil’s income before taxes, the reversal of a $14.5 million income tax benefit recognized on the sale of certain fixed assets based on an administrative ruling in Mexico and an $18.7 million increase in the U.S. valuation allowance, partially offset by an increase in tax deductible dividends in one of our markets.

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

b.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$778,334	96%	$538,050	95%	$240,284	45%
Digital handset and accessory revenues	35,004	4%	25,777	5%	9,227	36%

	813,338	100%	563,827	100%	249,511	44%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(240,647)	(29)%	(190,570)	(34)%	(50,077)	26%
Cost of digital handset and accessory sales	(64,576)	(8)%	(37,885)	(7)%	(26,691)	70%

	(305,223)	(37)%	(228,455)	(41)%	(76,768)	34%
Selling and marketing expenses	(63,692)	(8)%	(55,369)	(10)%	(8,323)	15%
General and administrative expenses	(161,422)	(20)%	(103,294)	(18)%	(58,128)	56%

Segment earnings	$283,001	35%	$176,709	31%	$106,292	60%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 50% of consolidated operating revenues for the three months ended March 31, 2011 compared to 44% in the same period during 2010 and generated segment earnings margins of 35% in the first quarter of 2011 and 31% in the first quarter of 2010. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services.

We continued to invest in Brazil throughout the first quarter of 2011 in order to expand the geographic coverage of Nextel Brazil’s network and to add capacity to and improve the quality of the network to support its growth. As a result, Nextel Brazil’s capital expenditures represented 45% of consolidated total capital expenditures during the first quarter of 2011. We believe that the quality and capacity of Nextel Brazil’s network, as well as its expanded coverage are contributing factors to its low customer turnover rate and increased subscriber growth.

In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro for a total bid price of approximately $121.7 million. Nextel Brazil plans to use the 1.9/2.1 GHz spectrum to support a third generation network that will utilize WCDMA technology and the 1.8 GHz spectrum to support its long-term strategy. The licenses relating to the spectrum won by Nextel Brazil in the auction are expected to be granted in 2011. The development and deployment of a third generation network in Brazil using this spectrum will require us to make significant investments in capital expenditures. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that our planned deployment of a third generation network will enable us to offer new and differentiated services to a larger base of customers in Brazil. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that Nextel Brazil’s operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment throughout the remainder of 2011 and into 2012.

The average value of the Brazilian real for the three months ended March 31, 2011 appreciated relative to the U.S. dollar by 7% compared to the average rate that prevailed during the three months ended March 31, 2010. As a result, the components of Nextel Brazil’s results of operations for the first quarter of 2011, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil’s segment earnings increased $106.3 million, or 60%, from the three months ended March 31, 2010 to the same period in 2011 as a result of the following:

1.	Operating revenues

The $240.3 million, or 45%, increase in service and other revenues from the three months ended March 31, 2010 to the same period in 2011 is mostly the result of an increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into newer markets, as well as an increase in average revenue per subscriber, primarily resulting from the appreciation of the Brazilian real.

2.	Cost of revenues

The $50.1 million, or 26%, increase in cost of service from the three months ended March 31, 2010 to the same period in 2011 is primarily due to a $32.1 million, or 31%, increase in interconnect costs due to an increase in interconnect minutes of use for calls that terminate on other carriers’ networks. Despite this increase, Nextel Brazil’s cost of service as a percentage of its total operating revenues decreased from 34% in the first quarter of 2010 to 29% in the first quarter of 2011, primarily due to an increase in less costly mobile-to-mobile minutes of use as a result of Nextel Brazil’s implementation of rate plans that encouraged more in-network calling.

The $26.7 million, or 70%, increase in cost of digital handset and accessory revenues from the three months ended March 31, 2010 to the same period in 2011 is mostly due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the number of handset sales to new subscribers.

3.	General and administrative expenses

The $58.1 million, or 56%, increase in general and administrative expenses from the three months ended March 31, 2010 to the same period in 2011 is principally due to the following:

•	a $24.9 million, or 52%, increase in other general corporate costs due to an increase in revenue-based taxes and general and administrative personnel; and

•	a $13.9 million, or 118%, increase in bad debt expense related to Nextel Brazil’s operating revenue growth and a decrease in collection rates resulting from the addition of some customers during the second half of 2010 whose credit histories were less established.

The change in Nextel Brazil’s selling and marketing expenses from the first quarter of 2010 to the same period in 2011 was immaterial.

c.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$545,577	96%	$487,921	96%	$57,656	12%
Digital handset and accessory revenues	21,429	4%	21,503	4%	(74)	(0)%

	567,006	100%	509,424	100%	57,582	11%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(126,803)	(22)%	(86,445)	(17)%	(40,358)	47%
Cost of digital handset and accessory sales	(107,086)	(19)%	(100,749)	(20)%	(6,337)	6%

	(233,889)	(41)%	(187,194)	(37)%	(46,695)	25%
Selling and marketing expenses	(68,432)	(12)%	(66,091)	(13)%	(2,341)	4%
General and administrative expenses	(84,338)	(15)%	(71,755)	(14)%	(12,583)	18%

Segment earnings	$180,347	32%	$184,384	36%	$(4,037)	(2)%

Nextel Mexico comprised 35% of our consolidated operating revenues and generated a 32% segment earnings margin for the first quarter of 2011, which is lower than the margin reported for the first quarter of 2010. This decrease in Nextel Mexico’s segment earnings margin is largely the result of an increase in Nextel Mexico’s cost of service, which resulted primarily from higher interconnect expenses associated with a greater proportion of call traffic terminating on other carriers’ networks. Coverage expansion and network improvements in Mexico resulted in capital expenditures of $37.4 million for the first quarter of 2011, which represents 17% of our consolidated total capital expenditures, an increase when compared to the same period in 2010.

As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010, which we acquired to develop and deploy a third generation network in Mexico. We began offering limited third generation services in two cities in Mexico in early 2011, and we expect to begin providing more widely available third generation service offerings in Mexico in the first half of 2012. Continued development and deployment of a third generation network in Mexico will require significant investments in capital expenditures in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that our deployment of a third generation network will enable us to offer new and differentiated services to a larger base of customers in Mexico. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that our operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment throughout the remainder of 2011 and into 2012.

Beginning in 2007, some of Nextel Mexico’s competitors significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. These competitive actions and practices largely remained in place during the first quarter of 2011. Nextel Mexico is addressing these competitive actions by, among other things, launching attractively priced service plans, offering handsets at discounted prices and offering controlled rate plans to new and existing customers that provide for lower monthly rates for more limited service packages as part of the base plan and require customers to prepay for services beyond levels contemplated by the base plan. These competitive rate plans are also designed to encourage increased usage of the Direct Connect feature, which lowers expenses because it does not require the payment of call termination charges, but results in slightly lower average revenues per subscriber. If these efforts to design more attractive plans prove unsuccessful, gross subscriber additions in Mexico could be adversely affected.

The average value of the Mexican peso for the quarter ended March 31, 2011 appreciated relative to the U.S. dollar by 6% compared to the average rate that prevailed during the quarter ended March 31, 2010. As a result, the components of Nextel Mexico’s results of operations for the first quarter of 2011 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Nextel Mexico’s segment earnings margin decreased from 36% for the quarter ended March 31, 2010 to 32% for the same period in 2011 as a result of the following:

1.	Operating revenues

The $57.7 million, or 12%, increase in service and other revenues from the three months ended March 31, 2010 to the same period in 2011 is primarily due to an increase in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico’s existing markets. The impact of this subscriber growth was partially offset by slightly lower average revenue per subscriber compared to the first quarter of 2010 primarily caused by the implementation of lower cost rate plans in response to the competitive environment in Mexico discussed above.

2.	Cost of revenues

The $40.4 million, or 47%, increase in cost of service from the three months ended March 31, 2010 to the same period in 2011 is largely due to an increase in interconnect costs stemming from an increase in interconnect minutes of use and in the proportion of interconnect minutes of use for calls that terminate on other carriers’ networks, which generally have a higher cost per minute.

The changes in Nextel Mexico’s selling and marketing expenses and its general and administrative expenses as percentages of its operating revenues from the first quarter of 2010 to the same period in 2011 were immaterial.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$138,576	92%	$121,879	92%	$16,697	14%
Digital handset and accessory revenues	12,138	8%	10,878	8%	1,260	12%

	150,714	100%	132,757	100%	17,957	14%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(44,877)	(30)%	(44,320)	(33)%	(557)	1%
Cost of digital handset and accessory sales	(19,421)	(13)%	(18,485)	(14)%	(936)	5%

	(64,298)	(43)%	(62,805)	(47)%	(1,493)	2%
Selling and marketing expenses	(11,700)	(8)%	(10,682)	(8)%	(1,018)	10%
General and administrative expenses	(30,765)	(20)%	(22,671)	(17)%	(8,094)	36%

Segment earnings	$43,951	29%	$36,599	28%	$7,352	20%

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

The average values of the Argentine peso for the three months ended March 31, 2011 depreciated relative to the U.S. dollar by 4% from the same period in 2010. As a result, the components of Nextel Argentina’s results of operations for the first quarter of 2011 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Nextel Argentina’s segment earnings margin did not change significantly from the first quarter of 2010 to the same period in 2011; however, Nextel Argentina’s segment earnings increased 20% from the first quarter of 2010 to the same period in 2011 primarily due to a $16.7 million, or 14%, increase in service and other revenues caused by an increase in the average number of digital handsets in service, as well as an increase in average revenue per subscriber, partially offset by an $8.1 million, or 36%, increase in general and administrative expenses caused by an increase in salaries and a higher turnover tax rate.

The changes in Nextel Argentina’s cost of revenues and selling and marketing expenses as percentages of its operating revenues from the first quarter of 2010 to the same period in 2011 were immaterial.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$77,739	91%	$65,600	90%	$12,139	19%
Digital handset and accessory revenues	7,918	9%	7,279	10%	639	9%

	85,657	100%	72,879	100%	12,778	18%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(26,000)	(30)%	(25,657)	(35)%	(343)	1%
Cost of digital handset and accessory sales	(19,220)	(23)%	(14,884)	(21)%	(4,336)	29%

	(45,220)	(53)%	(40,541)	(56)%	(4,679)	12%
Selling and marketing expenses	(15,399)	(18)%	(12,565)	(17)%	(2,834)	23%
General and administrative expenses	(17,860)	(21)%	(15,550)	(21)%	(2,310)	15%

Segment earnings	$7,178	8%	$4,223	6%	$2,955	70%

In December 2009, we launched a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. We continue to develop and deploy transmitter and receiver sites in conjunction with the build-out of this network. Although we commercially launched voice service on this network in April 2010, we expect to incur significant expenses associated with our continued deployment, particularly general and administrative expenses, as we launch services in more markets and incorporate additional services in existing markets in Peru, including high performance push-to-talk services; however, we do not expect a corresponding increase in operating revenues during this deployment phase. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Segment earnings increased 70% from the three months ended March 31, 2010 to the same period in 2011 primarily due to a $12.1 million, or 19%, increase in service and other revenues largely attributable to a 35% increase in average digital subscribers, partially offset by a decrease in average revenue per subscriber. This increase in Nextel Peru’s service and other revenues was partially offset by slight increases to costs of digital handset and accessory sales, selling and marketing expenses and general and administrative expenses.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
			(dollars in thousands)

Operating revenues
Service and other revenues	$7,385	100%	$4,565	99%	$2,820	62%
Digital handset and accessory revenues	20	—	39	1%	(19)	(49)%

	7,405	100%	4,604	100%	2,801	61%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(7,065)	(96)%	(2,878)	(62)%	(4,187)	145%
Cost of digital handset and accessory sales	(1,200)	(16)%	(825)	(18)%	(375)	45%

	(8,265)	(112)%	(3,703)	(80)%	(4,562)	123%
Selling and marketing expenses	(7,250)	(98)%	(5,682)	(123)%	(1,568)	28%
General and administrative expenses	(76,587)	NM	(55,767)	NM	(20,820)	37%

Segment losses	$(84,697)	NM	$(60,548)	NM	$(24,149)	40%

NM-Not Meaningful

For the three months ended March 31, 2011 and 2010, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We plan to deploy a third generation network in Chile utilizing 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands based on WCDMA technology. We believe that the deployment of this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Chile. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $18.2 million for the three months ended March 31, 2011, which represents 8% of our consolidated total capital expenditures for the first quarter of 2011. Deployment of our third generation network and other planned network expansions in Chile will require significant investments in capital expenditures over the next several years.

Segment losses increased from the three months ended March 31, 2010 to the same period in 2011 primarily due to a $20.8 million increase in general and administrative expenses, primarily due to a $6.6 million increase in corporate consulting costs, increased employee expenses and an $8.5 million increase in corporate information technology costs, all of which are largely related to the planned launch of third generation networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that our general and administrative expenses will continue to increase along with other operating expenses as we progress with our expansion plans and new technology initiatives in some of our markets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of March 31, 2011, we had working capital, which is defined as total current assets less total current liabilities, of $2,785.3 million, a $617.4 million increase compared to working capital of $2,167.9 million as of December 31, 2010. The increase in working capital was primarily a result of about $735.8 million in net proceeds received from the issuance of our 7.625% senior notes in March 2011. As of March 31, 2011, our working capital includes $2,428.3 million in cash and cash equivalents, of which $198.8 million was held in currencies other than U.S. dollars, with 71% of that amount held in Mexican pesos. As of March 31, 2011, our working capital also includes $355.7 million in short-term investments, the majority of which was held in U.S. dollars. In addition, as of March 31, 2011, we had $254.5 million in long-term investments. Although we currently intend to hold these long-term investments to maturity, those investments are readily marketable and could be sold if necessary to meet our liquidity needs. A substantial portion of our cash, cash equivalents and short-term investments held in U.S. dollars is maintained in money market funds and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments.

We recognized net income of $96.8 million for the three months ended March 31, 2011 compared to $48.5 million for the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Our long-term business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks. Consistent with this strategy, we have: substantially expanded the coverage of our iDEN network, particularly in Brazil; made significant capital investments to enhance the quality and capacity of our iDEN networks in all of our markets; and deployed and launched services using a WCDMA-based third generation network in Peru. In addition, as discussed in more detail above, we expect to commercially launch third generation service offerings in Chile later this year and in Brazil and Mexico in the first half of 2012. We expect our capital expenditures will materially increase in 2011 and 2012 as we invest in these networks.

We expect our current sources of funding, including our cash, cash equivalent and investment balances, committed financings, including the financing available from the Brazilian telecommunications regulator to fund the purchase price of the spectrum licenses we expect to be awarded in Brazil, and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business and our planned deployment of third generation networks. Nonetheless, we plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. To meet these goals, we expect to pursue various financing alternatives, including U.S. capital market transactions, as well as locally-based vendor and bank financing opportunities. We would need to obtain additional funding beyond our current sources to fund the deployment of a third generation network in Argentina if we are able to acquire spectrum licenses there.

Cash Flows

	Three Months Ended
	March 31,
	2011	2010	Change
		(in thousands)

Cash and cash equivalents, beginning of period	$1,767,501	$2,504,064	$(736,563)
Net cash provided by operating activities	203,963	197,074	6,889
Net cash used in investing activities	(215,780)	(92,365)	(123,415)
Net cash provided by financing activities	675,895	29,656	646,239
Effect of exchange rate changes on cash and cash equivalents	(3,328)	12,306	(15,634)

Cash and cash equivalents, end of period	$2,428,251	$2,650,735	$(222,484)

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

Our operating activities provided us with $204.0 million of cash during the first quarter of 2011, a $6.9 million, or 3%, increase from the first quarter of 2010, primarily due to higher operating income resulting from our profitable growth strategy, as well as the impact of favorable exchange rate fluctuations.

We used $215.8 million of cash in our investing activities during the first quarter of 2011, a $123.4 million, or 134%, increase from the first quarter of 2010, primarily due to a $153.7 million net increase in the purchase of short-term investments in Brazil and at the corporate level and a $69.8 million increase in cash capital expenditures, partially offset by the return of $77.2 million in cash securing performance bonds related to our spectrum acquisition in Chile.

Our financing activities provided us with $675.9 million of cash during the first quarter of 2011, primarily due to $750.0 million of gross proceeds received from the issuance of our 7.625% senior notes, partially offset by the repayment of $26.5 million under our syndicated loan facilities in Brazil and Peru and debt financing costs related to our new senior notes. Our financing activities provided us with $29.7 million of cash during the first quarter of 2010, primarily due to $60.0 million in borrowings under Nextel Peru’s syndicated loan facility, partially offset by the repayment of $20.3 million under our syndicated loan facility in Brazil.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, committed financings, including the financing available from the Brazilian telecommunications regulator to fund the purchase price of the spectrum licenses we expect to be awarded in Brazil, the value of our investments and cash flows generated by our operating companies and external financial sources that may be available. Our ongoing capital resources may also be affected by the availability of funding from external sources, including the availability of funding from the U.S. capital markets and from local vendor and bank financing or similar arrangements.

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating expenses and capital expenditures related to the deployment of third generation networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum, in Argentina;

•	payments in connection with existing and future spectrum purchases;

•	debt service requirements, including significant upcoming maturities in 2011 and 2012, and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, other than in Mexico, Brazil, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including vendor financing or other available financing.

In March 2011, we issued senior notes with $750.0 million aggregate principal amount due at maturity that bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011. The notes will mature on April 1, 2021 when the entire principal amount will be due. Other than the issuance of these notes, during the three months ended March 31, 2011, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $217.9 million for the three months ended March 31, 2011 and $134.5 million for the three months ended March 31, 2010. In both quarters, a substantial portion of our capital expenditures was invested in the expansion of the coverage and capacity of our networks in Mexico and Brazil and for the deployment of our third generation network in Peru.

Our business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks. Consistent with this strategy, we have made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. We also have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying similar networks in Chile, Brazil and Mexico. In addition, we plan to participate in the spectrum auction that is expected to be conducted in Argentina, and if we are successful in acquiring spectrum in that auction, we plan to deploy a third generation network there consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum and deployment of new third generation networks across our markets, as well as our expansion of the capacity of our iDEN networks, will result in a significant increase in our capital expenditures in the applicable markets throughout the remainder of 2011 and into 2012, with the amount and timing of those additional capital expenditures dependent on, among other things, our business plans, the payment rules associated with the spectrum and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

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

Future Outlook.  Our long-term business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks in Brazil, Mexico, Peru and Chile. We expect our capital expenditures will increase materially during the remainder of 2011 and into 2012 as we invest in these networks. We expect our current cash, cash equivalents and investment balances, committed financings, including the financing available from the Brazilian telecommunications regulator to fund the purchase price of the spectrum licenses we expect to be awarded in Brazil, and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business and our planned deployment of third generation networks. However, we would need to obtain additional funding beyond our current sources to fund the deployment of a third generation network in Argentina if we are able to acquire spectrum licenses there.

The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness, including $1.1 billion principal amount of our 3.125% convertible notes that mature in June 2012 and most of the $432.6 million in syndicated loan facilities due during the next five years.

We are evaluating and pursuing various financing alternatives, including U.S. capital market transactions, as well as locally-based vendor and bank financing opportunities, that can be used to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. We expect to continue to raise additional funding using one or more of these alternatives. Any indebtedness that we may incur during the remainder of 2011 and in subsequent years may be significant.

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

Market conditions in debt and equity markets in the United States and global markets during 2008 and part of 2009 resulted in a substantial decline in the amount of funding available to corporate borrowers compared to prior periods as the global economic downturn affected both the availability and terms of financing. Although conditions in the debt and equity markets in the United States have improved, volatility in those markets could make it more difficult or more costly for us to raise additional capital in order to meet our future capital needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. For more information, see “Item 1A. Risk Factors” included in our annual report on Form 10-K.

Effect of New Accounting Standards

In October 2009, the FASB updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. We adopted this new guidance on its effective date of January 1, 2011. Consistent with this guidance, we allocate revenue from transactions in which we offer wireless service in conjunction with the sale or rental of a handset between the two separate units of accounting. We base this allocation on the relative selling prices of the handset and the wireless service plan when sold separately. The amount of revenue that can be allocated to the handset is limited to amounts that are not contingent on our future provision of wireless service. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communications services or telecommunications generally and the costs and/or potential customer impacts of compliance with regulatory mandates;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission, or the SEC.

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

In March 2011, we issued U.S. dollar-denominated fixed rate senior notes with $750.0 million aggregate principal amount due at maturity that bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011. The notes will mature on April 1, 2021 when the entire principal amount will be due. Other than the issuance of these notes, during the three months ended March 31, 2011, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company’s internal controls over financial reporting. The material weakness we identified, which is more fully described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2010, related to the failure of the controls in our Brazil operating segment over the communication and incorporation of changes in Brazilian value-added tax laws into our reporting procedures. The underlying factors contributing to the control failure related to insufficient staffing, documentation and training, and underinvestment in systems, resulting in inappropriate reliance on manual procedures. The remediation plan that we have developed and are following addresses both the specific areas of the financial close process related to the errors that were identified in 2010, as well as the underlying factors contributing to the errors.

Changes in Internal Control over Financial Reporting

Although management has taken steps consistent with its plan for remediation of the material weakness noted above, the material weakness has not been remediated as of the end of the period covered by this quarterly report on Form 10-Q. There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 4 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 24, 2011.

Item 6.	Exhibits.

Exhibit
Number		Exhibit Description

4.1		Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 8-K, filed on March 29, 2011).
10.1		Underwriting Agreement governing our 7.625% senior notes due 2021, dated as of March 24, 2011, by and between NII Holdings and Goldman, Sachs & Co., as Underwriters’ Representative (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on March 29, 2011).
10	.2*	Employment Letter Agreement, dated April 29, 2011, between NII Holdings and Peter A. Foyo.
12	.1*	Ratio of Earnings to Fixed Charges.
31	.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32	.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*		The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TERESA S. GENDRON
Teresa S. Gendron
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: May 5, 2011

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

4.1		Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 8-K, filed on March 29, 2011).
10.1		Underwriting Agreement governing our 7.625% senior notes due 2021, dated as of March 24, 2011, by and between NII Holdings and Goldman, Sachs & Co., as Underwriters’ Representative (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on March 29, 2011).
10	.2*	Employment Letter Agreement, dated April 29, 2011, between NII Holdings and Peter A. Foyo.
12	.1*	Ratio of Earnings to Fixed Charges.
31	.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32	.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*		The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Submitted electronically herewith.