Form 10-Q
period 2011-06-30
NII HOLDINGS INC
filed 2011-08-04
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 29, 2011

Common Stock, $0.001 par value per share	171,108,520

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	June 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$2,533,753	$1,767,501
Short-term investments	408,652	537,539
Accounts receivable, less allowance for doubtful accounts of $64,183 and $41,282	967,988	788,000
Handset and accessory inventory	234,603	227,191
Deferred income taxes, net	250,213	186,988
Prepaid expenses and other	313,986	393,658

Total current assets	4,709,195	3,900,877
Property, plant and equipment, less accumulated depreciation of $2,427,926 and $2,028,266	3,318,245	2,960,046
Intangible assets, less accumulated amortization of $151,711 and $130,847	1,370,976	433,208
Deferred income taxes, net	450,501	486,098
Other assets	396,979	410,458

Total assets	$10,245,896	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$216,773	$300,030
Accrued expenses and other	973,416	827,253
Deferred revenues	177,830	158,690
Current portion of long-term debt	1,413,614	446,995

Total current liabilities	2,781,633	1,732,968
Long-term debt	3,360,681	2,818,423
Deferred revenues	19,900	20,476
Deferred credits	81,127	88,068
Other long-term liabilities	240,351	211,179

Total liabilities	6,483,692	4,871,114

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2011 and 2010, no shares issued or outstanding — 2011 and 2010	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2011 and 2010, 171,019 shares issued and outstanding — 2011, 169,661 shares issued and outstanding — 2010	170	169
Paid-in capital	1,419,296	1,364,705
Retained earnings	2,226,327	2,015,950
Accumulated other comprehensive income (loss)	116,411	(61,251)

Total stockholders’ equity	3,762,204	3,319,573

Total liabilities and stockholders’ equity	$10,245,896	$8,190,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Six Months Ended,		Three Months Ended,
	June 30,		June 30,
	2011	2010	2011	2010

Operating revenues
Service and other revenues	$3,216,655	$2,498,302	$1,670,327	$1,280,632
Digital handset and accessory revenues	156,295	136,765	79,786	71,289

	3,372,950	2,635,067	1,750,113	1,351,921

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	893,656	695,876	448,779	346,351
Cost of digital handsets and accessories	421,655	354,936	210,152	182,108
Selling, general and administrative	1,153,649	894,684	618,092	475,258
Depreciation	308,623	247,824	161,827	127,084
Amortization	19,416	16,053	10,293	8,097

	2,796,999	2,209,373	1,449,143	1,138,898

Operating income	575,951	425,694	300,970	213,023

Other expense
Interest expense, net	(176,874)	(179,000)	(95,715)	(93,274)
Interest income	15,811	13,922	9,600	8,323
Foreign currency transaction gains (losses), net	24,100	(1,052)	15,606	24,031
Other expense, net	(8,358)	(7,863)	(3,991)	(3,505)

	(145,321)	(173,993)	(74,500)	(64,425)

Income before income tax provision	430,630	251,701	226,470	148,598
Income tax provision	(220,253)	(127,748)	(112,851)	(73,107)

Net income	$210,377	$123,953	$113,619	$75,491

Net income, per common share, basic	$1.24	$0.74	$0.67	$0.45

Net income, per common share, diluted	$1.22	$0.73	$0.66	$0.44

Weighted average number of common shares outstanding, basic	170,038	167,341	170,381	167,859

Weighted average number of common shares outstanding, diluted	172,752	170,834	172,963	171,186

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$178,127	$(49,396)	$103,377	$(78,188)
Other	(465)	(1,466)	(977)	257

Other comprehensive income (loss)	177,662	(50,862)	102,400	(77,931)
Net income	210,377	123,953	113,619	75,491

Total comprehensive income (loss)	$388,039	$73,091	$216,019	$(2,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance, January 1, 2011	169,661	$169	$1,364,705	$2,015,950	$(61,251)	$3,319,573
Net income	—	—	—	210,377	—	210,377
Other comprehensive income, net of taxes	—	—	—	—	177,662	177,662
Exercise of stock options	1,368	1	22,239	—	—	22,240
Share-based payment expense for equity-based awards	—	—	30,757	—	—	30,757
Other	(10)	—	1,595	—	—	1,595

Balance, June 30, 2011	171,019	$170	$1,419,296	$2,226,327	$116,411	$3,762,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(in thousands)
Unaudited

	2011	2010

Cash flows from operating activities:
Net income	$210,377	$123,953
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	28,504	33,098
Depreciation and amortization	328,039	263,877
Provision for losses on accounts receivable	73,421	37,655
Foreign currency transaction (gains) losses, net	(24,100)	1,052
Share-based payment expense	30,758	36,890
Other, net	11,903	(4,020)
Change in assets and liabilities:
Accounts receivable, gross	(212,241)	(108,041)
Handset and accessory inventory	30,491	48,764
Prepaid expenses and other	13,195	(15,592)
Other long-term assets	(51,183)	(61,868)
Accounts payable, accrued expenses and other	165,084	44,454

Net cash provided by operating activities	604,248	400,222

Cash flows from investing activities:
Capital expenditures	(452,542)	(335,871)
Purchase of long-term and short-term investments	(1,237,593)	(1,209,455)
Proceeds from sales of short-term investments	1,373,700	668,969
Payments for purchases of licenses	(94,222)	(6,722)
Transfer from restricted cash	89,360	—
Transfer to restricted cash	(4,675)	(89,135)
Other, net	479	(22,166)

Net cash used in investing activities	(325,493)	(994,380)

Cash flows from financing activities:
Proceeds from issuance of senior notes	750,000	—
Purchases of convertible notes	—	(124,342)
Borrowings under syndicated loan facilities	—	80,000
Repayments under syndicated loan facilities and other transactions	(308,030)	(112,258)
Other, net	46,752	59,044

Net cash provided by (used in) financing activities	488,722	(97,556)

Effect of exchange rate changes on cash and cash equivalents	(1,225)	7,585

Net increase (decrease) in cash and cash equivalents	766,252	(684,129)
Cash and cash equivalents, beginning of period	1,767,501	2,504,064

Cash and cash equivalents, end of period	$2,533,753	$1,819,935

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the three months ended March 31, 2011. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income (Loss).  The components of our accumulated other comprehensive income (loss), net of taxes, are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Cumulative foreign currency translation adjustment	$121,794	$(56,333)
Other	(5,383)	(4,918)

	$116,411	$(61,251)

Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including interest capitalized on property, plant and equipment	$452,542	$335,871
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	69,304	28,683

	$521,846	$364,554

Interest costs
Interest expense, net	$176,874	$179,000
Interest capitalized	20,954	4,396

	$197,828	$183,396

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction rules. See Note 3 for further information related to this financing. As interest is capitalized during the construction of our third generation network in Brazil, we expect that

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning in the third quarter of 2011, capitalized interest will increase significantly until construction of our network is complete.

For the three months ended June 30, 2011 and 2010, we had $937.5 million and $66.6 million, respectively, in non-cash financing, primarily related to the long-term financing of the spectrum that was awarded to Nextel Brazil in June 2011 as described above and in Note 3, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers.

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of operations. For the six and three months ended June 30, 2011, we had $122.9 million and $64.3 million, respectively, in revenue-based taxes and other excise taxes. For the six and three months ended June 30, 2010, we had $87.8 million and $44.9 million, respectively, in revenue-based taxes and other excise taxes.

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

As presented for the six and three months ended June 30, 2011, our calculations of diluted net income per share include common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the six and three months ended June 30, 2011, we did not include 9.6 million common shares issuable upon exercise of stock options or an immaterial amount of our restricted common shares in our calculations of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for those periods.

As presented for the six and three months ended June 30, 2010, our calculations of diluted net income per share include common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes or our 2.75% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the six and three months ended June 30, 2010, we did not include 10.1 million common shares issuable upon exercise of stock options or an immaterial amount of restricted common shares in our calculations of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for those periods.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the six and three months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$210,377	170,038	$1.24	$123,953	167,341	$0.74

Effect of dilutive securities:
Stock options	1	2,406		—	3,074
Restricted stock	—	308		—	419

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$210,378	172,752	$1.22	$123,953	170,834	$0.73

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Basic net income per common share:
Net income	$113,619	170,381	$0.67	$75,491	167,859	$0.45

Effect of dilutive securities:
Stock options	—	2,318		—	2,976
Restricted stock	—	264		—	351

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$113,619	172,963	$0.66	$75,491	171,186	$0.44

Reclassifications.  We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.

New Accounting Pronouncements.  In October 2009, the Financial Accounting Standards Board, or the FASB, updated its authoritative guidance for accounting for multiple deliverable revenue arrangements. The new guidance revises the criteria used to determine the separate units of accounting in a multiple deliverable arrangement and requires that total consideration received under the arrangement be allocated over the separate units of accounting based on their relative selling prices. This guidance also clarifies the methodology used in determining our best estimate of the selling price used in this allocation. The applicable revenue recognition criteria will be considered separately for the separate units of accounting. We adopted this new guidance on its effective date of January 1, 2011. Consistent with this guidance, we allocate revenue from transactions in which we offer wireless service in conjunction with the sale or rental of a handset between the two separate units of accounting. We base this allocation on the relative selling prices of the handset and the wireless service plan when sold separately. The amount of revenue that can be allocated to the handset is limited to amounts that are not contingent on our future provision of wireless service. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB updated its authoritative guidance on fair value measurement and disclosure. The updated guidance limits the use of valuation assumptions based on the highest and best use of an asset or liability to non-financial assets and liabilities. Financial assets and liabilities are presumed to derive their value from exchange transactions. In addition, the updated guidance clarifies that the principal market for an asset or liability is the market which has the greatest volume and level of activity for that asset or liability, which is not necessarily the market in which the reporting entity would be expected to engage in transactions with respect to that asset or liability. This updated guidance also requires additional quantitative and qualitative disclosures concerning Level 3 fair value measurement categories, disclosure of the reasoning for and impact of transfers of assets between Level 1 and Level 2 fair value measurements and disclosure of the reasons why a non-financial asset is not being used by the reporting entity in its highest and best use, if applicable. In addition, the updated guidance requires that all fair value measurements, whether recognized on the balance sheet or included in disclosures, be categorized in the fair value hierarchy with disclosure of that categorization. This updated authoritative guidance will become effective for fiscal periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB updated its authoritative guidance on the presentation of comprehensive income. This standard requires public companies to report other comprehensive income and its components either together with the presentation of net income in its statement of operations or as a separate statement of comprehensive income. The updated guidance eliminates the option to report other comprehensive income and its components within the statement of changes in stockholders’ equity. This updated authoritative guidance will become effective for fiscal periods beginning after December 15, 2011. Because we currently report other comprehensive income and its components together with the presentation of net income in our condensed consolidated statement of operations, we do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

Note 2.	Intangible Assets

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. We expect to begin amortizing these spectrum licenses in the second half of 2012 over 15 years, which is the estimated useful life of the licenses. As a result, we anticipate that amortization expense will increase significantly in connection with the expected regulatory launch of our third generation network in Brazil.

Note 3.	Debt

	June 30,	December 31,
	2011	2010
	(in thousands)

Senior notes, net	$2,030,785	$1,279,524
Convertible notes, net	1,062,639	1,043,236
Brazil spectrum license financing	819,413	—
Syndicated loan facilities	249,687	458,964
Tower financing obligations	180,811	175,932
Capital lease obligations	144,006	114,303
Brazil import financing	170,367	128,094
Other	116,587	65,365

Total debt	4,774,295	3,265,418
Less: current portion	(1,413,614)	(446,995)

	$3,360,681	$2,818,423

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brazil Spectrum License Financing.  As discussed above, in June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction terms. The amount borrowed under the spectrum license financing is payable in six annual installments beginning in May 2014. Beginning June 1, 2011, interest accrues on the spectrum license financing at a rate of 1% per month, plus the Brazilian telecommunications industry index rate. Interest is not required to be paid until May 2014. Because the spectrum license financing is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.

7.625% Senior Notes due 2021.  In March 2011, we issued $750.0 million aggregate principal amount of senior notes for which we received about $735.6 million in cash proceeds, after deducting underwriting fees, commissions and offering expenses. We are amortizing the $14.4 million we incurred in underwriting discounts and offering expenses into interest expense over the ten-year term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. The notes bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011 and will mature on April 1, 2021.

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

Upon the occurrence of specified events involving a change of control, holders of the notes may require us to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. The indenture pursuant to which the notes were issued includes covenants that are substantially similar to the covenants (including the related qualifications and exceptions) contained in the indentures governing NII Capital Corp.’s 10.0% senior notes due 2016 and 8.875% senior notes due 2019.

Convertible Notes.

3.125% Convertible Notes.  If certain events occur, the 3.125% notes will be convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 9,296,870 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended June 30, 2011, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2011. As a result, the conversion contingency was not met as of June 30, 2011.

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

	June 30, 2011	December 31, 2010
	3.125% Notes	3.125% Notes
	due 2012	due 2012

Principal amount of convertible notes	$1,100,000	$1,100,000
Unamortized discount on convertible notes	37,361	56,764
Net carrying amount of convertible notes	1,062,639	1,043,236
Carrying amount of equity component	193,941	193,941

As of June 30, 2011, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 11 months.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the six and three months ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
	3.125% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2012	due 2025

Contractual coupon interest	$17,188	$18,595	$4,786
Amortization of discount on convertible notes	19,404	19,813	6,058

Interest expense, net	$36,592	$38,408	$10,844

Effective interest rate on convertible notes	7.15%	7.15%	6.45%

	Three Months Ended June 30,
	2011	2010
	3.125% Notes	3.125% Notes	2.75% Notes
	due 2012	due 2012	due 2025

Contractual coupon interest	$8,594	$9,220	$2,380
Amortization of discount on convertible notes	9,730	9,964	3,045

Interest expense, net	$18,324	$19,184	$5,425

Effective interest rate on convertible notes	7.15%	7.15%	6.45%

Mexico Equipment Financing.  In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will receive up to $375.0 million to finance infrastructure equipment and assist in the deployment of its third generation network in Mexico. As of June 30, 2011, this loan agreement was not yet finalized.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Fair Value Measurements

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of
	June 30, 2011			Fair Value as of
	Using the Fair Value Hierarchy			June 30,
Financial Instruments	Level 1	Level 2	Level 3	2011

Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$155,836	$—	$—	$155,836

	Fair Value Measurements as of
	December 31, 2010			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2010

Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$50,778	$—	$—	$50,778

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

Held-to-Maturity Investments.

We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of June 30, 2011 were immaterial. The carrying amounts and estimated fair values of our held-to-maturity investments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)		(in thousands)

Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$152,385	$153,164	$421,653	$423,613
Held-to-maturity securities — corporate bonds	100,431	100,811	65,108	65,392

	$252,816	$253,975	$486,761	$489,005

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Instruments.

The carrying amounts and estimated fair values of our long-term debt instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)

Senior notes	$2,030,785	$2,263,575	$1,279,524	$1,428,000
Convertible notes	1,062,639	1,101,430	1,043,236	1,078,000
Brazil license financing	819,413	1,097,275	—	—
Syndicated loan facilities	249,687	249,873	458,964	457,187
Other	76,342	42,296	193,460	195,620

	$4,238,866	$4,754,449	$2,975,184	$3,158,807

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

We estimated the fair values of our syndicated loan facilities and Nextel Brazil’s spectrum license financing using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.

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

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the second quarter of 2011.

As of June 30, 2011 and December 31, 2010, Nextel Brazil had accrued liabilities of $61.6 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and none of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $230.7 million and $234.7 million as of June 30, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6.	Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S.— 1999; Mexico — 2003; Argentina — 2004; Peru and Brazil — 2006; Luxembourg, Netherlands and Spain — 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the six months ended June 30, 2011 (in thousands):

Unrecognized tax benefits — December 31, 2010	$102,880
Additions for current year tax positions	1,431
Additions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for prior year tax positions	(70,653)
Lapse of statute of limitations	(1,392)
Settlements with taxing authorities	—
Foreign currency translation adjustment	2,585

Unrecognized tax benefits — June 30, 2011	$34,851

The unrecognized tax benefits as of June 30, 2011 and December 31, 2010 include $6.2 million and $75.7 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the first quarter of 2011, we reduced the amount of our unrecognized tax benefits by $70.2 million due to the March 2011 decision by a Mexico court to deny our administrative petition related to the Federal income tax law covering deductions and gains from the sale of property.

We assessed the realizability of our deferred tax assets during the second quarter of 2011, consistent with the methodology we employed for 2010. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, we increased the valuation allowance on our U.S. companies’ deferred tax assets by $46.0 million, which we recorded as an increase to income tax expense. For our foreign companies, we determined that the realizability of their deferred assets had not changed. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2011 to determine the appropriate level of valuation allowance.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Brazil	Mexico	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2011
Operating revenues	$1,719,720	$1,155,314	$311,563	$173,827	$14,873	$(2,347)	$3,372,950

Segment earnings (losses)	$578,344	$403,610	$86,274	$15,053	$(183,724)	$4,433	$903,990
Less:
Depreciation and amortization							(328,039)
Foreign currency transaction gains, net							24,100
Interest expense and other, net							(169,421)

Income before income tax provision							$430,630

Capital expenditures	$214,930	$130,570	$29,347	$46,466	$100,533	$—	$521,846

Six Months Ended June 30, 2010
Operating revenues	$1,174,366	$1,033,590	$268,922	$149,197	$10,407	$(1,415)	$2,635,067

Segment earnings (losses)	$350,400	$389,162	$68,573	$10,242	$(128,806)	$—	$689,571
Less:
Depreciation and amortization							(263,877)
Foreign currency transaction losses, net							(1,052)
Interest expense and other, net							(172,941)

Income before income tax provision							$251,701

Capital expenditures	$207,354	$49,835	$22,305	$30,951	$54,109	$—	$364,554

Three Months Ended June 30, 2011
Operating revenues	$906,382	$588,308	$160,849	$88,170	$7,468	$(1,064)	$1,750,113

Segment earnings (losses)	$295,343	$223,263	$42,323	$7,875	$(99,027)	$3,313	$473,090
Less:
Depreciation and amortization							(172,120)
Foreign currency transaction gains, net							15,606
Interest expense and other, net							(90,106)

Income before income tax provision							$226,470

Capital expenditures	$117,342	$93,188	$17,176	$23,524	$52,712	$—	$303,942

Three Months Ended June 30, 2010
Operating revenues	$610,539	$524,166	$136,165	$76,318	$5,803	$(1,070)	$1,351,921
Segment earnings (losses)	$173,691	$204,778	$31,974	$6,019	$(68,258)	$—	$348,204
Less:
Depreciation and amortization							(135,181)
Foreign currency transaction gains, net							24,031
Interest expense and other, net							(88,456)

Income before income tax provision							$148,598

Capital expenditures	$122,262	$32,662	$13,490	$22,957	$38,706	$—	$230,077

June 30, 2011
Identifiable assets	$4,386,694	$2,077,214	$419,250	$553,818	$2,809,207	$(287)	$10,245,896

December 31, 2010
Identifiable assets	$3,036,106	$2,019,550	$393,246	$556,752	$2,185,320	$(287)	$8,190,687

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Condensed Consolidating Financial Statements

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

As a result of the issuance of the notes and the related guarantees, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, as well as condensed consolidating statements of operations and cash flows for the six and three months ended June 30, 2011 and 2010, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries of NII Holdings, Inc. on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating statements of operations for the six and three months ended June 30, 2010 and the condensed consolidating statement of cash flows for the six months ended June 30, 2010 presented below were revised to reflect the proper classification of certain intercompany balances. These revisions were not material to our financial statements taken as a whole.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)(1)	Subsidiaries(2)	Subsidiaries	Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,461,180	$1	$9,234	$1,063,338	$—	$2,533,753
Short-term investments	252,816	—	—	155,836	—	408,652
Accounts receivable, net	15,666	54,070	116,049	973,315	(191,112)	967,988
Handset and accessory inventory	—	—	—	234,603	—	234,603
Deferred income taxes, net	—	—	4,599	254,519	(8,905)	250,213
Prepaid expenses and other	1,842	—	8,899	303,257	(12)	313,986

Total current assets	1,731,504	54,071	138,781	2,984,868	(200,029)	4,709,195
Property, plant and equipment, net	—	—	160,247	3,158,285	(287)	3,318,245
Investments in and advances to affiliates	3,541,898	3,382,737	3,465,035	—	(10,389,670)	—
Intangible assets, net	—	—	—	1,370,976	—	1,370,976
Deferred income taxes, net	6,005	—	—	450,501	(6,005)	450,501
Other assets	2,413,080	3,055,279	577,507	537,683	(6,186,570)	396,979

Total assets	$7,692,487	$6,492,087	$4,341,570	$8,502,313	$(16,782,561)	$10,245,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,544	$214,229	$—	$216,773
Accrued expenses and other	632,264	170,135	1,597,942	1,292,395	(2,719,320)	973,416
Deferred revenues	—	—	—	177,830	—	177,830
Current portion of long-term debt	1,062,639	—	12,079	338,896	—	1,413,614

Total current liabilities	1,694,903	170,135	1,612,565	2,023,350	(2,719,320)	2,781,633
Long-term debt	23	2,030,785	63,908	1,265,965	—	3,360,681
Deferred revenues	—	—	—	19,900	—	19,900
Deferred credits	—	—	14,900	72,232	(6,005)	81,127
Other long-term liabilities	2,235,357	—	10,042	1,655,831	(3,660,879)	240,351

Total liabilities	3,930,283	2,200,920	1,701,415	5,037,278	(6,386,204)	6,483,692

Total stockholders’ equity	3,762,204	4,291,167	2,640,155	3,465,035	(10,396,357)	3,762,204

Total liabilities and stockholders’ equity	$7,692,487	$6,492,087	$4,341,570	$8,502,313	$(16,782,561)	$10,245,896

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$1,536	$3,372,950	$(1,536)	$3,372,950

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	85	1,315,226	—	1,315,311
Selling, general and administrative	1,776	178	136,839	1,020,825	(5,969)	1,153,649
Management fee and other	(41,799)	—	(64,550)	101,916	4,433	—
Depreciation and amortization	—	—	4,740	323,299	—	328,039

	(40,023)	178	77,114	2,761,266	(1,536)	2,796,999

Operating income (loss)	40,023	(178)	(75,578)	611,684	—	575,951
Other income (expense)
Interest expense, net	(111,936)	(75,210)	(1,437)	(97,832)	109,541	(176,874)
Interest income	9,206	101,832	103	14,211	(109,541)	15,811
Foreign currency transaction gains, net	—	—	—	24,100	—	24,100
Equity in income of affiliates	253,215	337,911	340,081	—	(931,207)	—
Other income (expense), net	40	—	(6)	(8,392)	—	(8,358)

	150,525	364,533	338,741	(67,913)	(931,207)	(145,321)

Income before income tax benefit (provision)	190,548	364,355	263,163	543,771	(931,207)	430,630
Income tax benefit (provision)	19,829	(9,026)	(19,627)	(203,690)	(7,739)	(220,253)

Net income	$210,377	$355,329	$243,536	$340,081	$(938,946)	$210,377

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$768	$2,634,299	$—	$2,635,067

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	52	1,050,760	—	1,050,812
Selling, general and administrative	2,214	7	100,543	791,920	—	894,684
Management fee and other	(37,753)	—	(46,440)	84,193	—	—
Depreciation and amortization	—	—	3,492	260,385	—	263,877

	(35,539)	7	57,647	2,187,258	—	2,209,373

Operating income (loss)	35,539	(7)	(56,879)	447,041	—	425,694
Other income (expense)
Interest expense, net	(144,672)	(63,508)	(583)	(75,962)	105,725	(179,000)
Interest income	6,269	98,604	388	14,386	(105,725)	13,922
Foreign currency transaction losses, net	—	—	—	(1,052)	—	(1,052)
Equity in income of affiliates	165,909	218,253	269,319	—	(653,481)	—
Other income (expense), net	4	—	155	(8,013)	(9)	(7,863)

	27,510	253,349	269,279	(70,641)	(653,490)	(173,993)

Income before income tax benefit (provision)	63,049	253,342	212,400	376,400	(653,490)	251,701
Income tax benefit (provision)	60,904	(18,827)	(47,787)	(116,929)	(5,109)	(127,748)

Net income	$123,953	$234,515	$164,613	$259,471	$(658,599)	$123,953

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Operating revenues	$—	$—	$768	$1,750,113	$(768)	$1,750,113

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	40	658,891	—	658,931
Selling, general and administrative	865	14	73,047	548,247	(4,081)	618,092
Management fee and other	(21,296)	—	(35,075)	53,058	3,313	—
Depreciation and amortization	—	—	2,657	169,463	—	172,120

	(20,431)	14	40,669	1,429,659	(768)	1,449,143

Operating income (loss)	20,431	(14)	(39,901)	320,454	—	300,970
Other income (expense)
Interest expense, net	(63,258)	(44,500)	(777)	(49,360)	62,180	(95,715)
Interest income	4,755	58,221	52	8,752	(62,180)	9,600
Foreign currency transaction gains, net	—	—	—	15,606	—	15,606
Equity in income of affiliates	139,431	186,683	187,726	—	(513,840)	—
Other expense, net	—	—	(6)	(3,985)	—	(3,991)

	80,928	200,404	186,995	(28,987)	(513,840)	(74,500)

Income before income tax benefit (provision)	101,359	200,390	147,094	291,467	(513,840)	226,470
Income tax benefit (provision)	12,260	(4,680)	(12,462)	(103,741)	(4,228)	(112,851)

Net income	$113,619	$195,710	$134,632	$187,726	$(518,068)	$113,619

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$768	$1,351,153	$—	$1,351,921

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	17	528,442	—	528,459
Selling, general and administrative	1,754	3	54,481	419,020	—	475,258
Management fee and other	(19,197)	—	(23,220)	42,417	—	—
Depreciation and amortization	—	—	1,812	133,369	—	135,181

	(17,443)	3	33,090	1,123,248	—	1,138,898

Operating income (loss)	17,443	(3)	(32,322)	227,905	—	213,023
Other income (expense)
Interest expense, net	(119,582)	(31,750)	(279)	(43,979)	102,316	(93,274)
Interest income	3,352	98,604	(145)	8,828	(102,316)	8,323
Foreign currency transaction gains, net	—	—	—	24,031	—	24,031
Equity in income of affiliates	130,733	121,278	152,148	—	(404,159)	—
Other income (expense), net	4	—	40	(3,544)	(5)	(3,505)

	14,507	188,132	151,764	(14,664)	(404,164)	(64,425)

Income before income tax benefit (provision)	31,950	188,129	119,442	213,241	(404,164)	148,598
Income tax benefit (provision)	43,541	(18,827)	(30,112)	(62,395)	(5,314)	(73,107)

Net income	$75,491	$169,302	$89,330	$150,846	$(409,478)	$75,491

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Consolidating
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$210,377	$355,329	$243,536	$340,081	$(938,946)	$210,377
Adjustments to reconcile net income to net cash provided by operating activities	(115,342)	(332,946)	(230,792)	357,283	715,668	393,871

Net cash provided by operating activities	95,035	22,383	12,744	697,364	(223,278)	604,248
Cash flows from investing activities:
Capital expenditures	(61,444)	—	—	(391,098)	—	(452,542)
Purchase of long-term and short-term investments	(329,292)	—	—	(908,301)	—	(1,237,593)
Proceeds from sales of short-term investments	560,000	—	—	813,700	—	1,373,700
Payments for purchases of licenses	—	—	—	(94,222)	—	(94,222)
Transfers from restricted cash	—	—	—	89,360	—	89,360
Intercompany borrowings	(111,486)	(736,860)	—	—	848,346	—
Other, net	—	—	—	(4,196)	—	(4,196)

Net cash provided by (used in) investing activities	57,778	(736,860)	—	(494,757)	848,346	(325,493)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Repayments under syndicated loan facilities	—	—	—	(209,408)	—	(209,408)
Proceeds from intercompany long-term loan	736,860	—	—	27,396	(764,256)	—
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	23,310	48,589	13,443	(53,122)	(84,090)	(51,870)

Net cash provided by (used in) financing activities	760,170	714,450	(125,696)	(235,134)	(625,068)	488,722
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,225)	—	(1,225)

Net increase (decrease) in cash and cash equivalents	912,983	(27)	(112,952)	(33,752)	—	766,252
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501

Cash and cash equivalents, end of period	$1,461,180	$1	$9,234	$1,063,338	$—	$2,533,753

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(in thousands)

	NII Holdings,	NII Capital	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	Corp. (Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$123,953	$234,515	$164,613	$259,471	$(658,599)	$123,953
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(196,662)	(234,515)	(161,042)	276,978	591,510	276,269

Net cash (used in) provided by operating activities	(72,709)	—	3,571	536,449	(67,089)	400,222
Cash flows from investing activities:
Capital expenditures	(10,874)	—	—	(324,997)	—	(335,871)
Proceeds from sales of short-term investments	—	—	—	668,969	—	668,969
Proceeds from intercompany long-term loan	15,645	—	64,355	—	(80,000)	—
Transfers to restricted cash	—	—	—	(89,135)	—	(89,135)
Purchase of long-term and short-term investments	(630,930)	—	—	(578,525)	—	(1,209,455)
Other, net	(59,904)	—	—	(28,888)	59,904	(28,888)

Net cash (used in) provided by investing activities	(686,063)	—	64,355	(352,576)	(20,096)	(994,380)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	80,000	—	80,000
Repayments under syndicated loan facilities and other transactions	—	—	—	(40,519)	—	(40,519)
Repayments under import financing	—	—	—	(50,786)	—	(50,786)
Purchases of convertible notes	(124,342)	—	—	—	—	(124,342)
Proceeds from intercompany long-term loan	—	—	—	(24,370)	24,370	—
Other, net	28,331	—	(67,926)	14,871	62,815	38,091

Net cash used in financing activities	(96,011)	—	(67,926)	(20,804)	87,185	(97,556)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7,585	—	7,585

Net (decrease) increase in cash and cash equivalents	(854,783)	—	—	170,654	—	(684,129)
Cash and cash equivalents, beginning of period	1,702,191	28	—	801,845	—	2,504,064

Cash and cash equivalents, end of period	$847,408	$28	$—	$972,499	$—	$1,819,935

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2011 and December 31, 2010 and our consolidated results of operations for the six- and three-month periods ended June 30, 2011 and 2010; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2011, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.

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

The services we offer include:

•	mobile telephone service;

•	mobile broadband services in markets where we have deployed third generation networks;

•	Nextel Direct Connect® service, which allows subscribers who use our iDEN network to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•	International Direct Connect® service, which allows subscribers who use our iDEN network to talk to each other instantly across national borders, including Sprint Nextel subscribers using compatible handsets in the United States and with TELUS Corporation subscribers using compatible handsets in Canada;

•	data services, including text messaging services, mobile internet services, e-mail services, an Android-based open operating system, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

We plan to offer similar and additional voice and data services and applications on our planned third generation networks. We currently provide services on iDEN networks in the largest metropolitan areas in each of Mexico, Brazil, Argentina, Peru and Chile, as well as in various other cities in each of these countries. In addition, we also provide services on WCDMA networks in various metropolitan areas in Peru.

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

We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us in Chile and Mexico in 2010 and spectrum licensed to us in Brazil in 2011. We expect to begin offering third generation services in Chile later this year and in Brazil and Mexico in 2012.

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

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. In addition, we are in the process of completing our testing of a high performance push-to-talk service that utilizes WCDMA technology in an effort to continually provide differentiated service to our customers as we deploy our planned WCDMA-based networks. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil where we have made significant additional investments to expand our service areas, including expansion into the northeast region of the country, and to add more capacity to Nextel Brazil’s network to support its growth. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. Our planned third generation networks are expected to serve both our existing major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses. We may also consider selectively expanding into other Latin American countries where we do not currently operate. See “Future Capital Needs and Resources — Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies currently utilize in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models.

In the past, Nextel Communications, a subsidiary of Sprint Nextel, was one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology. Sprint Nextel’s recently announced plans to decommission its iDEN network over the next several years could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. Motorola recently completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. Examples of these arrangements include:

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

In addition, in July 2010, Motorola Solutions announced that it reached an agreement to sell certain of its operations relating to the manufacture of network equipment to Nokia Siemens Networks. Motorola Solutions has announced that the sale does not include its iDEN business, but it is uncertain whether Motorola Solutions’ sale of its other network equipment businesses could affect its ability to support the iDEN infrastructure business. The obligations of both Motorola entities under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

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

During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil in order to acquire spectrum required to support our planned third generation networks. We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us. We expect to begin offering third generation services in Chile later this year and in Brazil and Mexico in 2012. In addition, the Argentine government has announced plans to hold an auction of spectrum that would support a third generation network in December 2011, and we have notified the government of our interest in participating in this auction.

The following chart details our current material third generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage

Brazil	1.9 GHz/2.1 GHz	20 MHz in 11 of 13 regions (includes all major metropolitan areas)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide

We expect to pursue opportunities to acquire additional third generation spectrum in the future. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and build the networks that will provide services that use that spectrum.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of June 30, 2011 and December 31, 2010. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(handsets in thousands)

Handsets in commercial service — December 31, 2010	3,319	3,361	1,154	1,128	65	9,027
Net subscriber additions	394	142	65	178	6	785

Handsets in commercial service — June 30, 2011	3,713	3,503	1,219	1,306	71	9,812

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

Results of Operations

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our customers and revenues generated from broadband data services we provide on our third generation networks. Digital handset and accessory revenues represent revenues we earn on the sale of handsets and accessories to our customers.

In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.

Cost of revenues primarily includes the cost of providing wireless service and the cost of handset and accessory sales. Cost of providing service consists of:

•	costs of interconnection with local exchange carrier facilities;

•	costs relating to terminating calls originated on our network on other carriers’ networks;

•	direct switch, transmitter and receiver site costs, including property taxes;

•	expenses related to our handset maintenance programs; and

•	insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our mobile networks.

Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless carriers relating to wireless calls from our handsets that terminate on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average currency exchange rates for the six and three months ended June 30, 2011 and 2010. The following table presents the average currency exchange rates we used to translate the results of operations of our operating segments into U.S. dollars, as well as changes from the average exchange rates utilized in prior periods. Because we treat the U.S. dollar as the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

	Six Months Ended June 30,
	2011	2010	Percent Change

Mexican peso	11.91	12.68	6%
Brazilian real	1.63	1.80	9%
Argentine peso	4.05	3.87	(5)%

	Three Months Ended June 30,
	2011	2010	Percent Change

Mexican peso	11.73	12.55	7%
Brazilian real	1.60	1.79	11%
Argentine peso	4.08	3.90	(5)%

a.	Consolidated

		% of		% of
		Consolidated		Consolidated
	June 30,	Operating	June 30,	Operating	Change from Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$3,216,655	95%	$2,498,302	95%	$718,353	29%
Digital handset and accessory revenues	156,295	5%	136,765	5%	19,530	14%

	3,372,950	100%	2,635,067	100%	737,883	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(893,656)	(26)%	(695,876)	(26)%	(197,780)	28%
Cost of digital handset and accessory sales	(421,655)	(13)%	(354,936)	(14)%	(66,719)	19%

	(1,315,311)	(39)%	(1,050,812)	(40)%	(264,499)	25%
Selling and marketing expenses	(363,172)	(11)%	(315,814)	(12)%	(47,358)	15%
General and administrative expenses	(790,477)	(23)%	(578,870)	(22)%	(211,607)	37%
Depreciation and amortization	(328,039)	(10)%	(263,877)	(10)%	(64,162)	24%

Operating income	575,951	17%	425,694	16%	150,257	35%
Interest expense, net	(176,874)	(5)%	(179,000)	(7)%	2,126	(1)%
Interest income	15,811	—	13,922	1%	1,889	14%
Foreign currency transaction gains (losses), net	24,100	1%	(1,052)	—	25,152	NM
Other expense, net	(8,358)	—	(7,863)	—	(495)	6%

Income before income tax provision	430,630	13%	251,701	10%	178,929	71%
Income tax provision	(220,253)	(7)%	(127,748)	(5)%	(92,505)	72%

Net income	$210,377	6%	$123,953	5%	$86,424	70%

Three Months Ended
Operating revenues
Service and other revenues	$1,670,327	95%	$1,280,632	95%	$389,695	30%
Digital handset and accessory revenues	79,786	5%	71,289	5%	8,497	12%

	1,750,113	100%	1,351,921	100%	398,192	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(448,779)	(26)%	(346,351)	(26)%	(102,428)	30%
Cost of digital handset and accessory sales	(210,152)	(12)%	(182,108)	(13)%	(28,044)	15%

	(658,931)	(38)%	(528,459)	(39)%	(130,472)	25%
Selling and marketing expenses	(196,699)	(11)%	(165,425)	(12)%	(31,274)	19%
General and administrative expenses	(421,393)	(24)%	(309,833)	(23)%	(111,560)	36%
Depreciation and amortization	(172,120)	(10)%	(135,181)	(10)%	(36,939)	27%

Operating income	300,970	17%	213,023	16%	87,947	41%
Interest expense, net	(95,715)	(5)%	(93,274)	(7)%	(2,441)	3%
Interest income	9,600	—	8,323	—	1,277	15%
Foreign currency transaction gains, net	15,606	1%	24,031	2%	(8,425)	(35)%
Other expense, net	(3,991)	—	(3,505)	—	(486)	14%

Income before income tax provision	226,470	13%	148,598	11%	77,872	52%
Income tax provision	(112,851)	(7)%	(73,107)	(5)%	(39,744)	54%

Net income	$113,619	6%	$75,491	6%	$38,128	51%

NM-Not Meaningful

During the first half of 2011, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil, Mexico and Peru. We continued to invest in coverage expansion and network improvements during the first half of 2011, resulting in consolidated capital expenditures of $521.8 million, which represented a 43% increase from the first half of 2010. Almost half of this investment occurred in Brazil where we continued to expand our coverage areas and enhance the quality and capacity of our networks, consistent with our plans to increase our customer base in that market, with a significant portion of the remainder invested in our development and deployment of third generation networks in both Brazil and Mexico. Under our current business plan, we expect to incur significant additional capital expenditures through the remainder of 2011, in 2012 and in 2013 as we pursue our strategy of building our planned third generation networks in Brazil, Mexico and Chile. In addition, we expect to continue to incur capital expenditures related to the expansion of the coverage and improvement of the quality and capacity of our iDEN networks. We may incur additional capital expenditures if we are able to acquire spectrum and deploy a third generation network in Argentina.

We believe that our planned deployment of third generation networks will enable us to offer new and differentiated services to a larger base of customers. We expect to incur significant expenses associated with the deployment phase of these networks, particularly general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate our operating margins will likely be lower during the network deployment phase, particularly during the initial stages of deployment.

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the six and three months ended June 30, 2011 compared to the same periods in 2010. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during the six and three months ended June 30, 2011 compared to the same periods in 2010. As a result, the components of our consolidated results of operations for the six and three months ended June 30, 2011, after translation into U.S. dollar, reflect more significant increases in U.S. dollar revenues and expenses than would have occurred if these currencies had not appreciated relative to the U.S. dollar.

1.	Operating revenues

The $718.4 million, or 29%, and $389.7 million, or 30%, increases in consolidated service and other revenues in the six and three months ended June 30, 2011 compared to the same periods in 2010 are primarily the result of 21% increases in the average number of total handsets in service over both periods, which resulted from the continued demand for our services and the balanced growth and expansion strategies in our markets. These increases were also the result of increases in consolidated average revenue per subscriber, which resulted primarily from the appreciation in the average value of the Brazilian real and the Mexican peso, as well as from increases in average revenue per subscriber on a local currency basis in Brazil driven by higher usage and increases in the prices charged for various rate plans.

2.	Cost of revenues

Significant factors contributing to the $197.8 million, or 28%, and $102.4 million, or 30%, increases in consolidated cost of service in the six and three months ended June 30, 2011 compared to the same periods in 2010 included:

•	$101.3 million, or 29%, and $36.9 million, or 20%, increases in consolidated interconnect costs, primarily in Brazil, resulting from increases in subscribers and the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges, partially offset by a reduction in mobile termination rates in Mexico that was ordered by the Mexican regulatory authorities in May 2011 and applied retroactively to January 1, 2011;

•	$48.9 million, or 28%, and $40.8 million, or 54%, increases in consolidated site and switch expenses, due to a one-time $22.4 million refund of excess fees paid for spectrum use that Nextel Mexico received in the second quarter of 2010;

•	$30.3 million, or 163%, and $7.5 million, or 40%, increases in consolidated managed services costs, primarily in Brazil, related to certain engineering activities managed by third-party vendors; and

•	$19.2 million, or 15%, and $11.9 million, or 19%, increases in consolidated service and repair costs, mostly in Brazil, resulting from increases in the number of customers participating in Nextel Brazil’s handset maintenance program.

The $66.7 million, or 19%, and $28.0 million, or 15%, increases in consolidated cost of digital handset and accessory revenues in the six and three months ended June 30, 2011 compared to the same periods in 2010 is principally due to increases in handset upgrades for existing subscribers and, to a lesser extent, increases in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

The $47.4 million, or 15%, and $31.3 million, or 19%, increases in consolidated selling and marketing expenses in the six and three months ended June 30, 2011 compared to the same periods in 2010 principally as a result of $34.0 million, or 28%, and $21.6 million, or 34%, increases in consolidated direct commissions and payroll expenses, mostly in Brazil and Mexico, due to increases in gross subscriber additions by internal market sales personnel, as well as increases in the number of sales and marketing personnel.

4.	General and administrative expenses

Significant factors contributing to the $211.6 million, or 37%, and $111.6 million, or 36%, increases in consolidated general and administrative expenses in the six and three months ended June 30, 2011 compared to the same periods in 2010 included:

•	$103.8 million, or 35%, and $56.0 million, or 36%, increases in consolidated general corporate costs, largely related to increases in revenue-based taxes in Brazil and higher personnel and consulting costs in some of our markets, which are primarily related to the development and deployment of our third generation networks and related initiatives;

•	$46.3 million, or 30%, and $26.0 million, or 31%, increases in consolidated customer care and billing operations expenses, mostly in Brazil, as a result of increases in customer care personnel necessary to support larger customer bases in our markets; and

•	$35.8 million, or 95%, and $23.5 million, or 130%, increases in consolidated bad debt expense, principally related to Nextel Brazil’s revenue growth and lower collection rates in Brazil resulting from changes to our credit procedures that resulted in the addition of some customers whose credit histories were less established.

5.	Depreciation and amortization

The $64.2 million, or 24%, and $36.9 million, or 27%, increases in consolidated depreciation and amortization in the six and three months ended June 30, 2011 compared to the same periods in 2010 are the result of increases in consolidated property, plant and equipment in service caused by the continued expansion of the capacity of our iDEN network, as well as the deployment of our third generation networks.

6.	Foreign currency transaction gains, net

Foreign currency transaction gains of $24.1 million and $15.6 million during the six and three months ended June 30, 2011 are primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s net liabilities, primarily its syndicated loan facility.

Foreign currency transaction gains of $24.0 million during the second quarter of 2010 are largely the result of the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on corporate peso-denominated receivables due from Nextel Mexico.

7.	Income tax provision

The $92.5 million, or 72%, and $39.7 million, or 54%, increases in the consolidated income tax provision in the six and three months ended June 30, 2011 compared to the same periods in 2010 are primarily due to $178.9 million and $77.9 million increases in consolidated income before tax provision and the reversal of a $14.5 million income tax benefit recognized on the sale of certain fixed assets based on an administrative ruling in Mexico, which we recorded entirely during the first quarter of 2011.

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

b.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s
	June 30,	Operating	June 30,	Operating	Change from Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,647,511	96%	$1,116,433	95%	$531,078	48%
Digital handset and accessory revenues	72,209	4%	57,933	5%	14,276	25%

	1,719,720	100%	1,174,366	100%	545,354	46%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(507,429)	(30)%	(390,722)	(33)%	(116,707)	30%
Cost of digital handset and accessory sales	(128,881)	(7)%	(86,044)	(8)%	(42,837)	50%

	(636,310)	(37)%	(476,766)	(41)%	(159,544)	33%
Selling and marketing expenses	(146,426)	(8)%	(123,805)	(10)%	(22,621)	18%
General and administrative expenses	(358,640)	(21)%	(223,395)	(19)%	(135,245)	61%

Segment earnings	$578,344	34%	$350,400	30%	$227,944	65%

Three Months Ended
Operating revenues
Service and other revenues	$869,177	96%	$578,383	95%	$290,794	50%
Digital handset and accessory revenues	37,205	4%	32,156	5%	5,049	16%

	906,382	100%	610,539	100%	295,843	48%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(266,782)	(30)%	(200,152)	(33)%	(66,630)	33%
Cost of digital handset and accessory sales	(64,305)	(7)%	(48,159)	(8)%	(16,146)	34%

	(331,087)	(37)%	(248,311)	(41)%	(82,776)	33%
Selling and marketing expenses	(82,734)	(9)%	(68,436)	(11)%	(14,298)	21%
General and administrative expenses	(197,218)	(22)%	(120,101)	(20)%	(77,117)	64%

Segment earnings	$295,343	32%	$173,691	28%	$121,652	70%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 51% of our consolidated operating revenues for the six months ended June 30, 2011 compared to 45% in the same period during 2010 and generated segment earnings margins of 34% in the first half of 2011 compared to 30% in the first half of 2010. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services.

We continued to invest in Brazil throughout the first half of 2011 in order to expand the geographic coverage of Nextel Brazil’s existing iDEN network and to add capacity to and improve the quality of this network to support its growth. As a result of both Nextel Brazil’s iDEN network expansion and the development of its third generation network mentioned below, Nextel Brazil’s capital expenditures represented 41% of consolidated total capital expenditures during the first half of 2011. We believe that the quality and capacity of Nextel Brazil’s network, as well as its expanded coverage are contributing factors to its low customer turnover rate and increased subscriber growth.

In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro for a total bid price of approximately $121.7 million. Nextel Brazil plans to use the 1.9/2.1 GHz spectrum to support a third generation network that will utilize WCDMA technology and the 1.8 GHz spectrum to support its long-term strategy. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011. The development and deployment of a third generation network in Brazil using this spectrum will require us to make significant investments in capital expenditures. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that our planned deployment of a third generation network will enable us to offer new and differentiated services to a larger base of customers in Brazil. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that Nextel Brazil’s operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment.

The average value of the Brazilian real for the six and three months ended June 30, 2011 appreciated relative to the U.S. dollar by 9% and 11%, respectively, compared to the average rate that prevailed during the six and three months ended June 30, 2010. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2011, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil’s segment earnings increased $227.9 million, or 65%, and $121.7 million, or 70%, in the six and three months ended June 30, 2011 compared to the same periods in 2010 as a result of the following:

1.	Operating revenues

Significant factors contributing to the $531.1 million, or 48%, and $290.8 million, or 50%, increases in service and other revenues in the six and three months ended June 30, 2011 compared to the same periods in 2010 included increases in the average number of handsets in service, as well as increases in average revenues per subscriber, resulting from the combined effect of the appreciation of the Brazilian real and targeted price increases.

2.	Cost of revenues

The $116.7 million, or 30%, and $66.6 million, or 33%, increases in cost of service in the six and three months ended June 30, 2011 compared to the same periods in 2010 are primarily due to the $70.6 million, or 34%, and $38.6 million, or 36%, increases in interconnect costs due to an increase in the size of our subscriber base, as well as an increase in interconnect minutes of use for calls that terminate on other carriers’ networks. Despite these increases, Nextel Brazil’s cost of service as a percentage of its total operating revenues decreased from 33% in six and three months ended June 30, 2010 to 30% and 29% in the same periods in 2011, primarily due to increases in less costly mobile-to-mobile minutes of use as a result of Nextel Brazil’s implementation of rate plans that encouraged more in-network calling.

Increases in handset upgrades for existing subscribers and, to a lesser extent, increases in the number of handset sales to new subscribers were key factors that contributed to the $42.8 million, or 50%, and $16.1 million, or 34%, increases in cost of digital handset and accessory revenues in the six and three months ended June 30, 2011 compared to the same periods in 2010.

3.	General and administrative expenses

Significant factors contributing to the $135.2 million, or 61%, and $77.1 million, or 64%, increases in general and administrative expenses in the six and three months ended June 30, 2011 compared to the same periods in 2010 included:

•	$61.4 million, or 60%, and $36.4 million, or 68%, increases in other general corporate costs due to increases in revenue-based taxes and general and administrative personnel;

•	$30.1 million, or 40%, and $17.7 million, or 44%, increases in customer care and billing operations due to increases in customer care personnel; and

•	$35.8 million, or 149%, and $21.9 million, or 181%, increases in bad debt expense related to Nextel Brazil’s operating revenue growth and decreases in collection rates resulting from changes to our credit procedures that resulted in the addition of some customers whose credit histories were less established. The higher levels of bad debt expense reflect the impact of these changes and, relative to operating revenues, represent increases from historic levels. We have made further adjustments to our credit procedures that are designed to address some of the factors that led to the increases in bad debt expense, but we do not expect future bad debt levels to return to those experienced in prior periods.

The changes in Nextel Brazil’s selling and marketing expenses in the six and three months ended June 30, 2011 compared to the same periods in 2010 were immaterial.

c.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s
	June 30,	Operating	June 30,	Operating	Change from Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,113,192	96%	$990,719	96%	$122,473	12%
Digital handset and accessory revenues	42,122	4%	42,871	4%	(749)	(2)%

	1,155,314	100%	1,033,590	100%	121,724	12%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(227,937)	(20)%	(161,956)	(16)%	(65,981)	41%
Cost of digital handset and accessory sales	(210,795)	(18)%	(200,909)	(19)%	(9,886)	5%

	(438,732)	(38)%	(362,865)	(35)%	(75,867)	21%
Selling and marketing expenses	(142,812)	(12)%	(134,148)	(13)%	(8,664)	6%
General and administrative expenses	(170,160)	(15)%	(147,415)	(14)%	(22,745)	15%

Segment earnings	$403,610	35%	$389,162	38%	$14,448	4%

Three Months Ended
Operating revenues
Service and other revenues	$567,615	96%	$502,798	96%	$64,817	13%
Digital handset and accessory revenues	20,693	4%	21,368	4%	(675)	(3)%

	588,308	100%	524,166	100%	64,142	12%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(101,134)	(17)%	(75,511)	(15)%	(25,623)	34%
Cost of digital handset and accessory sales	(103,709)	(18)%	(100,160)	(19)%	(3,549)	4%

	(204,843)	(35)%	(175,671)	(34)%	(29,172)	17%
Selling and marketing expenses	(74,380)	(13)%	(68,057)	(13)%	(6,323)	9%
General and administrative expenses	(85,822)	(14)%	(75,660)	(14)%	(10,162)	13%

Segment earnings	$223,263	38%	$204,778	39%	$18,485	9%

Nextel Mexico comprised 34% of our consolidated operating revenues and generated a 35% segment earnings margin for the first half of 2011, which is lower than the margin reported for the first half of 2010. This year-over-year decrease in Nextel Mexico’s segment earnings margin is largely the result of an increase in Nextel Mexico’s cost of service, which reflects increases in interconnect minutes of use, as well as the impact on Nextel Mexico’s site and switch expenses of the receipt of a one-time refund of excess fees paid for spectrum use in the second quarter of 2010. In addition, during the second quarter of 2011, the Mexican Federal Commission of Telecommunications, or Cofetel, ordered a reduction in the rates that we pay to terminate calls on the networks of other mobile carriers. This reduction in mobile termination rates was made retroactive to January 1, 2011 and resulted in an additional $16.6 million reduction to interconnect expense in the second quarter of 2011 related to the application of the reduced rates to those paid in the first quarter of 2011. The Cofetel’s reduction in mobile termination rates could be contested by other mobile operators.

Coverage expansion and network improvements in Mexico resulted in capital expenditures of $130.6 million for the first half of 2011, which represents 25% of our consolidated total capital expenditures, a significant increase when compared to the same period in 2010. In 2010, Nextel Mexico was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands. We acquired this spectrum to enable Nextel Mexico to develop and deploy a third generation network in Mexico. We began offering limited services on our third generation network in two cities in Mexico in early 2011, and we plan to begin providing third generation service offerings on a more widespread basis in Mexico in 2012. Continued development and deployment of a third generation network in Mexico will require significant investments in capital expenditures in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We believe that our deployment of a third generation network will enable us to offer new and differentiated services to a larger base of customers in Mexico. We expect to incur significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that our operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment.

The average value of the Mexican peso for the six and three months ended June 30, 2011 appreciated relative to the U.S. dollar by 6% and 7% compared to the average rate that prevailed during the six and three months ended June 30, 2010. As a result, the components of Nextel Mexico’s results of operations for the six and three months ended June 30, 2011 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Nextel Mexico’s segment earnings margin increased $14.4 million, or 4%, and $18.5 million, or 9%, in the six and three months ended June 30, 2011 compared to the same periods in 2010 as a result of the following:

1.	Operating revenues

The $122.5 million, or 12%, and $64.8 million, or 13%, increases in service and other revenues from the six and three months ended June 30, 2011 compared to the same periods in 2010 are primarily due to increases in the average number of handsets in service resulting from subscriber growth across Nextel Mexico’s markets and the overall improvement in Mexico’s economy, partially offset by slightly lower average revenue per subscriber compared to the six and three months ended June 30, 2010 caused by the implementation of lower cost rate plans in response to the competitive environment in Mexico.

2.	Cost of revenues

Significant factors contributing to the $66.0 million, or 41%, and $25.6 million, or 34%, increases in cost of service in the six and three months ended June 30, 2011 compared to the same periods in 2010 are primarily the result of higher interconnect minutes of use and increases in site and switch expenses due to a one-time $22.4 million refund of excess fees paid for spectrum use that Nextel Mexico received in the second quarter of 2010. These increases in cost of revenues in the six and three months ended June 30, 2011 were also driven by increases in interconnect minutes of use and related call termination charges, partially offset by a reduction in mobile termination rates in Mexico that was adopted in May 2011 but applied retroactively to January 1, 2011.

The changes in Nextel Mexico’s cost of digital handset and accessory revenues, selling and marketing expenses and general and administrative expenses in the six and three months ended June 30, 2011 compared to the same periods in 2010 were immaterial.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s
	June 30,	Operating	June 30,	Operating	Change from Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$286,275	92%	$247,716	92%	$38,559	16%
Digital handset and accessory revenues	25,288	8%	21,206	8%	4,082	19%

	311,563	100%	268,922	100%	42,641	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(91,588)	(30)%	(87,593)	(33)%	(3,995)	5%
Cost of digital handset and accessory sales	(41,094)	(13)%	(36,178)	(13)%	(4,916)	14%

	(132,682)	(43)%	(123,771)	(46)%	(8,911)	7%
Selling and marketing expenses	(26,406)	(8)%	(23,334)	(9)%	(3,072)	13%
General and administrative expenses	(66,201)	(21)%	(53,244)	(20)%	(12,957)	24%

Segment earnings	$86,274	28%	$68,573	25%	$17,701	26%

Three Months Ended
Operating revenues
Service and other revenues	$147,699	92%	$125,837	92%	$21,862	17%
Digital handset and accessory revenues	13,150	8%	10,328	8%	2,822	27%

	160,849	100%	136,165	100%	24,684	18%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(46,711)	(29)%	(43,273)	(32)%	(3,438)	8%
Cost of digital handset and accessory sales	(21,673)	(14)%	(17,693)	(13)%	(3,980)	22%

	(68,384)	(43)%	(60,966)	(45)%	(7,418)	12%
Selling and marketing expenses	(14,706)	(9)%	(12,652)	(9)%	(2,054)	16%
General and administrative expenses	(35,436)	(22)%	(30,573)	(23)%	(4,863)	16%

Segment earnings	$42,323	26%	$31,974	23%	$10,349	32%

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

The average values of the Argentine peso for the six and three months ended June 30, 2011 depreciated relative to the U.S. dollar by 5% when compared to the same periods in 2010. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2011 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Nextel Argentina’s segment earnings increased 26% and 32% in the six and three months ended June 30, 2011 compared to the same periods in 2010, primarily due to $38.6 million, or 16%, and $21.9 million, or 17%, increases in service and other revenues caused by increases in the average number of handsets in service, as well as increases in average revenue per subscriber, partially offset by increased general and administrative expenses caused by increases in salaries due to the higher rate of inflation in Argentina and a higher turnover tax rate.

The changes in Nextel Argentina’s cost of revenues and selling and marketing expenses in the six and three months ended June 30, 2011 compared to the same periods in 2010 were immaterial.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s
	June 30,	Operating	June 30,	Operating	Change from Previous Year
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$157,205	90%	$134,502	90%	$22,703	17%
Digital handset and accessory revenues	16,622	10%	14,695	10%	1,927	13%

	173,827	100%	149,197	100%	24,630	17%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(52,358)	(30)%	(50,089)	(34)%	(2,269)	5%
Cost of digital handset and accessory sales	(38,512)	(22)%	(29,789)	(20)%	(8,723)	29%

	(90,870)	(52)%	(79,878)	(54)%	(10,992)	14%
Selling and marketing expenses	(31,373)	(18)%	(24,907)	(16)%	(6,466)	26%
General and administrative expenses	(36,531)	(21)%	(34,170)	(23)%	(2,361)	7%

Segment earnings	$15,053	9%	$10,242	7%	$4,811	47%

Three Months Ended
Operating revenues
Service and other revenues	$79,466	90%	$68,902	90%	$10,564	15%
Digital handset and accessory revenues	8,704	10%	7,416	10%	1,288	17%

	88,170	100%	76,318	100%	11,852	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(26,358)	(30)%	(24,432)	(32)%	(1,926)	8%
Cost of digital handset and accessory sales	(19,292)	(22)%	(14,905)	(20)%	(4,387)	29%

	(45,650)	(52)%	(39,337)	(52)%	(6,313)	16%
Selling and marketing expenses	(15,974)	(18)%	(12,342)	(16)%	(3,632)	29%
General and administrative expenses	(18,671)	(21)%	(18,620)	(24)%	(51)	0%

Segment earnings	$7,875	9%	$6,019	8%	$1,856	31%

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

Segment earnings increased 47% and 31% in the six and three months ended June 30, 2011 compared to the same periods in 2010, primarily due to $22.7 million, or 17%, and $10.6 million, or 15%, increases in service and other revenues largely attributable to 35% increases in average digital subscribers for both periods, partially offset by decreases in average revenues per subscriber. The increases in Nextel Peru’s service and other revenues were partially offset by slight increases to cost of digital handset and accessory sales, and selling and marketing expenses.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other
	June 30,	Operating	June 30,	Operating	Change from Previous
	2011	Revenues	2010	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$14,819	100%	$10,347	99%	$4,472	43%
Digital handset and accessory revenues	54	—	60	1%	(6)	(10)%

	14,873	100%	10,407	100%	4,466	43%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(15,155)	(102)%	(6,163)	(59)%	(8,992)	146%
Cost of digital handset and accessory sales	(2,373)	(16)%	(2,016)	(20)%	(357)	18%

	(17,528)	(118)%	(8,179)	(79)%	(9,349)	114%
Selling and marketing expenses	(16,155)	(109)%	(9,620)	(92)%	(6,535)	68%
General and administrative expenses	(164,914)	NM	(121,414)	NM	(43,500)	36%

Segment losses	$(183,724)	NM	$(128,806)	NM	$(54,918)	43%

Three Months Ended
Operating revenues
Service and other revenues	$7,434	100%	$5,782	100%	$1,652	29%
Digital handset and accessory revenues	34	—	21	—	13	62%

	7,468	100%	5,803	100%	1,665	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(8,090)	(108)%	(3,285)	(57)%	(4,805)	146%
Cost of digital handset and accessory sales	(1,173)	(16)%	(1,191)	(20)%	18	(2)%

	(9,263)	(124)%	(4,476)	(77)%	(4,787)	107%
Selling and marketing expenses	(8,905)	(119)%	(3,938)	(68)%	(4,967)	126%
General and administrative expenses	(88,327)	NM	(65,647)	NM	(22,680)	35%

Segment losses	$(99,027)	NM	$(68,258)	NM	$(30,769)	45%

NM-Not Meaningful

For the six and three months ended June 30, 2011 and 2010, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We are deploying a third generation network in Chile, which we believe will enable us to offer new and differentiated services to a larger base of potential customers. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $42.6 million for the six months ended June 30, 2011, which represented 8% of our consolidated total capital expenditures for the first half of 2011. Deployment of our third generation network and other planned network expansions in Chile will require significant investments in capital expenditures over the next several years.

Segment losses increased from the six and three months ended June 30, 2010 to the same periods in 2011 primarily due to $43.5 million and $22.7 million increases in general and administrative expenses, largely due to increases in consulting expenses and, to a lesser extent, increases in corporate information technology costs, both of which are largely related to the planned launch of third generation networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of June 30, 2011, we had working capital, which is defined as total current assets less total current liabilities, of $1,927.6 million, a $240.3 million decrease compared to working capital of $2,167.9 million as of December 31, 2010. The decrease in working capital was primarily a result of the reclassification of $1.1 billion of our 3.125% convertible notes, which will mature in June 2012, as a current portion of long-term debt, partially offset by about $735.6 million in net proceeds received from the issuance of our 7.625% senior notes in March 2011. As of June 30, 2011, our working capital includes $2,533.8 million in cash and cash equivalents, of which $152.9 million was held in currencies other than U.S. dollars, with 55% of that amount held in Mexican pesos. As of June 30, 2011, our working capital also includes $408.7 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments.

We recognized net income of $210.4 million and $113.6 million for the six and three months ended June 30, 2011, respectively, compared to $124.0 million and $75.5 million for the six and three months ended June 30, 2010. During the six and three months ended June 30, 2011 and 2010, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

In March 2011, we issued senior notes with $750.0 million aggregate principal amount due at maturity that bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011. The notes will mature on April 1, 2021 when the entire principal amount will be due.

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction terms. The amount borrowed under the spectrum license financing is payable in six annual installments beginning in May 2014. Beginning June 1, 2011, interest accrues on the spectrum license financing at a rate of 1% per month, plus the Brazilian telecommunications industry index rate. Interest payments are not required to be paid until May 2014.

In addition, in July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will receive up to $375.0 million to finance infrastructure equipment and assist in the deployment of its third generation network in Mexico. This equipment financing has a final maturity of ten years, with a three-year drawdown period and a seven-year repayment term. To date, we have not borrowed any amounts under this facility.

We expect our current sources of funding, including our cash, cash equivalent and investment balances, our new equipment financing facility in Mexico, committed financings and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business and our planned deployment of third generation networks. Nonetheless, we plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. To meet these goals, we expect to pursue various financing alternatives, including U.S. capital market transactions, as well as locally-based vendor and bank financing opportunities. We would need to obtain additional funding beyond our current sources to fund the deployment of a third generation network in Argentina if we are able to acquire spectrum licenses there.

Cash Flows

	Six Months Ended
	June 30,
	2011	2010	Change
	(in thousands)

Cash and cash equivalents, beginning of period	$1,767,501	$2,504,064	$(736,563)
Net cash provided by operating activities	604,248	400,222	204,026
Net cash used in investing activities	(325,493)	(994,380)	668,887
Net cash provided by (used in) financing activities	488,722	(97,556)	586,278
Effect of exchange rate changes on cash and cash equivalents	(1,225)	7,585	(8,810)

Cash and cash equivalents, end of period	$2,533,753	$1,819,935	$713,818

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $604.2 million of cash during the first half of 2011, a $204.0 million, or 51%, increase from the first half of 2010, primarily due to higher operating income resulting from our profitable growth strategy and the impact of favorable changes in exchange rates.

We used $325.5 million of cash in our investing activities during the first half of 2011, a $668.9 million, or 67%, decrease from the first half of 2010, primarily due to a $676.6 million net decrease in the purchase of short-term investments in both Brazil and at the corporate level and the return of $77.2 million in cash that secured performance bonds related to our spectrum acquisition in Chile, partially offset by a $116.7 million increase in cash capital expenditures and $94.2 million in payments for the purchase of licenses, the majority of which was related to the spectrum licenses Nextel Brazil was granted in June 2011.

Our financing activities provided us with $488.7 million of cash during the first half of 2011, primarily due to $750.0 million in gross proceeds that we received from the issuance of our 7.625% senior notes, partially offset by the repayment of $209.4 million under our syndicated loan facilities in Mexico, Brazil and Peru and debt financing costs related to our 7.625% senior notes. We used $97.6 million of cash in our financing activities during the first half of 2010, primarily due to $124.3 million in purchases of our 3.125% convertible notes and our 2.75% convertible notes, as well as repayments of our short-term borrowings in Brazil, partially offset by $80.0 million in borrowings under Nextel Peru’s syndicated loan facility and borrowings under our short-term financings in Brazil.

Future Capital Needs and Resources

Our business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks. Consistent with this strategy, we have: substantially expanded the coverage of our iDEN network, particularly in Brazil; made significant capital investments to enhance the quality and capacity of our iDEN networks in all of our markets; and deployed and commercially launched services using a WCDMA-based third generation network in Peru. In addition, as discussed in more detail above, we plan to begin offering third generation services in Chile later this year and in Brazil and Mexico in 2012. We expect our capital expenditures will increase significantly in 2011, 2012 and 2013 as we invest in these networks.

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our new equipment financing agreement in Mexico, committed financings, cash flows generated by our operating companies and external financial sources that may be available. Our ongoing capital resources may also be affected by the availability of funding from external sources, including the availability of funding from the U.S. capital markets and from local vendor and bank financing or similar arrangements.

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	changes in foreign currency exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating expenses and capital expenditures related to the deployment of third generation networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum, in Argentina;

•	payments in connection with existing and future spectrum purchases, including ongoing fees for spectrum use;

•	debt service requirements, including significant upcoming maturities on obligations such as our convertible notes that are due in 2012, as well as obligations relating to our tower financings and capital leases;

•	cash taxes; and

•	other general corporate expenditures.

In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, other than in Brazil, Mexico, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including vendor financing or other available financing.

Other than Nextel Brazil’s spectrum license financing and the issuance of our 7.625% senior notes described above in the discussion of our capital resources, during the six months ended June 30, 2011, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $521.8 million for the six months ended June 30, 2011 and $364.6 million for the six months ended June 30, 2010. In both years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and improvement of the quality and capacity of our iDEN networks in Brazil and Mexico, as well as for the deployment of our third generation networks in Peru (primarily in 2010) and in Mexico and Brazil (primarily in 2011).

Our business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks. Consistent with this strategy, we have made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. We also have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying similar networks in Chile, Brazil and Mexico. In addition, we plan to participate in the spectrum auction that is expected to be conducted in Argentina, and if we are successful in acquiring spectrum in that auction, we plan to deploy a third generation network there consistent with applicable regulatory requirements and our business strategy. The purchase of spectrum and deployment of new third generation networks across our markets, as well as our expansion of the capacity of our iDEN networks, will result in a significant increase in our capital expenditures in the applicable markets throughout the remainder of 2011, in 2012 and in 2013, with the amount and timing of those additional capital expenditures dependent on, among other things, our business plans, the payment rules associated with the spectrum and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments, borrowings under our new equipment financing facility in Mexico and proceeds from external financing sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

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

Our future capital expenditures may also be affected by future technology improvements and technology choices.

Future Outlook.  Our long-term business strategy contemplates the ongoing expansion of the capacity of our iDEN networks and the deployment of new third generation networks in Brazil, Mexico, Peru and Chile. We expect our capital expenditures will increase materially during the remainder of 2011, in 2012 and in 2013 as we invest in these networks. We expect our current cash, cash equivalents and investment balances, our new equipment financing facility in Mexico, committed financings and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business and our planned deployment of third generation networks. However, we would need to obtain additional funding beyond our current sources to fund the deployment of a third generation network in Argentina if we are able to acquire spectrum licenses there.

The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness, including $1.1 billion principal amount of our 3.125% convertible notes that mature in June 2012 and most of the $249.7 million in syndicated loan facilities due during the next five years.

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

In making this assessment of our funding needs under our current business plans, we have considered:

•	cash and cash equivalents on hand and short- and long-term investments available to fund our operations;

•	expected cash flows from operations;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•	the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of third generation networks in Brazil, Mexico, Peru and Chile;

•	our assumption that there will not be significant fluctuations in values of the currencies in the countries in which we conduct business relative to the U.S. dollar;

•	our scheduled debt service, which includes significant maturities in the next several years; and

•	income taxes.

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

Effect of New Accounting Standards

There were no new accounting standards issued during the six months ended June 30, 2011 that materially impacted our condensed consolidated financial statements.

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

In addition, in June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction terms. The amount borrowed under the spectrum license financing is payable in six annual installments beginning in May 2014. Beginning June 1, 2011, interest accrues on the spectrum license financing at a rate of 1% per month, plus the Brazilian telecommunications industry index rate. Interest is not required to be paid until May 2014. Because the spectrum license financing is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.

Other than Nextel Brazil’s spectrum license financing and the issuance of our 7.625% senior notes, during the six months ended June 30, 2011, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company’s internal controls over financial reporting. The material weakness we identified, which is more fully described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2010, related to the failure of the controls in our Brazil operating segment over the communication and incorporation of changes in Brazilian value-added tax laws into our reporting procedures. The underlying factors contributing to the control failure related to insufficient staffing, documentation and training, and underinvestment in systems, resulting in inappropriate reliance on manual procedures. The remediation plan that we have developed and are following addresses both the specific areas of the financial close process related to the errors that were identified in 2010, as well as the underlying factors contributing to the errors.

Changes in Internal Control over Financial Reporting

During the second quarter of 2011, management made significant progress with regard to its remediation of the material weakness in our Brazil operating segment discussed in more detail above and in our quarterly report on Form 10-Q for the three months ended September 30, 2010. We have redesigned the areas of the financial close process related to the error identified in 2010, significantly increased our staffing levels, finalized documentation related to roles and responsibilities during the close process and provided training to facilitate our compliance with the ongoing and new procedures. We continue to develop and plan the implementation of system improvements that are expected to reduce our reliance on manual procedures. Until these system improvements can be finalized and implemented, we are using compensating controls, including additional validations and reviews performed on a monthly basis, to ensure the accuracy of our financial information. We plan to test these compensating controls in order to evaluate their reliability in upcoming quarters. Because the implementation of the remediation plan is ongoing, we have not remediated the material weakness as of the end of the period covered by this quarterly report on Form 10-Q. Other than as noted above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 24, 2011.

Item 6.	Exhibits.

Exhibit
Number		Exhibit Description

12	.1*	Ratio of Earnings to Fixed Charges.
31	.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32	.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*		The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TERESA S. GENDRON
Teresa S. Gendron
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: August 4, 2011

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

12	.1*	Ratio of Earnings to Fixed Charges.
31	.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32	.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*		The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Submitted electronically herewith.