Form 10-Q
period 2011-09-30
NII HOLDINGS INC
filed 2011-11-08
CIK 1037016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☑ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 1, 2011
Common Stock, $0.001 par value per share	171,172,656

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial	Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

Unaudited

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,230,002	$1,767,501
Short-term investments	406,514	537,539
Accounts receivable, less allowance for doubtful accounts of $62,431 and $41,282	834,868	788,000
Handset and accessory inventory	241,053	227,191
Deferred income taxes, net	220,780	186,988
Prepaid expenses and other	308,992	393,658

Total current assets	4,242,209	3,900,877
Property, plant and equipment, less accumulated depreciation of $2,273,201 and $2,028,266	3,103,515	2,960,046
Intangible assets, less accumulated amortization of $140,107 and $130,847	1,204,981	433,208
Deferred income taxes, net	396,471	486,098
Other assets	390,483	410,458

Total assets	$9,337,659	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$249,680	$300,030
Accrued expenses and other	895,272	827,253
Deferred revenues	159,323	158,690
Current portion of long-term debt	1,235,456	446,995

Total current liabilities	2,539,731	1,732,968
Long-term debt	3,220,103	2,818,423
Deferred revenues	16,901	20,476
Deferred credits	67,109	88,068
Other long-term liabilities	271,175	211,179

Total liabilities	6,115,019	4,871,114

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2011 and 2010, no shares issued or outstanding — 2011 and 2010	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2011 and 2010, 171,172 shares issued and outstanding — 2011, 169,661 shares issued and outstanding — 2010	171	169
Paid-in capital	1,434,318	1,364,705
Retained earnings	2,223,490	2,015,950
Accumulated other comprehensive loss	(435,339)	(61,251)

Total stockholders’ equity	3,222,640	3,319,573

Total liabilities and stockholders’ equity	$9,337,659	$8,190,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

Unaudited

	Nine Months Ended, September 30,		Three Months Ended, September 30,
	2011	2010	2011	2010
Operating revenues
Service and other revenues	$4,883,917	$3,857,743	$1,667,262	$1,359,441
Digital handset and accessory revenues	240,050	223,475	83,755	86,710

	5,123,967	4,081,218	1,751,017	1,446,151

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,356,119	1,090,671	462,463	394,795
Cost of digital handsets and accessories	646,800	541,729	225,145	186,793
Selling, general and administrative	1,835,651	1,396,996	682,002	502,312
Depreciation	467,502	379,981	158,879	132,157
Amortization	29,518	23,596	10,102	7,543

	4,335,590	3,432,973	1,538,591	1,223,600

Operating income	788,377	648,245	212,426	222,551

Other expense
Interest expense, net	(270,419)	(262,458)	(93,545)	(83,458)
Interest income	24,968	23,772	9,157	9,850
Foreign currency transaction (losses) gains, net	(39,827)	27,354	(63,927)	28,406
Other expense, net	(16,766)	(11,393)	(8,408)	(3,530)

	(302,044)	(222,725)	(156,723)	(48,732)

Income before income tax provision	486,333	425,520	55,703	173,819
Income tax provision	(278,793)	(183,055)	(58,540)	(55,307)

Net income (loss)	$207,540	$242,465	$(2,837)	$118,512

Net income (loss), per common share, basic	$1.22	$1.45	$(0.02)	$0.70

Net income (loss), per common share, diluted	$1.20	$1.42	$(0.02)	$0.68

Weighted average number of common shares outstanding, basic	170,408	167,780	171,135	168,645

Weighted average number of common shares outstanding, diluted	172,913	176,925	171,135	175,303

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(377,009)	$78,779	$(555,136)	$128,175
Other	2,921	(1,950)	3,386	(485)

Other comprehensive (loss) income	(374,088)	76,829	(551,750)	127,690
Net income (loss)	207,540	242,465	(2,837)	118,512

Total comprehensive (loss) income	$(166,548)	$319,294	$(554,587)	$246,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(in thousands)

Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	169,661	$169	$1,364,705	$2,015,950	$(61,251)	$3,319,573
Net income	—	—	—	207,540	—	207,540
Other comprehensive loss, net of taxes	—	—	—	—	(374,088)	(374,088)
Exercise of stock options	1,521	2	24,899	—	—	24,901
Share-based payment expense for equity-based awards	—	—	45,872	—	—	45,872
Other	(10)	—	(1,158)	—	—	(1,158)

Balance, September 30, 2011	171,172	$171	$1,434,318	$2,223,490	$(435,339)	$3,222,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(in thousands)

Unaudited

	2011	2010
Cash flows from operating activities:
Net income	$207,540	$242,465
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	42,040	49,346
Depreciation and amortization	497,020	403,577
Provision for losses on accounts receivable	121,364	54,067
Foreign currency transaction losses (gains), net	39,827	(27,354)
Share-based payment expense	45,872	54,202
Other, net	3,941	(4,164)
Change in assets and liabilities:
Accounts receivable, gross	(255,548)	(162,956)
Handset and accessory inventory	12,838	68,179
Prepaid expenses and other	(58,912)	34,451
Other long-term assets	(73,225)	(68,882)
Accounts payable, accrued expenses and other	266,979	107,746

Net cash provided by operating activities	849,736	750,677

Cash flows from investing activities:
Capital expenditures	(732,752)	(506,385)
Purchase of long-term and short-term investments	(1,860,383)	(1,587,243)
Proceeds from sales of short-term investments	1,975,391	1,015,759
Payments for purchases of licenses	(99,893)	—
Transfer from restricted cash	89,360	94,756
Transfer to restricted cash	(4,977)	(98,298)
Other, net	2,258	(53,681)

Net cash used in investing activities	(630,996)	(1,135,092)

Cash flows from financing activities:
Proceeds from issuance of senior notes	750,000	—
Purchases of convertible notes	(214,488)	(442,972)
Borrowings under syndicated loan facilities	—	80,000
Repayments under syndicated loan facilities and other transactions	(378,964)	(151,535)
Other, net	117,948	51,275

Net cash provided by (used in) financing activities	274,496	(463,232)

Effect of exchange rate changes on cash and cash equivalents	(30,735)	9,660

Net increase (decrease) in cash and cash equivalents	462,501	(837,987)
Cash and cash equivalents, beginning of period	1,767,501	2,504,064

Cash and cash equivalents, end of period	$2,230,002	$1,666,077

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Cumulative foreign currency translation adjustment	$(433,342)	$(56,333)
Other	(1,997)	(4,918)

	$(435,339)	$(61,251)

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including interest capitalized on property, plant and equipment	$732,752	$506,385
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	125,492	34,629

	$858,244	$541,014

Interest costs
Interest expense, net	$270,419	$262,458
Interest capitalized	55,817	7,085

	$326,236	$269,543

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brazilian telecommunications regulator as part of the auction rules. See Note 3 for further information related to this financing. In the third quarter of 2011, we began capitalizing interest related to the construction of our third generation network in Brazil, which will continue until the network is complete.

For the nine months ended September 30, 2011, we had $851.4 million in non-cash financing. Of this amount, $689.8 million related to the long-term financing of the spectrum that was awarded to Nextel Brazil in June 2011 as described above and in Note 3. The remainder consisted primarily of non-cash financing related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers. For the nine months ended September 30, 2010, we had $98.5 million in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers.

Revenue-Based Taxes.    We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of operations. For the nine and three months ended September 30, 2011, we had $187.6 million and $64.7 million, respectively, in revenue-based taxes and other excise taxes. For the nine and three months ended September 30, 2010, we had $136.9 million and $49.2 million, respectively, in revenue-based taxes and other excise taxes.

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

As presented for the nine months ended September 30, 2011, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the nine months ended September 30, 2011, we did not include 9.5 million common shares issuable upon exercise of stock options or an immaterial amount of our restricted common shares in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.

As presented for the three months ended September 30, 2011, our calculation of diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans and common shares resulting from the potential conversion of our 3.125% convertible notes, since their effect would be antidilutive to our net loss for that period.

As presented for the nine and three months ended September 30, 2010, our calculations of diluted net income per share include common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans and common shares that could be issued upon conversion of our 2.75% convertible notes. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the nine and three months ended September 30, 2010, we did not include 9.9 million common shares issuable upon exercise of stock options or an immaterial amount of our restricted common shares in our calculations of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the nine and three months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$207,540	170,408	$1.22	$242,465	167,780	$1.45

Effect of dilutive securities:
Stock options	—	2,233		—	2,910
Restricted stock	—	271		—	378
Convertible notes, net of capitalized interest and taxes	—	1		8,186	5,857

Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$207,540	172,913	$1.20	$250,651	176,925	$1.42

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net (loss) income per common share:
Net (loss) income	$(2,837)	171,135	$(0.02)	$118,512	168,645	$0.70

Effect of dilutive securities:
Stock options	—	—		—	2,593
Restricted stock	—	—		—	311
Convertible notes, net of capitalized interest and taxes	—	—		1,532	3,754

Diluted net (loss) income per common share:
Net (loss) income on which diluted earnings per share is calculated	$(2,837)	171,135	$(0.02)	$120,044	175,303	$0.68

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

Note 2.    Intangible Assets

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. We will begin amortizing these spectrum licenses over their 15-year estimated useful life when we begin offering services using the spectrum, which we expect to occur in mid-2012. As a result, we anticipate that amortization expense will increase significantly when we begin offering services using our third generation network in Brazil.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Debt

	September 30, 2011	December 31, 2010
	(in thousands)
Senior notes, net	$2,031,439	$1,279,524
Convertible notes, net	866,890	1,043,236
Brazil spectrum license financing	689,811	—
Syndicated loan facilities	223,348	458,964
Tower financing obligations	154,167	175,932
Capital lease obligations	151,584	114,303
Brazil import financing	176,400	128,094
Other	161,920	65,365

Total debt	4,455,559	3,265,418
Less: current portion	(1,235,456)	(446,995)

	$3,220,103	$2,818,423

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

Year	Redemption Price
2016	103.813%
2017	102.541%
2018	101.271%
2019 and thereafter	100.000%

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Notes.

3.125% Convertible Notes.    In August and September 2011, we purchased $211.7 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $213.0 million, plus accrued interest. In connection with these transactions, we incurred an immaterial amount of direct external costs, we recognized an immaterial loss on extinguishment of debt, and we allocated an immaterial amount of the purchase price to paid-in capital.

If certain events occur, the 3.125% notes that remain outstanding will be convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 7,507,924 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended September 30, 2011, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2011. As a result, the conversion contingency was not met as of September 30, 2011. The remaining balance of the 3.125% notes, which matures in May 2012, is included as a component of the current portion of long-term debt on our condensed consolidated balance sheet as of September 30, 2011.

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

	September 30, 2011	December 31, 2010
	3.125% Notes due 2012	3.125% Notes due 2012
Principal amount of convertible notes	$888,333	$1,100,000
Unamortized discount on convertible notes	21,443	56,764
Net carrying amount of convertible notes	866,890	1,043,236
Carrying amount of equity component	192,083	193,941

As of September 30, 2011, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 8 months.

The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the nine and three months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
	3.125% Notes due 2012	3.125% Notes due 2012	2.75% Notes due 2025
Contractual coupon interest	$25,243	$27,189	$5,882
Amortization of discount on convertible notes	29,424	29,158	7,402

Interest expense, net	$54,667	$56,347	$13,284

Effective interest rate on convertible notes	7.15%	7.15%	6.45%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,
	2011	2010
	3.125% Notes due 2012	3.125% Notes due 2012	2.75% Notes due 2025
Contractual coupon interest	$8,055	$8,594	$1,095
Amortization of discount on convertible notes	10,021	9,345	1,344

Interest expense, net	$18,076	$17,939	$2,439

Effective interest rate on convertible notes	7.15%	7.15%	6.45%

Brazil Spectrum License Financing.    As discussed above, in June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction terms. The amount borrowed under the spectrum license financing is payable in six annual installments beginning in May 2014. Beginning June 1, 2011, interest accrues on the spectrum license financing at a rate of 1% per month. Interest is not required to be paid until May 2014. Beginning December 9, 2011 and annually thereafter, the payments will be adjusted for the Brazilian telecommunications industry inflation index. Because the spectrum license financing is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.

Mexico Equipment Financing.    In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will receive up to $375.0 million to finance infrastructure equipment and assist in the deployment of its third generation network in Mexico. This equipment financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of September 30, 2011, we had not borrowed any amounts under this facility.

Note 4.    Fair Value Measurements

The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements as of September 30, 2011 Using the Fair Value Hierarchy			Fair Value as of September 30, 2011
Financial Instruments	Level 1	Level 2	Level 3
Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$154,705	$—	$—	$154,705

	Fair Value Measurements as of December 31, 2010 Using the Fair Value Hierarchy			Fair Value as of December 31, 2010
Financial Instruments	Level 1	Level 2	Level 3
Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$50,778	$—	$—	$50,778

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financial Instruments.

We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, derivative instruments and debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings contained in the condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments and non-current instruments are not material.

Held-to-Maturity Investments.

We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of September 30, 2011 were not material. The carrying amounts and estimated fair values of our held-to-maturity investments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$151,692	$153,295	$421,653	$423,613
Held-to-maturity securities — corporate bonds	100,117	100,878	65,108	65,392

	$251,809	$254,173	$486,761	$489,005

Long-Term Debt Instruments.

The carrying amounts and estimated fair values of our long-term debt instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$2,031,439	$2,157,650	$1,279,524	$1,428,000
Convertible notes	866,890	897,216	1,043,236	1,078,000
Brazil spectrum license financing	689,811	727,177	—	—
Syndicated loan facilities	223,348	214,946	458,964	457,187
Other	125,782	125,909	193,460	195,620

	$3,937,270	$4,122,898	$2,975,184	$3,158,807

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

Other debt consists primarily of Brazilian credit paper and import financing agreements. We estimated the fair value of the Brazilian credit paper utilizing primarily Level 3 inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term credit paper and import financing agreements approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.

Note 5.    Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the third quarter of 2011.

As of September 30, 2011 and December 31, 2010, Nextel Brazil had accrued liabilities of $56.3 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities and $6.7 million of which related to unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $209.5 million and $213.5 million as of September 30, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

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

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the nine months ended September 30, 2011 (in thousands):

Unrecognized tax benefits — December 31, 2010	$102,880
Additions for current year tax positions	2,062
Additions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for prior year tax positions	(63,046)
Lapse of statute of limitations	(1,392)
Settlements with taxing authorities	—
Foreign currency translation adjustment	(5,724)

Unrecognized tax benefits - September 30, 2011	$34,780

The unrecognized tax benefits as of September 30, 2011 and December 31, 2010 include $5.7 million and $75.7 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the first quarter of 2011, we reduced the amount of our unrecognized tax benefits by $70.0 million due to the March 2011 decision by a Mexico court to deny our administrative petition related to the Federal income tax law covering deductions and gains from the sale of property.

We assessed the realizability of our deferred tax assets during the third quarter of 2011, consistent with the methodology we employed for 2010. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, we increased the valuation allowance on our U.S. companies’ deferred tax assets by $69.0 million, which we recorded as an increase to income tax expense. For our foreign companies, we determined that the realizability of their deferred assets had not changed. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2011 to determine the appropriate level of valuation allowance.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2011
Operating revenues	$2,629,469	$1,732,515	$478,696	$264,071	$22,643	$(3,427)	$5,123,967

Segment earnings (losses)	$828,664	$590,466	$127,174	$26,399	$(294,713)	$7,407	$1,285,397
Less:
Depreciation and amortization							(497,020)
Foreign currency transaction losses, net							(39,827)
Interest expense and other, net							(262,217)

Income before income tax provision							$486,333

Capital expenditures	$391,438	$209,794	$53,890	$76,690	$126,432	$—	$858,244

Nine Months Ended September 30, 2010
Operating revenues	$1,863,894	$1,563,651	$410,882	$228,204	$17,084	$(2,497)	$4,081,218

Segment earnings (losses)	$565,127	$571,977	$106,950	$20,606	$(212,838)	$—	$1,051,822
Less:
Depreciation and amortization							(403,577)
Foreign currency transaction gains, net							27,354
Interest expense and other, net							(250,079)

Income before income tax provision							$425,520

Capital expenditures	$284,758	$81,867	$30,723	$55,965	$87,701	$—	$541,014

Three Months Ended September 30, 2011
Operating revenues	$909,749	$577,201	$167,133	$90,244	$7,770	$(1,080)	$1,751,017

Segment earnings (losses)	$250,320	$186,856	$40,900	$11,346	$(110,989)	$2,974	$381,407
Less:
Depreciation and amortization							(168,981)
Foreign currency transaction losses, net							(63,927)
Interest expense and other, net							(92,796)

Income before income tax provision							$55,703

Capital expenditures	$176,508	$79,224	$24,542	$30,224	$25,899	$—	$336,397

Three Months Ended September 30, 2010
Operating revenues	$689,528	$530,061	$141,960	$79,007	$6,677	$(1,082)	$1,446,151

Segment earnings (losses)	$214,727	$182,815	$38,377	$10,364	$(84,032)	$—	$362,251
Less:
Depreciation and amortization							(139,700)
Foreign currency transaction gains, net							28,406
Interest expense and other, net							(77,138)

Income before income tax provision							$173,819

Capital expenditures	$77,404	$32,032	$8,418	$25,014	$33,592	$—	$176,460

September 30, 2011
Identifiable assets	$3,923,188	$1,966,194	$394,550	$582,412	$2,471,602	$(287)	$9,337,659

December 31, 2010
Identifiable assets	$3,036,106	$2,019,550	$393,246	$556,752	$2,185,320	$(287)	$8,190,687

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

As a result of the issuance of the notes and the related guarantees, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, as well as condensed consolidating statements of operations and cash flows for the nine and three months ended September 30, 2011 and 2010, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries of NII Holdings, Inc. on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,096,187	$3	$12,143	$1,121,669	$—	$2,230,002
Short-term investments	251,809	—	—	154,705	—	406,514
Accounts receivable, net	7,918	67,139	155,125	841,338	(236,652)	834,868
Handset and accessory inventory	—	—	—	241,053	—	241,053
Deferred income taxes, net	—	—	5,328	227,697	(12,245)	220,780
Prepaid expenses and other	5,175	—	7,951	295,878	(12)	308,992

Total current assets	1,361,089	67,142	180,547	2,882,340	(248,909)	4,242,209
Property, plant and equipment, net	—	—	171,285	2,932,517	(287)	3,103,515
Investments in and advances to affiliates	3,172,028	2,886,967	2,971,545	—	(9,030,540)	—
Intangible assets, net	18,000	—	—	1,186,981	—	1,204,981
Deferred income taxes, net	6,032	—	—	396,471	(6,032)	396,471
Other assets	2,472,916	3,102,057	601,540	520,118	(6,306,148)	390,483

Total assets	$7,030,065	$6,056,166	$3,924,917	$7,918,427	$(15,591,916)	$9,337,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$5,723	$243,957	$—	$249,680
Accrued expenses and other	640,769	178,548	1,600,445	1,224,510	(2,749,000)	895,272
Deferred revenues	—	—	—	159,323	—	159,323
Current portion of long-term debt	866,890	—	12,203	356,363	—	1,235,456

Total current liabilities	1,507,659	178,548	1,618,371	1,984,153	(2,749,000)	2,539,731
Long-term debt	23	2,031,440	59,945	1,128,695	—	3,220,103
Deferred revenues	—	—	—	16,901	—	16,901
Deferred credits	—	—	13,007	60,134	(6,032)	67,109
Other long-term liabilities	2,299,743	—	11,382	1,756,999	(3,796,949)	271,175

Total liabilities	3,807,425	2,209,988	1,702,705	4,946,882	(6,551,981)	6,115,019

Total stockholders’ equity	3,222,640	3,846,178	2,222,212	2,971,545	(9,039,935)	3,222,640

Total liabilities and stockholders’ equity	$7,030,065	$6,056,166	$3,924,917	$7,918,427	$(15,591,916)	$9,337,659

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501
Short-term investments	486,761	—	—	50,778	—	537,539
Accounts receivable, net	—	—	—	797,421	(9,421)	788,000
Handset and accessory inventory	—	—	—	227,191	—	227,191
Deferred income taxes, net	—	—	4,202	182,786	—	186,988
Prepaid expenses and other	2,776	—	5,439	385,477	(34)	393,658

Total current assets	1,037,734	28	131,827	2,740,743	(9,455)	3,900,877
Property, plant and equipment, net	—	—	107,030	2,853,303	(287)	2,960,046
Investments in and advances to affiliates	2,962,830	2,905,655	2,925,907	—	(8,794,392)	—
Intangible assets, net	—	—	—	433,208	—	433,208
Deferred income taxes, net	7,712	—	—	486,098	(7,712)	486,098
Other assets	2,414,774	2,256,448	667,301	588,572	(5,516,637)	410,458

Total assets	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,295	$—	$2,314	$296,421	$—	$300,030
Accrued expenses and other	637,597	173,263	1,599,378	1,117,481	(2,700,466)	827,253
Deferred revenues	—	—	—	158,690	—	158,690
Current portion of long-term debt	—	—	1,729	445,266	—	446,995

Total current liabilities	638,892	173,263	1,603,421	2,017,858	(2,700,466)	1,732,968
Long-term debt	1,043,258	1,279,524	39,334	456,307	—	2,818,423
Deferred revenues	—	—	—	20,476	—	20,476
Deferred credits	—	—	21,427	74,352	(7,711)	88,068
Other long-term liabilities	1,421,327	—	9,773	1,607,024	(2,826,945)	211,179

Total liabilities	3,103,477	1,452,787	1,673,955	4,176,017	(5,535,122)	4,871,114

Total stockholders’ equity	3,319,573	3,709,344	2,158,110	2,925,907	(8,793,361)	3,319,573

Total liabilities and stockholders’ equity	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenues	$—	$—	$2,304	$5,123,967	$(2,304)	$5,123,967

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	124	2,002,795	—	2,002,919
Selling, general and administrative	2,596	179	221,357	1,621,230	(9,711)	1,835,651
Management fee, royalty fee and other	(63,298)	—	(129,102)	184,993	7,407	—
Depreciation and amortization	—	—	7,484	489,536	—	497,020

	(60,702)	179	99,863	4,298,554	(2,304)	4,335,590

Operating income (loss)	60,702	(179)	(97,559)	825,413	—	788,377
Other income (expense)
Interest expense, net	(175,908)	(118,962)	(2,096)	(147,249)	173,796	(270,419)
Interest income	14,267	161,180	155	23,162	(173,796)	24,968
Foreign currency transaction losses, net	(4)	—	—	(39,823)	—	(39,827)
Equity in income of affiliates	285,458	391,912	396,362	—	(1,073,732)	—
Other expense, net	(5,858)	—	(6)	(10,902)	—	(16,766)

	117,955	434,130	394,415	(174,812)	(1,073,732)	(302,044)

Income before income tax benefit (provision)	178,657	433,951	296,856	650,601	(1,073,732)	486,333
Income tax benefit (provision)	28,883	(12,059)	(30,931)	(254,239)	(10,447)	(278,793)

Net income	$207,540	$421,892	$265,925	$396,362	$(1,084,179)	$207,540

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenues	$—	$—	$1,536	$4,079,682	$—	$4,081,218

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	67	1,632,333	—	1,632,400
Selling, general and administrative	9,113	28	157,633	1,230,222	—	1,396,996
Management fee and other	(56,893)	—	(69,660)	126,553	—	—
Depreciation and amortization	—	—	5,681	397,896	—	403,577

	(47,780)	28	93,721	3,387,004	—	3,432,973

Operating income (loss)	47,780	(28)	(92,185)	692,678	—	648,245
Other income (expense)
Interest expense, net	(196,846)	(95,028)	(858)	(123,469)	153,743	(262,458)
Interest income	13,664	142,860	441	20,549	(153,742)	23,772
Foreign currency transaction gains, net	—	—	—	27,354	—	27,354
Equity in income of affiliates	306,596	365,932	431,194	—	(1,103,722)	—
Other income (expense), net	4	—	158	(11,542)	(13)	(11,393)

	123,418	413,764	430,935	(87,108)	(1,103,734)	(222,725)

Income before income tax benefit (provision)	171,198	413,736	338,750	605,570	(1,103,734)	425,520
Income tax benefit (provision)	71,267	(22,689)	(50,113)	(184,228)	2,708	(183,055)

Net income	$242,465	$391,047	$288,637	$421,342	$(1,101,026)	$242,465

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenues	$—	$—	$768	$1,751,017	$(768)	$1,751,017

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	39	687,569	—	687,608
Selling, general and administrative	820	1	84,519	600,404	(3,742)	682,002
Management fee, royalty fee and other	(21,499)	—	(64,552)	83,077	2,974	—
Depreciation and amortization	—	—	2,744	166,237	—	168,981

	(20,679)	1	22,750	1,537,287	(768)	1,538,591

Operating income (loss)	20,679	(1)	(21,982)	213,730	—	212,426
Other income (expense)
Interest expense, net	(63,972)	(43,752)	(659)	(49,418)	64,256	(93,545)
Interest income	5,061	59,348	52	8,952	(64,256)	9,157
Foreign currency transaction losses, net	(4)	—	—	(63,923)	—	(63,927)
Equity in income of affiliates	32,243	54,002	56,282	—	(142,527)	—
Other expense, net	(5,898)	—	—	(2,510)	—	(8,408)

	(32,570)	69,598	55,675	(106,899)	(142,527)	(156,723)

Loss (income) before income tax benefit (provision)	(11,891)	69,597	33,693	106,831	(142,527)	55,703
Income tax benefit (provision)	9,054	(3,033)	(11,304)	(50,549)	(2,708)	(58,540)

Net (loss) income	$(2,837)	$66,564	$22,389	$56,282	$(145,235)	$(2,837)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenues	$—	$—	$768	$1,445,383	$—	$1,446,151

Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	15	581,573	—	581,588
Selling, general and administrative	6,899	20	57,090	438,303	—	502,312
Management fee and other	(19,140)	—	(23,220)	42,360	—	—
Depreciation and amortization	—	—	2,189	137,511	—	139,700

	(12,241)	20	36,074	1,199,747	—	1,223,600

Operating income (loss)	12,241	(20)	(35,306)	245,636	—	222,551
Other income (expense)
Interest expense, net	(52,174)	(31,520)	(276)	(47,506)	48,018	(83,458)
Interest income	7,395	44,256	52	6,164	(48,017)	9,850
Foreign currency transaction gains, net	—	—	—	28,406	—	28,406
Equity in income of affiliates	140,687	147,679	161,875	—	(450,241)	—
Other income (expense), net	—	—	3	(3,529)	(4)	(3,530)

	95,908	160,415	161,654	(16,465)	(450,244)	(48,732)

Income before income tax benefit (provision)	108,149	160,395	126,348	229,171	(450,244)	173,819
Income tax benefit (provision)	10,363	(3,862)	(2,326)	(67,299)	7,817	(55,307)

Net income	$118,512	$156,533	$124,022	$161,872	$(442,427)	$118,512

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$207,540	$421,892	$265,925	$396,362	$(1,084,179)	$207,540
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(155,728)	(439,620)	(246,434)	623,077	860,901	642,196

Net cash provided by (used in) operating activities	51,812	(17,728)	19,491	1,019,439	(223,278)	849,736
Cash flows from investing activities:
Capital expenditures	(99,208)	—	—	(633,544)	—	(732,752)
Purchase of long-term and short-term investments	(329,292)	—	—	(1,531,091)	—	(1,860,383)
Proceeds from sales of short-term investments	560,000	—	—	1,415,391	—	1,975,391
Payments for purchases of licenses	—	—	—	(99,893)	—	(99,893)
Transfers from restricted cash	—	—	—	89,360	—	89,360
Intercompany borrowings	(59,341)	(736,860)	—	—	796,201	—
Return of capital	(124,202)	—	—	—	124,202	—
Other, net	(276)	—	—	(2,443)	—	(2,719)

Net cash used in investing activities	(52,319)	(736,860)	—	(762,220)	920,403	(630,996)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Purchases of convertible notes	(214,488)	—	—	—	—	(214,488)
Repayments under syndicated loan facilities	—	—	—	(235,746)	—	(235,746)
Repayments under import financing	—	—	—	(91,378)	—	(91,378)
Capital contributions	—	103,202	21,000	—	(124,202)	—
Proceeds from intercompany long-term loan	736,860	—	—	59,341	(796,201)	—
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	26,125	(14,500)	(11,395)	65,878	—	66,108

Net cash provided by (used in) financing activities	548,497	754,563	(129,534)	(201,905)	(697,125)	274,496
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30,735)	—	(30,735)

Net increase (decrease) in cash and cash equivalents	547,990	(25)	(110,043)	24,579	—	462,501
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501

Cash and cash equivalents, end of period	$1,096,187	$3	$12,143	$1,121,669	$—	$2,230,002

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(in thousands)

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$242,465	$391,047	$288,637	$421,342	$(1,101,026)	$242,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(357,939)	(391,047)	(276,942)	500,204	1,033,936	508,212

Net cash (used in) provided by operating activities	(115,474)	—	11,695	921,546	(67,090)	750,677
Cash flows from investing activities:
Capital expenditures	(25,831)	—	—	(480,554)	—	(506,385)
Proceeds from sales of short-term investments	50,000	—	—	965,759	—	1,015,759
Proceeds from intercompany long-term loan	—	—	—	—	—	—
Transfers to restricted cash	—	—	—	(98,298)	—	(98,298)
Transfers from restricted cash	—	—	—	94,756	—	94,756
Purchase of long-term and short-term investments	(680,921)	—	—	(906,322)	—	(1,587,243)
Intercompany borrowings	(33,285)	—	64,355	—	(31,070)	—
Other, net	(4,274)	—	—	(53,681)	4,274	(53,681)

Net cash (used in) provided by investing activities	(694,311)	—	64,355	(478,340)	(26,796)	(1,135,092)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	80,000	—	80,000
Repayments under syndicated loan facilities	—	—	—	(60,779)	—	(60,779)
Repayments under import financing	—	—	—	(66,540)	—	(66,540)
Purchases of convertible notes	(442,972)	—	—	—	—	(442,972)
Proceeds from intercompany long-term loan	—	—	—	—	—	—
Intercompany dividends	—	—	(67,090)	—	67,090	—
Other, net	40,522	—	(1,259)	(39,000)	26,796	27,059

Net cash used in financing activities	(402,450)	—	(68,349)	(86,319)	93,886	(463,232)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9,660	—	9,660

Net (decrease) increase in cash and cash equivalents	(1,212,235)	—	7,701	366,547	—	(837,987)
Cash and cash equivalents, beginning of period	1,702,191	28	—	801,845	—	2,504,064

Cash and cash equivalents, end of period	$489,956	$28	$7,701	$1,168,392	$—	$1,666,077

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•

our consolidated financial condition as of September 30, 2011 and December 31, 2010 and our consolidated results of operations for the nine- and three-month periods ended September 30, 2011 and 2010; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” and “Item 1A. — Risk Factors” in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.

We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.

Business Overview

We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our planned third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service. In September 2011, we launched a new brand identity in each of our markets and at the corporate level, which we believe will enhance the recognition of our brand and unify our brand identity across our markets as we expand to new customer segments. In connection with the launch of this new brand, we signed an amended trademark agreement with Nextel Communications, Inc., a subsidiary of Sprint Nextel Corporation, which enhances our existing right to use the Nextel brand in our markets.

We provide our services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Brazil, Mexico, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer. Our planned third generation networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses.

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

•

International Direct Connect® service, which allows subscribers who use our iDEN network to talk to each other instantly across national borders, including Sprint Nextel subscribers using compatible handsets in the United States, Intelfon subscribers in El Salvador and with TELUS Corporation subscribers using compatible handsets in Canada;

•

data services, including text messaging services, mobile internet services, e-mail services, an Android-based open operating system, location-based services, which include the use of Global Positioning System, or GPS, technologies, digital media services and advanced JavaTM enabled business applications; and

•	international roaming services.

We plan to offer similar and additional voice and data services and applications on our planned third generation networks and recently launched high performance push-to-talk services on our third generation network that provides services on WCDMA networks in various metropolitan areas in Peru. In addition to our WCDMA network in Peru, we currently provide services on iDEN networks in the largest metropolitan areas in each of Brazil, Mexico, Argentina, Peru and Chile, as well as in various other cities in each of these countries.

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

We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us in Chile and Mexico in 2010 and spectrum licensed to us in Brazil in 2011. We expect to begin offering third generation services in Chile early in 2012 and in Brazil and Mexico in mid-2012.

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

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing customers. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.

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

Targeting High Value Customers.    Our main focus is on customers who purchase services under contract and primarily use our services in their businesses and on individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we have recently acquired generally have a lower number of handsets per customer, and we expect this trend to continue as we seek to extend our target market. As we deploy our planned third generation networks using WCDMA technology in our markets, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.

Providing Differentiated Services.    We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. In addition, we recently launched a high performance push-to-talk service that utilizes WCDMA technology on our third generation network in Peru as part of our effort to continually provide differentiated service to our customers in connection with the deployment of our planned third generation networks. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service on our existing iDEN networks, and on our WCDMA-based networks using the high performance push-to-talk service we recently launched in Peru, is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

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

In the past, Nextel Communications was one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology. Sprint Nextel has announced plans to decommission its iDEN network over the next several years, which could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In early 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment have declined. In August 2011, Google, Inc. announced its intent to acquire the Motorola Mobility entity. We do not currently expect any change to Motorola’s commitment to deliver iDEN network equipment and handsets as a result of Google’s planned acquisition of Motorola Mobility, which has not yet been completed. Examples of our existing arrangements with Motorola include:

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

During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil in order to acquire spectrum required to support our planned third generation networks. We commercially launched our third generation network in Peru in 2010 and are currently in the process of designing and building third generation networks in Brazil, Chile and Mexico using spectrum licensed to us. We expect to begin offering third generation services in Chile in early 2012 and in Brazil and Mexico in mid-2012. In addition, the Argentine government has announced plans to hold an auction of spectrum that would support a third generation network in March 2012, and we have notified the government of our interest in participating in this auction.

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

Recent Economic Trends

Late in the third quarter of 2011, continued uncertainty in worldwide economic conditions drove a significant decline in the value of the currencies relative to the U.S. dollar in the markets where we operate. This volatility in foreign currency exchange rates has had and continues to have a significant effect on our reported results as nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars. While we have recently seen some improvement in foreign currency exchange rates, significant volatility in the global market persists, and current foreign currency exchange rates reflect a substantial reduction in value from those experienced earlier this year. If the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, our future operating results and the value of our assets held in local currencies will be adversely affected.

Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of September 30, 2011 and December 31, 2010. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(handsets in thousands)
Handsets in commercial service — December 31, 2010	3,319	3,361	1,154	1,128	65	9,027
Net subscriber additions	604	262	100	244	8	1,218

Handsets in commercial service — September 30, 2011	3,923	3,623	1,254	1,372	73	10,245

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2011 compared to those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form  10-K.

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

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average currency exchange rates for the nine and three months ended September 30, 2011 and 2010. The following table presents the average currency exchange rates we used to translate the results of operations of our operating segments into U.S. dollars, as well as changes from the average exchange rates utilized in prior periods. Because we treat the U.S. dollar as the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

	Nine Months Ended September 30,
	2011	2010	Percent Change
Mexican peso	12.02	12.72	6%
Brazilian real	1.63	1.78	8%
Argentine peso	4.09	3.89	(5)%

	Three Months Ended September 30,
	2011	2010	Percent Change
Mexican peso	12.25	12.81	4%
Brazilian real	1.64	1.75	6%
Argentine peso	4.17	3.94	(6)%

Late in the third quarter of 2011, foreign currency exchange rates reflected a significant decline in the value of the currencies relative to the U.S. dollar in the markets where we operate, particularly in Brazil and Mexico. This depreciation in relative currency values has continued, to some degree, in the fourth quarter of 2011. The following table presents the end-of-month currency exchange rates experienced in Mexico, Brazil and Argentina during each of the three months in the second and third quarters of 2011. If the values of the local currencies in the countries in which our operating companies conduct business remain at the levels that prevailed late in the third quarter of 2011 or depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2011			2011
	April	May	June	July	August	September
Mexican peso	11.59	11.63	11.84	11.65	12.41	13.42
Brazilian real	1.57	1.58	1.56	1.56	1.59	1.85
Argentine peso	4.08	4.09	4.11	4.15	4.20	4.21

a. Consolidated

	September 30, 2011	% of Consolidated Operating Revenues	September 30, 2010	% of Consolidated Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$4,883,917	95%	$3,857,743	95%	$1,026,174	27%
Digital handset and accessory revenues	240,050	5%	223,475	5%	16,575	7%

	5,123,967	100%	4,081,218	100%	1,042,749	26%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,356,119)	(26)%	(1,090,671)	(27)%	(265,448)	24%
Cost of digital handset and accessory sales	(646,800)	(13)%	(541,729)	(13)%	(105,071)	19%

	(2,002,919)	(39)%	(1,632,400)	(40)%	(370,519)	23%
Selling and marketing expenses	(617,509)	(12)%	(485,369)	(12)%	(132,140)	27%
General and administrative expenses	(1,218,142)	(24)%	(911,627)	(22)%	(306,515)	34%
Depreciation and amortization	(497,020)	(10)%	(403,577)	(10)%	(93,443)	23%

Operating income	788,377	15%	648,245	16%	140,132	22%
Interest expense, net	(270,419)	(5)%	(262,458)	(6)%	(7,961)	3%
Interest income	24,968	—	23,772	—	1,196	5%
Foreign currency transaction (losses) gains, net	(39,827)	(1)%	27,354	—	(67,181)	(246)%
Other expense, net	(16,766)	—	(11,393)	—	(5,373)	47%

Income before income tax provision	486,333	9%	425,520	10%	60,813	14%
Income tax provision	(278,793)	(5)%	(183,055)	(4)%	(95,738)	52%

Net income	$207,540	4%	$242,465	6%	$(34,925)	(14)%

Three Months Ended
Operating revenues
Service and other revenues	$1,667,262	95%	$1,359,441	94%	$307,821	23%
Digital handset and accessory revenues	83,755	5%	86,710	6%	(2,955)	(3)%

	1,751,017	100%	1,446,151	100%	304,866	21%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(462,463)	(26)%	(394,795)	(27)%	(67,668)	17%
Cost of digital handset and accessory sales	(225,145)	(13)%	(186,793)	(13)%	(38,352)	21%

	(687,608)	(39)%	(581,588)	(40)%	(106,020)	18%
Selling and marketing expenses	(254,337)	(15)%	(169,555)	(12)%	(84,782)	50%
General and administrative expenses	(427,665)	(24)%	(332,757)	(23)%	(94,908)	29%
Depreciation and amortization	(168,981)	(10)%	(139,700)	(10)%	(29,281)	21%

Operating income	212,426	12%	222,551	15%	(10,125)	(5)%
Interest expense, net	(93,545)	(5)%	(83,458)	(6)%	(10,087)	12%
Interest income	9,157	1%	9,850	1%	(693)	(7)%
Foreign currency transaction (losses) gains, net	(63,927)	(4)%	28,406	2%	(92,333)	NM
Other expense, net	(8,408)	(1)%	(3,530)	—	(4,878)	138%

Income before income tax provision	55,703	3%	173,819	12%	(118,116)	(68)%
Income tax provision	(58,540)	(3)%	(55,307)	(4)%	(3,233)	6%

Net (loss) income	$(2,837)	—	$118,512	8%	$(121,349)	(102)%

NM-Not Meaningful

During the first nine months of 2011, we expanded our subscriber base across all of our markets with much of this growth concentrated in Brazil, Mexico and Peru. We continued to invest in coverage expansion and network improvements during the first nine months of 2011, resulting in consolidated capital expenditures of $858.2 million, which represented a 59% increase from the first nine months of 2010. About half of this investment occurred in Brazil, with a substantial portion of the total investment related to the development and deployment of our third generation networks. We also continued to invest in order to enhance the quality and capacity of our iDEN networks. Under our current business plan, we expect to incur significant additional capital expenditures through the remainder of 2011 and in 2012 and 2013 as we pursue our strategy of building third generation networks in Brazil, Mexico and Chile in addition to our existing third generation network in Peru. We also expect to continue to incur capital expenditures related to the expansion of the coverage and improvement of the quality and capacity of our iDEN networks as we deploy our planned third generation networks. We may incur additional capital expenditures if we are able to acquire spectrum and deploy a third generation network in Argentina.

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

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the nine and three months ended September 30, 2011 compared to the same periods in 2010. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during the nine and three months ended September 30, 2011 compared to the same periods in 2010. As a result, the components of our consolidated results of operations for the nine and three months ended September 30, 2011, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses than would have occurred if these currencies had not appreciated relative to the U.S. dollar. Late in the third quarter of 2011, continued uncertainty in worldwide economic conditions drove a significant decline in the value of currencies relative to the U.S. dollar in the markets where we operate. This volatility in foreign currency exchange rates has had and continues to have a significant effect on our reported results as nearly all of our revenues are earned in non-U.S. currencies. While we have recently seen some improvement in foreign currency exchange rates, significant volatility in the global market persists, and current foreign currency exchange rates reflect a substantial reduction in value from those experienced earlier this year. If the values of local currencies in the countries in which our operating companies conduct business remain at current levels or depreciate further relative to the U.S. dollar, our future reported operating results will be adversely affected.

1.    Operating revenues

The $1,026.2 million, or 27%, and $307.8 million, or 23%, increases in consolidated service and other revenues in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are largely the result of 21% and 20% increases in the average number of total handsets in service over both periods, which resulted from the continued demand for our services and the balanced growth and expansion strategies in our markets. These increases were also the result of increases in consolidated average revenue per subscriber, which resulted primarily from the appreciation in the average value of the Brazilian real.

2.    Cost of revenues

The $265.4 million, or 24%, and $67.7 million, or 17%, increases in consolidated cost of service in the nine and three months ended September 30, 2011 compared to the same periods in 2010 included:

•

$128.3 million, or 23%, and $27.0 million, or 13%, increases in consolidated interconnect expenses, largely in Brazil, resulting from increases in subscribers and the relative amount of minutes of use for calls that terminate on other carriers’ networks and require the payment of call termination charges, partially offset by a reduction in mobile termination rates in Mexico that was ordered by the Mexican regulatory authorities in May 2011 and applied retroactively to January 1, 2011;

•

$73.2 million, or 27%, and $24.4 million, or 25%, increases in consolidated site and switch expenses, due primarily to a one-time $22.4 million refund of excess fees paid for spectrum use that Nextel Mexico received in the second quarter of 2010, as well as an increase in cell sites placed on-air from September 30, 2010 to September 30, 2011; and

•	$40.9 million, or 112%, and $10.6 million, or 59%, increases in consolidated managed services costs, primarily in Brazil, related to certain engineering activities managed by third-party vendors.

The $105.1 million, or 19%, and $38.4 million, or 21%, increases in consolidated cost of digital handset and accessory revenues in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are principally due to increases in handset upgrades for existing subscribers and, to a lesser extent, increases in the sale of higher cost handsets to new subscribers.

3.    Selling and marketing expenses

Significant factors contributing to the $132.1 million, or 27%, and $84.8 million, or 50%, increases in consolidated selling and marketing expenses in the nine and three months ended September 30, 2011 compared to the same periods in 2010 included:

•

$43.7 million, or 42%, and $35.1 million, or 103%, increases in consolidated advertising costs, primarily in Brazil, related to new advertising campaigns launched in an effort to address Nextel Brazil’s competitive landscape, as well as the launch of our new brand design during the third quarter of 2011;

•

$25.2 million, or 122%, and $21.9 million, or 323%, increases in consolidated other marketing expenses, primarily related to the launch of our new brand design, including remodeling of our stores and other sales outlets, during the third quarter of 2011; and

•

$52.6 million, or 28%, and $18.6 million, or 27%, increases in consolidated direct commissions and payroll expenses, mostly in Brazil and Mexico, due to increases in gross subscriber additions by internal market sales personnel, as well as increases in the number of sales and marketing personnel.

4.    General and administrative expenses

Significant factors contributing to the $306.5 million, or 34%, and $94.9 million, or 29%, increases in consolidated general and administrative expenses in the nine and three months ended September 30, 2011 compared to the same periods in 2010 included:

•

$120.3 million, or 25%, and $16.5 million, or 9%, increases in consolidated general corporate costs, largely related to increases in revenue-based taxes in Brazil and higher personnel and consulting costs in some of our markets, which are primarily related to the development and deployment of our third generation networks and related initiatives;

•

$70.9 million, or 29%, and $24.6 million, or 28%, increases in consolidated customer care and billing operations expenses, mostly in Brazil, as a result of increases in customer care personnel necessary to support larger customer bases in our markets;

•

$67.3 million, or 124%, and $31.5 million, or 192%, increases in consolidated bad debt expense, principally related to Nextel Brazil’s revenue growth and lower collection rates in Brazil resulting from changes to our credit procedures that resulted in the addition of some customers whose credit histories were less established; and

•

$45.6 million, or 49%, and $20.3 million, or 61%, increases in consolidated information technology costs, primarily related to the development and deployment of our third generation networks and other related initiatives.

5.    Depreciation and amortization

The $93.4 million, or 23%, and $29.3 million, or 21%, increases in consolidated depreciation and amortization in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are the result of increases in consolidated property, plant and equipment in service caused by the continued expansion of the capacity of our iDEN network, as well as the deployment of our third generation networks.

6.    Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $39.8 million and $63.9 million during the nine and three months ended September 30, 2011 are largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s net liabilities, primarily its syndicated loan facility.

Foreign currency transaction gains of $27.4 million and $28.4 million during the nine and three months ended September 30, 2010 are primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s net liabilities, primarily its syndicated loan facility, as well as the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on corporate peso-denominated receivables due from Nextel Mexico.

7.    Income tax provision

The $95.7 million, or 52%, and $3.2 million, or 6%, increases in the consolidated income tax provision in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are primarily due to significant variances in consolidated income before tax, an increase in the valuation allowance recorded against certain U.S. and Chilean deferred tax assets, the 2011 reversal of a $14.5 million Mexico income tax benefit recognized on the sale of certain fixed assets, and the 2010 reversal of an $11.4 million income tax reserve for uncertain tax positions.

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

b. Nextel	Brazil

	September 30, 2011	% of Nextel Brazil’s Operating Revenues	September 30, 2010	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$2,518,551	96%	$1,766,464	95%	$752,087	43%
Digital handset and accessory revenues	110,918	4%	97,430	5%	13,488	14%

	2,629,469	100%	1,863,894	100%	765,575	41%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(774,996)	(29)%	(606,077)	(33)%	(168,919)	28%
Cost of digital handset and accessory sales	(191,575)	(7)%	(132,268)	(7)%	(59,307)	45%

	(966,571)	(36)%	(738,345)	(40)%	(228,226)	31%
Selling and marketing expenses	(262,892)	(10)%	(196,184)	(11)%	(66,708)	34%
General and administrative expenses	(571,342)	(22)%	(364,238)	(19)%	(207,104)	57%

Segment earnings	$828,664	32%	$565,127	30%	$263,537	47%

	September 30, 2011	% of Nextel Brazil’s Operating Revenues	September 30, 2010	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$871,040	96%	$650,031	94%	$221,009	34%
Digital handset and accessory revenues	38,709	4%	39,497	6%	(788)	(2)%

	909,749	100%	689,528	100%	220,221	32%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(267,567)	(29)%	(215,355)	(31)%	(52,212)	24%
Cost of digital handset and accessory sales	(62,694)	(7)%	(46,224)	(7)%	(16,470)	36%

	(330,261)	(36)%	(261,579)	(38)%	(68,682)	26%
Selling and marketing expenses	(116,466)	(13)%	(72,379)	(11)%	(44,087)	61%
General and administrative expenses	(212,702)	(23)%	(140,843)	(20)%	(71,859)	51%

Segment earnings	$250,320	28%	$214,727	31%	$35,593	17%

Over the last several years, Nextel Brazil’s subscriber base has grown as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 51% of our consolidated operating revenues for the nine months ended September 30, 2011 compared to 46% in the same period during 2010 and generated segment earnings margins of 32% in the first nine months of 2011 compared to 30% in the first nine months of 2010. Nextel Brazil has continued to experience growth in its existing markets and has continued to make investments in its newer markets as a result of increased demand for its services.

Late in the third quarter of 2011, Nextel Brazil began experiencing challenging economic conditions coupled with more promotional activity by its competitors, which resulted in lower revenue generated per subscriber unit and higher selling and marketing expenses during the third quarter of 2011 both in U.S. dollars and as percentages of operating revenues. Although we are taking actions to address the impact of the more aggressive pricing on service plans and other promotions being offered by our competitors in Brazil, we expect these competitive pressures to continue through the remainder of 2011. If our efforts prove unsuccessful, Nextel Brazil’s results of operations will be adversely affected.

In addition, the Brazilian real experienced significant depreciation in value compared to the U.S. dollar late in the third quarter of 2011. While we have recently seen some improvement in the value of the Brazilian real relative to the U.S. dollar, the current foreign currency exchange rates reflect a substantial reduction in value of the real from those experienced earlier this year. If the value of the Brazilian real remains at current levels or depreciates further relative to the U.S. dollar, Nextel Brazil’s results of operations will be adversely affected.

We continued to invest in Brazil throughout the first nine months of 2011 in order to develop and deploy our third generation network in Brazil and to improve the capacity and quality of Nextel Brazil’s existing iDEN network. As a result, Nextel Brazil’s capital expenditures represented 46% of consolidated total capital expenditures during the first nine months of 2011. We believe that the quality and capacity of Nextel Brazil’s network, as well as its expanded coverage are contributing factors to its low customer turnover rate and increased subscriber growth.

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

The average value of the Brazilian real for the nine and three months ended September 30, 2011 appreciated relative to the U.S. dollar by 8% and 6%, respectively, compared to the average rate that prevailed during the nine and three months ended September 30, 2010. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2011, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil’s segment earnings increased $263.5 million, or 47%, and $35.6 million, or 17%, in the nine and three months ended September 30, 2011 compared to the same periods in 2010 as a result of the following:

1.    Operating revenues

Significant factors contributing to the $752.1 million, or 43%, and $221.0 million, or 34%, increases in service and other revenues in the nine and three months ended September 30, 2011 compared to the same periods in 2010 included 30% and 28% increases in Nextel Brazil’s average number of handsets in service, as well as increases in average revenues per subscriber, primarily resulting from the effect of the appreciation of the Brazilian real.

2.    Cost of revenues

The $168.9 million, or 28%, and $52.2 million, or 24%, increases in cost of service in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are primarily due to increases of $98.9 million, or 30%, and $28.3 million, or 23%, in interconnect costs due to an increase in the size of our subscriber base, as well as an increase in interconnect minutes of use for calls that terminate on other carriers’ networks. Despite these increases, Nextel Brazil’s cost of service as a percentage of its total operating revenues decreased from 33% and 31% in nine and three months ended September 30, 2010 to 29% in the same periods in 2011, primarily due to increases in less costly mobile-to-mobile minutes of use as a result of Nextel Brazil’s implementation of rate plans that encouraged more in-network calling.

Increases in handset upgrades for existing subscribers and, to a lesser extent, increases in the number of handset sales to new subscribers were key factors that contributed to the $59.3 million, or 45%, and $16.5 million, or 36%, increases in cost of digital handset and accessory revenues in the nine and three months ended September 30, 2011 compared to the same periods in 2010.

3.    Selling and marketing expenses

The $66.7 million, or 34%, and $44.1 million, or 61%, increases in selling and marketing expenses in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are principally a result of $32.0 million, or 65%, and $30.0 million, or 179%, increases in advertising expenses as a result of new advertising campaigns launched in an effort to address the competitive landscape in Brazil, as well as the launch of our new brand design during the third quarter of 2011.

4.    General and administrative expenses

Significant factors contributing to the $207.1 million, or 57%, and $71.9 million, or 51%, increases in general and administrative expenses in the nine and three months ended September 30, 2011 compared to the same periods in 2010 included:

•

$87.0 million, or 51%, and $25.6 million, or 37%, increases in other general corporate costs due to increases in revenue-based taxes and higher payroll and related expenses associated with an increase in general and administrative personnel;

•

$64.7 million, or 182%, and $28.8 million, or 249%, increases in bad debt expense related to Nextel Brazil’s operating revenue growth and decreases in collection rates resulting from changes to its credit procedures that resulted in the addition of some customers whose credit histories were less established. The higher levels of bad debt expense reflect the impact of these changes and, relative to operating revenues, represent increases from historic levels. While Nextel Brazil has made further adjustments to its credit procedures that are designed to address some of the factors that led to the increased bad debt expense, we expect to see additional increases in bad debt expense in the short-term, and we do not expect future bad debt levels to return to those experienced in periods prior to 2011 in the near future; and

•

$47.3 million, or 40%, and $17.3 million, or 39%, increases in customer care and billing operations due to higher payroll and related expenses associated with increases in customer care personnel necessary to support a larger customer base in Brazil.

c.    Nextel Mexico

	September 30, 2011	% of Nextel Mexico’s Operating Revenues	September 30, 2010	% of Nextel Mexico’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,667,113	96%	$1,494,008	96%	$173,105	12%
Digital handset and accessory revenues	65,402	4%	69,643	4%	(4,241)	(6)%

	1,732,515	100%	1,563,651	100%	168,864	11%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(338,431)	(20)%	(269,874)	(17)%	(68,557)	25%
Cost of digital handset and accessory sales	(331,532)	(19)%	(303,934)	(20)%	(27,598)	9%

	(669,963)	(39)%	(573,808)	(37)%	(96,155)	17%
Selling and marketing expenses	(217,072)	(12)%	(199,434)	(12)%	(17,638)	9%
General and administrative expenses	(255,014)	(15)%	(218,432)	(14)%	(36,582)	17%

Segment earnings	$590,466	34%	$571,977	37%	$18,489	3%

Three Months Ended
Operating revenues
Service and other revenues	$553,921	96%	$503,289	95%	$50,632	10%
Digital handset and accessory revenues	23,280	4%	26,772	5%	(3,492)	(13)%

	577,201	100%	530,061	100%	47,140	9%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(110,494)	(19)%	(107,918)	(20)%	(2,576)	2%
Cost of digital handset and accessory sales	(120,737)	(21)%	(103,025)	(20)%	(17,712)	17%

	(231,231)	(40)%	(210,943)	(40)%	(20,288)	10%
Selling and marketing expenses	(74,260)	(13)%	(65,286)	(13)%	(8,974)	14%
General and administrative expenses	(84,854)	(15)%	(71,017)	(13)%	(13,837)	19%

Segment earnings	$186,856	32%	$182,815	34%	$4,041	2%

Nextel Mexico comprised 34% of our consolidated operating revenues and generated a 34% segment earnings margin for the first nine months of 2011, which is lower than the 37% margin reported for the first nine months of 2010. This year-over-year decrease in Nextel Mexico’s segment earnings margin is largely the result of an increase in Nextel Mexico’s cost of service, which reflects increases in interconnect minutes of use, as well as the impact of the receipt of a one-time refund of excess fees paid for spectrum use in the second quarter of 2010 on Nextel Mexico’s site and switch expenses.

As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010, which we acquired to develop and deploy a third generation network in Mexico that will enable us to offer new and differentiated services to a larger base of customers in Mexico. We began offering limited third generation services in certain cities in Mexico in 2011, and we expect to begin providing more widely available third generation service offerings in Mexico in mid-2012. Development of the third generation network and investments in improvements in the capacity and quality of Nextel Mexico’s existing iDEN network resulted in capital expenditures of $209.8 million for the first nine months of 2011, which represents 24% of our consolidated total capital expenditures, and which represents an increase when compared to the same period in 2010. Continued development and deployment of our third generation network in Mexico will require significant investments in capital expenditures in Mexico. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

We expect to incur significant expenses associated with the deployment of our third generation network, particularly general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues during the deployment phase. As a result, we anticipate that our operating margins will be lower during the network deployment phase, particularly during the initial stages of deployment.

The average value of the Mexican peso appreciated relative to the U.S. dollar by 6% and 4% in the nine and three months ended September 30, 2011 as compared to the average rate that prevailed during the nine and three months ended September 30, 2010. As a result, the components of Nextel Mexico’s results of operations for the nine and three months ended September 30, 2011 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar. Late in the third quarter of 2011, the Mexican peso experienced significant depreciation in value compared to the U.S. dollar. While we have recently seen some improvement in the value of the Mexican peso relative to the U.S. dollar, the current foreign currency exchange rates reflect a substantial reduction in value of the peso from those experienced earlier this year. If the value of the Mexican peso remains at current levels or depreciates further relative to the U.S. dollar, Nextel Mexico’s results of operations will be adversely affected.

Nextel Mexico’s segment earnings increased 3% and 2% in the nine and three months ended September 30, 2011 compared to the same periods in 2010 as a result of the following:

1.    Operating revenues

The $173.1 million, or 12%, and $50.6 million, or 10%, increases in service and other revenues in the nine and three months ended September 30, 2011 compared to the same periods in 2010 are primarily due to increases in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico’s markets.

2.    Cost of revenues

The $68.6 million, or 25%, increase in cost of service in the nine months ended September 30, 2011 compared to the same period in 2010 is primarily the result of a one-time $22.4 million refund of excess fees paid for spectrum use that Nextel Mexico received in the second quarter of 2010 and an increase in interconnect minutes of use and related call termination charges, partially offset by a reduction in mobile termination rates. The change in Nextel Mexico’s cost of service in the three months ended September 30, 2011 compared to the same period in 2010 was not material.

The $27.6 million, or 9%, increase in cost of digital handset and accessory revenues in the nine month period ended September 30, 2011 compared to the same period in 2010 is primarily the result of an increase in handset subsidies associated with promotions that use high-tier handset models to attract and retain customers.

The changes in Nextel Mexico’s cost of digital handset and accessory revenues in the three months ended September 30, 2011 compared to the same period in 2010 were not material.

3.    General and administrative expenses

The $36.6 million, or 17%, increase in general and administrative expenses in the nine months ended September 30, 2011 compared to the same period in 2010 is primarily the result of higher payroll and related expenses associated with an increase in general and administrative personnel. The change in Nextel Mexico’s general and administrative expenses in the three months ended September 30, 2011 compared to the same period in 2010 was not material.

The changes in Nextel Mexico’s selling and marketing expenses in the nine and three months ended September 30, 2011 compared to the same periods in 2010 were not material.

d.    Nextel Argentina

	September 30, 2011	% of Nextel Argentina’s Operating Revenues	September 30, 2010	% of Nextel Argentina’s Operating Revenues	Change from Previous Year
					Dollars	Percent
			(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$439,640	92%	$376,572	92%	$63,068	17%
Digital handset and accessory revenues	39,056	8%	34,310	8%	4,746	14%

	478,696	100%	410,882	100%	67,814	17%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(138,696)	(29)%	(131,645)	(32)%	(7,051)	5%
Cost of digital handset and accessory sales	(65,044)	(14)%	(56,586)	(14)%	(8,458)	15%

	(203,740)	(43)%	(188,231)	(46)%	(15,509)	8%
Selling and marketing expenses	(45,867)	(9)%	(36,259)	(9)%	(9,608)	26%
General and administrative expenses	(101,915)	(21)%	(79,442)	(19)%	(22,473)	28%

Segment earnings	$127,174	27%	$106,950	26%	$20,224	19%

Three Months Ended
Operating revenues
Service and other revenues	$153,365	92%	$128,856	91%	$24,509	19%
Digital handset and accessory revenues	13,768	8%	13,104	9%	664	5%

	167,133	100%	141,960	100%	25,173	18%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(47,108)	(28)%	(44,052)	(31)%	(3,056)	7%
Cost of digital handset and accessory sales	(23,950)	(15)%	(20,408)	(14)%	(3,542)	17%

	(71,058)	(43)%	(64,460)	(45)%	(6,598)	10%
Selling and marketing expenses	(19,461)	(12)%	(12,925)	(9)%	(6,536)	51%
General and administrative expenses	(35,714)	(21)%	(26,198)	(19)%	(9,516)	36%

Segment earnings	$40,900	24%	$38,377	27%	$2,523	7%

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

The average values of the Argentine peso for the nine and three months ended September 30, 2011 depreciated relative to the U.S. dollar by 5% and 6%, respectively, when compared to the same periods in 2010. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2011 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Nextel Argentina’s segment earnings increased 19% in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a $63.1 million, or 17%, increase in service and other revenues resulting from an increase in the average number of digital handsets in service, as well as an increase in average revenue per subscriber, partially offset by increased selling and marketing and general and administrative expenses related to an increase in salaries, a higher turnover tax rate and an increase in sales by internal market personnel, resulting in higher commissions expense.

The changes in Nextel Argentina’s segment earnings and its components in the three months ended September 30, 2011 compared to the same period in 2010 were not material.

e.    Nextel Peru

	September 30, 2011	% of Nextel Peru’s Operating Revenues	September 30, 2010	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$239,487	91%	$206,198	90%	$33,289	16%
Digital handset and accessory revenues	24,584	9%	22,006	10%	2,578	12%

	264,071	100%	228,204	100%	35,867	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(80,165)	(30)%	(74,512)	(32)%	(5,653)	8%
Cost of digital handset and accessory sales	(55,404)	(21)%	(44,988)	(20)%	(10,416)	23%

	(135,569)	(51)%	(119,500)	(52)%	(16,069)	13%
Selling and marketing expenses	(46,806)	(18)%	(37,258)	(17)%	(9,548)	26%
General and administrative expenses	(55,297)	(21)%	(50,840)	(22)%	(4,457)	9%

Segment earnings	$26,399	10%	$20,606	9%	$5,793	28%

Three Months Ended
Operating revenues
Service and other revenues	$82,282	91%	$71,696	91%	$10,586	15%
Digital handset and accessory revenues	7,962	9%	7,311	9%	651	9%

	90,244	100%	79,007	100%	11,237	14%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(27,807)	(31)%	(24,423)	(31)%	(3,384)	14%
Cost of digital handset and accessory sales	(16,892)	(19)%	(15,199)	(19)%	(1,693)	11%

	(44,699)	(50)%	(39,622)	(50)%	(5,077)	13%
Selling and marketing expenses	(15,433)	(17)%	(12,351)	(16)%	(3,082)	25%
General and administrative expenses	(18,766)	(20)%	(16,670)	(21)%	(2,096)	13%

Segment earnings	$11,346	13%	$10,364	13%	$982	9%

In December 2009, we launched a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. We commercially launched high performance push-to-talk services on this third generation network in September 2011 following the earlier launch of data and voice services, and we will continue to develop and deploy transmitter and receiver sites in conjunction with the build-out of this network. We expect to continue to incur incremental expenses as we launch services in more markets and incorporate additional services and broader handset offerings in existing markets in Peru; however, we do not expect a corresponding increase in operating revenues during this initial deployment phase. We believe that this third generation network will enable us to offer new and differentiated services to a larger base of potential customers in Peru.

Because the U.S. dollar is Nextel Peru’s functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Segment earnings increased 28% in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to a $33.3 million, or 16%, increase in service and other revenues largely attributable to a 34% increase in average digital subscribers, partially offset by a decrease in average revenues per subscriber, which is attributable, in part, to an increase in the number of subscribers purchasing prepaid service plans, which generally produce lower monthly recurring revenues. The increase in Nextel Peru’s service and other revenues was partially offset by a slight increase in cost of digital handset and accessory sales, and selling and marketing expenses. The changes in Nextel Peru’s segment earnings and its components for the three months ended September  30, 2011 compared to the same period in 2010 were not material.

f.     Corporate and other

	September 30, 2011	% of Corporate and other Operating Revenues	September 30, 2010	% of Corporate and other Operating Revenues	Change from Previous
					Dollars	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$22,553	100%	$16,998	99%	$5,555	33%
Digital handset and accessory revenues	90	—	86	1%	4	5%

	22,643	100%	17,084	100%	5,559	33%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(24,954)	(110)%	(9,525)	(56)%	(15,429)	162%
Cost of digital handset and accessory sales	(3,245)	(15)%	(3,953)	(23)%	708	(18)%

	(28,199)	(125)%	(13,478)	(79)%	(14,721)	109%
Selling and marketing expenses	(44,872)	(198)%	(16,234)	(95)%	(28,638)	176%
General and administrative expenses	(244,285)	NM	(200,210)	NM	(44,075)	22%

Segment losses	$(294,713)	NM	$(212,838)	NM	$(81,875)	38%

Three Months Ended
Operating revenues
Service and other revenues	$7,734	100%	$6,651	100%	$1,083	16%
Digital handset and accessory revenues	36	—	26	—	10	38%

	7,770	100%	6,677	100%	1,093	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(9,799)	(126)%	(3,362)	(50)%	(6,437)	191%
Cost of digital handset and accessory sales	(872)	(11)%	(1,937)	(29)%	1,065	(55)%

	(10,671)	(137)%	(5,299)	(79)%	(5,372)	101%
Selling and marketing expenses	(28,717)	NM	(6,614)	(99)%	(22,103)	NM
General and administrative expenses	(79,371)	NM	(78,796)	NM	(575)	1%

Segment losses	$(110,989)	NM	$(84,032)	NM	$(26,957)	32%

NM-Not Meaningful

For the nine and three months ended September 30, 2011 and 2010, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We are deploying a third generation network in Chile, which we believe will enable us to offer new and differentiated services to a larger base of potential customers. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $54.7 million for the nine months ended September 30, 2011, which represented 6% of our consolidated total capital expenditures for the first nine months of 2011. Deployment of our third generation network and other planned network expansions in Chile will require significant investments in capital expenditures over the next several years.

Segment losses increased in the nine and three months ended September 30, 2011 compared to the same periods in 2010 primarily due to following:

•	$28.6 million and $22.1 million increases in selling and marketing expenses largely related to the launch of our new brand design in September 2011; and

•

a $44.1 million, or 22%, increase in general and administrative expenses in the nine months ended September 30, 2011 compared to the same period in 2010, largely due to increases in consulting expenses and, to a lesser extent, increases in corporate information technology costs, both of which are largely related to the planned launch of third generation networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash we raise in connection with external financings and cash flows from our operations. As of September 30, 2011, we had working capital, which is defined as total current assets less total current liabilities, of $1,702.5 million, a $465.4 million decrease compared to working capital of $2,167.9 million as of December 31, 2010. The decrease in working capital was primarily a result of the reclassification of $888.3 million of our 3.125% convertible notes, which will mature in June 2012, as a current portion of long-term debt, partially offset by about $735.6 million in net proceeds received from the issuance of our 7.625% senior notes in March 2011. As of September 30, 2011, our working capital includes $2,230.0 million in cash and cash equivalents, of which $190.7 million was held in currencies other than U.S. dollars, with 76% of that amount held in Mexican pesos. As of September 30, 2011, our working capital also includes $406.5 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

We recognized net income of $207.5 million for the nine months ended September 30, 2011 and a net loss of $2.8 million for the third quarter of 2011, compared to $242.5 million and $118.5 million for the nine and three months ended September 30, 2010. During the nine and three months ended September 30, 2011 and 2010, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

In March 2011, we issued senior notes with $750.0 million aggregate principal amount due at maturity that bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011. The notes will mature on April 1, 2021 when the entire principal amount will be due.

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction terms. The amount borrowed under the spectrum license financing is payable in six annual installments beginning in May 2014. Beginning June 1, 2011, interest accrues on the spectrum license financing at a rate of 1% per month. Interest is not required to be paid until May 2014. Beginning December 9, 2011 and annually thereafter, the payments will be adjusted for the Brazilian telecommunications industry inflation index.

In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will receive up to $375.0 million to finance infrastructure equipment and assist in the deployment of its third generation network in Mexico. This equipment financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. To date, we have not borrowed any amounts under this facility.

We expect our current sources of funding, including our cash, cash equivalent and investment balances, our new equipment financing facility in Mexico, committed financings and other anticipated future cash flows from our operations will together be sufficient to meet our funding needs to support our current business, our planned deployment of third generation networks in Brazil, Mexico, Peru and Chile and the repayment of our outstanding borrowings at their scheduled maturities. Nonetheless, we plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. To meet these goals, we expect to pursue various financing alternatives, including U.S. capital market transactions, as well as locally-based vendor and bank financing opportunities. We would need to obtain additional funding beyond our current sources to fund the deployment of a third generation network in Argentina if we are able to acquire spectrum licenses there.

Cash Flows

	Nine Months Ended September 30,
	2011	2010	Change
	(in thousands)
Cash and cash equivalents, beginning of period	$1,767,501	$2,504,064	$(736,563)
Net cash provided by operating activities	849,736	750,677	99,059
Net cash used in investing activities	(630,996)	(1,135,092)	504,096
Net cash provided by (used in) financing activities	274,496	(463,232)	737,728
Effect of exchange rate changes on cash and cash equivalents	(30,735)	9,660	(40,395)

Cash and cash equivalents, end of period	$2,230,002	$1,666,077	$563,925

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities:

Our operating activities provided us with $849.7 million of cash during the first nine months of 2011, a $99.1 million, or 13%, increase from the first nine months of 2010, primarily due to higher operating income resulting from our profitable growth strategy.

We used $631.0 million of cash in our investing activities during the first nine months of 2011, primarily due to $732.8 million in cash capital expenditures as described below and $99.9 million in payments for the purchase of licenses, the majority of which was related to the spectrum licenses Nextel Brazil was granted in June 2011, partially offset by $115.0 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, resulting from a reduction in our overall level of investments, and the return of $77.2 million in cash that secured performance bonds related to our spectrum acquisition in Chile.

We used $1,135.1 million of cash in our investing activities during the first nine months of 2010, primarily due to $571.5 million in net purchases of short- and long-term investments in both Brazil and at the corporate level and $506.4 million in cash capital expenditures as described below.

Our financing activities provided us with $274.5 million of cash during the first nine months of 2011, primarily due to $750.0 million in gross proceeds that we received from the issuance of our 7.625% senior notes, partially offset by the purchase of $211.7 million face amount of our 3.125% convertible notes, the repayment of $235.7 million under our syndicated loan facilities in Mexico, Brazil and Peru and debt financing costs related to our 7.625% senior notes. We used $463.2 million of cash in our financing activities during the nine months ended September 30, 2010, primarily due to $443.0 million in purchases of our 3.125% convertible notes and our 2.75% convertible notes, as well as repayments of our short-term borrowings in Brazil, partially offset by $80.0 million in borrowings under Nextel Peru’s syndicated loan facility and borrowings under our short-term financings in Brazil.

Future Capital Needs and Resources

Our business strategy contemplates the deployment of new third generation networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we have: commercially launched services using a WCDMA-based third generation network in Peru, including the development and launch of high performance push-to-talk services on that network, and taken steps to deploy new third generation networks in Brazil, Mexico and Chile, with plans to begin offering third generation services in all three of these markets in 2012. We have also substantially expanded the coverage of our iDEN network, particularly in Brazil. We expect our capital expenditures will increase significantly in the remainder of 2011, and in 2012 and 2013 as we invest in the deployment of our third generation networks.

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

Other than the purchase of our 3.125% convertible notes, Nextel Brazil’s spectrum license financing and the issuance of our 7.625% senior notes described above in the discussion of our capital resources, during the nine months ended September 30, 2011, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures.    Our capital expenditures, including capitalized interest, were $858.2 million for the nine months ended September 30, 2011 and $541.0 million for the nine months ended September 30, 2010. In both years, a substantial portion of our capital expenditures was invested in the expansion of the coverage and improvement of the quality and capacity of our iDEN networks in Brazil and Mexico, as well as for the deployment of our third generation networks in Peru (primarily in 2010) and in Brazil, Mexico and Chile (primarily in 2011).

Our business strategy contemplates the deployment of new third generation networks, as well as the ongoing expansion of the capacity and enhancement of the quality of our iDEN networks. Consistent with this strategy, we have deployed and launched services using a WCDMA-based third generation network in Peru and are in the process of deploying similar networks in Chile, Brazil and Mexico. In addition, we plan to participate in the spectrum auction that is expected to be conducted in Argentina, and if we are successful in acquiring spectrum in that auction, we plan to deploy a third generation network there consistent with applicable regulatory requirements and our business strategy. We have also made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. The purchase of spectrum and deployment of new third generation networks across our markets, as well as our expansion of the capacity and enhancement of the quality of our iDEN networks, will result in a significant increase in our capital expenditures throughout the remainder of 2011, and in 2012 and 2013, with the amount and timing of those additional capital expenditures dependent on, among other things, our business plans, the payment rules associated with the spectrum and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.

We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments, borrowings under vendor financing facilities, including our equipment financing facility in Mexico and proceeds from external financing sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

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

Future Outlook.    Our long-term business strategy contemplates the deployment of new third generation networks in Brazil, Mexico, Peru and Chile and the ongoing expansion of the capacity of our iDEN networks. We expect our capital expenditures will increase materially during the remainder of 2011, and in 2012 and 2013 as we invest in these networks. We expect our current cash, cash equivalents and investment balances, financing available under existing vendor financing facilities, including our equipment financing facility in Mexico, committed financings and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business, our planned deployment of third generation networks in Brazil, Mexico, Peru and Chile and the repayment of our outstanding borrowings at their scheduled maturities. However, we would need to obtain additional funding beyond our current sources to fund the deployment of a third generation network in Argentina if we are able to acquire spectrum licenses there.

The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness, including the remaining $888.3 million principal amount of our 3.125% convertible notes that mature in June 2012 and the $223.3 million currently outstanding under our syndicated loan facilities, most of which is due in the next three years.

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

•

the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of third generation networks in Brazil, Mexico and Chile;

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

•	if currency values in our markets depreciate relative to the U.S. dollar in a manner that is materially contrary to our expectations;

•	if economic conditions in any of our markets change;

•	if competitive practices in the mobile wireless telecommunications industry in certain of our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

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

Market conditions in debt and equity markets in the United States and global markets during 2008 and part of 2009 resulted in a substantial decline in the amount of funding available to corporate borrowers compared to prior periods as the global economic downturn affected both the availability and terms of financing. During the third quarter of 2011, there was a softening of global economic conditions, and markets also reflected an increase in volatility that we expect will continue for the remainder of the year. We anticipate that the conditions and related volatility in the capital markets could result in declines in the availability of funding similar to those experienced in 2008 and 2009, which could make it more difficult or more costly for us to raise additional capital in order to meet our future capital needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. For more information, see “Item 1A. Risk Factors” included in our annual report on Form 10-K.

Effect of New Accounting Standards

There were no new accounting standards issued during the nine months ended September 30, 2011 that materially impacted our condensed consolidated financial statements.

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

In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction terms. The amount borrowed under the spectrum license financing is payable in six annual installments beginning in May 2014. Beginning June 1, 2011, interest accrues on the spectrum license financing at a rate of 1% per month. Interest is not required to be paid until May 2014. Beginning December 9, 2011 and annually thereafter, the payments will be adjusted for the Brazilian telecommunications industry inflation index. Because the spectrum license financing is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.

In addition, in August and September 2011, we purchased $211.7 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $213.0 million, plus accrued interest.

Other than the purchase of our 3.125% convertible notes, Nextel Brazil’s spectrum license financing and the issuance of our 7.625% senior notes, during the nine months ended September 30, 2011, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company’s internal controls over financial reporting. The material weakness we identified, which is more fully described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2010, related to the failure of the controls in our Brazil operating segment over the communication and incorporation of changes in Brazilian value-added tax laws into our reporting procedures. The underlying factors contributing to the control failure related to insufficient staffing, documentation and training, and underinvestment in systems, resulting in inappropriate reliance on manual procedures. The remediation plan that we have developed and are following addresses both the specific areas of the financial close process related to the errors that were identified in 2010, as well as the underlying factors contributing to the errors.

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, management continued to make progress with regard to its remediation of the material weakness in our Brazil operating segment discussed in more detail above and in our quarterly report on Form 10-Q for the three months ended September 30, 2010. We have redesigned the areas of the financial close process related to the error identified in 2010, significantly increased our staffing levels, finalized documentation related to roles and responsibilities during the close process and provided training to facilitate our compliance with the ongoing and new procedures. We continue to develop and plan the implementation of system improvements that are expected to reduce our reliance on manual procedures. Because these system improvements are expected to be implemented early in 2012, we have also designed and implemented key controls, including additional validations and reviews performed on a monthly basis, to ensure the accuracy of our financial information until that time. We are currently testing these controls, and we plan to continue testing throughout the fourth quarter of 2011 and during our year-end financial close process. Based on the results of this testing, we will make a determination at year-end regarding the effectiveness of our remediation of the material weakness. Other than as noted above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 1A. Risk	Factors.

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 24, 2011.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1*	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings, Inc.

12.1*	Ratio of Earnings to Fixed Charges.

31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TERESA S. GENDRON
Teresa S. Gendron
Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date: November 7, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings, Inc.

12.1*	Ratio of Earnings to Fixed Charges.

31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Submitted electronically herewith.