Form 10-K
period 2011-12-31
NII HOLDINGS INC
filed 2012-02-23
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011: $7,219,756,614
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 17, 2012
Common Stock, $0.001 par value per share	171,181,916
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of customers who use our services to improve the productivity of their businesses and customers who make the individual decision to use our service for both professional and personal needs. Our customers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Brazil, Mexico, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes, lower wireline service penetration and the expanded coverage of wireless networks in these business centers encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on our 800 MHz spectrum holdings in all of our markets. Our current and planned third generation networks will utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone service;

•	Nextel Direct Connect® and International Direct Connect® service, which allows subscribers to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•
value-added services, including text messaging services; mobile internet services; e-mail services; location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the Android open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business customers improve their productivity; and

•	international roaming services.
As illustrated in the table below, as of December 31, 2011, our operating companies had a total of about 10.71 million handsets and other devices, including data cards, in commercial service, an increase of 1.68 million or 19% from December 31, 2010. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active customer accounts on our mobile networks in each of the listed countries.

	Handsets and Devices in Commercial Service
	As of December 31,
Country	2011	2010
	(in thousands)
Brazil	4,115	3,319
Mexico	3,696	3,361
Argentina	1,388	1,154
Peru (1)	1,435	1,128
Chile	78	65
Total	10,712	9,027
_______________________________________

(1)	Includes subscribers using both our iDEN and WCDMA networks.
We commercially launched our new WCDMA-based network in Peru in 2010 and are currently in the process of designing and building new WCDMA networks in Brazil, Chile and Mexico. We expect to begin offering services supported by these new networks in 2012.
Strategy
Our goal is to generate increased revenues and grow our subscriber base by providing differentiated wireless communications services that are valued by our customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•
focusing on higher value customer segments such as segments that comprise the small, medium and large business markets, as well as certain targeted consumer market segments that value our differentiated wireless communications services;

•
offering a broad array of differentiated services and devices that build upon and complement our Nextel Direct Connect® service, the long range walkie-talkie service that allows instantaneous communication at the touch of a button;

•	building on the strength of the unique positioning of the Nextel brand;

•	capitalizing on the effectiveness and efficiency of our focused and dedicated distribution channels; and

•	offering a superior customer experience.
In pursuit of this goal, we will expand our distribution and service channels to create more accessible and efficient ways for our customers to purchase our services and utilize our customer support teams.
We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless subscribers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made and will continue to make significant capital and other investments in 2012 and beyond as we pursue our plans to deploy new networks that utilize WCDMA technology. We also plan to expand our network coverage in certain geographic areas that we do not currently serve. While these investments are expected to increase our costs and impact our profitability in the near term, we believe that over the long term, they will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth. To continue to enhance our profitability, we are implementing changes in our business to support our planned growth and improve our cost structure, which includes updating several of our global information technology and related systems and processes and entering into new sourcing arrangements designed to reduce our costs.
We seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of balancing growth and profitability regardless of the competitive landscape. We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets and other devices offered, speed of data access and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets and other devices with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets and other devices are often important factors in a customer’s decision making process, we believe that the users who primarily make up our current customer base and the broader customer base we plan to pursue are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically. To address the competitive pressures we face in some of our markets, we have, among other things:

•
launched commercial campaigns offering handsets to new and existing customers at a lower cost and offering service plans with prices and terms that are more competitive, including hybrid, prepaid and control rate plans that incorporate a combination of postpaid services and prepaid characteristics after customers reach certain usage levels;

•
implemented customer retention programs that are focused on our high value customers that include lower priced plans that better fit the customers' needs and/or provide those customers with new handsets or other devices at reduced prices in exchange for the customers' commitment to extend the term of their service contracts;

•	expanded our distribution channels to make our services more widely accessible to a broader range of customers;

•
launched a new brand identity in each of our markets and at the corporate level, which we believe will enhance the recognition of our brand and unify our brand identity across our markets as we seek to expand our target market to include new customer segments; and

•	worked with our device suppliers to develop new handset models and features supported by both our iDEN networks and our new WCDMA networks, including Android-based devices and smartphones.
To enhance our service offerings, we are deploying new networks that utilize WCDMA technology. We believe that these new networks will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed internet access, will increase our network capacity and will reduce the costs of supporting the services we offer when compared to second generation and other previous generation technologies. We plan to continue to focus on our current high value subscriber base using the differentiated services that are or will be available on both our current and new networks and to expand our targeted customer base using the new handsets and devices, service offerings, applications and pricing plans made possible by our new networks.
Our overall strategy and the competitive conditions in the markets where we operate require that we have sufficient radio spectrum in the geographic areas in which we operate to support the services that we currently offer and may offer in the future. In particular, we must acquire rights to use spectrum that is compatible with and supports the WCDMA technology that we will use in our planned third generation networks.
Accordingly, we expect to pursue opportunities to acquire additional spectrum in the future to support the deployment of new networks and services, including through our participation in the spectrum auction that is expected to be conducted in Argentina in 2012. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase and their compatibility with our technology plans, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and fund the deployment of network or supporting technologies that are supported by the spectrum.
Our Products, Services and Solutions
We offer a wide range of wireless communications services and related subscriber equipment and a variety of service plans with different rate plan structures and bundles that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. We offer the following services that we believe reflect certain points of differentiation from those offered by our competitors:
1. Voice Services.  We offer traditional mobile telephony services with calling features that include voicemail, call waiting, call forwarding and three-way calling. Our voice services also include one of our key differentiators, Nextel Direct Connect®, the long-range walkie-talkie service that allows communication at the touch of a button. The Nextel Direct Connect service gives customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly.
In some of our markets, we also offer services that provide our customers with instant communication capabilities in a variety of other ways, including a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature, Direct Talk™, a service available on certain handsets that enables off-network walkie-talkie communication, and Desktop Dispatch, a service that allows users to send Direct Connect messages between Nextel handsets and any internet connected personal computer. We will continue to evaluate additional services and applications that utilize these instant communication capabilities on our iDEN and new WCDMA networks.
Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Nextel Direct Connect, we do not believe that the services that have been deployed by our competitors to date compare favorably with our service in terms of latency, quality, reliability or ease of use.
2. Wireless Data Services.  We offer a variety of wireless data services and solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere. Examples of these services include:

•
Internet Access. We offer our customers always-on connectivity to the internet directly from their device through mobile internet access, which combines the vast resources of the internet with convenient mobile content services. The recent launch of services on our new WCDMA network in Peru provides internet access at mobile broadband speeds supported by our WCDMA-enabled handsets, data air cards and other data access devices via our Internet Nextel® data services offer;

•	Messaging Services. We offer a range of messaging services, including SMS, multimedia messaging, or MMS services, and mobile email;

•
Business Solutions. Our data solutions, which are accessible via our wireless handsets, laptop computers and handheld computing devices, facilitate quick responses among workers in the field by streamlining operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real-time, locate devices using GPS technology. Our wireless business solutions are backed by customer support teams that help customers build, distribute and manage wireless applications to meet their unique business needs; and

•
Mobile Content and Applications. Our handsets support Java, which provides a standards-based programming environment that can support a broad array of specialized and differentiated applications, and many of our handsets incorporate the Android operating system, which provides an open environment for the distribution and support of hundreds of thousands of business and consumer applications and digital media content to meet the needs of a broad set of customers.

3. Roaming and International Calling Services.  We offer a number of traditional, as well as differentiated, international calling and roaming services to customers in our markets. First, we complement our standard international voice calling services with our International Direct Connect service, which allows our subscribers to communicate instantly across national borders to other Direct Connect subscribers in all of our markets. In addition, our subscribers can also use our International Direct Connect service to communicate with subscribers on iDEN networks operated by Sprint Nextel in the United States, TELUS subscribers in Canada and Intelfon subscribers in El Salvador. We also plan to implement network gateways designed to enable our customers to use our International Direct Connect service to communicate with subscribers of Sprint Nextel's QChat service in the United States and for those customers to communicate to our customers anywhere in Latin America.
We also offer our subscribers with iDEN-based handsets the ability to roam in areas in other countries served by our operating companies’ networks and by the iDEN networks operated by Sprint Nextel in the United States, TELUS in Canada and Intelfon in El Salvador.
In addition, we offer customers using our iDEN-based handsets the ability to roam on networks in other countries that operate using the global system for mobile communications, or GSM, standard and that operate using networks that are "reverse compatible" with GSM, including WCDMA networks. The availability of these services is subject to existing and anticipated agreements with the operators of those networks. Our customers can roam in about 90 countries in the world. We market these roaming capabilities as “Roaming International” and/or “Nextel Worldwidesm” service.
With the deployment of our new WCDMA network in Peru and our planned deployment of similar networks in our other markets, we have entered into, and plan to enter into, additional roaming arrangements with operators of compatible networks to allow our customers using services supported by our new networks to roam in countries around the world. The availability of these voice and data roaming services, which are expected to be more broadly available than iDEN roaming due to the wider adoption of network technologies that are compatible with WCDMA, is subject to reaching agreements with the operators of those networks.
Finally, we have entered into roaming arrangements with respect to traditional next generation voice and data services in

Chile that enable our customers to roam within Chile in areas where we do not offer network coverage. Our goal is to enter into similar national roaming agreements in Brazil and Mexico, although there is no guarantee we will be able to execute agreements to cover all or any of the areas in these countries where we do not have network coverage.
4. Wireless Devices. We offer our subscribers a broad array of wireless handsets including smartphones and feature phones capable of supporting our Nextel Direct Connect service on our iDEN-based network and plan to offer a similar range of handsets capable of supporting that service on our WCDMA-based networks. Our smartphone portfolio includes a variety of devices using both the Android and BlackBerry operating systems that enable our customers to access the internet on their handsets and include QWERTY keyboard and touch screen options. Additionally, we offer mobile broadband devices including data air cards and personal WiFi access devices, or MiFi, to our subscribers in Peru on our WCDMA network and plan to extend these offerings to subscribers in our other markets as we launch services on our WCDMA networks in those countries.
Our Networks and Wireless Technologies
Our existing and planned networks use two network technologies. We currently offer services supported by a network that utilizes WCDMA technology in Peru. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies. In addition, we are currently in the process of designing and building networks utilizing WCDMA technology in Brazil, Mexico and Chile. We expect to begin offering services supported by our new networks in these markets during 2012.
The following chart details our significant spectrum holdings in each of our markets in spectrum bands that support the WCDMA technology:

Country	Spectrum Band	Amount/Coverage
Brazil	1.9 GHz/2.1 GHz	20 MHz in 11 of 13 regions (includes all major metropolitan areas)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide
Additionally, we have significant spectrum holdings in the 800 MHz specialized mobile radio, or SMR, spectrum band that support our iDEN networks. Our 800 MHz holdings in each of our markets are as follows:

Country	Amount/Coverage (1)
Brazil	15 MHz nationwide weighted average
Mexico	20 MHz nationwide weighted average
Argentina	20 - 22 MHz nationwide weighted average
Peru	22 MHz nationwide weighted average
Chile	15 MHz nationwide weighted average
_______________________________________
(1) Weighted average coverage is a function of the population in each country, as well as the amount of spectrum. Spectrum amounts vary greatly across regions and cities.
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of things, including the actions of technology standards bodies, the technology decisions made by other wireless carriers, and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, Chile and Peru, our 800 MHz spectrum is non-contiguous and would not be expected to support the deployment of future technologies until a reconfiguration of the spectrum band to create contiguous spectrum is completed. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
In each of our markets, we currently offer services supported by networks that utilize the iDEN technology developed and designed by Motorola. The iDEN technology is a digital technology that is able to operate on non-contiguous spectrum frequencies and was previously usable only for two-way radio calls. The iDEN technology substantially increases the capacity of our existing spectrum channels and permits us to utilize our current holdings of SMR spectrum more efficiently.
Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum like ours and to offer a high performance walkie-talkie feature, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. The iDEN technology is also based on an earlier technology platform that is not capable of transmitting the volume of data at speeds that are supported by current technologies like WCDMA. In addition, the more limited worldwide deployment of the iDEN technology makes services offered on the iDEN network less attractive to customers who travel internationally because most of the iDEN handsets that we offer are not currently designed to roam onto non-iDEN wireless networks.
Motorola provides the iDEN network equipment and handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long term improvements to our networks. We expect Motorola to continue to be our sole source supplier of iDEN network infrastructure equipment and most of our iDEN handsets with the exception of BlackBerry® devices, which are manufactured by Research in Motion Limited, or RIM, and other specialized devices, and we expect to continue to rely on Motorola to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our iDEN networks. Motorola also provides integration services in connection with the deployment of our iDEN network elements. See “Item 1A. — Risk Factors — 7. Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.”
Because our planned third generation networks will utilize WCDMA technology, which is a more widely utilized standards-based platform, we believe that we will be able to purchase network equipment and subscriber handsets and other devices from a broader range of suppliers. To date, we have entered into agreements with Huawei to provide network equipment and with Huawei and Motorola to supply handsets and other devices that will support services on our new networks, and we expect to enter into agreements with additional vendors in the future. While we expect to capture some cost benefits from our transition to a more widely-used technology, our plans to continue to offer Direct Connect services as a key differentiator is expected to result in the cost of our handsets being somewhat higher than phones without that feature because they will not be produced in the same quantities as our competitors' more standard WCDMA handsets.
Network Implementation, Design and Construction
Our deployment of WCDMA-based networks that are not compatible with our existing iDEN-based networks requires us to pursue a network construction strategy that includes a substantially broader initial deployment of transmitter and receiver sites to support the initial launch of service that meets the coverage needs of our customers than would be the case if we were deploying a compatible technology that would allow more limited upgrades in specific markets. In addition, because we are deploying our new networks on spectrum that is at a higher frequency than the spectrum used for our iDEN networks, the propagation characteristics of that spectrum make it necessary for us to deploy significantly more sites to provide coverage that is comparable to our existing network coverage.
As we deploy our WCDMA-based networks, we seek to maximize our capital efficiencies by installing our next generation network sites on pre-existing iDEN towers when feasible. However, our commercial strategies, the factors described above and the coverage requirements associated with the spectrum licenses being utilized for those networks requires us to construct more transmitter and receiver sites in a shorter period of time and to identify and build sites that provide coverage that is competitive with the offerings of other carriers who have been building and expanding their network coverage using compatible network platforms for several years. As a result, we are more likely to encounter difficulties in acquiring necessary sites that can affect the quality of our services and the timing of our launch of those services.
Our network construction efforts incorporate frequency planning and a system design process that is focused on developing a network that will efficiently meet our coverage requirements and involves the selection of transmitter sites on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 3c. Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.” The preparation of each site, including grounding, ventilation, air conditioning and construction, as well as the installation and optimization of equipment, typically takes four months. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays. These delays can affect the quality or coverage of our services.
Sales and Distribution and Customer Care
We target customers who use our differentiated products and services in their businesses and individuals that have medium to high usage patterns, both of whom value our unique services, including our Nextel Direct Connect feature, and our high level of customer service. Consistent with our growth strategy and the expected capabilities of our new networks, we are expanding our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services we offer and plan to offer and the quality of our customer service. We use a variety of sales channels as part of our strategy to increase our customer base. These sales channels may include direct sales representatives, indirect sales agents, retail stores and kiosks and other customer convenient sales channels such as online purchasing. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local customer preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining customers in our targeted groups.
We employ direct sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on businesses that value our industry expertise and differentiated services, as well as our ability to develop tailored custom communications capabilities that meet the specific needs of these customers.
We also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers that solicit customers for our service and are generally paid through commissions. These dealers participate with our operating companies’ direct sales forces in varying degrees in pursuing each of our targeted customer groups.
Our sales channels also include distribution through customer-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. We utilize our website as a marketing tool that allows customers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions, and in some of our markets, we use online purchases as an additional sales channel to allow customers to purchase our services directly.
Our customer care organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services and encouraging our customers to expand their relationship with us. We believe that the customer support provided by our customer care organization has allowed us to achieve higher customer loyalty rates that are superior to those of many of our competitors and has provided us with a key competitive advantage.

We are currently implementing new systems across our markets that are designed to support our sales, marketing and customer management functions. These new systems are designed to efficiently support the expected growth in our subscriber base, as well as cost effectively attract and retain customers in our targeted groups.
Marketing
We are a full service provider of wireless services offering our customers packages of services and features that combine multiple communications services in one handset, including our differentiated Nextel Direct Connect, International Direct Connect and data services, which allow our customers to communicate more effectively and efficiently.
We offer a variety of pricing options and plans, including plans designed to combine features and services that meet the needs of the customers we serve and target. In most instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we also offer prepaid services as a means of attracting customers within our targeted base who may not meet our customer credit policies, who prefer the flexibility of paying for their service in advance, or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract. We also offer hybrid or controlled rate plans that incorporate a combination of postpaid services and prepaid characteristics after customers reach certain usage levels. As we move forward with our plans to expand our targeted customer base, we expect that we will expand our prepaid service offerings to meet the needs of our existing and potential customers. As a result, we expect that the number of our subscribers who purchase services under these prepaid plans will increase. Based on our experience in offering prepaid services and the experience of other carriers who have a substantially larger portion of their customer bases purchasing service under prepaid plans, including our competitors, we expect that the average revenue per subscriber for customers using prepaid plans will be at a lower level than we have experienced for customers under contract, and that the turnover for those customers will be higher. As a result, we will focus our efforts on designing those plans in a way that is competitive in the market while preserving overall profitability by reducing the costs of acquiring and serving those customers.
Although we market our services using traditional print, radio and television advertising, we also provide exposure to our brand and wireless services through various sponsorships. The goal of these initiatives, together with our other marketing initiatives, is to increase brand awareness in our targeted customer base.
Since our reorganization in 2002, we have offered services under the Nextel brand under a trademark granted by Nextel Communications, Inc., a subsidiary of Sprint Nextel Corporation. In September 2011, we launched a new brand identity in each of our markets and at the corporate level, which we believe will enhance the recognition of our brand and unify our brand identity across our markets as we seek to expand our target market to include new customer segments. In connection with the launch of this new brand identity, we signed an amended trademark agreement with Nextel Communications, Inc., which, among other things, approves our use of the new brand identity, provides us with greater flexibility in the use of the brand and implements other enhancements to our right to use the Nextel brand in our markets.
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
In the countries in which we operate, there are principally two other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and has significant operations in Brazil, Argentina, Peru and Chile; and

•	Telefonica Moviles, which has the largest wireless market share in Brazil, and has significant wireless operations in Mexico, Argentina, Peru and Chile.
We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi and Telecom Italia Mobile, or TIM, in Brazil and Argentina, Entel in Chile and Iusacell in Mexico.
Many of our competitors have a larger spectrum position than ours, including more spectrum that can be used to support a wide range of wireless technologies, and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and video telephony services. Although we do not believe that the push-to-talk services launched by our competitors offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors' current networks and their future deployments of new or upgraded technologies in their networks could enable them to implement new features and services that compete more effectively with our Direct Connect service and other differentiated services that we offer. Finally, because a number of our competitors operate or are affiliated with entities that provide wireline-based telecommunications services, they have the ability to offer a wider range of services, including bundles of wireline voice, high speed internet and wireless services that may be more attractive to some customers.
We compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our Direct Connect services that make it easier for them to communicate quickly and efficiently. We expect to continue to focus on this differentiated approach as we pursue our plans to extend our target market. Historically, our largest competitors have focused their marketing efforts on customers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently, those competitors have placed more emphasis on attracting postpaid customers within our target segments, which are considered the premium customer segments in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their customer service and customer care functions, which may minimize the value of the quality of our customer service as a point of differentiation and enable those competitors to compete more effectively with us. Although we believe that pricing is one of a number of important factors in potential customers’ purchase decisions, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. These competitors may also use those resources to deploy new services that could impact our ability to attract or retain customers. Because the iDEN technology has been adopted by fewer carriers worldwide and does not benefit from the scale of other more widely adopted technologies, the cost of our handsets tends to be higher relative to the comparable handsets offered by our competitors. In addition, because we plan to continue to use high performance push-to-talk service capabilities as a key differentiator, we expect that the cost of handsets capable of supporting those differentiated services on our third generation networks will be higher because they will not be produced at levels comparable with more standard WCDMA handsets. As a result, we must absorb a comparatively larger part of the cost of offering handsets to new and existing customers, which can place us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing customers. In recent years, the prices we have been able to charge for our handsets and services have declined as a result of intensified competition in many of our markets, including as a result of the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. We expect that this trend will continue in coming years. This increased competition may also affect our ability to attract and retain customers.
For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— Operating Companies.”
Regulation
The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses to use spectrum and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers, the rates charged by carriers to terminate calls not originated on their networks and the resale of wireless communications services, may be subject to regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the construction of transmitter and receiver sites by wireless carriers and on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations, or future judicial intervention in those countries could impact our business. These changes may, among other things:

•	affect the terms of interconnection arrangements that allow our customers to complete calls to our competitors’ customers, including the charges imposed for the completion of those calls;

•	establish restrictions that limit or otherwise affect the deployment of transmitter and receiver sites needed to support the coverage and capacity of our networks;

•	establish minimum network construction or coverage obligations that result in increased capital investments;

•	establish prices our operating companies are required to charge for their services; or

•	impose foreign ownership limitations on telecommunications providers that may affect our ability to own and operate our business.
In some of our markets, there is an increasing focus on more significant regulation of tower deployment, and local governments are adopting stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the transmitter and receiver sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers, result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. For example, in Chile, a nationwide law that would limit tower siting and impose height, co-location and camouflage requirements in certain locations, and impose outright bans on constructing new towers in other locations, is under consideration by the legislature and is expected to be passed in early 2012. For a more detailed description of the regulatory environment in each of the countries in which our operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— Operating Companies.”
Foreign Currency Controls and Dividends
In some of the countries in which we operate, the purchase and sale of foreign currency is subject to governmental control, which may impose formal or informal limitations on our ability to transfer funds out of those countries. Additionally, local law in some of these countries may limit the ability of our operating companies to declare and pay dividends. Local law may also impose a withholding tax in connection with certain intercompany agreements and the payment of dividends, or otherwise limit our operating companies' ability to make payments to upstream companies. Financing arrangements that we enter into at the local level may also limit our ability to pay dividends or other upstream payments. For a more detailed description of the foreign currency controls and dividend limitations and taxes in each of the countries in which our operating companies conduct business, see the “Foreign Currency Controls, Dividends and Tax Regulation” discussion for each of those operating companies under “— Operating Companies.”
Operating Companies

1.	Brazil
Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides wireless services in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, in areas in the northeast region of Brazil, including Salvador, Fortaleza and Recife, as well as in

Vitoria, which is in the southeast region of Brazil and along related transportation corridors and in a number of smaller markets. As of December 31, 2011, Nextel Brazil provided service to 4,115,300 handsets, which we estimate to be about 2% of the total mobile handsets and other devices in commercial service in Brazil.
Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2011, Nextel Brazil had 6,076 employees.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the regions north and northeast of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil plans to use the 1.9/2.1 GHz spectrum to support a new network that will utilize WCDMA technology and the 1.8 GHz spectrum to support its long-term strategy. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes.
Competition.  Nextel Brazil competes with cellular and personal communications services, or PCS, providers. The largest competitors are Vivo, which is owned by Spain's Telefonica and has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro; Telecom Americas, which owns Claro and is controlled by Mexico's America Movil; Telecom Italia Mobile, a subsidiary of Italy's Telecom Italia; and TNL PCS S.A., a subsidiary of Telemar Norte Leste, Brazil’s largest wireline incumbent, that offers its services under the brand name “Oi.” Portugal Telecom, which has historically held significant equity stakes in telecommunications providers in Brazil including until recently a significant equity interest in Vivo, now holds a substantial equity interest in Telemar Norte Leste. Nextel Brazil also competes with other regional cellular and wireless operators, the largest of whom have launched and offer services supported by a third generation network.
We believe that the most important factors upon which Nextel Brazil competes are the quality of our customer service and network, recognition of our brand and our differentiated services, including our Direct Connect service. While its competition generally targets the prepaid market and competes on the basis of price, Nextel Brazil primarily targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with the quality of the customer care and service they receive. Nextel Brazil’s focus on the quality of its customer service and care is an important component of our strategy to attract and retain customers within our targeted customer groups. Substantially all of our subscribers in Brazil purchase our services on a postpaid basis pursuant to contracts that provide for recurring monthly payments for services over a specified term. Nextel Brazil’s competitors compete aggressively, and Nextel Brazil is in the process of building a WCDMA-based network that will enable it to continue to offer its differentiated Direct Connect service as well as a more competitive portfolio of applications and services that will be supported by the new network. We expect to continue to experience intense competitive conditions in Brazil that have made it, and that are expected to continue to make it, more difficult and costly for Nextel Brazil to attract new customers and retain its existing customers.
Regulatory and Legal Overview.
SMR Operation. Prior to 2000, the Brazilian telecommunications regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide mobile services to all potential customer groups. With the changes to the Brazilian regulations enacted by Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as Anatel, in 2000 and in subsequent years, Brazil began opening its markets to wider competition in the mobile wireless communications market where we operate.
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
Under the rules adopted by Anatel relating to interconnection charges, we have negotiated agreements for our SMR operation with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays charges, which are required to be paid to mobile operators in Brazil for termination of calls on their networks, are based on rates that are substantially higher than the mobile termination rates that apply in our other markets. Because Nextel Brazil's customer base is smaller than those of its competitors and its customers tend to make a higher number of calls terminating on other carriers' networks, these higher mobile termination rates result in substantial charges relating to the "off net" termination of calls by our customers. To partially address this, the calling party pays structure adopted by Anatel permits Nextel Brazil to compensate other mobile operators for calls terminated on their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “bill and keep.” Since their adoption, these regulations have resulted in significant cost savings to Nextel Brazil. Finally, Anatel recently announced plans to reevaluate the current methodology used to determine mobile termination rates in the calling party pays structure, including the possibility of implementing a cost-based structure that would be expected to result in a substantial reduction in the charges paid by Nextel Brazil to terminate calls on other mobile carriers’ networks. It is uncertain if or when any such changes will be adopted and if such a change would affect the current partial bill and keep payment structure that applies only to the settlement of mobile termination charges between SMR and PCS mobile services.
Nextel Brazil has, from time to time, been the target of complaints filed with the Brazilian regulatory authorities by one or more of our competitors in which our competitors seek to challenge the manner in which we conduct business, and certain competitors have also petitioned the Brazilian regulators seeking changes to the regulations applicable to our operations in an effort to make it more difficult or costly for us to operate. In this regard, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras Celulares, or ACEL, filed a lawsuit against Anatel to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers under the calling party pays structure in Brazil. Because the lawsuit against Anatel would interfere with the regulation as it relates to Nextel Brazil, Nextel Brazil was also summoned to join the lawsuit as a co-defendant. Because the current settlement process results in a significant reduction in our overall interconnection charges, our competitors have sought changes to these processes in order to increase our payments for call terminations. The court recently ruled against ACEL, thereby preserving the bill and keep rule currently favoring SMR operators like Nextel Brazil, as regulated by Anatel. ACEL has appealed this decision, and the case will be reviewed by a higher court. We anticipate that our competitors may initiate other proceedings challenging the partial bill and keep settlement process. If Anatel eliminates this settlement process or modifies it to increase the amounts we pay to terminate calls, those actions could have an adverse effect on the costs we incur to operate, which could adversely affect the results of our SMR operations.
PCS Operation. Nextel Brazil was the successful bidder for spectrum in the areas covered by 11 of the 13 auction lots offered in the 1.9/2.1 GHz spectrum auction completed in late 2010. These areas include approximately 98% of the Brazilian population. Nextel Brazil expects to launch its PCS operation on a new WCDMA network in 2012. The rules require that Nextel Brazil’s services comply with start-up terms and minimum service availability and quality requirements detailed in the regulations. The rules also require Nextel Brazil to meet specified network coverage construction requirements within certain time frames. Failure to meet Anatel’s requirements may result in enforcement of the performance bonds related to the licenses, forfeiture of the channels and revocation of licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.
Nextel Brazil is currently negotiating interconnection agreements with all significant fixed line and wireless operators for its PCS operation. Those agreements will fall under Anatel's new methodology for determining mobile termination rates in the calling party pays structure. The current procedure for setting interconnection fees provides that operators are free to negotiate. If they fail to reach an agreement, Anatel will arbitrate the value of the interconnection fee. There is currently no official partial bill and keep payment rule or any similar benefit for the calling party pays fees paid and received by PCS entrants or operators that do not hold significant market power. However, PCS regulation allows Anatel to set protective measures to compensate asymmetries between operators. It is uncertain if such protective measures will be applied to Nextel Brazil. As a result, the costs associated with calling party pays charges for services originating on our new WCDMA network are expected to be higher than the comparable costs for services originating on our iDEN network.
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
The Nextel Brazil subsidiaries through which any dividend is expected to flow have applied to the Brazilian Central Bank for registration of their investments. We intend to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the exchange market.
Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest on foreign loans is generally subject to a 15% withholding tax. The entry of funds into Brazil as a foreign loan is subject to a 6% foreign exchange transaction, or IOF, tax, except if the average repayment term of the loan is more than

720 days, in which case the IOF tax will be fully exempted. The first possible date of exercise for put or call provisions established on the foreign loan will be considered the date of effective repayment of the loan. Interest and payments of principal on foreign loans are currently exempted from the IOF tax.

2.	Mexico
Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2011, Nextel Mexico had 5,206 employees.
Nextel Mexico provides wireless services in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2011, Nextel Mexico provided service to 3,695,400 handsets, which we estimate to be about 4% of the total mobile handsets and other mobile devices in commercial service in Mexico.
Competition.  Nextel Mexico’s wireless network competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Telcel, which is the largest provider of wireless services in Mexico; Movistar, which is owned by Telefonica; and with Iusacell and Unefon, both of which are currently controlled by Grupo Iusacell.
We believe that the most important factors upon which Nextel Mexico competes are the quality of our customer service and network, recognition of our brand and our differentiated services, including our Direct Connect service. Nextel Mexico’s competitors compete aggressively, and all three of its largest competitors now offer services supported by a WCDMA based network in a significant portion of their coverage areas. Nextel Mexico is in the process of building a WCDMA network that will enable it to continue to offer its differentiated Direct Connect service as well as a more competitive portfolio of applications and services that will be supported by the new network. We expect to continue to experience intense competitive conditions in Mexico that have made it, and that are expected to continue to make it, more difficult for Nextel Mexico to attract new customers and retain its existing customers.
Regulatory and Legal Overview.  The Secretary of Communications and Transportation of Mexico, or the SCT, regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission oversees specific aspects of the telecommunications industry on behalf of the SCT.
The current telecommunications law restricts foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which has no such restriction. Some of the licenses held by Nextel Mexico prior to 2000 were originally granted under the old telecommunications law and are not subject to the 49% foreign ownership limitation.
Other than the licenses described below, licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, S.A. de C.V., or Inversiones Nextel, a corporation with a capital structure known under applicable corporate law as “neutral stock,” and in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares, or through Delta Comunicaciones Digitales, S. de R.L. de C.V., or Delta Comunicaciones, a subsidiary of Inversiones Nextel. The remaining 51% of the voting shares in Inversiones Nextel, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish governance controls and transfer restrictions that are designed to protect Nextel Mexico’s interests.
In March 2009, Inversiones Nextel obtained authorization from the SCT to provide mobile and fixed wireless access, including telephone services in the 800 MHz band within Mexico. In December 2009, Inversiones Nextel and Delta Comunicaciones received authorization to provide these services in some of Mexico’s largest cities, including Mexico City. Between December 2009 and April 2010, 19 SMR licenses were renewed by the SCT, which included authorization to provide mobile and fixed wireless access services. Nextel Mexico still has 12 authorizations that are pending renewal. Although Nextel Mexico expects that these renewals will be granted, there is no guarantee that such renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business.
Operadora de Comunicaciones, S.A. de C.V., or Opcom, is an indirect subsidiary of Nextel Mexico that holds licenses to provide mobile and fixed wireless access, including telephone services, and is entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. Opcom has executed local-to-local interconnection agreements with a number of local carriers; local-to-mobile interconnection agreements with Telmex, which acts as a transit provider between all of the mobile networks in Mexico, Axtel, Alestra, Maxcom and others, in which Opcom is considered to be the mobile carrier; and local-to-mobile and mobile-to-mobile interconnection agreements with Telcel, Telefonica, Iusacell and Unefon. Inversiones Nextel is currently utilizing Opcom’s interconnection with other carriers in Mexico in order to provide its services.
The rates paid by Nextel Mexico to terminate calls on other carriers’ networks are negotiated between the parties, subject to the right of carriers to submit disputes to the Mexican Federal Commission of Telecommunications, or Cofetel, for resolution in instances where the carriers are unable to agree on the rates or other terms. On December 31, 2010, the agreements between Nextel Mexico and its mobile competitors that established the applicable rate for mobile termination expired. In May 2011, Cofetel ordered a reduction in the mobile termination rates, retroactive to January 1, 2011.
Nextel Mexico has entered into agreements with Telcel and most of the fixed operators calling for reduced mobile termination rates for 2011 consistent with the Cofetel's order, and agreements calling for further mobile termination rate reductions in 2012 through 2014. Iusacell and Unefon have agreed to the reduced mobile termination rates for 2011, but have not agreed to either extend the current mobile termination rates or to further reductions of mobile termination rates in subsequent years. Telefonica has refused to agree to any reductions in mobile termination rates including reductions consistent with the Cofetel's order, and it has an administrative appeal for review against Cofetel's decision.
As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico, NII Digital, S. de R.L de C.V., or NII Digital, was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010. Nextel Mexico plans to use this spectrum to support the deployment of a new network based on WCDMA technology. Nextel Mexico began offering limited services on this new network in certain cities in Mexico in 2011 and expects to begin offering services more widely in 2012.
Foreign Currency Controls, Dividends and Tax Regulation.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Dividends paid out of Nextel Mexico’s accumulated taxable income are not subject to withholding tax; a tax of up to 43% is imposed on Nextel Mexico if it pays dividends in excess of this amount. This tax may be creditable against Nextel Mexico’s future tax liability. A 15% withholding tax applies to interest paid by Nextel Mexico to NII or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its U.S. subsidiaries to Nextel Mexico.
Effective January 1, 2010, the Mexican government modified the corporate tax rate to 30% for the years 2010 through 2012, 29% for 2013 and 28% for 2014 and subsequent years. Dividends paid in excess of the accumulated taxable income are subject to a tax of up to 43% for 2010 to 2012, 41% for 2013 and 39% for 2014. In addition, effective January 1, 2010, the Mexican government imposed a new tax of 3% of invoiced charges for telecommunications services. This telecommunications tax is applicable to all telecommunications services provided by Nextel Mexico, with the exception of internet services and interconnection services between local and foreign carriers. The Mexican government also approved tax legislation, effective January 1, 2010, which increases the value added tax rate to 11% in border regions and to 16% in non-border regions.

3.	Argentina
Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides wireless services in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2011, Nextel Argentina provided service to 1,388,200 handsets, which we estimate to be about 2% of the total mobile handsets and other mobile devices in commercial service in Argentina.
Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and numerous branches in the Buenos Aires area. As of December 31, 2011, Nextel Argentina had 1,569 employees.
Competition.  Nextel Argentina competes with Movistar, which is controlled by Telefonica, Claro, which is controlled by America Movil, and Personal, which is a joint venture controlled by Telecom Italia. Each of these companies holds several telecommunications licenses, which allow them to provide a variety of services, including mobile voice and data communications throughout Argentina. Nextel Argentina's competitors compete aggressively, and all three of the established mobile telephone service providers now offer services supported by a WCDMA-based network in a significant portion of their coverage areas. If we are successful in acquiring the spectrum necessary to launch a WCDMA-based network in Argentina in the upcoming auctions described below, Nextel Argentina plans to compete with these offerings using its new WCDMA network to offer the differentiated Direct Connect service and a competitive portfolio of voice and data applications and services.
We believe that the most important factors upon which Nextel Argentina competes are the quality of our customer service and network, brand recognition and our differentiated services, including our Direct Connect service. While its competition generally targets the mass market, Nextel Argentina primarily targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with the quality of customer care and service they receive.
Regulatory and Legal Overview.  The Comision Nacional de Comunicaciones, referred to as the CNC, the Secretary of Communications, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the telecommunications industry. Licenses and spectrum authorizations granted in Argentina may not be transferred or assigned without the regulators' authorization.

Under its licenses, Nextel Argentina is authorized to offer any and all types of telecommunications services and is free to choose the geographic area, technology and network architecture it uses to provide those services. Nextel Argentina is deemed to have registered SMR services, paging, data transmission and other value added services, as well as long distance telephony. Service fees are not regulated and may be freely established by Nextel Argentina.
The use of the SMR spectrum used by Nextel Argentina in support of its services is subject to the prior granting of an authorization to use that spectrum in a specified, limited geographical area. SMR authorizations granted through the year 2000 have an indefinite term, and those granted beginning in 2001 expire after a 10-year term. Nextel Argentina holds licenses to use 1,815 channels, including those covering the major business markets areas, with indefinite terms, and 1,760 channels with 10-year terms, mostly in smaller markets. SMR authorizations are subject to service launch and subscriber loading requirements. We believe that Nextel Argentina has met all material requirements.
SMR service providers are assured interconnection with other operators’ networks, including the public switched telephone network, on a nondiscriminatory basis. Interconnection terms and prices are freely negotiated between the parties, although the regulations include guidelines that are generally followed in practice and can be imposed by the Secretary of Communications if an agreement between the parties is not reached. All interconnection agreements entered into must be registered with the CNC. Additional requirements are imposed or may be imposed on all dominant carriers to avoid monopolization and ensure competition in the Argentine telecommunications market. Nextel Argentina provides services to its subscribers that allow calls to be completed on other carriers’ networks under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. Nextel Argentina has also implemented a calling party pays program with the fixed line carriers with whom it interconnects under which Nextel Argentina is compensated at agreed rates for calls made to its subscribers from fixed line networks for those subscribers who purchase our services under calling party pays rate plans. Charges recovered by Nextel Argentina for calling party pays calls originated on fixed lines depend on a reference price set periodically by the Minister of Federal Planning, Public Investments and Services. Effective January 1, 2011, Nextel Argentina renegotiated its mobile-to-mobile calling party pays agreements with the mobile carriers with whom it interconnects, which ended its previous dispute regarding mobile calling party pay rates.
The Argentine government recently made a formal announcement of its intent to conduct spectrum auctions in March 2012. These auctions will include spectrum suitable for use to support a third generation network. Nextel Argentina plans to participate in these auctions and intends to use any spectrum it acquires to support a new WCDMA network that will enable it to continue to offer its differentiated Direct Connect service as well as a more competitive portfolio of applications and services that will be supported by the new network.
Foreign Currency Controls, Dividends and Tax Regulation.  On January 6, 2002, an Argentine emergency law became effective, and the government formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law has been extended through December 31, 2013 by the passing of a subsequent law on December 28, 2011.
The Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, there are specific guidelines that must be complied with in order to make any repayment of principal or interest to foreign creditors. According to such regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. From time to time, the Argentine Central Bank and other authorities in Argentina have used these formal and informal requirements to limit the convertibility of currency and our ability to repatriate capital from Nextel Argentina to its parent companies.
On June 9, 2005, the Federal Executive Power issued a decree that introduced certain requirements surrounding the transfer of funds to and from Argentina and created a mandatory deposit of 30% of the funds transferred to Argentina. This decree provides that, under certain circumstances, both Argentinean and non-Argentinean residents transferring funds from abroad to Argentina are obligated to make a 365-day registered non-transferable non-interest bearing cash deposit equal to 30% of the funds transferred by them to Argentina. Among others, foreign direct investment and subscription of primary issuances of debt or cash securities with public offering in the capital or stock markets are exempt from such restricted deposit requirement.
Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as reported in the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles and duly approved by the shareholders meeting. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the accumulated profits computed for income tax purposes as of the financial year preceding the date of the distribution of such dividends. If dividends are paid in this manner, a 35% withholding tax applies on the amount of the surplus. A withholding tax of 35% applies to interest paid by Nextel Argentina to NII Holdings or any of its U.S. subsidiaries with respect to intercompany loans made by NII Holdings or its U.S. subsidiaries to Nextel Argentina.

4.	Peru
Operating Company Overview.  We refer to our wholly-owned Peruvian operating company, Nextel del Peru S.A., as Nextel Peru. Nextel Peru provides wireless services in major business centers, including Arequipa, Chiclayo, Chimbote, Cuzco, Ica, Lima, Piura, Tacna, Trujillo and Puno and along related transportation corridors.
As of December 31, 2011, Nextel Peru provided service to 1,434,800 handsets and other devices, including devices supported by Nextel Peru’s iDEN network and its recently launched WCDMA network. We estimate that these handsets and devices represent about 5% of the total mobile handsets and other mobile devices in commercial service in Peru.
Nextel Peru is headquartered in Lima. As of December 31, 2011, Nextel Peru had 1,519 employees.
In July 2007, Nextel Peru was awarded a nationwide license of 35 MHz of 1.9 GHz spectrum through an auction process carried out by the Peruvian government. In late 2009 and early 2010, we began offering commercial services utilizing the WCDMA-based network we deployed on this spectrum. The license relating to the 1.9 GHz spectrum requires Nextel Peru to deploy a new network using the license spectrum within specified timeframes throughout Peru. We believe that our WCDMA network satisfies these network construction and coverage requirements. The license also requires us to reach a specified minimum subscriber loading level by mid-2013.
Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including Movistar, which is controlled by Telefonica, and Claro, which is controlled by America Movil. Both Movistar and Claro provide nationwide coverage. In 2011, Vietnam's Viettel Group was awarded 25 MHz of 1.9 GHz spectrum. Upon the launch of its commercial service, which is expected in 2012, Viettel will become the fourth mobile operator in Peru.
Nextel Peru targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns. Nextel Peru also offers a number of prepaid and hybrid service plans as part of our effort to target a wider range of potential customers including customers who are unable to satisfy the credit standards that apply to customers purchasing our post-paid services. We believe that the most important factors upon which Nextel Peru competes are the quality of our customer service and network, brand recognition and our differentiated services, including our Direct Connect service.
During 2011, Nextel Peru launched a number of services supported by its new WCDMA network including its differentiated Direct Connect service and a broader portfolio of applications and services. Following the initial launch of the Direct Connect service, we identified some issues relating to the voice quality and fidelity of certain types of Direct Connect calls, particularly in instances where those calls originate on the new WCDMA network and are completed on Nextel Peru's iDEN network. While we believe that these issues are not unusual for a new service and can be resolved, the ongoing efforts to address these performance issues have delayed the more aggressive marketing of our Direct Connect service on the new network. Because our Direct Connect service is a key point of differentiation from the services offered by our competitors, this could affect our ability to add new customers to our new network until these performance issues are addressed.
Regulatory and Legal Overview.  The Organismo Supervisor de Inversion Privada en Telecomunicaciones of Peru, known as OSIPTEL, and the Ministry of Transportation and Communications of Peru, referred to as the Peruvian Ministry of Communications, regulate the telecommunications industry in Peru. OSIPTEL oversees private investments and competition in the telecommunications industry.
In Peru, wireless service providers, are granted 20-year licenses that may be renewed for an additional 20-year term, subject to compliance with the terms of the licenses. Licenses may be revoked before their expiration for material violations of applicable regulatory and license requirements. Licensees must also comply with a minimum expansion plan that establishes the minimum loading and coverage requirements for the licensees, as well as spectrum targets under the licenses. Nextel Peru is currently in compliance with its license obligations.
Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the applicable regulations and procedures issued by OSIPTEL, which specify the rates to be charged for these services including the rates to be charged for the termination of calls on each mobile carrier's network. Nextel Peru is presently interconnected with all major telecommunications operators in Peru. In August 2010, OSIPTEL adopted regulations that will result in savings in interconnect rates Nextel Peru pays to other mobile carriers over a four-year period ending on September 30, 2014. In December 2011, OSIPTEL established caps on the rates that are payable by fixed network operators for terminating calls on mobile carriers' networks at levels equivalent to the mobile termination rates applicable to mobile-to-mobile calls. This change, which replaced the prior structure in which those rates were freely set by mobile operators, is expected to result in a reduction in Nextel Peru's fixed-to-mobile income.
Foreign Currency Controls, Dividends and Tax Regulation.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On September 21, 2007, we entered into a legal stability agreement with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, our $166.5 million investment in Nextel Peru. This agreement has a 20-year term and is effective until September 20, 2027.
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
Operating Companies Overview.  We refer to our wholly-owned Chilean operating company, Nextel S.A., as Nextel Chile. Nextel Chile currently provides iDEN-based wireless services in Santiago, Valparaiso and Vina del Mar, along related transportation corridors and on a limited basis in San Antonio, Rancagua, Melipilla, Talagante, San Felipe, Concepcion and Antofagasta. As of December 31, 2011, Nextel Chile provided services to 78,300 handsets.
Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2011, Nextel Chile had 561 employees.
In late 2009, Nextel Chile participated in the auctions of third generation spectrum in Chile and was awarded 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands throughout Chile. We are in the process of deploying a new network that utilizes WCDMA technology using that spectrum and have been advised by the Chilean regulatory authorities that we have satisfied the minimum network construction requirements of the spectrum license. Nextel Chile expects to begin providing service offerings on this new network in 2012.
Competition.  The three established mobile telephone service providers, Entel Chile, Movistar, which is controlled by Telefonica and Claro, which is controlled by America Movil, provide services throughout Chile that compete with Nextel Chile’s wireless services. Because it is a smaller operator in the market with a limited number of subscribers, Nextel Chile believes that the recent implementation of number portability in January 2012, combined with its planned launch of services on its WCDMA network, may enable it to compete more effectively by reducing the practical barriers that would otherwise arise if customers were required to change their phone numbers when moving between carriers.
Regulatory and Legal Overview.  The main regulatory agency of the Chilean telecommunications sector is the Ministry of Transportation and Telecommunications (the Ministry), which acts primarily through the Undersecretary of Telecommunications (the Undersecretary).
Telecommunications licenses granted by the Chilean regulatory authorities are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more licenses for the provision of the same service on the same location, except where technical limitations exist. Licenses for the provision of public telecommunications services are generally granted for a 30-year period and may be renewed for additional 30-year periods if requested by the licensee.
In Chile, licensees of public telecommunications services and long distance telephony services are required by law to establish and accept interconnection with each other in accordance with regulations adopted by the Chilean regulatory authorities. Additionally, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks are also able to request the assignment of specific numbering blocks for their subscribers. Our operating companies have been granted numbering blocks and are currently interconnected to the public switched telephone network.
The fees and tariffs charged by a telecommunications licensee to other licensees for services rendered through interconnection, including access fees, are determined and established by the regulatory authorities in accordance with a tariff-setting procedure based upon, among other things, the cost structure, including expansion plans, of an efficient licensee, as set forth in the General Telecommunications Law. The regulatory authorities periodically establish the tariff for access to the networks of our three primary competitors in Chile including the charges for terminating calls on those competitors' networks. The most recent determination of those rates became effective in January 2009. Tariffs for interconnection costs associated with Nextel Chile's iDEN services were fixed in September 2011, and the interconnection costs for calls terminating on Nextel Chile's WCDMA network services have not yet been determined.
The legislature in Chile is expected to pass a nationwide law in early 2012 that would limit tower siting and impose height, co-location and camouflage requirements in certain locations, and impose outright bans on constructing new towers in other locations. If passed, the new law could impact our business strategies and cause us to incur unplanned costs; require the elimination of existing towers, which could negatively impact the performance of both our iDEN and WCDMA networks; delay the planned build out of our WCDMA-based network; and impose new and onerous taxes and fees.
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
Foreign investments are subject to regulations in Chile that impose certain requirements that affect the repatriation of those investments. The investment of capital exceeding $10,000 in Chile and the repatriation of the investment and its profits must be carried out under applicable law. Foreign funds registered under certain regimes provide specified guarantees with respect to the ability to repatriate funds and the stability of the applicable tax regime and permit foreign investors to access the formal exchange market to repatriate their investments and profits. Although the foreign investment regulations may permit foreign investors to access the formal exchange market to repatriate their investments and profits, they do not guarantee that foreign currency will be available in the market.
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
Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations, such as our Chilean operating companies, must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by publicly traded stock corporations apply. In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions. As a general rule, any dividend paid by Nextel Chile to its foreign shareholders will be subject to a 35% withholding tax rate, reduced by a tax credit to recognize the 17% corporate tax paid by Nextel Chile on the income distributed or remitted abroad. As a general rule, a 35% withholding tax applies to interest paid by Nextel Chile to NII Holdings or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its U.S. subsidiaries to Nextel Chile.
On July 31, 2010, a temporary increase in the Chilean corporate income tax rate was published. The 17% corporate tax rate was increased to 20% for 2011, adjusted to 18.5% for 2012 and will revert back to 17% for 2013 and thereafter.
Employees
As of December 31, 2011, we had about 15,300 employees. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers all of its employees and expires on September 30, 2012. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2011, none of Nextel Mexico’s employees have chosen to participate under these agreements. Except for these agreements with our subsidiaries in Brazil and Mexico, neither we nor any of our other operating companies is a party to any collective bargaining agreement, although certain of our operating companies are subject to employment statutes and regulations that establish arrangements that are similar in substance to collective bargaining agreements. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.

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
We also provide public access to our code of ethics, entitled the NII Holdings, Inc. Code of Business Conduct and Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Finance Committee. The Code of Business Conduct and Ethics and committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of any of these documents free of charge by writing to: NII Holdings Investor Relations, 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. If a provision of our Code of Business Conduct and Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Business Conduct and Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

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
Our business involves selling wireless communications services to subscribers, and as a result, our economic success is based on our ability to attract new subscribers and retain current subscribers. Our success will depend on the ability of our operating companies to compete effectively with other telecommunications services providers, including other wireless telecommunications companies and providers of fixed wireline services, in the markets in which they operate. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry in our markets, including the availability of new services, features and technologies; changes in consumer preferences, demographic trends and economic conditions; and our competitors' pricing strategies.

a.
The wireless industries in our markets are highly competitive, making it difficult for us to attract and retain customers. If we are unable to attract and retain customers, our financial performance will be impaired.

Competition among telecommunications service providers in our markets is intense as multiple carriers seek to attract and retain customers. Some of the factors contributing to this competitive environment include a higher relative penetration of wireless services in our markets, which drives more aggressive competition as competitors seek to attract and retain customers that support the growth of their businesses in a more saturated market, the development and availability of new products and services, including services supported by new technologies, and the entry of new competitors. We also expect the current consolidation trend in the wireless industry to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in larger competitors with greater financial, technical, promotional and other resources to compete with our businesses. In addition, as we expand our marketing and sales focus to include a larger segment of high value consumers, we will be increasingly seeking to attract the same customers as our competitors, many of which are larger companies with more extensive networks, financial resources and benefits of scale that allow them to spend more money on marketing and advertising than us and to exploit scale advantages that allow them to offer products and services at a lower cost.
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
We anticipate that competition will lead to continued significant advertising and promotional spending, as well as continued pressure on prices for services, handsets and other devices. In addition, number portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been implemented in all of our markets, making it easier for wireless providers to effectively target and attract their competitors' customers. These developments and actions by our competitors could negatively impact our operating results and our ability to attract and retain customers. These competitive conditions may also require that we incur increased costs such as higher sales commissions or handset subsidies as we add new customers, which may reduce our profitability even while customer growth continues. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could decline.

b.
If we do not keep pace with rapid technological changes, including a failure to complete the deployment of our third generation networks and new technology that supports services on these networks, we may not be able to attract and retain customers.

The wireless telecommunications industry is experiencing significant technological change. For example, competitors in each of our markets have launched new or upgraded networks that are designed to support services that use high speed data transmission capabilities, including internet access and video telephony, and some of our competitors have announced testing of new network technologies that could provide further enhancements to data speed and capacity in our markets. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of our current level of service, thereby making the services we offer less competitive.
The 800 MHz spectrum that our operating companies are licensed to use is non-contiguous while the technology platforms that are currently available, including the WCDMA technology, operate only on contiguous spectrum. While in Brazil, Mexico, Chile and Peru we have rights to use spectrum that is contiguous and supports our existing and planned WCDMA networks, we have only recently launched services supported by such a new network in Peru and are still in the process of deploying these networks in Brazil, Mexico and Chile. This gives our competitors a significant time-to-market advantage in which they can offer new applications and services that are supported by their networks, but that we will not be able to offer until our new networks are available. In addition, in Argentina, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology, which could make it more difficult or impossible for us to deploy a WCDMA network in Argentina. The successful deployment of our WCDMA-based networks is a critical step in keeping pace with technological change and is necessary in order for us to continue to offer competitive services. If we are unable to deploy our WCDMA-based networks in a timely manner or at all, we will be less able to compete effectively and could lose customers to our competitors. For more information, see "2a. We may be limited in our ability to grow unless we successfully deploy our WCDMA networks and expand network capacity."

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
Our iDEN networks utilize a proprietary technology developed and designed by Motorola that relies solely on the efforts of Motorola and any current or future licensees of this technology for product development and innovation. Additionally, Motorola is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. In contrast, all of our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and WCDMA, which are substantially more widely used technologies than iDEN, are available from a significant number of suppliers and are produced in much larger quantities for a worldwide base of customers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment than are available to us for handsets and infrastructure used to provide services on our iDEN network. In addition, because we plan to continue to offer our Direct Connect services as a key differentiator and as part of the services supported by our planned WCDMA networks, we expect that the cost of handsets capable of supporting those differentiated services will be higher even when they are supported by the more widely used WCDMA technology because they will not be produced at scale levels comparable with more standard WCDMA handsets. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

e.	Our operating companies may face disadvantages when competing against formerly government-owned incumbent wireline operators or wireless operators affiliated with them.
In some markets, our operating companies compete against a formerly government-owned monopoly telecommunications operator, some of which enjoy a near monopoly on the provision of wireline telecommunications services and may have a wireless affiliate. For example, an affiliate of Telcel, which is our largest competitor in Mexico, is the incumbent provider of wireline services in Mexico and was formerly a government-owned monopoly. Similarly, an affiliate of Movistar, which is our largest competitor in Peru, is the incumbent operator of the wireline network that was formerly a government-owned monopoly. Our operating companies may be at a competitive disadvantage in these markets because former government-owned incumbents or affiliated competitors may have:

•	close ties with national regulatory authorities;

•	control over connections to local telephone lines; or

•	the ability to subsidize competitive services with revenues generated from services they provide on a monopoly or near-monopoly basis.
For example, the services that we plan to provide on our new WCDMA networks are expected to require significantly greater data capacity than is the case on our iDEN networks, and this higher capacity demand will make it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits may be limited and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. As a result, we are dependent on entities that are affiliated with our competitors to provide us with the data transport services needed to support our networks and services. Our ability to offer services could be adversely affected if those entities were to choose to allocate limited transport capacity to other customers or otherwise make it more difficult for us to obtain the necessary transport capacity to support our networks and services.
Our operating companies may also encounter obstacles and setbacks if local governments adopt policies favoring these competitors or otherwise afford them preferential treatment. As a result, our operating companies may be at a competitive disadvantage to incumbent providers, particularly as our operating companies seek to offer new telecommunications services.

f.	Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain customers.
We have recently expanded the coverage of our iDEN networks, particularly in Mexico and Brazil, and we are either deploying or planning to deploy WCDMA networks in Brazil, Mexico, Chile and Peru that are generally expected to serve a wider coverage area than our iDEN networks, but our current networks do not offer nationwide coverage in the countries in which we operate and our iDEN technology limits our potential roaming partners for customers solely on iDEN networks. As a result, we may not be able to compete effectively with competitors that operate mobile networks with more extensive areas of service. Additionally, many of our competitors have entered into reciprocal roaming agreements that permit their customers to roam on the other parties’ networks. The iDEN technology is not compatible with the technology used by our competitors, making it impossible to establish roaming arrangements that would expand the geographic coverage of our iDEN services. Although some of the handset models that we sell are compatible with both iDEN 800 MHz and GSM 900/1800 MHz systems, we offer very few of these models and, as such, we are more limited in our ability to offer the breadth of roaming capabilities of our competitors. In addition, our customers are not able to roam on other carriers’ networks where we do not have roaming agreements. These factors may limit our ability to attract and retain certain customers.
We have entered into roaming arrangements with respect to services supported by our WCDMA network in Chile that will enable our customers to roam within Chile in areas where we do not offer network coverage, and our goal is to enter into similar

"in market" roaming arrangements in Brazil and Mexico, although there is no guarantee we will be able to reach agreements to provide roaming service in all or any of the areas in these countries where we do not have network coverage. In addition, we have entered into agreements that allow our customers to utilize roaming services in other countries using the handsets that are compatible with iDEN and/or GSM systems. For handsets that operate on our WCDMA-based network in Peru, we have entered into similar agreements with providers in a more limited group of countries that allow our Peruvian customers whose service is supported by the WCDMA network to utilize roaming services in those countries. Both in-market and international roaming requires our customers to rely on networks that are owned and operated by third parties and, in the case of in-market roaming, by our competitors. We are unable to ensure the availability of services or data speeds on these networks, and in most cases, push-to-talk service, one of our key differentiators, will not be available when our subscribers are roaming, which could negatively affect the service experience of our customers.

g.	If there is a substantial increase in our customer turnover rate, our business could be negatively affected.
In recent years, we have experienced a generally higher consolidated customer turnover rate compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions and the more competitive sales environments in the markets in which we operate. In addition, the expansion of our target market to a broader range of customers that have typically demonstrated a willingness to change service providers and our increased use of prepaid and hybrid post and prepaid payment terms as part of our service plans in order to attract more price sensitive customers, could have an adverse impact on our consolidated customer turnover rate in the future. Subscriber losses adversely affect our business, financial condition and results of operations because these losses result in lost revenues and cash flow and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the cost of acquiring a new customer is much higher. Accordingly, an increase in customer deactivations could have a negative impact on our results, even if we are able to attract new customers at a rate sufficient to offset those deactivations. If we experience an increase in our customer turnover rate, our ability to achieve revenue growth and our profitability could be impaired.

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

2.	If we are not able to develop and deploy our new WCDMA networks and manage the associated growth effectively, our future growth and operating results will suffer.

Our ability to achieve our long-range business goals, and to grow profitably, is dependent on our ability to successfully design and deploy our planned WCDMA networks and related services and to manage changes to our business model and cost structure that are necessary to allow us to pursue our plans to expand both our service offerings and our targeted customer segments, including by implementing new and more efficient supporting business systems and processes. Our inability to complete these efforts in a timely fashion, or to manage the related costs, could have an adverse impact on our business.

a.	We may be limited in our ability to grow unless we successfully deploy our WCDMA networks and expand network capacity.
To continue to successfully increase our number of customers and pursue our business plan, we must economically:

•	deploy our planned WCDMA networks;

•	expand the capacity of our iDEN networks and the capacity and coverage of our WCDMA networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet customer demand.
In particular, the deployment of our planned WCDMA networks will require us to deploy a significant number of new transmitter and receiver sites in order to meet the expanded coverage requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support those networks and the coverage requirements associated with the spectrum licenses being utilized for those networks. In some of our markets, individuals and governments are opposing new tower construction and supporting laws restricting tower siting and construction. For example, in Chile, a nationwide law that would limit tower siting and impose height, co-location and camouflage requirements in certain locations, and impose outright bans on constructing new towers in other locations, is expected to be passed in early 2012. Laws like this could increase the time and costs associated with our planned network deployments. The effort required to locate and build a significant number of additional transmitter sites across our markets in coming years will be substantial, and our failure to meet this demand could delay or impair the deployment of our third generation networks, which would adversely affect our business.
In addition, as we deploy our planned WCDMA networks, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting the services our customers have come to expect, including our Direct Connect services and new services and features, and by reducing the costs associated with providing those services. Successful deployment and implementation of new services and technology on our WCDMA networks depend, in part, on the willingness and ability of third parties to develop new handsets and applications that are attractive to our customers and that are available in a timely manner. We may not be able to successfully complete the development and deployment of our new networks. If this occurs, we may be unable to recover the substantial investment we are making in our new networks and the related costs we incur to offer these new services. Failure to successfully deploy those networks could also be expected to result in subscriber dissatisfaction that could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects.

b. We may not be able to manage our growth effectively. Failure to successfully implement core information technology and operating systems and/or difficulty managing outsourcing arrangements for our network operations infrastructure and information technology systems may adversely affect our business operations.
Our business strategy envisions growing our business by successfully building and deploying WCDMA networks, expanding our product and service offerings and expanding our target customer base. Even if we do expand our business, if we fail to manage our growth effectively, our financial results could be adversely affected. Separately, growth may place a strain on our management systems and resources. We must continue to refine and expand our business development and sales capabilities, our network operations and information technology infrastructure, and the hardware, software, systems, processes and people to effectively support current and future sales, customer service and information requirements of our business in an efficient and cost-effective manner. In addition, failure to prioritize technology initiatives and effectively allocate resources in order to achieve our strategic goals could result in a failure to realize those goals, including the expected benefits of our growth, and could negatively affect our financial results.
We are in the process of implementing new integrated operating systems to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal controls over financial reporting. We may not be able to successfully implement new systems in an effective or timely manner or we could fail to complete all necessary data reconciliation or other conversion controls when implementing the new systems. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of these new systems. Failure to effectively implement our new operating systems may adversely affect our results of operations, customer perceptions and internal controls over financial reporting.
In 2009, we entered into an agreement with Nokia Siemens Networks to manage our network operations infrastructure and a separate agreement with Hewlett Packard to manage our information technology systems. The expanding role of third party providers has required changes to our existing operations and the adoption of new procedures and processes for managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies that were anticipated when we entered into those agreements. If these or other providers of outsourced services fail to perform in a timely manner or at satisfactory quality levels, our ability to meet customer requirements could suffer. If we do not effectively develop, implement and manage these or other future outsourcing strategies or if there are delays or difficulties in implementing business processes needed to accommodate those arrangements, we may not realize anticipated productivity improvements or cost efficiencies, and could experience operational difficulties, increased costs and other inefficiencies, which could materially and adversely affect our business, financial condition and results of operations.
As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to allocate our human resources optimally or identify and hire qualified employees or retain valued employees. If we are unable to manage our growth and operations, our results of operations could be adversely affected.

c.	Costs, regulatory requirements and other problems we encounter as we deploy our new networks could adversely affect our operations.
We have acquired or successfully bid for new spectrum rights and have deployed or begun to deploy new WCDMA networks using that spectrum so that we may offer our customers new services supported by those networks. In some instances, the rights to use this new spectrum come with significant regulatory requirements governing the coverage of our new networks, the timing of deployment of those networks and the loading of new customers on those networks. If we fail to meet these regulatory requirements, the applicable regulators could assess fines and, in some instances, take action to revoke our spectrum rights. In addition, our deployment of these new networks will require significant capital expenditures and will result in incremental operating expenses prior to fully launching services. Costs could increase beyond expected levels in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications.
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
Additionally, it may be necessary for us to raise additional funds in order to finance the costs associated with the development and deployment of our new networks. To do so, we may issue shares of common stock or incur new debt. Our ability to raise additional capital on acceptable terms to meet our funding needs will depend on the conditions in the financial markets. See “4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.” for more information.

3.	We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

a.	A decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.
Historically, in the countries in which we do business, the values of the local currencies in relation to the U.S. dollar have been volatile. The unstable global economic environment and recent weakness in the economies of some of the countries where we operate has led to increased volatility in these currencies. Nearly all of our revenues are earned in non-U.S. currencies, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates can have and have had a significant impact on our reported results that may not reflect the operating trends in our business. In addition, a significant portion of our outstanding debt is denominated in U.S. dollars. A decline in the values of the local currencies in the markets in which we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, declines in the value of local currencies in our markets relative to the U.S. dollar result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies. Depreciation of the local currencies also results in increased costs to us for imported equipment. We have entered into hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. To partially offset long-term exposure to foreign exchange risks, we have successfully executed and will continue to evaluate financing arrangements in our markets that are denominated in local currency while maintaining a majority of our cash in U.S. dollars. Nonetheless, if the values of local currencies in the countries in which our operating companies conduct business depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

b.
We face economic and political risks in our markets, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

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
In recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. In addition, the authorities in some of our markets have, from time to time, used formal and informal restrictions to limit the convertibility of currency and our ability to repatriate capital from our market operations to their parent companies. We are unable to predict the impact that local or national elections and the associated transfer of power from incumbent officials or political parties to newly elected officials or parties may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate. Other risks associated with political instability could include the risk of expropriation or nationalization of our assets by the governments in the markets where we operate. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country or in the United States may affect our business as a whole, including our access to international capital markets.

c.
Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.

Our operations are subject to local laws and regulations in the countries in which we operate, which may differ from those in the United States. We could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purpose of influencing official decisions or obtaining or retaining business. Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business and through contracts to provide wireless service to government entities, creating a risk that actions may occur that could violate the FCPA. Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. The penalties for violating the FCPA can be severe. Any violations of law, even if prohibited by our policies, could have a material adverse effect on our business.
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
The regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. If our competitors are successful in pursuing claims such as these, or if the regulators in our markets take actions against us in response to actions initiated by our competitors, our ability to pursue our business plans and our results of operations could be adversely affected. For example, challenges could arise with respect to future spectrum auctions in which we are a participant, and these challenges could adversely affect our ability to acquire the rights to use spectrum that would provide us with the ability to deploy new technologies that support new services that would position us to compete more effectively.
Finally, rules and regulations affecting tower placement and construction affect our ability to operate in each of our markets, and therefore impact our business strategies. In some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the cell sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers, result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. For example, in Chile, a nationwide law that would limit tower siting and impose height, co-location and camouflage requirements in certain locations, and impose outright bans on constructing new towers in other locations, is expected to be passed in early 2012. Laws like this could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our planned WCDMA networks and the coverage requirements associated with the spectrum licenses being utilized for those networks will require substantially more transmitter and receiver sites to cover both the areas required to be covered by those licenses and the areas that we need to cover in order to provide competitive services. In addition, our licenses to use spectrum in some of our markets require us to build our networks within proscribed time periods, and rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in the loss of spectrum licenses.

d.	We pay significant import duties on our network equipment and handsets, and any increases could impact our financial results.
Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets and other devices from locations outside the countries in which we operate. Network equipment and handsets may be subject to significant import duties and other taxes in the countries in which our operating companies conduct business. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results will be negatively impacted.

e.	We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.
Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current tax law, as a method of increasing revenue. For example, effective January 1, 2010, the Mexican government enacted an excise tax on telecommunications services, increased the value-added tax rate and enacted a temporary increase to the corporate income tax rate, with the corporate tax rate currently set to decline in 2013 and 2014. In addition, our operating company in Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax and is subject to various types of non-income related taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the recent economic downturn has led to proposals and new laws in some of our markets that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.
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
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. See Note 7 to our consolidated financial statements for more information regarding our potential tax obligations in Brazil.

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

We are dependent on external financing to meet our future funding needs and debt service requirements. Our current plans to deploy and operate WCDMA networks, as well as the costs associated with the marketing and distribution of our related services requires substantial capital. In addition, we have significant outstanding indebtedness that will mature over the next five years. Based on the level of capital needed to support our current plans, we believe it may be necessary for us to refinance or replace a significant portion of this indebtedness.
Our funding needs may also increase to pursue one or more of the following opportunities:

•
acquisitions of spectrum licenses, either through government sponsored auctions, including auctions of spectrum that are expected to occur in Argentina, or through acquisitions of third parties, acquisitions of assets or businesses or other strategic transactions;

•	the deployment of a WCDMA network in Argentina if we are successful in acquiring spectrum there;

•
a decision by us to deploy new network technologies, in addition to the planned WCDMA network deployments in Brazil, Mexico, Peru and Chile, or to offer new communications services in one or more of our markets; or

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
It will be necessary for us to access the credit and capital markets to support the combined funding requirements relating to: (i) the growth of our business, (ii) the acquisition of additional spectrum, (iii) capital expenditures in connection with the expansion and improvement of our wireless networks and the deployment of our planned WCDMA networks in Brazil, Mexico and Chile and (iv) the repayment of our existing indebtedness. While we believe that our current cash balances, the funds we expect to generate in our business and the funding opportunities that we believe are currently available to us will be sufficient to meet these funding needs in the near term, if there is an adverse change in capital market conditions, our access to funding may be limited and the cost of funding could increase, which could make it more difficult for us to raise the capital we need to support our plans. Our ability to obtain additional capital is subject to a variety of additional factors that we cannot presently predict with certainty, including the commercial success of our operations, volatility and demand of the capital markets and future market prices of our securities. If we fail to obtain suitable financing when it’s required, it could, among other things, result in our inability to implement our current or future business plans and negatively impact our results of operations.

5.	Our current and future debt may limit our flexibility and increase our risk of default.
As of December 31, 2011, the total outstanding principal amount of our debt was $4,858.3 million. We may, over time and as market conditions permit, incur significant additional indebtedness for various purposes, which may include, without limitation, expansion of our existing network, the acquisition of telecommunications spectrum licenses or other assets, the deployment of new network technologies and the refinancing, repayment or repurchase of outstanding indebtedness. The terms of the indentures governing our existing senior notes and the agreements governing our other indebtedness permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.
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
Much of the spectrum that our operating companies are licensed to use, other than the spectrum that we have recently acquired and plan to use to support our planned WCDMA networks, is non-contiguous, and Motorola’s iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, Motorola is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel, is one of the largest customers of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel is expected to decommission its iDEN network over the next several years, which could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks without us funding that development or agreeing to significant purchase commitments. This decommissioning could make it more difficult or costly for us to compete effectively in markets where we have not yet deployed our planned WCDMA networks. Lower levels of iDEN equipment purchases by Sprint Nextel could also increase our costs for network equipment and new network features, affect the development of new handsets and could impact Motorola’s willingness to support iDEN technology beyond their current commitments. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, including potentially as a result of adverse developments affecting Motorola’s operations, profitability, and financial condition or other business developments, we will be materially adversely affected.
In early 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. We have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel's purchases and support of future development of that equipment have declined. In August 2011, Google, Inc. announced its intent to acquire Motorola Mobility, Inc, which is now our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN network equipment and handsets as a result of Google's planned acquisition of Motorola Mobility, which has not yet been completed. While we cannot currently determine the impact of this transaction on Motorola Mobility's iDEN business, Motorola Mobility’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

8.	Our business could be negatively impacted by our reliance on indirect distribution channels for a significant portion of our sales.

Our business depends heavily upon third party distribution channels for securing a substantial portion of the new customers to our services. In some of our markets, a significant portion of our sales through these indirect distribution channels is concentrated in a small number of third party dealers. In many instances, we rely on these third party dealers to serve as the primary contact between us and the customer and to interact with other third parties on our behalf. As a result, there may be risks associated with the actions taken by our distributors or the failure of our distributors to follow regulatory requirements. The volume of our new customer additions, our ability to retain customers and our profitability could also be adversely affected if these third party dealers terminate their relationship with us, if there are adverse changes in our relationships with these dealers, if we alter our compensation arrangements with these dealers or if the financial condition of these dealers deteriorates.

9.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.
Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we plan to use to support our planned WCDMA networks, most of which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In Mexico, we have filed applications to renew 31 of our licenses, all of which expired prior to their renewal. Nextel Mexico subsequently received renewals of 19 of the expired licenses. While we expect that the remainder of these renewals will be granted, if some or all of these renewals are not granted, it could have an adverse effect on our business. In addition, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in our markets take actions modifying or revoking our licenses in response to these claims, our ability to pursue our business plans, including our plans to deploy third generation networks, and our results of operations could be adversely affected.

10.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.
Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual basis in Latin America. However, Nextel Communications may terminate the license on 60 days notice if we commit one of several specified defaults (namely, unauthorized use, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, upon 90 days notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” name and trademark could require us to incur significant costs to establish a new brand in our markets, which could have a material adverse effect on our operations.

11.	If we fail to maintain effective internal controls over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
As previously disclosed in our quarterly report on Form 10-Q for the three months ended September 30, 2010 and as described under “Item 9A. Controls and Procedures” in this annual report on Form 10-K, in 2010 we identified a material weakness in our internal controls over financial reporting during the third quarter of 2010 related to manual procedures in our Brazil operating segment. To remediate the material weakness, we redesigned the areas of the financial close process related to the communication and incorporation of changes to tax laws to ensure changes are incorporated into the internal reporting process, significantly increased our staffing levels, improved documentation related to roles and responsibilities during the close process and provided training to facilitate our compliance with the ongoing and new procedures. Additionally, we designed and implemented new key controls, including additional validations and reviews performed on a monthly basis, to ensure the accuracy and completeness of our value-added taxes. We are also planning the implementation of system improvements that are expected to reduce our reliance on manual procedures. Because these system improvements are not expected to be implemented until mid- to late-2012, we have also designed and implemented additional key controls, including additional validations and monthly reviews, to ensure the accuracy of our financial information.
With the implementation of controls and the other actions described above, we have remediated that material weakness as of December 31, 2011. We continue to rely heavily on manual controls in the financial reporting process in Brazil, which are inherently riskier than automated controls. Our inability to maintain the operating effectiveness of these manual controls combined with issues or delays in implementing the system improvements described above could result in inaccurate financial statements or other disclosure, which could have an adverse effect on our business, financial condition or results of operations.

12.	Our business could be negatively impacted by security threats and other material disruptions of our wireless networks.

Major equipment failures and the disruption of our wireless networks as a result of natural disasters, severe weather, terrorist attacks, acts of war, cyber attacks or other breaches of network or information technology security, even for a limited period of time, may result in significant expenses, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse affect on our business, results of operations and financial condition. In some of our markets, more stringent network performance standards and reporting obligations have been adopted in order to ensure quality of service during unforeseen disturbances, and we may be required to make significant investments in our existing networks in order to comply with these recently adopted network performance standards. In addition, while we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, if we suffer a security breach of customer or employee confidential data, we may be subject to significant legal and financial exposure, damage to our reputation, and loss of confidence in the security of our products and services.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 181,800 square feet of office space under a lease expiring in January 2020. In addition, each of our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.
Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. As of December 31, 2011, our operating companies had constructed sites at leased and owned locations for their business, including those constructed for our networks, as shown below:

Operating Company	Number of Sites
Brazil	4,324
Mexico	3,105
Argentina	1,022
Peru	710
Chile	677
Total	9,838

Item 3.	Legal Proceedings
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 7 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant
The following people were serving as our executive officers as of February 17, 2012. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.
Steven M. Shindler, 49, has been a director on the board of NII Holdings since 1997, chief executive officer from 2000 until February 2008 and chairman of the board since November 12, 2002. In February 2008, he became executive chairman of NII Holdings. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.
Steven P. Dussek, 55, has been a director on the board of NII Holdings since 1999 and has been chief executive officer of NII Holdings since February 2008. Prior to joining NII Holdings, Mr. Dussek served as president and chief executive officer of Dobson Communications Corporation, a publicly traded wireless telecommunications company, from April 2005 until November

2007 when AT&T Wireless Services acquired Dobson Communications. From 1999 to 2000, Mr. Dussek was the chief executive officer of NII Holdings and was the president and chief operating officer of NII Holdings from March 1999 until September 1999. From 1996 to 2001, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From 1995 to 1996, Mr. Dussek served as vice president and general manager of the northeast region for the PCS division of AT&T Wireless Services. From 1993 to 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc., a paging company. Mr. Dussek served on the board of directors of Dobson Communications from 2006 to 2007.
Gokul Hemmady, 51, is currently the executive vice president, chief financial officer and chief transformation officer of NII Holdings. Prior to October 2011, Mr. Hemmady served as executive vice president and chief financial officer. From the time he joined NII Holdings in June 2007 to February 2011, Mr. Hemmady served as vice president and chief financial officer. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.
Gary D. Begeman, 53, is currently the executive vice president and general counsel of NII Holdings. Prior to February 2011, Mr. Begeman served as vice president and general counsel since February 2007, having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2005 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation, and was vice president and deputy general counsel of Nextel Communications, Inc. from 2003 until its merger with Sprint in 2005. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.
Ruben Butvilofsky, 59, has served as president of Nextel Argentina since August 2005. From 1998 to August 2005, Mr. Butvilofsky served as Nextel Argentina’s vice president of commercial operations. Prior to joining Nextel Argentina, Mr. Butvilofsky was the sales director of Liberty ART, a subsidiary of Liberty Mutual, in their Argentina operations. Before joining Liberty ART, he was a direct sales manager for Bellsouth (Movicom) and an indirect channel manager for IBM Argentina.
Sergio Borges Chaia, 46, has served as president and chief executive officer of Nextel Brazil since January 2007. From 1996 until he joined Nextel Brazil in 2007, Mr. Chaia held various management positions with Sodexho Pass Brazil, including president, chief executive officer and managing director.
Peter A. Foyo, 46, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.
Daniel E. Freiman, 40, has been our vice president, treasurer and controller (principal accounting officer) since November 2011. From October 2008 to November 2011, Mr. Freiman was our vice president and treasurer. Mr. Freiman was our vice president and controller from April 2005 to September 2008. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.
Claudio A. Hidalgo, 41, has served as president of Nextel Chile since February 2010. From 2009 through 2010, Mr. Hidalgo was vice president, mobile business and third generation project for VTR, a Chilean telecommunications company and subsidiary of Liberty Global, Inc. From 2007 through 2010, Mr. Hidalgo was an entrepreneur with several new companies, including Contiggo S.A., a financing company; Tonica S.A., an advertising company; A7 S.A., an events promotion company; and Intellity Consulting/Telecom, a consulting company. From 2004 through 2007, Mr. Hidalgo served as president and chief executive officer of Telefonica Moviles Panama and Nicaragua, and from 1999 to 2004, Mr. Hidalgo was the president and chief executive officer of Movistar Puerto Rico.
Alfonso Martinez, 53, is currently the executive vice president of human resources of NII Holdings. Prior to February 2011, Mr. Martinez served as vice president of human resources since joining NII Holdings in December 2008. From 2005 to November 2008, Mr. Martinez held various management positions with Sodexho, an integrated food and facilities management service provider, and was most recently the group vice president of global talent. From 2003 to 2005, Mr. Martinez was the chief executive officer of the Hispanic Association on Corporate Responsibility. Prior to 2003, Mr. Martinez held various positions with Marriott International.
John McMahon, 47, is currently the executive vice president of business operations of NII Holdings. Prior to February 2011, Mr. McMahon served as vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.
Miguel E. Rivera, 59, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.
Gregory J. Santoro, 49, is currently the executive vice president and chief marketing and strategy officer of NII Holdings. Prior to February 2011, Mr. Santoro served as vice president and chief marketing and strategy officer since joining NII Holdings in February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.
Alan Strauss, 52, is currently the executive vice president and chief technology and engineering officer of NII Holdings. Prior to February 2011, Mr. Strauss served as vice president and chief technology and engineering officer since joining NII Holdings in 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communications' strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

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

	Price Range of Common Stock
	High	Low
2010
First Quarter	$42.19	$30.00
Second Quarter	43.95	32.41
Third Quarter	42.49	32.36
Fourth Quarter	46.32	35.64
2011
First Quarter	$45.64	$37.03
Second Quarter	44.21	38.46
Third Quarter	44.00	26.94
Fourth Quarter	31.75	19.18

2.	Number of Stockholders of Record
As of February 17, 2012, there were approximately 7 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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
We did not repurchase any of our equity securities during the fourth quarter of 2011.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from December 31, 2006 through December 31, 2011. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2006 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
NII Holdings	$100.00	$74.98	$28.21	$52.11	$69.30	$33.05
Nasdaq 100	$100.00	$118.67	$68.91	$106.00	$126.18	$129.36
America Movil	$100.00	$140.86	$71.85	$111.80	$137.43	$109.34
Millicom International	$100.00	$191.34	$76.35	$125.42	$177.25	$190.43

Item 6.	Selected Financial Data
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. of this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$6,719,344	$5,601,316	$4,397,599	$4,269,380	$3,296,295
Foreign currency transaction (losses) gains, net	$(36,975)	$52,374	$104,866	$(120,572)	$19,008
Net income	$198,804	$341,052	$381,491	$341,955	$353,748
Net income per common share, basic	$1.17	$2.03	$2.30	$2.05	$2.12
Net income per common share, diluted	$1.15	$1.99	$2.27	$2.02	$2.02

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$9,806,894	$8,190,687	$7,554,693	$5,090,073	$5,436,205
Long-term debt, including current portion	$4,826,636	$3,265,418	$3,580,788	$2,133,140	$2,061,381
Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction losses of $37.0 million for the year ended December 31, 2011 are primarily related to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's net liabilities. Consolidated foreign currency transaction gains of $52.4 million for the year ended December 31, 2010 are primarily related to the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on corporate peso-denominated receivables due from Nextel Mexico. Consolidated foreign currency transaction gains of $104.9 million for the year ended December 31, 2009 are primarily related to the impact of the significant appreciation in the value of the Brazilian real relative to the U.S. dollar during 2009 on Nextel Brazil’s syndicated loan facility, which is denominated in U.S. dollars. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.

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

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2011 and 2010 and our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.
A.    Executive Overview
Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of customers who use our services to improve the productivity of their businesses and customers who make the individual decision to use our service for both professional and personal needs. Our customers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Brazil, Mexico, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes, lower wireline service penetration and the expanded coverage of wireless networks in these business centers encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on our 800 MHz spectrum holdings in all of our markets. Our current and planned third generation networks will utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone service;

•	Nextel Direct Connect® and International Direct Connect® service, which allows subscribers to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•
value-added services, including text messaging services; mobile internet services; e-mail services; location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the Android open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business customers improve their productivity; and

•	international roaming services.

We commercially launched our new WCDMA-based network in Peru in 2010 and are currently in the process of designing and building new WCDMA networks in Brazil, Chile and Mexico. We expect to begin offering services supported by these new networks in 2012.
Our goal is to generate increased revenues and grow our subscriber base by providing differentiated wireless communications services that are valued by our customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•
focusing on higher value customer segments such as segments that comprise the small, medium and large business markets, as well as certain targeted consumer market segments that value our differentiated wireless communications services;

•
offering a broad array of differentiated services and devices that build upon and complement our Nextel Direct Connect® service, the long range walkie-talkie service that allows instantaneous communication at the touch of a button;

•	building on the strength of the unique positioning of the Nextel brand;

•	capitalizing on the effectiveness and efficiency of our focused and dedicated distribution channels; and

•	offering a superior customer experience.
In pursuit of this goal, we will expand our distribution and service channels to create more accessible and efficient ways for our customers to purchase our services and utilize our customer support teams.
We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve or plan to serve, for example by participating in the spectrum auction that is expected to be conducted in Argentina in 2012.
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and video telephony services. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing customers.
We compete with other communications service providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our Direct Connect services that make it easier for our customers to communicate quickly and efficiently. Historically, our largest competitors have focused their marketing efforts on customers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently those competitors have placed more emphasis on attracting postpaid customers within our target segments, which are considered the premium customer segments in our markets because they typically generate higher average monthly revenue per subscriber. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer's decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.
We have implemented a strategy that we believe will position us to achieve our long-term goal of generating profitable growth. Some of the key components of that strategy are as follows:
Targeting High Value Customers.  Our main focus is on high value customer segments such as segments that comprise the small, medium and large business markets, as well as certain targeted consumer market segments that value our differentiated wireless communications services, including our Direct Connect feature and our high level of customer service. As we deploy our planned WCDMA-based networks, we plan to extend our target market to additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by allowing instantaneous communication at the touch of a button and the ability to communicate on a one-to-many basis. In 2011, we launched Direct Connect services utilizing our new WCDMA network in Peru as part of our effort to maintain this key point of differentiation as we offer services on our new networks. Our competitors have introduced competitive push-to-talk over cellular products, and while we do not believe that these services offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our Direct Connect service. We add further value by designing customized business solutions that enhance the productivity of our customers based on their individualized business needs. These business solutions include fleet and workforce management services that utilize the unique capabilities of our data network, such as vehicle and delivery tracking, GPS technology, order entry processing and workforce monitoring applications.
Building on the Strength of the Nextel Brand. Since 2002, we have offered services under the Nextel brand. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and customer support we provide. This positioning of our brand allowed us to successfully build our subscriber base of high value customers who are attracted to our differentiated services and our reputation for providing a high quality customer experience. To expand the value of that positioning, in 2011 we launched a new brand identity in each of our markets and at the corporate level, which we believe will enhance the recognition of our brand and unify our brand identity across our markets as we seek to expand our target market to include new customer segments.
Capitalizing on our Distribution Channels. We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks, and other customer-convenient sales channels such as online purchasing, and we are targeting those channels at specific customer segments to deliver our service more efficiently and economically. Our direct sales channel primarily focuses on businesses that value our industry expertise and differentiated services, including our ability to design customized business solutions that meet their specific business needs. As we extend our target market to include more high-value consumers, we are expanding our distribution channels to make our services more widely accessible. Our distribution channel expansion will include more retail points-of-sales, or POS, including new Nextel stores that will provide not only sales, but also serve as additional points of customer care, collections and brand promotion. We are also expanding our other customer-convenient channels, which include telesales and online channels, to give our prospective and existing customers easier ways to purchase our services. We are making these investments to more efficiently serve our customers and improve the overall productivity of all of our distribution channels, and we expect to see our average sales and related costs to acquire customers decline over time.
Delivering a Superior Customer Experience.  In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service than our competitors. We work proactively with our customers to match them with service plans that offer greater value based on the customer's usage patterns. After analyzing customer usage and expense data, we strive to minimize a customer's per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. We have also implemented proactive customer retention programs in an effort to increase customer satisfaction and retention. In addition, we are currently making investments to improve the quality and scalability of our customer relationship management systems as part of our ongoing effort to provide a simple, reliable and superior customer service to our growing customer base.
Focusing on Major Business Centers.  Because we target high value customers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business customers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new WCDMA-based networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses. We may also consider selectively expanding into other Latin American countries where we do not currently operate.

Deploying our New Networks.  Another key component in our overall strategy is to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and are deploying our new WCDMA-based networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed internet access. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to second generation and other prior technologies. These new networks will allow us to continue to offer the differentiated services that our current customers rely on while using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded customer base.
During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil in order to acquire spectrum required to support our planned next generation networks. We began offering services on our new network in Peru in 2010 and are currently in the process of building our WCDMA-based networks in Brazil, Chile and Mexico using spectrum licensed to us. We plan to begin offering services supported by these networks in Brazil, Mexico and Chile in 2012. In addition, the Argentine government has announced plans to hold an auction of spectrum that would support a next generation network in 2012, and we have notified the government of our interest in participating in this auction.

The following chart details our current material next generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage
Brazil	1.9 GHz/2.1 GHz	20 MHz in 11 of 13 regions (includes all major metropolitan areas)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide
In the future, we expect to pursue opportunities to acquire additional next generation spectrum in our current markets and may consider acquiring spectrum in new markets in appropriate circumstances. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and build the networks that will provide services that use that spectrum.
Additionally, we have significant spectrum holdings in the 800 MHz specialized mobile radio, or SMR, spectrum band that support our iDEN networks. Our 800 MHz holdings in each of our markets are as follows:

Country	Amount/Coverage (1)
Brazil	15 MHz nationwide weighted average
Mexico	20 MHz nationwide weighted average
Argentina	20 - 22 MHz nationwide weighted average
Peru	22 MHz nationwide weighted average
Chile	15 MHz nationwide weighted average
_______________________________________
(1) Weighted average coverage is a function of the population in each country, as well as the amount of spectrum. Spectrum amounts vary greatly across regions and cities.
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of things, including the actions of technology standards bodies, the technology decisions made by other wireless carriers, and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, Chile and Peru, our 800 MHz spectrum is non-contiguous and would not be expected to support the deployment of future technologies until a reconfiguration of the spectrum band to create contiguous spectrum is completed. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect and International Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies currently utilize in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola's support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. In the past, Sprint Nextel was one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology. Sprint Nextel is expected to decommission its iDEN network over the next several years, which could affect Motorola's ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers' needs. In 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel's purchases and support of future development of that equipment have declined. In August 2011, Google, Inc. announced its intent to acquire Motorola Mobility, which is now our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN network equipment and handsets as a result of Google's planned acquisition of Motorola Mobility, which has not yet been completed.

Examples of our existing arrangements with Motorola include:

•
Agreements for the supply of iDEN network infrastructure, which are now held by Motorola Solutions, Inc. and are effective through December 31, 2014. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN infrastructure features.

•
Agreements for the supply of iDEN handsets, which are now held by Motorola Mobility, Inc. and are effective through December 31, 2014. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets used in our business and to continue to invest in the development of new iDEN devices. In addition, we agreed to handset volume purchase commitments with respect to certain handset models and pricing parameters linked to the volume of our handset purchases, and Motorola agreed to continue to develop and deliver new handsets using the iDEN platform as we develop our WCDMA-based networks in coming years.

The obligations of both Motorola entities under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.
Recent Economic Trends
Late in the third quarter and into the fourth quarter of 2011, continued uncertainty in worldwide economic conditions drove a significant decline in the value of the currencies relative to the U.S. dollar in the markets where we operate. This volatility in foreign currency exchange rates has had and continues to have a significant effect on our reported results as nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, is denominated in U.S. dollars. Significant volatility in the global market persists, and foreign currency exchange rates in effect at the end of 2011 reflect a substantial reduction in value from those experienced earlier in the year. If the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, our future operating results and the value of our assets held in local currencies will be adversely affected.
Handsets and Devices in Commercial Service
The table below provides an overview of our total handsets and other devices in commercial service in the countries indicated as of December 31, 2011 and 2010. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(in thousands)
Handsets and devices in commercial service — December 31, 2010	3,319	3,361	1,154	1,128	65	9,027
Net subscriber additions	796	335	234	307	13	1,685
Handsets and devices in commercial service — December 31, 2011	4,115	3,696	1,388	1,435	78	10,712
Foreign Currency Exposure
Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, is denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. Historically, the values of the currencies of the countries in which we do business in relation to the U.S. dollar have been volatile. Recent volatility in the worldwide economy and in the economies of some of those countries has led to increased volatility in these currencies. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains or losses.
Brazilian Contingencies
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during 2011.
As of December 31, 2011 and 2010, Nextel Brazil had accrued liabilities of $59.1 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $27.4 million and $29.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $228.7 million and $232.7 million as of December 31, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. We consider the accounting policies and estimates addressed below the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. For additional information, see Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K.
Revenue Recognition.  While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.
Operating revenues primarily consist of service revenues and revenues generated from the sale and rental of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation. Service revenues primarily consist of fixed monthly access charges for mobile telephone service and two-way radio service. Other components of service revenue include revenues from calling party pays programs where applicable and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our customers on other carriers’ networks and revenues generated from broadband data services we provide on our next generation networks.
We recognize service revenue when the service is provided. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues.
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
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over one million accounts, it is impracticable to review the collectability of each individual account when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, forecasted write-offs, age of the accounts receivable portfolio and other factors. Actual write-offs in the future could be impacted by general economic and business conditions that are difficult to predict and therefore may differ from our estimates.

Depreciation of Property, Plant and Equipment.  The operation of wireless communications networks is a capital intensive business. We record at cost our network assets and other improvements that in our opinion, extend the useful lives of the underlying assets, and depreciate those assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft under a capital lease using the straight-line method based on the lease term of 10 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than anticipated. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations.
Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 3 to 20 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Many of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum may be limited. In light of these uncertainties we classify our licenses as finite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.
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
We report the effect of changes in exchange rates on U.S. dollar-denominated assets and liabilities as foreign currency transaction gains or losses. We report the effect of changes in exchange rates on intercompany transactions of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. The intercompany transactions that, in our view, are of a long-term investment nature include certain intercompany loans and advances from our U.S. subsidiaries to Nextel Brazil and Nextel Chile. In contrast, we report the effect of exchange rates on U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated in the foreseeable future, as foreign currency transaction gains or losses in our consolidated statements of operations. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on how we report foreign currency transaction gains and losses in our consolidated financial statements.
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
Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2012. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2012 to determine the appropriate level of valuation allowances.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate a total of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2010, we included an $81.0 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $7.0 million in 2011 due to adjustments to the prior year amounts. As of December 31, 2011, this deferred tax liability was $88.0 million. Except for the earnings associated with this $88.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
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
Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage, long-distance charges, international roaming revenues derived from calls placed by our customers and revenues generated from broadband data services we provide on our third generation networks. Digital handset and accessory revenues represent revenues we earn on the sale of handsets and accessories to our customers.
In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies' customers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.
See “Revenue Recognition” above and Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K for a description of our revenue recognition methodology.
Cost of revenues primarily includes the cost of providing wireless service and the cost of handset and accessory sales. Cost of providing service consists of:

•	costs of interconnection with local exchange carrier facilities;

•	costs relating to terminating calls originated on our network on other carriers' networks;

•	direct switch, transmitter and receiver site costs, including property taxes;

•	expenses related to our handset maintenance programs; and

•	insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our mobile networks.

Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches, to connect our switches and to connect our networks with those of other carriers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless carriers relating to wireless calls from our handsets that terminate on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.
Our service and other revenues and the variable component of our cost of service are primarily driven by the number of handsets in service. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing customers.
Selling and marketing expenses include all of the expenses related to acquiring subscribers to our services.
General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, repairs and maintenance of management information systems, spectrum license fees, corporate overhead and share-based payment for stock options and restricted stock.
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2011, 2010 and 2009. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

	2011	2010	2009	2010 to 2011 Percent Change	2009 to 2010 Percent Change
Brazilian real	1.67	1.76	2.00	5.1%	12.0%
Mexican peso	12.42	12.64	13.52	1.7%	6.5%
Argentine peso	4.13	3.91	3.73	(5.6)%	(4.8)%

Late in the third quarter and into the fourth quarter of 2011, foreign currency exchange rates reflected a significant decline in the value of the currencies relative to the U.S. dollar in the markets where we operate, particularly in Brazil and Mexico. The following table presents the currency exchange rates in effect at the end of 2010, as well as at the end of each of the quarters in 2011. If the values of the local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2010	2011
	December	March	June	September	December
Brazilian real	1.67	1.63	1.56	1.85	1.88
Mexican peso	12.36	11.97	11.84	13.42	13.99
Argentine peso	3.98	4.05	4.11	4.21	4.30

1.	Year Ended December 31, 2011 vs. Year Ended December 31, 2010

a.	Consolidated

	Year Ended December 31, 2011	% of Consolidated Operating Revenues	Year Ended December 31, 2010	% of Consolidated Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$6,403,154	95%	$5,347,724	95%	$1,055,430	20%
Handset and accessory revenues	316,190	5%	253,592	5%	62,598	25%
	6,719,344	100%	5,601,316	100%	1,118,028	20%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,786,066)	(26)%	(1,506,019)	(27)%	(280,047)	19%
Cost of handset and accessory sales	(859,372)	(13)%	(723,115)	(13)%	(136,257)	19%
	(2,645,438)	(39)%	(2,229,134)	(40)%	(416,304)	19%
Selling and marketing expenses	(859,347)	(13)%	(680,434)	(12)%	(178,913)	26%
General and administrative expenses	(1,652,510)	(25)%	(1,261,355)	(22)%	(391,155)	31%
Depreciation and amortization	(657,341)	(10)%	(552,980)	(10)%	(104,361)	19%
Operating income	904,708	13%	877,413	16%	27,295	3%
Interest expense, net	(322,501)	(5)%	(342,204)	(6)%	19,703	(6)%
Interest income	34,224	1%	28,841	—%	5,383	19%
Foreign currency transaction (losses) gains, net	(36,975)	—%	52,374	1%	(89,349)	(171)%
Other expense, net	(37,305)	(1)%	(18,686)	—%	(18,619)	100%
Income before income tax provision	542,151	8%	597,738	11%	(55,587)	(9)%
Income tax provision	(343,347)	(5)%	(256,686)	(5)%	(86,661)	34%
Net income	$198,804	3%	$341,052	6%	$(142,248)	(42)%
During 2011, we expanded our subscriber base across all of our markets, resulting in a 19% increase in our subscriber base at the end of 2011 compared to the end of 2010, and a 20% increase in operating revenues. We continued to invest in coverage expansion and network improvements during 2011 to support this customer growth, and made investments in connection with the deployment of our planned WCDMA-based networks, resulting in consolidated capital expenditures of $1,453.7 million, which represents a 66% increase from 2010. A substantial portion of the consolidated investment related to the development and deployment of our new WCDMA-based networks. Under our current business plan, we expect to incur additional capital expenditures in 2012 and 2013 as we pursue our strategy of building our new networks in Brazil, Mexico and Chile and that our capital expenditures in 2012 will be higher than in 2011. We also expect to continue to incur capital expenditures related to the expansion of the coverage and improvement of the quality and capacity of our iDEN networks. We may incur additional capital expenditures if we are able to acquire spectrum and deploy a WCDMA-based network in Argentina. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We believe that our planned deployment of these new WCDMA-based networks will enable us to offer new and differentiated services to a larger base of customers. We expect to incur significant expenses associated with the deployment phase of these networks, particularly general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues until after the deployment phase is completed and we begin to offer services using the new networks. As a result, our operating income margin declined 3% from 2010 to 2011, and we anticipate our operating margins will decrease further during the network deployment phase, particularly during the initial stages of deployment.
The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the year ended December 31, 2011 compared to 2010. As a result, the components of our consolidated results of operations for the year ended

December 31, 2011, after translation into U.S. dollars, reflect slightly more significant increases in U.S. dollar revenues and expenses than would have occurred if these currencies had not appreciated relative to the U.S. dollar. Late in the third quarter and into the fourth quarter of 2011, continued uncertainty in worldwide economic conditions drove a significant decline in the value of currencies relative to the U.S. dollar in the markets where we operate. Volatility in the global market persists, and current foreign currency exchange rates in effect at the end of 2011 reflect a substantial reduction in value from those experienced earlier in 2011. If the values of local currencies in the countries in which our operating companies conduct business remain at levels similar to the end of 2011 or depreciate further relative to the U.S. dollar, our future reported operating results will be adversely affected.

1.	Operating revenues

The $1,055.4 million, or 20%, increase in consolidated service and other revenues in 2011 compared to 2010 is principally the result of a 20% increase in the average number of total handsets in service, resulting from a continued demand for our services, as well as balanced growth and expansion strategies in the markets in which we operate. Consolidated average revenue per subscriber remained relatively stable over the same period.

The $62.6 million, or 25%, increase in consolidated handset and accessory revenues in 2011 compared to 2010 is largely due to an increase in handset sales in connection with our growing subscriber base, a shift to sales of higher priced handsets such as smartphones, primarily in Brazil, and an increase in handset upgrades for existing subscribers.

2.	Cost of revenues

The $280.0 million, or 19%, increase in consolidated cost of service in 2011 compared to 2010 was driven by the following:

•
a $114.8 million, or 15%, increase in consolidated interconnect costs, primarily attributable to our operations in Brazil, which resulted from an increase in our subscriber base and a larger number of minutes of use associated with calls that terminate on other carriers' networks that require us to pay call termination charges. These increased costs were partially offset by lower interconnect costs in Mexico resulting from a reduction in mobile termination rates effective January 1, 2011; and

•
a $92.4 million, or 24%, increase in consolidated transmitter and receiver site costs, attributable to a 20% increase in transmitter and receiver sites placed on air by the end of 2011 and a reduction in costs in 2010 associated with a one-time $22.4 million refund of excess fees paid for spectrum use that Nextel Mexico received.

The $136.3 million, or 19%, increase in consolidated cost of handset and accessory revenues in 2011 compared to 2010 is primarily due to an increase in handset sales in connection with our growing subscriber base, an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

3.	Selling and marketing expenses

Significant factors contributing to the $178.9 million, or 26%, increase in consolidated selling and marketing expenses in 2011 compared to 2010 include:

•
a $70.4 million, or 45%, increase in consolidated advertising costs, mostly in Brazil, related to new advertising campaigns launched in an effort to promote growth in Nextel Brazil's subscriber base and address a more competitive landscape, as well as the launch of our new brand identity across all of our markets in 2011;

•
a $66.4 million, or 25%, increase in consolidated direct commissions and payroll expenses, largely due to an increase in gross subscriber additions generated by internal sales personnel, as well as an increase in the number of sales and marketing personnel; and

•
a $31.1 million, or 109%, increase in consolidated other marketing expenses, principally related to the launch of our new brand identity in 2011, which included remodeling our stores and other sales outlets.

4.	General and administrative expenses

Significant factors contributing to the $391.2 million, or 31%, increase in consolidated general and administrative expenses in 2011 compared to 2010 include:

•	a $153.3 million, or 24%, increase in consolidated general corporate costs, mostly related to an increase in revenue-based taxes in Brazil, as well as higher personnel and consulting costs related to the development and deployment of our new WCDMA-based networks and related initiatives;

•
an $86.6 million, or 26%, increase in consolidated customer care and billing operations expenses, mostly in Brazil, as a result of an increase in customer care personnel necessary to support larger customer bases in our markets;

•
an $85.9 million, or 113%, increase in consolidated bad debt expense, largely related to Nextel Brazil's revenue growth and lower collection rates in Brazil resulting from changes to our credit procedures that resulted in the addition of some customers whose credit histories were less established; and

•	a $62.9 million, or 48%, increase in consolidated information technology expenses, principally related to the development and deployment of our WCDMA-based networks and other related initiatives.

5.	Depreciation and amortization

The $104.4 million, or 19%, increase in consolidated depreciation and amortization in 2011 compared to 2010 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our iDEN network to increase capacity to meet the needs of our growing customer base and the investment in our new WCDMA-based networks.

6. Interest expense, net

The $19.7 million, or 6%, decrease in consolidated net interest expense in 2011 compared to 2010 is primarily the result of a $76.0 million increase in consolidated capitalized interest related to the construction of our WCDMA-based networks, primarily in Brazil, partially offset by higher interest incurred in connection with the issuance of our 7.625% senior notes in March 2011.

7.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $37.0 million during 2011 are primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

Foreign currency transaction gains of $52.4 million during 2010 are mostly the result of the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on certain peso-denominated receivables due from Nextel Mexico, as well as the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

8.	Income tax provision

The $86.7 million, or 34%, increase in the consolidated income tax provision in 2011 compared to 2010 is primarily due to a significant increase in 2011 pre-tax book losses incurred in the United States, Chile and certain holding companies for which no tax benefit can be recorded, the 2011 reversal of a $14.5 million Mexico income tax benefit recognized on the sale of certain fixed assets, and the 2010 tax benefit from the reversal of a $5.5 million income tax reserve for uncertain tax positions that did not occur again in 2011.
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

b.	Nextel Brazil

	Year Ended December 31, 2011	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2010	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$3,293,556	96%	$2,504,469	97%	$789,087	32%
Handset and accessory revenues	147,600	4%	86,802	3%	60,798	70%
	3,441,156	100%	2,591,271	100%	849,885	33%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(1,021,351)	(30)%	(822,320)	(32)%	(199,031)	24%
Cost of handset and accessory sales	(258,210)	(7)%	(177,156)	(7)%	(81,054)	46%
	(1,279,561)	(37)%	(999,476)	(39)%	(280,085)	28%
Selling and marketing expenses	(365,836)	(11)%	(273,816)	(10)%	(92,020)	34%
General and administrative expenses	(767,429)	(22)%	(512,287)	(20)%	(255,142)	50%
Segment earnings	$1,028,330	30%	$805,692	31%	$222,638	28%
Over the last several years, Nextel Brazil's subscriber base has grown significantly as a result of its continued focus on customer service and the expansion of the geographic coverage of its network. As a result, Nextel Brazil contributed 51% of our consolidated operating revenues for 2011 compared to 46% in 2010 and 38% of our consolidated subscriber base. Nextel Brazil generated a 30% segment earnings margin during 2011, which is slightly lower than the 31% margin reported in 2010.
Late in the third quarter of 2011 and throughout the fourth quarter of 2011, Nextel Brazil experienced challenging economic conditions and an increase in promotional activity, including price reductions, by its competitors. As a result, Nextel Brazil made some adjustments to its commercial offers to compete effectively. These adjustments resulted in a reduction in Nextel Brazil's revenue per subscriber unit and an increase in selling and marketing expenses during 2011 both in amount and as a percentage of operating revenues. These factors, as well as increased expenses associated with Nextel Brazil's deployment of its planned WCDMA network, resulted in a reduction in Nextel Brazil's segment earnings margin from 31% in 2010 to 30% in 2011 and more significant margin reductions for the third and fourth quarters of 2011 compared to the same periods in 2010. Although we are taking actions to address the impact of the more aggressive pricing on service plans and other promotions being offered by our competitors in Brazil, we expect these competitive pressures to continue in 2012, which could have a continuing adverse impact on our margins.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering about 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro for a total bid price of approximately $121.7 million. Nextel Brazil plans to use the 1.9/2.1 GHz spectrum to support its planned WCDMA-based network and the 1.8 GHz spectrum to support its long-term strategy. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011. The development and deployment of the new WCDMA network in Brazil using this spectrum will require us to continue to make significant investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
Throughout 2011, we continued to invest heavily in Brazil to develop and deploy our planned WCDMA-based network and to improve the capacity and quality of our existing iDEN network there. As a result, Nextel Brazil's capital expenditures represented 46% of consolidated total capital expenditures during 2011. We believe that the quality and capacity of Nextel Brazil's network, as well as its expanded coverage are contributing factors to its low customer turnover rate and subscriber growth.
The WCDMA network we are deploying in Brazil will enable us to offer new and differentiated services to a larger base of customers. During 2011, we incurred significant expenses associated with the deployment phase of this network, particularly general and administrative and selling and marketing expenses, and we expect those expenses to continue as we deploy the network, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network. As a result, we anticipate that Nextel Brazil's segment earnings margin will decrease further during the network deployment phase, particularly during the initial stages of deployment in 2012.
The average value of the Brazilian real during 2011 appreciated relative to the U.S. dollar by 5% compared to the average rate that prevailed during 2010. As a result, the components of Nextel Brazil's results of operations for 2011, after translation into U.S. dollars, reflect higher increases in U.S. dollar revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. Although the average value of the Brazilian real appreciated for the full year, the value experienced significant depreciation compared to the U.S. dollar late in the third quarter and for the remainder of 2011. The foreign currency exchange rates in effect at the end of 2011 reflect a substantial reduction in the value of the real from those experienced earlier in 2011 and is lower than the average value for the full year. If the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's results of operations will be adversely affected.
Nextel Brazil’s segment earnings increased $222.6 million, or 28%, in 2011 compared to 2010 as a result of the following:

1.	Operating revenues

The $789.1 million, or 32%, increase in service and other revenues in 2011 compared to 2010 is primarily the result of an increase in the average number of handsets in service resulting from growth in Nextel Brazil's existing markets and was also affected by the higher average value of the real in 2011 compared to 2010.

2.	Cost of revenues

The $199.0 million, or 24%, increase in cost of service in 2011 compared to 2010 is primarily due to the following:

•	a $111.6 million, or 24%, increase in interconnect costs related to higher minutes of use for calls that terminate on other carriers' networks resulting from a larger subscriber base;

•	a $36.6 million, or 19%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites placed in service during 2011; and

•	a $23.9 million, or 20%, increase in service and repair costs due primarily to the growth in Nextel Brazil's subscriber base, leading to a higher number of overall repaired handsets.

Despite these increases, Nextel Brazil's cost of service as a percentage of its total operating revenues decreased from 39% in 2010 to 37% in 2011, primarily due to an increase in less costly mobile-to-mobile minutes of use as a result of Nextel Brazil's implementation of rate plans that encouraged more in-network calling.

The $81.1 million, or 46%, increase in cost of handset and accessory revenues in 2011 compared to 2010 is primarily due to an increase in the sale of higher cost handsets to new subscribers, as well as an increase in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $92.0 million, or 34%, increase in selling and marketing expenses in 2011 compared to 2010 is primarily due to the following:

•
a $43.2 million, or 57%, increase in advertising expenses as a result of new advertising campaigns launched in an effort to promote growth in Nextel Brazil's subscriber base and address the more competitive landscape, as well as the launch of our new brand identity in 2011;

•
a $28.4 million, or 24%, increase in direct commissions and payroll expenses due to an increase in gross subscriber additions by internal sales personnel and more selling and marketing personnel necessary to support Nextel Brazil's growing subscriber base; and

•	a $17.5 million, or 25%, increase in indirect commissions due to an increase in new handset sales by third-party dealers.

4.	General and administrative expenses

The $255.1 million, or 50%, increase in general and administrative expenses in 2011 compared to 2010 is primarily due to the following:

•
a $107.5 million, or 45%, increase in general corporate costs due to an increase in revenue-based taxes and higher payroll and related expenses associated with an increase in general and administrative personnel;

•
an $81.6 million, or 156%, increase in bad debt expense related to Nextel Brazil's revenue growth and lower collection rates resulting from changes to its credit procedures that resulted in the addition of some customers whose credit histories were less established. The higher level of bad debt expense reflects the impact of these changes and, relative to operating revenues, represents an increase from historical levels. While Nextel Brazil has made further adjustments to its credit procedures that are designed to address some of the factors that led to the increased bad debt expense, we expect to see additional increases in bad debt in the short-term, and we do not expect future bad debt levels to return to those experienced in periods prior to 2011 in the near future; and

•
a $60.8 million, or 37%, increase in customer care and billing operations due to higher payroll and related expenses associated with an increase in customer care personnel necessary to support a larger customer base in Brazil.

c.	Nextel Mexico

	Year Ended December 31, 2011	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2010	% of Nextel Mexico’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,165,575	96%	$2,023,129	96%	$142,446	7%
Handset and accessory revenues	83,872	4%	90,633	4%	(6,761)	(7)%
	2,249,447	100%	2,113,762	100%	135,685	6%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(435,964)	(19)%	(391,671)	(19)%	(44,293)	11%
Cost of handset and accessory sales	(436,246)	(20)%	(402,687)	(19)%	(33,559)	8%
	(872,210)	(39)%	(794,358)	(38)%	(77,852)	10%
Selling and marketing expenses	(287,519)	(13)%	(275,513)	(13)%	(12,006)	4%
General and administrative expenses	(342,471)	(15)%	(298,736)	(14)%	(43,735)	15%
Segment earnings	$747,247	33%	$745,155	35%	$2,092	—%
Nextel Mexico comprised 33% of our consolidated operating revenues and 34% of our consolidated subscriber base. In addition, Nextel Mexico generated a 33% segment earnings margin during 2011, which is slightly lower than the 35% margin realized in 2010.
As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010. We acquired this spectrum to support our deployment of a new WCDMA-based network that will enable us to offer new and differentiated services to a larger base of customers in Mexico. We began offering limited services using this new network in certain cities in Mexico in 2011, and we expect to begin offering those services in additional markets in Mexico in 2012. Development of this new network and investments in improvements in the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $387.3 million in 2011, which represents 27% of our consolidated capital expenditures and an increase compared to 2010. Continued development and deployment of the new network in Mexico will require significant investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We also expect to incur significant operating expenses in connection with the deployment of our new WCDMA-based network, including general and administrative and selling and marketing expenses, but do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network. As a result, Nextel Mexico's segment earnings margin declined 2% from 2010 to 2011, and we anticipate that Nextel Mexico's segment earnings margin will decrease further during the network deployment phase, particularly during the initial stages of deployment in 2012.
The average value of the Mexican peso appreciated relative to the U.S. dollar by about 2% during 2011 compared to the average rate that prevailed during 2010. As a result, the components of Nextel Mexico's results of operations for 2011 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar. Although the average value of the Mexican peso appreciated for the full year, that value experienced significant depreciation compared to the U.S. dollar late in the third quarter and for the remainder of 2011. The foreign currency exchange rate in effect at the end of 2011 reflects a substantial reduction in value of the peso from those experienced earlier in the year and is lower than the average value for the full year. If the value of the Mexican peso depreciates further relative to the U.S. dollar, Nextel Mexico's results of operations will be adversely affected.

Nextel Mexico’s segment earnings increased $2.1 million in 2011 compared to 2010 as a result of the following:

1.	Operating revenues

The $142.4 million, or 7%, increase in service and other revenues from 2010 to 2011 is primarily due to an increase in the average number of handsets in service resulting from subscriber growth across Nextel Mexico's markets, partially offset by a slightly lower average revenue per subscriber compared to 2010 resulting from the implementation of lower priced rate plans in response to the competitive environment in Mexico.

2.	Cost of revenues

The $44.3 million, or 11%, increase in cost of service from 2010 to 2011 resulted from a reduction in costs in 2010 associated with a one-time $22.4 million refund in excess fees paid for spectrum use that Nextel Mexico received, an increase in site and switch costs due to an increase in the number of cell sites in service in Mexico and an increase in interconnect costs related to more minutes of use, partially offset by the reduction in mobile termination rates that was implemented in Mexico for 2011.

The $33.6 million, or 8%, increase in cost of handset and accessory revenues from 2010 to 2011 is primarily the result of an increase in handset costs associated with promotions that use high-tier handset models to attract and retain customers, as well as an increase in the sale of handsets to new subscribers.

3.	General and administrative expenses

The $43.7 million, or 15%, increase in general and administrative expenses from 2010 to 2011 is primarily the result of higher payroll and related expenses associated with an increase in general and administrative personnel, as well as legal and other expenses relating to Nextel Mexico's acquisition of its 30 MHz nationwide spectrum license in 2010 and the defense and resolution of certain lawsuits relating to that license in 2011.

d.	Nextel Argentina

	Year Ended December 31, 2011	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2010	% of Nextel Argentina’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$596,566	92%	$517,432	92%	$79,134	15%
Handset and accessory revenues	52,360	8%	46,027	8%	6,333	14%
	648,926	100%	563,459	100%	85,467	15%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(186,744)	(29)%	(178,276)	(32)%	(8,468)	5%
Cost of handset and accessory sales	(88,060)	(13)%	(74,781)	(13)%	(13,279)	18%
	(274,804)	(42)%	(253,057)	(45)%	(21,747)	9%
Selling and marketing expenses	(64,332)	(10)%	(51,259)	(9)%	(13,073)	26%
General and administrative expenses	(141,000)	(22)%	(110,219)	(20)%	(30,781)	28%
Segment earnings	$168,790	26%	$148,924	26%	$19,866	13%
Nextel Argentina comprised 10% of our consolidated operating revenues and 13% of our consolidated subscriber base. In addition, Nextel Argentina generated a 26% segment earnings margin in both 2011 and 2010.
Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos, particularly personnel costs. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for 2011 depreciated relative to the U.S. dollar by 6% compared to the same period in 2010. As a result, the components of Nextel Argentina's results of operations for 2011 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Nextel Argentina's segment earnings increased $19.9 million, or 13%, in 2011 compared to 2010 primarily due to a $79.1 million, or 15%, increase in service and other revenues resulting from an increase in the average number of handsets in service. This increase was partially offset by higher selling and marketing costs necessary to expand Nextel Argentina's subscriber base and higher general and administrative expenses related to an increase in salaries, an increase in the turnover tax rate in Buenos Aires city, which became effective in January 2011, and an increase in sales by indirect dealers, resulting in higher commissions expense.

e.	Nextel Peru

	Year Ended December 31, 2011	% of Nextel Peru's Operating Revenues	Year Ended December 31, 2010	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$321,942	91%	$281,995	90%	$39,947	14%
Handset and accessory revenues	32,187	9%	30,021	10%	2,166	7%
	354,129	100%	312,016	100%	42,113	13%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(107,710)	(31)%	(100,048)	(32)%	(7,662)	8%
Cost of handset and accessory sales	(71,857)	(20)%	(62,810)	(20)%	(9,047)	14%
	(179,567)	(51)%	(162,858)	(52)%	(16,709)	10%
Selling and marketing expenses	(63,575)	(18)%	(55,783)	(18)%	(7,792)	14%
General and administrative expenses	(75,672)	(21)%	(71,112)	(23)%	(4,560)	6%
Segment earnings	$35,315	10%	$22,263	7%	$13,052	59%
Nextel Peru comprised 5% of our consolidated operating revenues and 13% of our consolidated subscriber base. In addition, Nextel Peru generated a 10% segment earnings margin in 2011, which increased from the 7% margin reported in 2010.
In December 2009, we launched a new WCDMA-based network in Peru using 1.9 GHz spectrum we acquired in 2007. We commercially launched Direct Connect services supported by this new network in September 2011 following the earlier launch of data and voice services, and we will continue to develop and deploy transmitter and receiver sites in conjunction with the build-out of this network. We expect to continue to incur incremental expenses as we launch services in more markets and incorporate additional services and broader handset offerings in existing markets in Peru; however, we do not expect a corresponding increase in operating revenues during this initial deployment phase. We believe that this new network will enable us to offer new and differentiated services to a larger base of potential customers in Peru.

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
Segment earnings increased $13.1 million, or 59%, in 2011 compared to 2010, primarily due to a $39.9 million, or 14%, increase in service and other revenues, which was largely attributable to a 33% increase in average subscribers, partially offset by a decrease in average revenue per subscriber attributable, in part, to an increase in the number of subscribers purchasing prepaid service plans, which generally produce lower monthly recurring revenues. The increase in Nextel Peru's service and other revenues was partially offset by an increase in both cost of handset and accessory sales and selling and marketing expenses.

f.	Corporate and other

	Year Ended December 31, 2011	% of Corporate and other Operating Revenues	Year Ended December 31, 2010	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$30,005	99%	$24,382	100%	$5,623	23%
Handset and accessory revenues	171	1%	109	—%	62	57%
	30,176	100%	24,491	100%	5,685	23%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(35,715)	(118)%	(15,083)	(62)%	(20,632)	137%
Cost of handset and accessory sales	(4,999)	(17)%	(5,681)	(23)%	682	(12)%
	(40,714)	(135)%	(20,764)	(85)%	(19,950)	96%
Selling and marketing expenses	(78,112)	(259)%	(24,087)	(98)%	(54,025)	224%
General and administrative expenses	(340,341)	NM	(278,700)	NM	(61,641)	22%
Segment losses	$(428,991)	NM	$(299,060)	NM	$(129,931)	43%
_______________________________________
NM-Not Meaningful
The "Corporate and other" segment includes our Chilean operations and our corporate operations in the U.S. For 2011, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We are deploying a new WCDMA-based network in Chile, which we believe will enable us to offer new and differentiated services to a larger base of potential customers. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $115.5 million for 2011, which represented 8% of our consolidated total capital expenditures. Deployment of this new network and other planned network expansions in Chile will require significant investments in capital expenditures over the next several years.
Segment losses increased in 2011 compared to 2010 primarily due to the following:

•
a $61.6 million, or 22%, increase in general and administrative expenses, largely due to an increase in corporate information technology costs, as well as an increase in consulting expenses, both of which were primarily incurred at the corporate level and are largely related to the planned launch of the new WCDMA-based networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets and as an increasing level of costs relating to those initiatives are incurred centrally to support our business across our markets; and

•	a $54.0 million increase in selling and marketing expenses, partially related to the launch of our new brand identity in 2011.

2.	Year Ended December 31, 2010 vs. Year Ended December 31, 2009

a.	Consolidated

	Year Ended December 31, 2010	% of Consolidated Operating Revenues	Year Ended December 31, 2009	% of Consolidated Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$5,347,724	95%	$4,153,548	94%	$1,194,176	29%
Digital handset and accessory revenues	253,592	5%	244,051	6%	9,541	4%
	5,601,316	100%	4,397,599	100%	1,203,717	27%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,506,019)	(27)%	(1,225,222)	(28)%	(280,797)	23%
Cost of digital handset and accessory sales	(723,115)	(13)%	(623,733)	(14)%	(99,382)	16%
	(2,229,134)	(40)%	(1,848,955)	(42)%	(380,179)	21%
Selling and marketing expenses	(680,434)	(12)%	(536,150)	(12)%	(144,284)	27%
General and administrative expenses	(1,261,355)	(22)%	(902,313)	(21)%	(359,042)	40%
Depreciation and amortization	(552,980)	(10)%	(433,304)	(10)%	(119,676)	28%
Operating income	877,413	16%	676,877	15%	200,536	30%
Interest expense, net	(342,204)	(6)%	(218,844)	(5)%	(123,360)	56%
Interest income	28,841	—%	25,586	1%	3,255	13%
Foreign currency transaction gains (losses), net	52,374	1%	104,866	2%	(52,492)	(50)%
Other expense, net	(18,686)	—	(2,308)	—%	(16,378)	NM
Income before income tax provision	597,738	11%	586,177	13%	11,561	2%
Income tax provision	(256,686)	(5)%	(204,686)	(4)%	(52,000)	25%
Net income	$341,052	6%	$381,491	9%	$(40,439)	(11)%
_______________________________________
NM-Not Meaningful

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

2.  Cost of revenues

The $280.8 million, or 23%, increase in consolidated cost of service from 2009 to 2010 is principally a result of the following:

•
a $173.1 million, or 28%, increase in consolidated interconnect costs, mostly in Brazil, resulting from an increase in the relative amount of minutes of use for calls that terminate on other carriers' networks and require the payment of call termination charges;

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

7.  Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $52.4 million and $104.9 million for the years ended December 31, 2010 and 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

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

b.	Nextel Brazil

	Year Ended December 31, 2010	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2009	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,504,469	97%	$1,631,156	94%	$873,313	54%
Digital handset and accessory revenues	86,802	3%	103,481	6%	(16,679)	(16)%
	2,591,271	100%	1,734,637	100%	856,634	49%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(822,320)	(32)%	(588,076)	(34)%	(234,244)	40%
Cost of digital handset and accessory sales	(177,156)	(7)%	(139,489)	(8)%	(37,667)	27%
	(999,476)	(39)%	(727,565)	(42)%	(271,911)	37%
Selling and marketing expenses	(273,816)	(10)%	(198,091)	(11)%	(75,725)	38%
General and administrative expenses	(512,287)	(20)%	(313,656)	(18)%	(198,631)	63%
Segment earnings	$805,692	31%	$495,325	29%	$310,367	63%

The average values of the Brazilian real for the year ended December 31, 2010 appreciated relative to the U.S. dollar by 12% compared to the average rates that prevailed during the year ended December 31, 2009. As a result, the components of Nextel Brazil's results of operations for 2010, after translation into U.S. dollars, reflect more significant increases in U.S. dollar revenues and expenses in our results than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

Nextel Brazil's segment earnings increased $310.4 million, or 63%, from the year ended December 31, 2009 to the same period in 2010 as a result of the following:

1.  Operating revenues

The $873.3 million, or 54%, increase in service and other revenues from 2009 to 2010 is mostly the result of an increase in the average number of digital handsets in service resulting from growth in Nextel Brazil's existing markets and the expansion of service coverage into newer markets, as well as an increase in average revenues per subscriber, primarily resulting from the appreciation of the real.

2.  Cost of revenues

The $234.2 million, or 40%, increase in cost of service from 2009 to the same period in 2010 is primarily due to the following:

•	a $137.5 million, or 42%, increase in interconnect costs due to an increase in interconnect minutes of use for calls that terminate on other carriers' networks;

•
a $46.0 million, or 60%, increase in service and repair costs due to an increase in the number of customers participating in Nextel Brazil's handset maintenance program, as well as an increase in repair costs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets; and

•
a $42.2 million, or 27%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites in service in Brazil from December 31, 2009 to December 31, 2010.

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

3.  Selling and marketing expenses

The $75.7 million, or 38%, increase in selling and marketing expenses from 2009 to 2010 is primarily due to the following:

•
a $30.5 million, or 35%, increase in direct commissions and payroll expenses due to an increase in gross subscriber additions by internal sales personnel and selling and marketing personnel necessary to support Nextel Brazil's growing subscriber base;

•	a $23.4 million, or 49%, increase in indirect commissions due to an increase in new handset sales by indirect dealers; and

•	a $20.3 million, or 37%, increase in advertising expenses as a result of increased magazine and television campaigns during 2010.

4.  General and administrative expenses

The $198.6 million, or 63%, increase in general and administrative expenses from 2009 to 2010 is principally due to the following:

•	a $90.2 million, or 60%, increase in other general corporate costs due to an increase in revenue-based taxes and general and administrative personnel;

•	a $58.7 million, or 56%, increase in customer care and billing operations due to an increase in customer care personnel; and

•	a $23.4 million, or 81%, increase in bad debt expense related to Nextel Brazil's operating revenue growth and a decrease in collection rates.

c.	Nextel Mexico

	Year Ended December 31, 2010	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2009	% of Nextel Mexico’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,023,129	96%	$1,785,230	96%	$237,899	13%
Digital handset and accessory revenues	90,633	4%	76,634	4%	13,999	18%
	2,113,762	100%	1,861,864	100%	251,898	14%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(391,671)	(19)%	(360,755)	(19)%	(30,916)	9%
Cost of digital handset and accessory sales	(402,687)	(19)%	(359,425)	(19)%	(43,262)	12%
	(794,358)	(38)%	(720,180)	(38)%	(74,178)	10%
Selling and marketing expenses	(275,513)	(13)%	(235,224)	(13)%	(40,289)	17%
General and administrative expenses	(298,736)	(14)%	(253,350)	(14)%	(45,386)	18%
Segment earnings	$745,155	35%	$653,110	35%	$92,045	14%

The average value of the Mexican peso for the year ended December 31, 2010 appreciated relative to the U.S. dollar by 7% compared to the average rate that prevailed during the year ended December 31, 2009. As a result, the components of Nextel Mexico's results of operations in 2010 after translation into U.S. dollars reflect higher U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

Nextel Mexico's segment earnings increased $92.0 million, or 14%, from 2009 to 2010 as a result of the following:

1.  Operating revenues

The $237.9 million, or 13%, increase in service and other revenues from 2009 to 2010 is primarily due to an increase in the average number of digital handsets in service resulting from subscriber growth across Nextel Mexico's existing markets and the general improvement in Mexico's economy, partially offset by a slight decrease in average revenue per subscriber.

2.  Cost of revenues

The $30.9 million, or 9%, increase in cost of service from 2009 to 2010 is largely due to an increase in the proportion of interconnect minutes of use for calls that terminate on other carriers' networks, which generally have a higher cost per minute, partially offset by a $22.4 million refund that Nextel Mexico received in 2010 for excess fees paid for spectrum use while Nextel Mexico's applications to renew some of its spectrum licenses were pending.

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

d.	Nextel Argentina

	Year Ended December 31, 2010	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2009	% of Nextel Argentina’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$517,432	92%	$482,985	93%	$34,447	7%
Digital handset and accessory revenues	46,027	8%	36,735	7%	9,292	25%
	563,459	100%	519,720	100%	43,739	8%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(178,276)	(32)%	(176,011)	(34)%	(2,265)	1%
Cost of digital handset and accessory sales	(74,781)	(13)%	(65,137)	(12)%	(9,644)	15%
	(253,057)	(45)%	(241,148)	(46)%	(11,909)	5%
Selling and marketing expenses	(51,259)	(9)%	(43,430)	(8)%	(7,829)	18%
General and administrative expenses	(110,219)	(20)%	(86,339)	(17)%	(23,880)	28%
Segment earnings	$148,924	26%	$148,803	29%	$121	—%

The average values of the Argentine peso for the year ended December 31, 2010 depreciated relative to the U.S. dollar by 5% from 2009. As a result, the components of Nextel Argentina's results of operations for 2010 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

Nextel Argentina's segment earnings did not change significantly from 2009 to 2010; however, Nextel Argentina's segment earnings margin decreased 3% from 2009 to 2010 primarily due to a $23.9 million, or 28%, increase in general and administrative expenses. The increase in general and administrative expenses primarily reflects the impact of a one-time turnover tax refund from the city of Buenos Aires received in the second quarter of 2009, as well as an increase in salaries and other employee benefits.

The changes in Nextel Argentina's cost of revenues and selling and marketing expenses as percentages of its operating revenues from 2009 to 2010 were immaterial.

e.	Nextel Peru

	Year Ended December 31, 2010	% of Nextel Peru's Operating Revenues	Year Ended December 31, 2009	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$281,995	90%	$241,282	90%	$40,713	17%
Digital handset and accessory revenues	30,021	10%	27,103	10%	2,918	11%
	312,016	100%	268,385	100%	43,631	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(100,048)	(32)%	(92,037)	(34)%	(8,011)	9%
Cost of digital handset and accessory sales	(62,810)	(20)%	(56,156)	(21)%	(6,654)	12%
	(162,858)	(52)%	(148,193)	(55)%	(14,665)	10%
Selling and marketing expenses	(55,783)	(18)%	(40,866)	(15)%	(14,917)	37%
General and administrative expenses	(71,112)	(23)%	(64,721)	(24)%	(6,391)	10%
Segment earnings	$22,263	7%	$14,605	6%	$7,658	52%

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

Nextel Peru's segment earnings increased 52% from the year ended December 31, 2009 to the same period in 2010 due to a $40.7 million, or 17%, increase in service and other revenues largely attributable to a 30% increase in average digital subscribers, partially offset by a decrease in average revenue per subscriber. This increase in Nextel Peru's service and other revenues was partially offset by a $14.9 million, or 37%, increase in selling and marketing expenses primarily resulting from more advertising campaigns in Peru throughout 2010.

The changes in Nextel Peru's cost of revenues and general and administrative expenses as percentages of its operating revenues from 2009 to 2010 were immaterial.

f.	Corporate and other

	Year Ended December 31, 2010	% of Corporate and other Operating Revenues	Year Ended December 31, 2009	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$24,382	100%	$13,988	99%	$10,394	74%
Digital handset and accessory revenues	109	—%	98	1%	11	11%
	24,491	100%	14,086	100%	10,405	74%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(15,083)	(62)%	(9,436)	(67)%	(5,647)	60%
Cost of digital handset and accessory sales	(5,681)	(23)%	(3,526)	(25)%	(2,155)	61%
	(20,764)	(85)%	(12,962)	(92)%	(7,802)	60%
Selling and marketing expenses	(24,087)	(98)%	(18,539)	(132)%	(5,548)	30%
General and administrative expenses	(278,700)	NM	(184,247)	NM	(94,453)	51%
Segment losses	$(299,060)	NM	$(201,662)	NM	$(97,398)	48%
_______________________________________
NM-Not Meaningful

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
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of December 31, 2011, we had working capital, which is defined as total current assets less total current liabilities, of $2,202.3 million, a $34.4 million increase compared to working capital of $2,167.9 million as of December 31, 2010. The increase in working capital was primarily a result of $1,424.9 million in net proceeds received from the issuance of our 7.625% senior notes during 2011, partially offset by the purchase of $890.2 million face amount of our 3.125% convertible notes, as well as the reclassification of the remaining $209.8 million of our 3.125% convertible notes, which will mature in June 2012, as current portion of long-term debt, which is a current liability. As of December 31, 2011, our working capital includes $2,322.9 million in cash and cash equivalents, of which $277.0 million was held in currencies other than U.S. dollars, with 81% of that amount held in Mexican pesos. As of December 31, 2011, our working capital also includes $343.4 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

We expect our current sources of funding, including our cash, cash equivalent and investment balances, funding available under our new equipment financing facility in Mexico, funding available under committed financings and other anticipated future cash flows from our operations will together be sufficient to meet our business plan, including our debt service obligations. Nonetheless, we plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. To meet these goals, we expect to pursue various financing alternatives, including U.S. capital market transactions, as well as locally-based equipment and bank financing opportunities.
Cash Flows

	Year Ended December 31,			Change from 2010 to 2011	Change from 2009 to 2010
	2011	2010	2009
	(in thousands)
Cash and cash equivalents, beginning of year	$1,767,501	$2,504,064	$1,243,251	$(736,563)	$1,260,813
Net cash provided by operating activities	978,767	890,814	864,755	87,953	26,059
Net cash used in investing activities	(906,659)	(1,176,737)	(796,360)	270,078	(380,377)
Net cash provided by (used in) financing activities	525,003	(461,163)	1,215,306	986,166	(1,676,469)
Effect of exchange rate changes on cash and cash equivalents	(41,693)	10,523	(22,888)	(52,216)	33,411
Cash and cash equivalents, end of year	$2,322,919	$1,767,501	$2,504,064	$555,418	$(736,563)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $978.8 million of cash during 2011, an $88.0 million, or 10%, increase from 2010. Our operating activities provided us with $890.8 million of cash during 2010, a $26.1 million, or 3%, increase from 2009. Both increases in cash from operating activities were due primarily to higher operating income resulting from our profitable growth strategy, partially offset by increases in working capital investments due to the continued growth of our business, as well as higher interest payments associated with new debt we issued in 2010 and 2011.

We used $906.7 million of cash in our investing activities during 2011, including $1,061.2 million in cash capital expenditures and $138.7 million for the purchase of licenses, the majority of which was related to a 10% down payment for spectrum licenses that Nextel Brazil was granted in June 2011, partially offset by $178.6 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, resulting from a reduction in our overall level of investments, and the return of $77.2 million in cash that secured performance bonds related to our spectrum acquisition in Chile.

We used $1,176.7 million of cash in our investing activities during 2010, a $380.4 million increase from 2009, primarily due to a $418.5 million increase in cash used to purchase investments, net of proceeds from sales.

Our financing activities provided us with $525.0 million of cash during 2011, including $1,439.5 million in gross proceeds that we received from the issuance of our 7.625% senior notes and $693.0 million in borrowings from two Brazilian banks that we used to repay the remainder of the original spectrum license financing with the Brazilian telecommunications regulator, partially offset by the purchase of $890.2 million face amount of our 3.125% convertible notes, the repayment of $683.9 under our Brazil spectrum license financing, the principal repayment of $264.9 million under our syndicated loan facilities in Mexico, Brazil and Peru and debt financing costs related to our 7.625% senior notes.

We used $461.2 million of cash in our financing activities during 2010 due primarily to $443.0 million in purchases of our convertible notes, as well as repayments of our short-term financings in Brazil, partially offset by $130.0 million in borrowings under Nextel Peru’s syndicated loan facility and borrowings under our short-term financings in Brazil.

D.	Future Capital Needs and Resources
Our business strategy contemplates the deployment of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we have commercially launched services using our new WCDMA-based network in Peru, including the development and launch of Direct Connect services on that network, and taken steps to deploy new WCDMA-based networks in Brazil, Mexico and Chile, with plans to begin offering services using those new networks in all three of these markets in 2012. We expect our capital expenditures will increase in 2012 and 2013 as we continue to invest in the deployment of these new networks and that our capital expenditures in 2012 will be higher than in 2011. We have also substantially expanded the capacity of our iDEN network, particularly in Brazil, and expect to continue to make investments to improve the quality and capacity of that network.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Mexico and Chile, committed financings, cash flows generated by our operating companies and external financial sources that may be available. Our ongoing capital resources may also be affected by the availability of funding from external sources, including the availability of funding from the U.S. capital markets and from local equipment and bank financing or similar arrangements.
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
Financing Activities.  Over the last three years, we have been pursuing various financing alternatives, including U.S. capital market transactions, vendor financing and local bank financing, to provide funding both to support our planned deployment of new WCDMA-based networks and to meet our scheduled debt service obligations.
The following is a summary of the significant financing transactions we have executed over this time period. We currently intend to use the proceeds we raised from these transactions to support the continued growth of our business and to fund our next generation business plan.
In August 2009, we issued senior notes with $800.0 million aggregate principal amount due at maturity for total cash proceeds of $762.5 million, after deducting original issue discount and commissions. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning February 15, 2010. The notes will mature on August 15, 2016 when the entire principal amount of $800.0 million will be due.
In December 2009, we issued senior notes with $500.0 million aggregate principal amount due at maturity for total cash proceeds of about $486.6 million, after deducting original issue discount and commissions. The notes bear interest at a rate of 8.875% per year, which is payable semi-annually in arrears on June 15 and December 15, beginning June 15, 2010. The notes will mature on December 15, 2019 when the entire principal amount of $500.0 million will be due.
In March 2011 and December 2011, we issued senior notes with $750.0 million and $700.0 million, respectively, aggregate principal amounts due at maturity for total cash proceeds of $1,424.9 million, after deducting original issue and underwriting discounts, commissions and offering expenses. The notes bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning, with respect to the notes issued in March, on October 1, 2011. The notes will mature on April 1, 2021 when the entire principal amount of $1,450.0 million will be due.
In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum, which was paid in Brazilian currency, was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction.
In December 2011, Nextel Brazil borrowed funds from two Brazilian banks and utilized the proceeds of those borrowings to repay the remaining unpaid purchase price relating to the spectrum acquired in Brazil. Both of the loans from the Brazilian banks are denominated in Brazilian reais. In the first of the two spectrum financing transactions, we issued the equivalent of $351.8 million in obligations that are required to be repaid semi-annually over a five-year period. Principal of the borrowings under the first transaction is payable beginning in May 2014. In the second transaction, we issued the equivalent of $341.2 million in obligations that are required to be repaid quarterly over a seven-year period. Principal of the borrowings under the second transaction is payable beginning in March 2014. Borrowings under the first transaction mature on November 11, 2016, and borrowings under the second transaction mature on December 8, 2018.
In July 2011, Nextel Mexico entered into a $375.0 million U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network in Mexico. This financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2011, Nextel Mexico had borrowed $7.6 million under this facility.
In December 2011, Nextel Mexico entered into a Mexican peso-denominated term loan facility providing for borrowings of up to an equivalent of $300.0 million with three Mexican banks. Principal under this loan agreement is payable in one lump sum in December 2016. As of December 31, 2011, Nextel Mexico had borrowed all amounts available under this loan facility.
We have also entered into a number of less significant local financing arrangements, including market-based syndicated loan and equipment financing facilities in Peru and Chile and various other financings in Brazil.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to enhance our iDEN networks, as discussed below under “Capital Expenditures;”

•	operating expenses and capital expenditures related to the deployment of our new WCDMA-based networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum, in Argentina;

•	payments in connection with existing and future spectrum purchases;

•	debt service requirements, including significant upcoming maturities in the next two years, and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction and the costs of acquiring that spectrum or the costs of the related network deployment, other than in Mexico, Brazil, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments, equipment financing or other available financing.
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2011. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Senior notes (1)	$234,938	$469,875	$1,269,875	$2,580,656	$4,555,344
Spectrum fees (2)	102,489	204,978	204,875	1,230,153	1,742,495
Purchase obligations (3)	991,757	315,030	4,246	6,194	1,317,227
Operating leases (4)	185,966	332,867	265,568	430,267	1,214,668
Spectrum financing (5)	84,204	347,224	457,487	154,911	1,043,826
Capital leases and tower financing obligations (6)	86,737	174,801	167,947	333,866	763,351
General financing (7)	172,994	115,456	370,108	21,348	679,906
Convertible notes (1)	213,066	—	—	23	213,089
Equipment financing (8)	38,879	66,463	43,026	54,227	202,595
Import financing (9)	173,954	—	—	—	173,954
Other long-term obligations (10)	64,466	57,389	59,683	307,369	488,907
Total contractual commitments	$2,349,450	$2,084,083	$2,842,815	$5,119,014	$12,395,362
_______________________________________

(1)	These amounts include estimated principal and interest payments over the full term of the obligation, assuming the current payment schedule.

(2)	These amounts are subject to increases in the Mexican Consumer Pricing Index.

(3)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(4)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(5)	These amounts include principal and interest payments associated with Nextel Brazil's spectrum financing.

(6)
These amounts represent principal and interest payments due under our co-location agreements, including with American Tower Corporation, or American Tower, our tower financing arrangements with American Tower and our corporate aircraft lease. The amounts related to our aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our corporate aircraft.

(7)	These amounts represent principal and interest payments associated with certain banks loans in Brazil and Mexico, as well as our syndicated loan facilities in Brazil and Peru.

(8)
These amounts include loan agreements with the China Development Bank in both Mexico and Chile to finance infrastructure equipment and assist in the deployment of the new WCDMA-based networks in these markets. The aggregate amount available for borrowing under these loan agreements in Mexico and Chile is $525.0 million.

(9)	This amount represents principal and interest payments due under our import financing agreements in Brazil.

(10)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $1,453.7 million for 2011, $876.0 million for 2010 and $733.2 million for 2009. In 2009 and 2010, a substantial portion of our capital expenditures was invested in the expansion of the coverage of our iDEN networks, and in each of the past three years, a substantial portion of our capital expenditures went to the improvement of the quality and capacity of our iDEN networks in Brazil and Mexico, as well as for the deployment of our existing and planned WCDMA-based networks in Peru (primarily in 2010) and in Brazil, Mexico and Chile (primarily in 2011).
Our business strategy contemplates the deployment of new WCDMA-based networks, as well as the ongoing expansion of the capacity and enhancement of the quality of our iDEN networks. Consistent with this strategy, we have deployed and launched services using a WCDMA-based network in Peru and are in the process of deploying similar networks in Chile, Brazil and Mexico. In addition, we plan to participate in the spectrum auction that is expected to be conducted in Argentina in 2012, and if we are successful in acquiring spectrum in that auction, we plan to deploy a WCDMA-based network there consistent with applicable regulatory requirements and our business strategy. We have also made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. The purchase of spectrum and deployment of new third generation networks across our markets, as well as our expansion of the capacity and enhancement of the quality of our iDEN networks, will result in continued increases in our capital expenditures in 2012 and 2013 compared to 2011, with the amount and timing of those additional capital expenditures dependent on, among other things, our business plans, the payment rules associated with the spectrum and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.
We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments, borrowings under equipment financing facilities, including our financing facilities in Mexico and Chile and proceeds from external funding sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

•	the amount we spend to deploy our new networks in Brazil, Mexico, Peru and Chile, including for additional transmitter and receiver sites required to support WCDMA-based networks;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•
the number of additional transmitter and receiver sites we build in order to increase system capacity and maintain system quality and meet the demands of our growing customer base, as well as the costs associated with the installation of related switching equipment in some of our existing market areas;

•	the costs we incur in connection with future spectrum acquisitions and, if we are successful in acquiring spectrum, the development and deployment of any third generation networks in Argentina; and

•	the costs we incur in connection with non-network related information technology projects.
Our future capital expenditures may also be affected by future technology improvements and technology choices.
Future Outlook.    Our business strategy contemplates the deployment of new WCDMA-based networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum in the upcoming auction, in Argentina. We also expect that we will need to continue to increase the capacity of our iDEN networks while we build our new networks to meet the demands of our growing customer base. Accordingly, we expect that our capital expenditures will increase in 2012 and 2013, and that our capital expenditures will be higher in 2012 than in 2011, as we invest in these networks. We also expect that we will experience a significant increase in operating expenses associated with the deployment of our new networks during that time.
Based on our assessment of these and our other funding needs, as well as our current funding sources, we believe that our current cash, cash equivalents and investment balances, financing available under existing equipment financing facilities, including our financing facilities in Mexico and Chile, committed financings and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business, our planned deployment of WCDMA-based networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum in the upcoming auction, in Argentina.
The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness. We have pursued, and will continue to evaluate and pursue, various financing alternatives, including U.S. capital market transactions, as well as locally-based equipment and bank financing opportunities, that can be used to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. We expect to continue to obtain additional funding using one or more of these alternatives. Any indebtedness that we may incur in the coming years may be significant.
In making this assessment of our funding needs under our current business plans, we have considered:

•	cash and cash equivalents on hand and short- and long-term investments available to fund our operations;

•	expected cash flows from our operations;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•
the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of new WCDMA-based networks in Brazil, Mexico and Chile and, if we are successful in acquiring spectrum in the upcoming auction, in Argentina;

•	our scheduled debt service and other contractual obligations, which include significant debt maturities in the next several years; and

•	income taxes.
 In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein as to the adequacy of the available sources of cash, could change significantly:

•	if our plans change;

•	if we decide to expand into new markets or expand our geographic coverage or network capacity in our existing markets beyond our current plans, as a result of the construction of additional portions of our networks or the acquisition of competitors or others;

•	if currency values in our markets depreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in any of our markets change;

•	if competitive practices in the mobile wireless telecommunications industry in our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.
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
From time to time in recent years, volatile market conditions in debt and equity markets in the United States and global markets have had an adverse impact on the amount of funding available to corporate borrowers as the global economic downturn affected both the availability and terms of financing. Volatility in the capital markets could result in declines in the availability of funding, which could make it more difficult or more costly for us to raise additional capital in order to meet our future funding needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See “Item 1A. Risk Factors 4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.”

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
There were no new accounting standards issued during the year ended December 31, 2011 that materially impacted our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our senior notes, our convertible notes and our syndicated loan facilities in Brazil and Peru. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile pay the purchase price for some capital assets and the majority of handsets in U.S. dollars, but generate revenue from their operations in local currency.
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2011, Nextel Mexico and Nextel Peru entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2011, $3,407.3 million, or 70%, of our total consolidated debt was fixed rate debt, and the remaining $1,451.0 million, or 30%, of our total consolidated debt was variable rate debt.
The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2011 for both our fixed and variable rate debt obligations, including our senior notes, our convertible notes, our syndicated loan facilities in Brazil and Peru, our bank financing in Brazil, our bank loans in Brazil and Mexico and our tower financing obligations, as well as the notional amounts of our purchased currency call options and written currency put options, all of which have been determined at their fair values.
The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2010 reflect changes in applicable market conditions during 2011. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2011		2010
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$248,484	$39,604	$29,034	$12,227	$802,312	$1,979,322	$3,110,983	$3,240,652	$2,453,478	$2,559,478
Average Interest Rate	2.9%	2.0%	2.4%	1.9%	10.0%	7.9%	7.9%		6.6%
Fixed Rate (MP)	$7,248	$9,378	$11,103	$13,166	$15,640	$90,523	$147,058	$147,058	$131,715	$131,715
Average Interest Rate	15.7%	15.7%	15.7%	15.7%	15.7%	15.6%	15.6%		15.6%
Fixed Rate (BR)	$10,462	$12,307	$12,875	$14,669	$17,577	$81,309	$149,199	$148,259	$111,056	$111,056
Average Interest Rate	16.1%	16.7%	18.2%	19.5%	20.4%	19.7%	19.1%		22.7%
Variable Rate (US$)	$116,781	$27,258	$27,258	$25,161	$25,162	$50,104	$271,724	$261,434	$587,058	$585,281
Average Interest Rate	3.4%	4.7%	4.7%	4.6%	4.6%	3.6%	3.9%		2.7%
Variable Rate (MP)	$—	$—	$—	$—	$292,486	$—	$292,486	$250,213	$—	$—
Average Interest Rate	—%	—%	—%	—%	6.8%	—%	6.8%		—%
Variable Rate (BR)	$193,798	$—	$185,520	$185,521	$185,522	$136,475	$886,836	$962,889	$59,353	$61,509
Average Interest Rate	2.9%	—%	12.5%	12.5%	12.5%	12.5%	10.4%		12.1%

Item 8.	Financial Statements and Supplementary Data
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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

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

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in  Internal Control - Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm.

Remediation of the Material Weakness

During the quarter ended December 31, 2010 and continuing through the quarter ended September 30, 2011, we reported a material weakness in internal control over financial reporting related to the incorrect recording of payments for, and our right to seek reimbursement for, certain value-added taxes, or VAT, in our Brazil operating segment. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Throughout 2011, we implemented certain process improvements and internal controls designed to strengthen the control environment and remediate the material weakness. In particular:

•	redesigned the areas of the financial close process related to communication and incorporation of changes to tax laws to ensure they are incorporated into the internal reporting process;

•
significantly increased our staffing levels, modified the compensation structure, improved documentation related to roles and responsibilities during the close process and provided training to facilitate our compliance with the ongoing and new procedures;

•	designed and implemented new key controls, including additional validations and reviews performed on a monthly basis, to ensure the accuracy and completeness of our value-added taxes; and

•	continued to work on system improvements that are expected to automate certain procedures that would reduce reliance on manual procedures.

As of December 31, 2011, management performed an evaluation of the effectiveness of the aforementioned internal controls and concluded that the control enhancements described above sufficiently remediated the material weakness identified.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

Page
Schedule II — Valuation and Qualifying Accounts	F-47

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.
(b) Exhibits. See Item 15(a)(3) above.
(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman Vice President and Controller (On behalf of the registrant and as Principal Accounting Officer)
February 23, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Signature	Title

/s/ Steven M. Shindler	Executive Chairman of the Board of Directors
Steven M. Shindler

/s/ Steven P. Dussek	Chief Executive Officer and Director
Steven P. Dussek

/s/ Gokul Hemmady	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Gokul Hemmady

/s/ Kevin L. Beebe	Director
Kevin L. Beebe

/s/ Raymond P. Dolan	Director
Raymond P. Dolan

/s/ Donald Guthrie	Director
Donald Guthrie

/s/ Charles M. Herington	Director
Charles M. Herington

/s/ Carolyn Katz	Director
Carolyn Katz

/s/ Rosendo G. Parra	Director
Rosendo G. Parra

/s/ John W. Risner	Director
John W. Risner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 23, 2012

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,322,919	$1,767,501
Short-term investments	343,422	537,539
Accounts receivable, less allowance for doubtful accounts of $66,252 and $41,282	858,471	788,000
Handset and accessory inventory	277,291	227,191
Deferred income taxes, net	192,712	186,988
Prepaid expenses and other	310,233	393,658
Total current assets	4,305,048	3,900,877
Property, plant and equipment, net	3,490,474	2,960,046
Intangible assets, net	1,182,203	433,208
Deferred income taxes, net	417,966	486,098
Other assets	411,203	410,458
Total assets	$9,806,894	$8,190,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$377,679	$300,030
Accrued expenses and other	992,410	827,253
Deferred revenues	159,150	158,690
Current portion of long-term debt	573,465	446,995
Total current liabilities	2,102,704	1,732,968
Long-term debt	4,253,171	2,818,423
Deferred revenues	15,585	20,476
Deferred credits	61,145	88,068
Other long-term liabilities	243,335	211,179
Total liabilities	6,675,940	4,871,114
Commitments and contingencies (Note 7)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2011 and 2010, no shares issued or outstanding — 2011 and 2010	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2011 and 2010, 171,177 shares issued and outstanding — 2011, 169,661 shares issued and outstanding — 2010	171	169
Paid-in capital	1,440,079	1,364,705
Retained earnings	2,214,754	2,015,950
Accumulated other comprehensive loss	(524,050)	(61,251)
Total stockholders’ equity	3,130,954	3,319,573
Total liabilities and stockholders’ equity	$9,806,894	$8,190,687

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenues
Service and other revenues	$6,403,154	$5,347,724	$4,153,548
Digital handset and accessory revenues	316,190	253,592	244,051
	6,719,344	5,601,316	4,397,599
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,786,066	1,506,019	1,225,222
Cost of digital handsets and accessories	859,372	723,115	623,733
Selling, general and administrative	2,511,857	1,941,789	1,438,463
Depreciation	618,412	518,774	404,062
Amortization	38,929	34,206	29,242
	5,814,636	4,723,903	3,720,722
Operating income	904,708	877,413	676,877
Other expense
Interest expense, net	(322,501)	(342,204)	(218,844)
Interest income	34,224	28,841	25,586
Foreign currency transaction (losses) gains, net	(36,975)	52,374	104,866
Other expense, net	(37,305)	(18,686)	(2,308)
	(362,557)	(279,675)	(90,700)
Income before income tax provision	542,151	597,738	586,177
Income tax provision	(343,347)	(256,686)	(204,686)
Net income	$198,804	$341,052	$381,491
Net income, per common share, basic	$1.17	$2.03	$2.30
Net income, per common share, diluted	$1.15	$1.99	$2.27
Weighted average number of common shares outstanding, basic	170,601	168,160	166,042
Weighted average number of common shares outstanding, diluted	172,781	175,709	174,014

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands)

					Accumulated Other Comprehensive (Loss)Income
	Common Stock		Paid-in Capital	Retained Earnings	Unrealized (Loss) Income on Derivatives and Investments	Cumulative Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009	165,782	$166	$1,158,925	$1,293,407	$(1,359)	$(539,016)	$1,912,123
Net income	—	—	—	381,491	—	—	381,491
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	373,272	373,272
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	(665)	—	(665)
Total comprehensive income	—	—	—	—	—	—	754,098
Tax deficiency on current period exercise of stock options	—	—	(5,267)	—	—	—	(5,267)
Share-based payment expense for equity-based awards	—	—	70,213	—	—	—	70,213
Exercise of stock options	948	—	15,670	—	—	—	15,670
Balance, December 31, 2009	166,730	166	1,239,541	1,674,898	(2,024)	(165,744)	2,746,837
Net income	—	—	—	341,052	—	—	341,052
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	109,411	109,411
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	(2,894)	—	(2,894)
Total comprehensive income	—	—	—	—	—	—	447,569
Share-based payment expense for equity-based awards	—	—	65,853	—	—	—	65,853
Exercise of stock options	2,931	3	57,682	—	—	—	57,685
Other	—	—	1,629	—	—	—	1,629
Balance, December 31, 2010	169,661	169	1,364,705	2,015,950	(4,918)	(56,333)	3,319,573
Net income	—	—	—	198,804	—	—	198,804
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	—	—	—	—	—	(462,457)	(462,457)
Other losses on available-for-sale securities and derivatives, net of income taxes	—	—	—	—	(342)	—	(342)
Total comprehensive income	—	—	—	—	—	—	(263,995)
Purchase of convertible notes	—	—	(17,693)	—	—	—	(17,693)
Share-based payment expense for equity-based awards	—	—	59,985	—	—	—	59,985
Exercise of stock options	1,526	2	24,967	—	—	—	24,969
Other	(10)	—	8,115	—	—	—	8,115
Balance, December 31, 2011	171,177	$171	$1,440,079	$2,214,754	$(5,260)	$(518,790)	$3,130,954
The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$198,804	$341,052	$381,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	47,913	63,136	58,402
Depreciation and amortization	657,341	552,980	433,304
Provision for losses on accounts receivable	161,853	75,904	86,961
Foreign currency transaction losses (gains), net	36,975	(52,374)	(104,866)
Deferred income tax benefit	(15,673)	(27,750)	(24,783)
Share-based payment expense	59,985	66,285	70,716
Other, net	30,256	23,711	(5,338)
Change in assets and liabilities:
Accounts receivable, gross	(336,889)	(223,259)	(184,640)
Handset and accessory inventory	(3,120)	37,299	(7,284)
Prepaid expenses and other	(20,387)	(4,492)	(44,644)
Other long-term assets	4,562	(137,751)	2,054
Accounts payable, accrued expenses and other	157,147	176,073	203,382
Net cash provided by operating activities	978,767	890,814	864,755
Cash flows from investing activities:
Capital expenditures	(1,061,209)	(691,759)	(649,578)
Purchase of long-term and short-term investments	(2,298,409)	(1,840,193)	(964,489)
Proceeds from sales of long-term and short-term investments	2,476,986	1,416,545	959,368
Transfers to restricted cash	(26,113)	(98,542)	(124,822)
Transfers from restricted cash	136,467	99,100	17,752
Payments for acquisitions, purchases of licenses and other	(134,381)	(61,888)	(34,591)
Net cash used in investing activities	(906,659)	(1,176,737)	(796,360)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,439,500	—	1,249,078
Borrowings under syndicated loan facilities and other	1,153,211	175,029	78,857
Proceeds from stock option exercise	24,968	57,685	15,671
Purchases of convertible notes	(904,200)	(442,972)	—
Repayments under spectrum license financing	(683,878)	—	—
Repayments under syndicated loan facilities and other borrowings	(374,679)	(170,299)	(122,765)
Repayments of import financing	(129,919)	(80,606)	(5,535)
Net cash provided by (used in) financing activities	525,003	(461,163)	1,215,306
Effect of exchange rate changes on cash and cash equivalents	(41,693)	10,523	(22,888)
Net increase (decrease) in cash and cash equivalents	555,418	(736,563)	1,260,813
Cash and cash equivalents, beginning of year	1,767,501	2,504,064	1,243,251
Cash and cash equivalents, end of year	$2,322,919	$1,767,501	$2,504,064
The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies
Operations.  We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of customers who use our services to improve the productivity of their businesses and customers who make the individual decision to use our service for both professional and personal needs. Our customers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our third generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Brazil, Mexico, Argentina, Peru and Chile. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes, lower wireline service penetration and the expanded coverage of wireless networks in these business centers encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and a broader geographic area in order to reach more potential customers and to meet the requirements of our spectrum licenses.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on our 800 MHz spectrum holdings in all of our markets. Our current and planned third generation networks will utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone service;

•	Nextel Direct Connect® and International Direct Connect® service, which allows subscribers to talk to each other instantly, on a “push-to-talk” basis, for private one-to-one calls or group calls;

•
value-added services, including text messaging services; mobile internet services; e-mail services; location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the Android open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business customers improve their productivity; and

•	international roaming services.
We commercially launched our new WCDMA-based network in Peru in 2010 and are currently in the process of designing and building new WCDMA networks in Brazil, Chile and Mexico. We expect to begin offering services supported by these new networks in 2012.
Out-of-Period Adjustment.  Our operating results for 2011 include additional expenses resulting from out-of-period adjustments related to income taxes and software development costs at our corporate headquarters in the U.S. and, to a lesser extent, non-income based taxes in our Brazil operating segment. The out-of-period income tax adjustment ($7.9 million) recorded in 2011 in the U.S. reduced by an equal amount the valuation allowance that would have otherwise been required to be recognized in 2011 against our U.S. deferred tax assets. The effect of these out-of-period adjustments understated operating income, net income and net income per basic and diluted common share for the year ended December 31, 2011 by approximately $15.7 million, $20.0 million, $0.12 and $0.12, respectively, and understated operating income, net income and net income per basic and diluted common share for the three months ended December 31, 2011 by approximately $5.6 million, $9.5 million, $0.06 and $0.06, respectively. The errors were not material to our consolidated financial statements for the periods in which the errors originated nor was the correction of those errors material to our consolidated financial statements as of and for the year ended December 31, 2011.
During the fourth quarter of 2010, we identified accounting errors in our Brazil operating segment related to the recognition

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Principles of Consolidation.  The consolidated financial statements include the accounts of NII Holdings and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. We eliminate all significant intercompany transactions, including intercompany profits and losses, in consolidation.
We refer to our subsidiaries by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil, Mexico, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2011 and 2010, $6,383.0 million and $5,055.7 million, respectively, of our assets were owned by Nextel Brazil and Nextel Mexico. Political, financial and economic developments in Brazil and Mexico could impact the recoverability of our assets.
Motorola is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. Although we are in the process of deploying new WCDMA-based networks to support our business in the future, we plan to continue to provide service using our iDEN networks as we transition to our new networks. As a result, if Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. In the past, Sprint Nextel was one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology. Sprint Nextel is expected to decommission its iDEN network over the next several years, which could affect Motorola’s ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks. This decommissioning could make it more difficult or costly for us to compete effectively in markets where we have not yet deployed our planned WCDMA-based networks. In addition, lower levels of iDEN equipment purchases by Sprint Nextel could increase our costs for network equipment and new network features. We have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers' needs. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and for the manufacture of iDEN compatible handsets. Accordingly, if Motorola is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, including potentially as a result of adverse developments affecting Motorola’s operations, profitability, and financial condition or other business developments, our business will be materially adversely affected. See Note 7 for more information.
Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments in U.S. treasury securities, investments in corporate bonds and certain investments made by Nextel Brazil in two different funds. See Note 6 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk customers, we require a customer deposit. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.
Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. We did not report any material remeasurement gains or losses during any of the years ended December 31, 2011, 2010 or 2009.
In general, monetary assets and liabilities designated in U.S. dollars give rise to realized and unrealized foreign currency transaction gains and losses, which we record in the consolidated statement of operations as foreign currency transaction gains, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements.
We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil and Nextel Chile are of a long-term investment nature.
Supplemental Cash Flow Information.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$1,061,209	$691,759	$649,578
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	392,488	184,234	83,579
	$1,453,697	$875,993	$733,157
Interest costs
Interest expense, net	$322,501	$342,204	$218,844
Interest capitalized	76,028	10,814	12,472
	$398,529	$353,018	$231,316
Acquisitions of assets and business combinations
Fair value of assets acquired	$138,678	$56,013	$28,158
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—
	$138,678	$56,013	$28,158
Cash paid for interest, net of amounts capitalized	$191,572	$250,122	$105,804
Cash paid for income taxes	$346,951	$351,627	$219,333
For the year ended December 31, 2011, we had $923.8 million in non-cash financing. Of this amount, $689.8 million related to the long-term financing of spectrum that was awarded to Nextel Brazil in June 2011 as described in Note 5. The remainder consisted primarily of the short-term financing of imported handsets and infrastructure in Brazil, the long-term financing of infrastructure equipment in Chile and co-location capital lease obligations on our communication towers. For the year ended December 31, 2010, we had $135.2 million in non-cash financing primarily related to the short-term financing of imported handsets and infrastructure in both Brazil and Argentina and the financing of our corporate aircraft. For the year ended December 31, 2009, we did not have any material non-cash financing activities.
Managed Services Agreements.  In 2009, we entered into an agreement with Nokia Siemens Networks to manage our network operations infrastructure and a separate agreement with Hewlett Packard to manage our information technology infrastructure throughout Latin America. In connection with these agreements, about 10% of our employees became employees of these service providers during 2010. As a result, we recorded a pre-tax charge of $26.9 million in the fourth quarter of 2009 for severance benefits related to the workforce transition. Of the $26.9 million total pre-tax charge, we recorded $20.7 million in cost of service and $6.2 million in selling, general and administrative costs. The employee transition, as well as the cash payments for severance, occurred mostly during the first half of 2010.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and other similarly structured funds.
Restricted Cash.  As of December 31, 2011, we had $43.6 million in restricted cash, $35.7 million of which was included in other long-term assets and was largely comprised of a debt service reserve account related to Nextel Peru's syndicated loan and the remainder of which was included in other current assets.
As of December 31, 2010, we had $152.6 million in restricted cash, $88.1 million of which was included in other long-term assets and was largely comprised of a debt service reserve account related to Nextel Brazil’s syndicated loan in Brazil and cash collateral supporting the issuance of a performance bond that was required in connection with our spectrum acquisition in Chile. The remainder of our restricted cash was included in other current assets as of December 31, 2010.
Short-Term Investments.  Our short-term investments consist of investments in U.S. treasury securities, investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from 3 to 18 months, as well as investments made by Nextel Brazil in two different investment funds and certificates of deposit with a Brazilian bank. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2011, 2010 and 2009, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of operations. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 6 for additional information.
Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We write down our inventory to cover losses related to obsolete and slow moving inventory. For the years ended December 31, 2011, 2010 and 2009, our provision for inventory losses was $4.5 million, $1.8 million and $0.3 million, respectively.
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
Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2011 and 2010, our asset retirement obligations were as follows (in thousands):

	2011	2010
Balance, January 1	$74,525	$63,047
New asset retirement obligations	7,822	5,165
Accretion	13,289	10,890
Settlement of asset retirement obligation	(479)	(137)
Foreign currency translation and other	(6,411)	(4,440)
Balance, December 31	$88,746	$74,525
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
We record our derivative financial instruments at fair value as either assets or liabilities. We recognize changes in fair value either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements and the underlying exposure. We evaluate the effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis. Our derivative instruments are designated as cash flow hedges and are considered to be highly effective. We record the changes in fair value of our derivative financial instruments as other comprehensive income or loss until the underlying hedged item is recognized in earnings. We immediately recognize in earnings any ineffective portion of a derivative’s change in fair value. As of December 31, 2011 and 2010, the values of our derivative instruments were not material.
Valuation of Long-Lived Assets.  We review for impairment long-lived assets such as property, plant and equipment and identifiable intangible assets with definite useful lives, which include our licenses, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows of the asset or asset group is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset.
Intangible Assets.  Substantially all of our intangible assets are wireless telecommunications licenses.
We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize licenses acquired after our emergence from reorganization in 2002 over their estimated useful lives of 3 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 10 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects. However, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Many of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies on our licensed 800 MHz spectrum may be limited unless we are able to reconfigure the spectrum holdings into contiguous blocks and meet other technical, operational and regulatory requirements. In light of the uncertainty regarding the availability of alternative technologies, our ability to reconfigure the 800 MHz spectrum, our ability to meet certain other requirements and the commercial life of any technology, including the iDEN technology, our ability to use our 800 MHz spectrum for an indefinite period cannot be assured. As a result, we classify our licenses as finite lived assets.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectability is reasonably assured. The following are the policies applicable to our major categories of revenue transactions.
We recognize service revenue when the service is provided. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues.
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
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the years ended December 31, 2011, 2010 and 2009, we had $245.2 million, $192.2 million and $96.8 million, respectively, in revenue-based taxes and other excise taxes.
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
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over three million accounts, it is impracticable to review the collectability of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.
Customer Related Direct Costs.  We recognize all costs of handset sales when title and risk of loss passes upon delivery of the handset to the customer.
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $225.5 million, $155.1 million and $123.4 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Stock-Based Compensation.  We measure and recognize compensation expense for all stock-based compensation awards

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on estimated fair values. See Note 10 for more information.
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
As presented for the year ended December 31, 2011, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the year ended December 31, 2011, we did not include 9.3 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.
As presented for the year ended December 31, 2010, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. During the third quarter of 2010, certain holders of our 2.75% convertible notes required us to purchase a portion of these notes, and we exercised our call option and redeemed the remaining outstanding principal amount of these notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for the year ended December 31, 2010. Further, for the year ended December 31, 2010, we did not include 9.3 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.
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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$198,804	170,601	$1.17
Effect of dilutive securities:
Stock options	—	1,971
Restricted stock	—	208
Convertible notes, net of capitalized interest and taxes	—	1
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$198,804	172,781	$1.15

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$341,052	168,160	$2.03
Effect of dilutive securities:
Stock options	—	2,796
Restricted stock	—	372
Convertible notes, net of capitalized interest and taxes	8,056	4,381
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$349,108	175,709	$1.99

	Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$381,491	166,042	$2.30
Effect of dilutive securities:
Stock options	—	707
Restricted stock	—	277
Convertible notes, net of capitalized interest and taxes	13,076	6,988
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$394,567	174,014	$2.27
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
Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with the Financial Accounting Standards Board's, or FASB’s, authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date of October 31, 2002 and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. In accordance with the FASB’s updated authoritative guidance on business combinations, effective beginning in 2009, we will record the future decreases, if any, of the valuation allowance existing on the reorganization date as a reduction to income tax expense. We will also record decreases, if any, of the post-reorganization valuation allowance as a reduction to our income tax expense.
Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2012. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2012 to determine the appropriate level of valuation allowances.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the first quarter of 2010, we determined that we will repatriate a total of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2010, we included an $81.0 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $7.0 million in 2011 due to adjustments to the prior year amounts. As of December 31, 2011, this deferred tax liability was $88.0 million. Except for the earnings associated with this $88.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
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
In May 2011, the FASB updated its authoritative guidance on fair value measurement and disclosure. The updated guidance limits the use of valuation assumptions based on the highest and best use of an asset or liability to non-financial assets and liabilities. Financial assets and liabilities are presumed to derive their value from exchange transactions. In addition, the updated guidance clarifies that the principal market for an asset or liability is the market which has the greatest volume and level of activity for that asset or liability, which is not necessarily the market in which the reporting entity would be expected to engage in transactions with respect to that asset or liability. This updated guidance also requires additional quantitative and qualitative disclosures concerning Level 3 fair value measurement categories, disclosure of the reasoning for and impact of transfers of assets between Level 1 and Level 2 fair value measurements and disclosure of the reasons why a non-financial asset is not being used by the reporting entity in its highest and best use, if applicable. In addition, the updated guidance requires that all fair value measurements, whether recognized on the balance sheet or included in disclosures, be categorized in the fair value hierarchy with disclosure of that categorization. This updated authoritative guidance will become effective for fiscal periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In June 2011, the FASB updated its authoritative guidance on the presentation of comprehensive income. This standard requires public companies to report other comprehensive income and its components either together with the presentation of net income in its statement of operations or as a separate statement of comprehensive income. The updated guidance eliminates the option to report other comprehensive income and its components within the statement of changes in stockholders' equity. This updated authoritative guidance will become partially effective for fiscal periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

2.	Property, Plant and Equipment
The components of our property, plant and equipment are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010
	(in thousands)
Land	$10,999	$7,719
Building and leasehold improvements	168,821	146,305
Digital mobile network equipment and network software	4,110,416	3,889,973
Office equipment, furniture and fixtures and other	773,027	648,521
Corporate aircraft capital lease	42,747	42,747
Less: Accumulated depreciation and amortization	(2,367,495)	(2,028,266)
	2,738,515	2,706,999
Construction in progress	751,959	253,047
	$3,490,474	$2,960,046

3.	Intangible Assets
Our intangible assets include the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			(in thousands)
Amortizable intangible assets:
Licenses	$1,307,082	$(145,044)	$1,162,038	$559,895	$(129,124)	$430,771
Total amortizable intangible assets	$1,307,082	$(145,044)	$1,162,038	$559,895	$(129,124)	$430,771
The increase in the gross carrying value of our licenses from December 31, 2010 to December 31, 2011 primarily represents the licenses we were awarded in Brazil in 2011.
Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2011 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2012	$64,540
2013	88,633
2014	88,633
2015	88,633
2016	88,633
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. We anticipate that amortization expense will increase significantly in the future in association with the licenses we were awarded in Brazil in 2011. As of December 31, 2011 and 2010, the balance of our indefinite lived intangible assets was not material.

4.	Balance Sheet Details
Accrued Expenses and Other.
The components are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010
	(in thousands)
Capital expenditures	$270,379	$168,796
Non-income based taxes	157,500	147,290
Network system and information technology	116,983	120,610
Payroll related items and commissions	108,240	104,505
Accrued interest	73,820	39,115
Other	265,488	246,937
	$992,410	$827,253

5.	Debt

	December 31,
	2011	2010
	(in thousands)
Senior notes, net	$2,721,658	$1,279,524
Spectrum financing	693,038	—
General financing	547,130	518,314
Capital leases and tower financing obligations	300,880	290,235
Convertible notes, net	206,480	1,043,236
Equipment financing	179,779	—
Brazil import financing	173,954	128,094
Other	3,717	6,015
Total debt	4,826,636	3,265,418
Less: current portion	(573,465)	(446,995)
	$4,253,171	$2,818,423
Senior Notes.
7.625% Senior Notes due 2021.  In March 2011, we issued $750.0 million aggregate principal amount of senior notes for which we received $735.6 million in cash proceeds, after deducting $14.4 million of underwriting discounts and offering expenses, which we are amortizing into interest expense over the ten-year term of the notes. In December 2011, we issued an additional $700.0 million aggregate principal amount of these senior notes for which we received $689.3 million in cash proceeds, after deducting $10.7 million in original issue discount, underwriting discounts and offering expenses, which we are amortizing over the remaining term of the notes. The December 2011 issuance is fully fungible with, ranks equally with and forms a single series with the March 2011 senior notes.
The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and the guarantors of the notes, including, but not limited to, with respect to NII Holdings' guarantee, NII Holdings' 3.125% convertible notes. The notes will also be senior to any of NII Capital Corp.'s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.'s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011 and will mature on April 1, 2021.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
10.0% Senior Notes due 2016.  In August 2009, we issued $800.0 million aggregate principal amount of senior notes for total cash proceeds of $762.5 million, after deducting original issue discount and commissions. We also incurred $0.9 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Holdings’ 3.125% convertible notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning February 15, 2010. The notes will mature on August 15, 2016 when the entire principal amount of $800.0 million will be due.
The notes are not entitled to any mandatory redemption or sinking fund. Prior to August 15, 2012, NII Capital Corp. may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from specified equity offerings at a redemption price of 110% of their principal amount, plus accrued and unpaid interest. Such redemption may only be made if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. In addition, prior to August 15, 2013, NII Capital Corp. may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. At any time on or after August 15, 2013 and prior to maturity, the notes will be redeemable, in whole or in part, at the redemption prices presented below (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on August 15 of the applicable year:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Redemption Price
2013	105.00%
2014	102.50%
2015 and thereafter	100.00%
Upon the occurrence of specified events involving a change of control, holders of the notes may require us to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The indenture pursuant to which the notes were issued includes covenants that are substantially similar to the covenants (including the related qualifications and exceptions) contained in the indentures governing NII Capital Corp.'s 7.625% senior notes due 2021.
8.875% Senior Notes due 2019.  In December 2009, we issued $500.0 million aggregate principal amount of senior notes for total cash proceeds of about $486.6 million, after deducting original issue discount and commissions. We also incurred $0.5 million in offering expenses related to the issuance of the notes, which we will amortize into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp. and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes, including, but not limited to, with respect to NII Holdings’ guarantee, NII Capital Corp.’s 10.0% senior notes, NII Holdings’ 3.125% convertible notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 8.875% per year, which is payable semi-annually in arrears on June 15 and December 15, beginning June 15, 2010. The notes will mature on December 15, 2019 when the entire principal amount of $500.0 million will be due.
The notes are not entitled to any mandatory redemption or sinking fund. Prior to December 15, 2012, NII Capital Corp. may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from specified equity offerings at a redemption price of 108.875% of their principal amount, plus accrued and unpaid interest. Such redemption may only be made if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. In addition, prior to December 15, 2014, NII Capital Corp. may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. At any time on or after December 15, 2014 and prior to maturity, the notes will be redeemable, in whole or in part, at the redemption prices presented below (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on December 15 of the applicable year:

Year	Redemption Price
2014	104.438%
2015	102.958%
2016	101.479%
2017 and thereafter	100.000%
Upon the occurrence of specified events involving a change of control, holders of the notes may require us to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
The indenture pursuant to which the notes were issued includes covenants that are substantially similar to the covenants (including the related qualifications and exceptions) contained in the indentures governing NII Capital Corp.'s 7.625% senior notes due 2021.
Spectrum Financing. In June 2011, Nextel Brazil was granted spectrum licenses in the 1.8 GHz and 1.9/2.1 GHz spectrum bands in connection with its successful bids in the spectrum auction held in December 2010. The total purchase price of this spectrum, which was paid in Brazilian currency, was the equivalent of $910.5 million. Nextel Brazil paid 10% of the purchase price upon the grant of the license and financed the remaining amount through deferred payment terms made available by the Brazilian telecommunications regulator as part of the auction.
In December 2011, Nextel Brazil borrowed funds from two Brazilian banks and utilized the proceeds of those borrowings

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to repay the remaining unpaid purchase price relating to the spectrum acquired in Brazil. The deferred payment terms allowed successful bidders to defer the remaining purchase price on terms that contemplated, among other things, that interest accrued on the unpaid portion of the purchase price would be forgiven if the purchase price was paid in full on or before December 14, 2011. Consistent with these terms, all accrued interest relating to the unpaid portion of the purchase price for the period from the issuance of the license through December 14, 2011 was forgiven when we paid the remaining balance of the purchase price with the proceeds of the loans from the two Brazilian banks. Accordingly, we reversed $52.1 million of interest relating to the unpaid portion of the purchase price for the spectrum that was accrued during 2011, $21.3 million of which reduced interest expense and $30.8 million of which reduced capitalized interest.
Both of the loans from the Brazilian banks are denominated in Brazilian reais. In the first of the two spectrum financing transactions, we issued the equivalent of $351.8 million in obligations that are required to be repaid semi-annually over a five-year period. Principal of the borrowings under the first transaction is payable beginning in May 2014. In the second transaction, we issued the equivalent of $341.2 million in obligations that are required to be repaid quarterly over a seven-year period. Principal of the borrowings under the second transaction is payable beginning in March 2014. Borrowings under the first transaction accrue interest at a floating interest rate equal to the Brazilian local borrowing rate plus 1.65% (12.52% as of December 31, 2011), and borrowings under the second transaction accrue interest at a floating interest rate of 115% of the Brazilian local borrowing rate (12.50% as of December 31, 2011). Because these financings are denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.
General Financing.
Mexico Bank Loan. In December 2011, Nextel Mexico entered into a Mexican peso-denominated term loan facility providing for borrowings of up to an equivalent of $300.0 million with three Mexican banks. This loan agreement has a floating interest rate of TIIE, a floating interest rate set by the Mexican Central Bank, plus 2.00% (6.82% as of December 31, 2011). Principal under this loan is payable in one lump sum in December 2016. As of December 31, 2011, Nextel Mexico had borrowed all amounts available under this facility.
Peru Syndicated Loan Facility.  In December 2009, Nextel Peru entered into a $130.0 million U.S. dollar-denominated syndicated loan agreement. Of the total amount of this loan agreement, $50.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche A — 6.33% and 6.05% as of December 31, 2011 and December 31, 2010, respectively), $32.5 million has a floating interest rate of LIBOR plus 5.25% (Tranche B-1 — 5.83% and 5.55% as of December 31, 2011 and December 31, 2010, respectively), $37.5 million has a floating interest rate of LIBOR plus 4.75% (Tranche B-2 — 5.33% and 5.05% as of December 31, 2011 and December 31, 2010, respectively) and $10.0 million has a floating interest rate of LIBOR plus 5.75% (Tranche B-3 — 6.33% and 6.05% as of December 31, 2011 and December 31, 2010, respectively). Principal under Tranche A and Tranche B-3 became payable quarterly beginning in December 2011, and principal under Tranche B-1 and Tranche B-2 became payable quarterly beginning in December 2010. Tranche A and Tranche B-3 mature on December 15, 2016, Tranche B-1 matures on December 15, 2014 and Tranche B-2 matures on December 15, 2012. Nextel Peru’s obligations under its syndicated loan facility are secured by a pledge of the outstanding equity interests in Nextel Peru. In addition, Nextel Peru is subject to various legal and financial covenants under this syndicated loan facility that, among other things, require Nextel Peru to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. During the year ended December 31, 2010, Nextel Peru borrowed all amounts available under its syndicated loan facility and utilized these borrowings for capital expenditures and general corporate purposes.
Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 2.58% and 2.30% as of December 31, 2011 and 2010, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 2.33% and 2.05% as of December 31, 2011 and 2010, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and were secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In 2011, Nextel Brazil amended this syndicated loan agreement to remove the pledge of equity interests. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil has utilized borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt.
Capital Leases and Tower Financing Obligations.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Site-Related Capital Lease Obligations.  We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space, including a master lease agreement with American Tower, pursuant to which Nextel Brazil and Nextel Mexico are permitted to lease space and install communications equipment on sites owned by American Tower. Nextel Brazil and Nextel Mexico account for the majority of these co-location agreements as capital leases.
Tower Financing Obligations.  We account for our tower sales and related leasing arrangement with American Tower as financing arrangements. As a result, we do not recognize any gains from the sales of towers under these arrangements, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the leased towers are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our consolidated balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2011, 2010 and 2009, we recognized $41.5 million, $39.8 million and $36.3 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense. Following the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.
Corporate Aircraft Lease.  We entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We determined that in accordance with the authoritative guidance for lessee involvement in asset construction, we were the owner of this new corporate aircraft during its construction because we had substantially all of the construction period risks. As a result, we recorded an asset for construction-in-progress and a corresponding long-term liability for the new aircraft as construction occurred. In December 2009, upon taking delivery of the aircraft and commencement of the lease term, we began accounting for the aircraft lease as a capital lease. As a result, we recorded a capital lease liability and a corresponding capital lease asset of $42.7 million in December 2009.
Convertible Notes.
3.125% Convertible Notes.  In May 2007, we privately placed $1.2 billion aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes, and we received total gross proceeds of $1.2 billion. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we are amortizing into interest expense over the term of the 3.125% notes. Our 3.125% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt.
The 3.125% notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007, and will mature on June 15, 2012, when the entire principal balance will be due. In addition, and subject to specified exceptions, the holders of the 3.125% notes have the right to require us to purchase the notes at a purchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the purchase date upon the occurrence of a fundamental change.
For the fiscal quarter ended December 31, 2011, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2011. As a result, the conversion contingency was not met as of December 31, 2011. We have the option to satisfy the conversion of the 3.125% notes in shares of our common stock, in cash or a combination of both.
The conversion feature related to the trading price per note meets the criteria of an embedded derivative in accordance with the FASB’s authoritative guidance for derivatives. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2011, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.
During the years ended December 31, 2011 and 2010, we purchased $890.2 million and $100.0 million, respectively, face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for aggregate

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase prices of $900.0 million and $94.7 million, respectively, plus accrued interest. In connection with these transactions, we incurred an immaterial amount of direct external costs in both years, we recognized a $15.0 million loss on extinguishment of debt in 2011 and an immaterial amount of loss on extinguishment of debt in 2010, and we allocated an immaterial amount of the purchase price to paid-in capital in both years.
The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 1,773,065 aggregate common shares, representing a conversion price of $118.32 per share.
As presented for the years ended December 31, 2011, 2010 and 2009, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share for those periods.
2.75% Convertible Notes.  In 2005, we privately placed $350.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and amortized over five years.
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
In the third quarter of 2010, certain holders of our 2.75% convertible notes executed their put options that required us to purchase $182.4 million principal amount of these notes at 100% of their par value, plus accrued and unpaid interest. In addition, we exercised our call option and redeemed the remaining $136.3 million in outstanding principal amount of these notes at 100% of their par value, plus accrued and unpaid interest, during the third quarter of 2010.
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

	December 31, 2011	December 31, 2010
Principal amount of convertible notes	$209,788	$1,100,000
Unamortized discount on convertible notes	3,308	56,764
Net carrying amount of convertible notes	206,480	1,043,236
Carrying amount of equity component	174,891	193,941
As of December 31, 2011, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 5 months.
The amount of interest expense recognized on our 3.125% convertible notes and our 2.75% convertible notes and effective interest rates for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	3.125% Notes due 2012	2.75% Notes due 2025	3.125% Notes due 2012	2.75% Notes due 2025	3.125% Notes due 2012	2.75% Notes due 2025
Contractual coupon interest	$32,530	$—	$35,783	$5,882	$37,500	$9,625
Amortization of discount on convertible notes	31,180	—	38,557	7,402	37,631	11,561
Interest expense, net	$63,710	$—	$74,340	$13,284	$75,131	$21,186
Effective interest rate on convertible notes	7.15%	—%	7.15%	6.45%	7.15%	6.45%
Equipment Financing.
Mexico Equipment Financing. In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico is entitled to borrow up to $375.0 million to finance infrastructure

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment and certain other costs related to the deployment of its WCDMA-based network in Mexico. This vendor financing has a floating interest rate based on LIBOR plus 2.80% (3.38% as of December 31, 2011) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2011, Nextel Mexico had borrowed $7.6 million under this facility.
We also entered into similar financing arrangements in Chile and at the corporate level in 2011. The borrowings under these facilities as of December 31, 2011 were not material.
Brazil Import Financing. In 2011 and 2010, Nextel Brazil financed certain handset and infrastructure equipment purchased mainly from Motorola and Research in Motion, or RIM, that is imported into Brazil through agreements with several Brazilian banks. Each tranche of these financings matures within a six to twelve-month period.
As of December 31, 2011 and 2010, our short-term financings had weighted average interest rates of 2.95% and 7.28%.
Debt Maturities.  For the years subsequent to December 31, 2011, scheduled annual maturities of all debt outstanding as of December 31, 2011 are as follows (in thousands):

Year	Principal Repayments
2012	$576,773
2013	88,547
2014	265,790
2015	250,744
2016	1,338,699
Thereafter	2,337,733
Total	$4,858,286

6.	Fair Value Measurements
We estimate the fair value of our long-term debt instruments, our available-for-sale securities, our held-to-maturity investments and other financial instruments as described below.
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
For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these items. Fair value may be derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, interest rate yield curves, credit curves, correlation, credit-worthiness of the counterparty, option volatility and currency rates. In accordance with the FASB’s authoritative guidance for fair value measurements, the impact of our own credit spreads is also considered when measuring the fair value of liabilities. Where appropriate, valuation adjustments are made to account for various factors such as credit quality and model uncertainty. These adjustments are subject to judgment, are applied on a consistent basis and are based upon observable inputs where available. We generally subject all valuations and models to a review process initially and on a periodic basis thereafter. As fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use when pricing the asset or liability at the measurement date.
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
Available-for-Sale Securities.
Nextel Brazil Investments.  As of December 31, 2011 and 2010, available-for-sale securities include $117.6 million and $50.8 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements as of
	December 31, 2011			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2011
Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$117,620	$—	$—	$117,620

	Fair Value Measurements as of
	December 31, 2010			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2010
Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$50,778	$—	$—	$50,778
Other Financial Instruments.
We estimate the fair value of our financial instruments other than our available-for-sale securities, including cash and cash equivalents, held-to-maturity investments, accounts receivable, accounts payable, derivative instruments and debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings contained in the consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative and other non-current instruments are immaterial.
Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in corporate bonds, which consist of

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of December 31, 2011and 2010 were not material. The carrying amounts and estimated fair values of our held-to-maturity investments as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)		(in thousands)
Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$150,999	$151,678	$421,653	$423,613
Held-to-maturity securities — corporate bonds	74,803	75,075	65,108	65,392
	$225,802	$226,753	$486,761	$489,005
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments at December 31, 2011 and 2010 are as follows:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$2,721,658	$2,880,375	$1,279,524	$1,428,000
Spectrum financing	693,038	768,735	—	—
General financing	547,130	502,438	652,424	652,807
Convertible notes	206,480	210,837	1,043,236	1,078,000
Equipment financing	179,779	169,075	—	—
	$4,348,085	$4,531,460	$2,975,184	$3,158,807
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
We estimated the fair values of our equipment and spectrum financings using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.
General financing consist primarily of loans with certain banks in Brazil and Mexico, as well as our syndicated loan facilities in Brazil and Peru. We estimated the fair value of these bank loans and syndicated loan facilities utilizing primarily Level 3 inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term bank loans approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.

7.    Commitments and Contingencies
Capital and Operating Lease Commitments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from one to fifteen years. In addition, we have a capital lease obligation on our existing corporate aircraft. The remaining term of this lease agreement is ten years. See Note 5 for further information regarding these agreements.
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2011, 2010 and 2009, total rent expense under operating leases was $276.4 million, $225.9 million and $183.3 million, respectively.
For years subsequent to December 31, 2011, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2012	$86,738	$185,966	$272,704
2013	87,429	174,476	261,905
2014	87,372	158,391	245,763
2015	84,013	141,892	225,905
2016	83,934	123,676	207,610
Thereafter	333,864	430,267	764,131
Total minimum lease payments	763,350	1,214,668	1,978,018
Less: imputed interest	(462,470)	—	(462,470)
Total	$300,880	$1,214,668	$1,515,548
Motorola Commitments.
We are a party to agreements with Motorola, Inc. under which Motorola provides us with infrastructure equipment and services, including installation, implementation and training relating to our iDEN network. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. Since Motorola does not manufacture WCDMA infrastructure equipment, this requirement does not apply to our planned deployment of WCDMA-based networks.
In 2011, Motorola completed a separation of its mobile devices and network equipment division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned, and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In August 2011, Google, Inc. announced its intent to acquire Motorola Mobility, which is now our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN network equipment and handsets as a result of Google's planned acquisition of Motorola Mobility, which has not yet been completed.
In October 2010, we extended the terms of our existing iDEN network infrastructure agreement, which is now held by Motorola Solutions, until December 31, 2014. Under this agreement, Motorola Solutions agreed to maintain an adequate supply of the iDEN equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN infrastructure features. In addition, in March 2011, we entered into an agreement, which is now held by Motorola Mobility, which provided for an extension of the agreement under which Motorola Mobility will supply iDEN handsets through 2014. We also agreed to handset volume purchase commitments with respect to certain handset models and pricing parameters linked to the volume of our handset purchases. If we do not meet the specified handset volume commitments, we will be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. This

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement also provided that Motorola Mobility will continue to develop and deliver new handsets using the iDEN platform as we develop our WCDMA-based networks in the coming years.
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during any of the years ended December 31, 2011, 2010 or 2009.
As of December 31, 2011 and 2010, Nextel Brazil had accrued liabilities of $59.1 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $27.4 million and $29.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $228.7 million and $232.7 million as of December 31, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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
During the years ended December 31, 2011, 2010 and 2009, we issued shares of common stock in connection with the exercise of stock options by employees.
As of December 31, 2011 and 2010, there were 171,177,229 shares and 169,661,346 shares of our common stock outstanding, respectively.
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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2011, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  As of December 31, 2011 and 2010, under our employee stock option plan, we had reserved for future issuance 9,493,151 shares and 31,410,828 shares of our common stock, respectively.

9.	Income Taxes
The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$35	$(2,973)
State, net of Federal tax benefit	—	—	(480)
Foreign	(359,020)	(284,471)	(226,016)
Total current income tax provision	(359,020)	(284,436)	(229,469)
Deferred:
Federal	1,893	12,310	45,303
State, net of Federal tax benefit	211	1,376	5,011
Foreign	13,569	14,064	(25,531)
Total deferred income tax provision	15,673	27,750	24,783
Total income tax provision	$(343,347)	$(256,686)	$(204,686)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—%	—%	(1)%
Effect of foreign operations	2%	(3)%	(4)%
Change in deferred tax asset valuation allowance	24%	2%	3%
Intercompany transactions	—%	—%	(1)%
Tax on subpart F income	2%	1%	—%
Withholding tax	5%	4%	3%
Tax — deductible dividends	(5)%	(4)%	(2)%
U.S. tax on unremitted foreign earnings	1%	13%	—%
Inflation adjustments	(3)%	(5)%	(2)%
Income tax credits	(1)%	(1)%	—%
Loss on Mexican fixed asset dispositions	3%	—%	—%
Other nondeductible expenses	1%	1%	1%
Other	(1)%	—%	3%
Income tax rate	63%	43%	35%
Significant components of our deferred tax assets and liabilities consist of the following:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$330,475	$287,723
Allowance for doubtful accounts	38,502	36,628
Accrued expenses	138,772	117,086
Accrual for contingent liabilities	20,191	17,319
Property, plant and equipment	305,806	285,998
Capital lease obligations	50,219	55,935
Deferred revenue	58,199	48,252
Equity compensation	75,456	61,203
Inventory reserve	8,001	40,042
Other	24,669	14,031
	1,050,290	964,217
Valuation allowance	(241,478)	(106,811)
Total deferred tax asset	808,812	857,406
Deferred tax liabilities:
Intangible assets	54,082	67,754
Unremitted foreign earnings	88,039	81,009
Deferred revenue	43,698	33,248
Property, plant and equipment	34,217	17,704
Debt discount	1,287	22,054
Billing reserve	14,058	21,370
Other	25,938	30,957
Total deferred tax liability	261,319	274,096
Net deferred tax asset	$547,493	$583,310
We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2011 and 2010, the cumulative amount of additional tax liability would have been approximately $101.5 million and $136.4 million, respectively.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate a total of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2010, we included an $81.0 million provision in deferred tax liability for U.S. Federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $7.0 million in 2011 due to adjustments to the prior year amounts. As of December 31, 2011 this deferred tax liability was $88.0 million. Except for the earnings associated with this $88.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries' undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
As of December 31, 2011, we had $510.9 million of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expires in various amounts beginning in 2019 through 2031. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 relating to changes in our ownership.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, we had $8.4 million of capital loss carryforwards for U.S. Federal income tax purposes, which expires in various amounts from 2012 through 2014. We will only be able to utilize these capital losses to the extent we generate U.S. capital gains. As we do not believe we meet the more-likely-than-not criteria regarding the utilization of these capital losses prior to their expiration, we have established a full valuation allowance against these capital losses.
As of December 31, 2011, we had $2.8 million of net operating loss carryforwards in our Mexican subsidiary. These carryforwards expire in various amounts and at various periods from 2012 to 2021. Nextel Chile and our holding companies in Luxembourg had $352.0 million and $79.8 million, respectively, of net operating loss carryforwards that can be carried forward indefinitely. Our holding companies in Spain had $4.8 million net operating loss carryforwards that can be carried forward 15 years starting from the first period these holding companies generate profit and our holding company in Netherlands had $0.1 million of net operating loss carryforwards that can be carried forward nine years. Nextel Peru had $78.8 million of net operating loss carryforwards that can be utilized indefinitely, but the losses may only offset up to 50% of taxable income each year. In addition, our Brazilian subsidiaries had $359.0 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
We excluded $211.8 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset presented above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital rather than a reduction to the income tax expense. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under FASB's updated authoritative guidance on share-based payments; and (3) from excess stock option deductions accounted for under FASB's updated authoritative guidance on share-based payments. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under FASB's updated authoritative guidance on share-based payments. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in FASB's updated authoritative guidance on share-based payments. During 2011, the deferred tax asset valuation allowance increased by a net amount of $134.7 million, primarily due to an increase in the net operating loss carryforwards in the U.S, Chile and Luxembourg, for which it is more likely than not that the benefits will not be realized.
The following table shows the deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2011 and 2010:

	2011	2010
	(in millions)
Brazil	$36.8	$39.1
Chile	60.2	33.7
U.S.	125.7	25.2
Luxembourg	16.7	6.2
Mexico	0.8	1.9
Spain	1.3	0.7
Total	$241.5	$106.8
Of the total $241.5 million consolidated deferred tax asset valuation allowance as of December 31, 2011, $15.9 million of Nextel Brazil's valuation allowance existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with the FASB's updated authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code as a reduction to income tax expense.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management's control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. While we will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2012 to determine the appropriate level of valuation allowance, at this time, we do not believe it is reasonably possible that we will release any portion of the valuation allowance in the following 12 months.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Mexico - 2003; Argentina - 2004; Peru and Brazil - 2006; and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, as of December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits at January 1	$102,880	$99,595	$85,886
Additions for current year tax positions	2,896	11,215	12,018
Additions for prior year tax positions	—	—	—
Reductions for current year tax positions	—	(5,176)	—
Reductions for prior year tax positions	(60,501)	(5,804)	—
Lapse of statute of limitations	(1,392)	(529)	(583)
Settlements with taxing authorities	—	(490)	—
Foreign currency translation adjustment	(8,311)	4,069	2,274
Unrecognized tax benefits at December 31	$35,572	$102,880	$99,595
The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $5.7 million as of December 31, 2011 and $75.7 million as of December 31, 2010 and 2009. We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2011, 2010 and 2009, we recognized $0.3 million, $2.6 million and $0.3 million, respectively, of interest and penalties in our current income tax provision and statement of financial position, and a benefit of $1.2 million and $1.9 million of interest and penalties in the unrecognized tax benefits for which the statute of limitations expired in 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had accrued $2.3 million for the payment of interest and penalties, and $0.5 million as of December 31, 2009. We classify our uncertain tax positions as non-current income tax liabilities.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005 we filed an annulment suit challenging the constructive denial. In March 2011, we were officially notified that the courts denied our petition based on the economic substance of our interpretation. Therefore, during the first quarter of 2011, we reversed the income tax receivable previously recorded on the financial statements and recorded a $14.5 million increase in income tax expense with respect to this item.
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
Income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$(294,693)	$(220,572)	$(188,735)
Non-U.S.	836,844	818,310	774,912
Total	$542,151	$597,738	$586,177

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Employee Stock and Benefit Plans
Our Incentive Compensation Plan adopted by stockholders in April 2004 provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SARs), stock awards, performance share awards, incentive awards and/or stock units. Through December 31, 2011, we have not granted any SARs, performance share awards, incentive awards or stock units. The Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. Stock awards consist of awards of common stock, subject to certain restrictions specified in the Incentive Compensation Plan. All grants or awards made under the Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when stock options are exercised and stock awards vest.
Historically, our Board of Directors has granted stock options and stock awards to employees on an annual basis near the end of April. On April 20, 2011, our Board of Directors granted 763,724 stock options and 1,175,270 restricted stock awards to certain of our employees and directors in connection with this annual stock option grant. Stock options and restricted stock are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. In addition, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 10,000 shares in any single grant and 100,000 shares in the aggregate) and restricted stock awards (not to exceed 5,000 shares in any single grant and 50,000 shares in the aggregate) to employees who are not executive officers.
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expenses, net of estimated forfeitures, over the employee's requisite services period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Our stock options and restricted shares generally vest thirty-three percent per year over a three-year period. We adjusted our compensation expense to reflect actual forfeitures for the years ended December 31, 2011, 2010 and 2009.
For the years ended December 31, 2011, 2010 and 2009, we recognized $44.1 million, $59.7 million and $62.9 million, respectively, in share-based payment expense related to stock options. For the years ended December 31, 2011, 2010 and 2009, we recognized $15.9 million, $6.6 million and $7.8 million, respectively, in share-based payment expense related to restricted stock. Amounts recognized in the income statement for tax benefits related to share-based payment arrangements in 2011, 2010 and 2009 were not material. We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses based on classification of the compensation expense for the applicable grantee. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. As of December 31, 2011, there was approximately $30.9 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.33 years. Cash received from exercise under all share-based payment arrangements was $25.0 million for 2011, $57.7 million for 2010 and $15.7 million for 2009. We did not realize any material tax benefits from exercise of the share-based payment arrangements in 2011, 2010 or 2009.
Stock Option Awards
The following table summarizes stock option activity for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	14,045,770	$42.01
Granted	766,724	40.29
Exercised	(1,205,128)	20.72
Forfeited	(519,018)	48.71
Outstanding, December 31, 2011	13,088,348	43.60	6.16 years	$19,535,621
Exercisable, December 31, 2011	9,018,890	49.29	5.43 years	9,408,235

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $25.6 million, $51.2 million and $4.7 million, respectively. The total fair value of options vested was $61.9 million, $62.2 million and $69.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.
The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $17.62 for each option granted during the year ended December 31, 2011, $18.12 for each option granted during the year ended December 31, 2010 and $7.55 for each option granted during the year ended December 31, 2009 based on the following assumptions:

	2011	2010	2009
Risk free interest rate	1.82% - 2.05%	1.15% - 2.50%	1.50% - 2.51%
Expected stock price volatility	49.85 - 50.00%	49.85% - 62.58%	47.4% - 62.6%
Expected term in years	4.65 - 4.76	4.69 - 4.76	4.52 - 4.69
Expected dividend yield	—%	—%	—%
The expected term of stock option awards granted represents the period that we expect our stock option awards will be outstanding and was determined based on (1) historical data on employee exercise and post-vesting employment termination behavior, (2) the contractual terms of the stock option awards, (3) vesting schedules and (4) expectations of future employee behavior. The risk-free interest rate for periods consistent with the contractual life of the stock option award is based on the yield curve of U.S. Treasury strip securities in effect at the time of the grant. Expected volatility takes into consideration historical volatility and the implied volatility from traded options on our stock consistent with the guidance in SAB No. 107, Share-Based Payment.
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
Restricted Stock Awards
Following is a summary of the status of our non-vested restricted stock awards:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock awards as of December 31, 2010	602,746	$28.90
Granted	1,175,270	40.28
Vested	(321,153)	30.17
Forfeited	(61,956)	38.20
Non-vested restricted stock awards as of December 31, 2011	1,394,907	37.78
If a participant terminates employment prior to the vesting dates, the unvested shares are forfeited and available for reissuance under the terms of the Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of December 31, 2011, there was approximately $38.9 million in unrecognized compensation cost related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of 1.64 years. The total fair value of restricted stock units vested was $13.2 million during 2011 and $11.2 million during 2010. Six million restricted stock units vested during 2009. The weighted average grant date fair value of restricted stock units granted during 2011 was $40.28 per unit compared to $40.03 per unit for 2010 and $14.33 per unit for 2009.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2011
Operating revenues	$3,441,156	$2,249,447	$648,926	$354,129	$30,176	$(4,490)	$6,719,344
Segment earnings (losses)	$1,028,330	$747,247	$168,790	$35,315	$(428,991)	$11,358	$1,562,049
Less:
Depreciation and amortization							(657,341)
Foreign currency transaction losses, net							(36,975)
Interest expense and other, net							(325,582)
Income before income tax provision							$542,151
Capital expenditures	$663,610	$387,345	$86,363	$105,502	$210,877	$—	$1,453,697
Year Ended December 31, 2010
Operating revenues	$2,591,271	$2,113,762	$563,459	$312,016	$24,491	$(3,683)	$5,601,316
Segment earnings (losses)	$805,692	$745,155	$148,924	$22,263	$(299,060)	$7,419	$1,430,393
Less:
Depreciation and amortization							(552,980)
Foreign currency transaction gains, net							52,374
Interest expense and other, net							(332,049)
Income before income tax provision							$597,738
Capital expenditures	$426,502	$128,550	$47,323	$94,019	$179,599	$—	$875,993
Year Ended December 31, 2009
Operating revenues	$1,734,637	$1,861,864	$519,720	$268,385	$14,086	$(1,093)	$4,397,599
Segment earnings (losses)	$495,325	$653,110	$148,803	$14,605	$(201,662)	$—	$1,110,181
Less:
Depreciation and amortization							(433,304)
Foreign currency transaction gains, net							104,866
Interest expense and other, net							(195,566)
Income before income tax provision							$586,177
Capital expenditures	$407,449	$104,418	$38,626	$148,463	$34,201	$—	$733,157
December 31, 2011
Identifiable assets	$4,056,384	$2,346,307	$427,428	$597,891	$2,379,171	$(287)	$9,806,894
December 31, 2010
Identifiable assets	$3,036,106	$2,019,550	$393,246	$556,752	$2,185,320	$(287)	$8,190,687

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2011
Operating revenues	$1,622,837	$1,750,113	$1,751,017	$1,595,377
Operating income	274,981	300,970	212,426	116,331
Net income (loss)	96,758	113,619	(2,837)	(8,736)
Net income (loss), per common share, basic	$0.57	$0.67	$(0.02)	$(0.05)
Net income (loss), per common share, diluted	$0.56	$0.66	$(0.02)	$(0.05)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2010
Operating revenues	$1,283,146	$1,351,921	$1,446,151	$1,520,098
Operating income	212,671	213,023	222,551	229,168
Net income	48,462	75,491	118,512	98,587
Net income, per common share, basic	$0.29	$0.45	$0.70	$0.58
Net income, per common share, diluted	$0.28	$0.44	$0.68	$0.57
The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.
Our operating results for 2011 include additional expenses resulting from out-of-period adjustments related to income taxes and software development costs at our corporate headquarters in the U.S. and, to a lesser extent, non-income based taxes in our Brazil operating segment. The out-of-period income tax adjustment ($7.9 million) recorded in 2011 in the U.S. reduced by an equal amount the valuation allowance that would have otherwise been required to be recognized in 2011 against our U.S. deferred tax assets. The effect of these out-of-period adjustments understated operating income, net income and net income per basic and diluted common share for the year ended December 31, 2011 by approximately $15.7 million, $20.0 million, $0.12 and $0.12, respectively, and understated operating income, net income and net income per basic and diluted common share for the three months ended December 31, 2011 by approximately $5.6 million, $9.5 million, $0.06 and $0.06, respectively.  The errors were not material to our consolidated financial statements for the periods in which the errors originated nor was the correction of those errors material to our consolidated financial statements as of and for the year ended December 31, 2011.
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

13.	Condensed Consolidating Financial Statements
In 2011, we issued $1.45 billion in aggregate principal amount of our 7.625% senior notes due in 2021. In addition, during 2009, we issued senior notes totaling $1.3 billion in aggregate principal amount comprised of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019. We refer to the senior notes issued in 2011 and 2009 collectively as the "notes." All of these notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. No foreign subsidiaries will guarantee the notes unless they are first tier subsidiaries of NII Holdings. These guarantees are full and unconditional, as well as joint and several.

In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2011 and 2010, as well as condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009 and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919
Short-term investments	225,802	—	—	117,620	—	343,422
Accounts receivable, net	13,643	79,719	168,769	864,961	(268,621)	858,471
Handset and accessory inventory	—	—	—	277,291	—	277,291
Deferred income taxes, net	—	—	6,873	190,211	(4,372)	192,712
Prepaid expenses and other	1,483	—	8,552	300,210	(12)	310,233
Total current assets	1,283,286	80,675	192,610	3,021,482	(273,005)	4,305,048
Property, plant and equipment, net	—	—	190,208	3,300,553	(287)	3,490,474
Investments in and advances to affiliates	3,215,120	2,895,429	2,994,461	—	(9,105,010)	—
Intangible assets, net	18,000	—	—	1,164,203	—	1,182,203
Deferred income taxes, net	45,751	—	—	417,966	(45,751)	417,966
Other assets	2,348,372	3,799,519	606,845	470,516	(6,814,049)	411,203
Total assets	$6,910,529	$6,775,623	$3,984,124	$8,374,720	$(16,238,102)	$9,806,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,546	$375,133	$—	$377,679
Accrued expenses and other	637,272	191,992	1,601,508	1,322,177	(2,760,539)	992,410
Deferred revenues	—	—	—	159,150	—	159,150
Current portion of long-term debt	206,480	—	15,772	351,213	—	573,465
Total current liabilities	843,752	191,992	1,619,826	2,207,673	(2,760,539)	2,102,704
Long-term debt	23	2,721,658	55,940	1,475,550	—	4,253,171
Deferred revenues	—	—	—	15,585	—	15,585
Deferred credits	—	—	48,253	58,643	(45,751)	61,145
Other long-term liabilities	2,935,800	—	12,581	1,622,808	(4,327,854)	243,335
Total liabilities	3,779,575	2,913,650	1,736,600	5,380,259	(7,134,144)	6,675,940
Total stockholders’ equity	3,130,954	3,861,973	2,247,524	2,994,461	(9,103,958)	3,130,954
Total liabilities and stockholders’ equity	$6,910,529	$6,775,623	$3,984,124	$8,374,720	$(16,238,102)	$9,806,894
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501
Short-term investments	486,761	—	—	50,778	—	537,539
Accounts receivable, net	—	—	—	797,421	(9,421)	788,000
Handset and accessory inventory	—	—	—	227,191	—	227,191
Deferred income taxes, net	—	—	4,202	182,786	—	186,988
Prepaid expenses and other	2,776	—	5,439	385,477	(34)	393,658
Total current assets	1,037,734	28	131,827	2,740,743	(9,455)	3,900,877
Property, plant and equipment, net	—	—	107,030	2,853,303	(287)	2,960,046
Investments in and advances to affiliates	2,962,830	2,905,655	2,925,907	—	(8,794,392)	—
Intangible assets, net	—	—	—	433,208	—	433,208
Deferred income taxes, net	7,712	—	—	486,098	(7,712)	486,098
Other assets	2,414,774	2,256,448	667,301	588,572	(5,516,637)	410,458
Total assets	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,295	$—	$2,314	$296,421	$—	$300,030
Accrued expenses and other	637,597	173,263	1,599,378	1,117,481	(2,700,466)	827,253
Deferred revenues	—	—	—	158,690	—	158,690
Current portion of long-term debt	—	—	1,729	445,266	—	446,995
Total current liabilities	638,892	173,263	1,603,421	2,017,858	(2,700,466)	1,732,968
Long-term debt	1,043,258	1,279,524	39,334	456,307	—	2,818,423
Deferred revenues	—	—	—	20,476	—	20,476
Deferred credits	—	—	21,427	74,352	(7,711)	88,068
Other long-term liabilities	1,421,327	—	9,773	1,607,024	(2,826,945)	211,179
Total liabilities	3,103,477	1,452,787	1,673,955	4,176,017	(5,535,122)	4,871,114
Total stockholders’ equity	3,319,573	3,709,344	2,158,110	2,925,907	(8,793,361)	3,319,573
Total liabilities and stockholders’ equity	$6,423,050	$5,162,131	$3,832,065	$7,101,924	$(14,328,483)	$8,190,687

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,072	$6,719,344	$(3,072)	$6,719,344
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	162	2,645,276	—	2,645,438
Selling, general and administrative	3,467	179	326,565	2,196,077	(14,431)	2,511,857
Management fee, royalty fee and other	(81,954)	—	(153,035)	223,630	11,359	—
Depreciation and amortization	—	—	12,334	645,007	—	657,341
	(78,487)	179	186,026	5,709,990	(3,072)	5,814,636
Operating income (loss)	78,487	(179)	(182,954)	1,009,354	—	904,708
Other income (expense)
Interest expense, net	(233,080)	(166,940)	(2,715)	(159,908)	240,142	(322,501)
Interest income	19,421	222,866	206	31,873	(240,142)	34,224
Foreign currency transaction losses, net	(4)	—	—	(36,971)	—	(36,975)
Equity in income of affiliates	301,620	487,153	506,056	—	(1,294,829)	—
Other expense, net	(14,914)	—	(111)	(22,280)	—	(37,305)
	73,043	543,079	503,436	(187,286)	(1,294,829)	(362,557)
Income before income tax benefit (provision)	151,530	542,900	320,482	822,068	(1,294,829)	542,151
Income tax benefit (provision)	47,274	(17,260)	(57,349)	(316,012)	—	(343,347)
Net income	$198,804	$525,640	$263,133	$506,056	$(1,294,829)	$198,804

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,304	$5,601,316	$(2,304)	$5,601,316
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	106	2,229,028	—	2,229,134
Selling, general and administrative	10,064	389	223,153	1,717,907	(9,724)	1,941,789
Management fee and other	(76,814)	—	(125,683)	195,077	7,420	—
Depreciation and amortization	—	—	7,637	545,343	—	552,980
	(66,750)	389	105,213	4,687,355	(2,304)	4,723,903
Operating income (loss)	66,750	(389)	(102,909)	913,961	—	877,413
Other income (expense)
Interest expense, net	(245,817)	(126,140)	(1,131)	(170,758)	201,642	(342,204)
Interest income	16,568	187,106	499	26,310	(201,642)	28,841
Foreign currency transaction gains, net	—	—	—	52,374	—	52,374
Equity in income of affiliates	417,955	483,113	565,991	—	(1,467,059)	—
Other income (expense), net	39	—	143	(18,855)	(13)	(18,686)
	188,745	544,079	565,502	(110,929)	(1,467,072)	(279,675)
Income before income tax benefit (provision)	255,495	543,690	462,593	803,032	(1,467,072)	597,738
Income tax benefit (provision)	85,557	(26,911)	(68,440)	(246,892)	—	(256,686)
Net income	$341,052	$516,779	$394,153	$556,140	$(1,467,072)	$341,052

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$—	$4,397,599	$—	$4,397,599
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	175	1,848,780	—	1,848,955
Selling, general and administrative	—	4	149,734	1,288,725	—	1,438,463
Management fee and other	(29,335)	—	(81,997)	111,332	—	—
Depreciation and amortization	—	—	6,636	426,668	—	433,304
	(29,335)	4	74,548	3,675,505	—	3,720,722
Operating income (loss)	29,335	(4)	(74,548)	722,094	—	676,877
Other income (expense)
Interest expense, net	(95,723)	(32,903)	(691)	(100,941)	11,414	(218,844)
Interest income	3,884	—	8,354	24,762	(11,414)	25,586
Foreign currency transaction gains (losses), net	3,064	—	(1)	101,803	—	104,866
Equity in income (losses) of affiliates	401,770	272,843	(10,548)	—	(664,065)	—
Other income (expense), net	2,142	—	(4,063)	(382)	(5)	(2,308)
	315,137	239,940	(6,949)	25,242	(664,070)	(90,700)
Income (loss) before income tax benefit (provision)	344,472	239,936	(81,497)	747,336	(664,070)	586,177
Income tax benefit (provision)	37,019	8,157	(12,445)	(237,417)	—	(204,686)
Net income (loss)	$381,491	$248,093	$(93,942)	$509,919	$(664,070)	$381,491

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$198,804	$525,640	$263,133	$506,056	$(1,294,829)	$198,804
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(319,845)	(533,345)	(248,933)	810,535	1,071,551	779,963
Net cash (used in) provided by operating activities	(121,041)	(7,705)	14,200	1,316,591	(223,278)	978,767
Cash flows from investing activities:
Capital expenditures	(120,545)	—	—	(940,664)	—	(1,061,209)
Payments for purchases of licenses	—	—	—	(138,678)	—	(138,678)
Purchases of long-term and short- term investments	(329,292)	—	—	(1,969,117)	—	(2,298,409)
Proceeds from sales of long-term and short-term investments	585,000	—	—	1,891,986	—	2,476,986
Transfers from restricted cash	—	—	—	136,467	—	136,467
Intercompany borrowings	(76,141)	(1,424,860)	—	—	1,501,001	—
Proceeds from intercompany transactions	137,089	—	—	—	(137,089)	—
Capital contributions	(126,302)	—	—	—	126,302	—
Other, net	(276)	—	—	(21,540)	—	(21,816)
Net cash provided by (used in) investing activities	69,533	(1,424,860)	—	(1,041,546)	1,490,214	(906,659)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,439,500	—	—	—	1,439,500
Borrowings under line of credit	—	—	—	745,150	—	745,150
Borrowings under long-term credit facility	—	—	—	365,386	—	365,386
Repayments under syndicated loan facilities	—	—	—	(264,942)	—	(264,942)
Repayments under spectrum license financing	—	—	—	(683,878)	—	(683,878)
Repayments under intercompany long-term loan	—	—	—	(137,089)	137,089	—
Repayments of import financing	—	—	—	(129,919)	—	(129,919)
Capital contributions	—	103,302	23,000	—	(126,302)	—
Proceeds from intercompany long- term loan	1,424,860	—	—	76,141	(1,501,001)	—
Purchases of convertible notes	(904,200)	—	—	—	—	(904,200)
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	25,009	(25,170)	(11,831)	(30,102)	—	(42,094)
Net cash flows provided by (used in) financing activities	545,669	1,433,493	(127,970)	(59,253)	(1,266,936)	525,003
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(41,693)	—	(41,693)
Net increase (decrease) in cash and cash equivalents	494,161	928	(113,770)	174,099	—	555,418
Cash and cash equivalents, beginning of year	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of year	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$341,052	$516,779	$394,153	$556,140	$(1,467,072)	$341,052
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(487,337)	(538,796)	(267,548)	527,600	1,315,843	549,762
Net cash (used in) provided by operating activities	(146,285)	(22,017)	126,605	1,083,740	(151,229)	890,814
Cash flows from investing activities:
Capital expenditures	(39,729)	—	—	(652,030)	—	(691,759)
Purchases of long-term and short- term investments	(540,921)	—	—	(1,299,272)	—	(1,840,193)
Proceeds from sales of short-term investments	50,000	—	—	1,366,545	—	1,416,545
Transfers from restricted cash	—	—	—	99,100	—	99,100
Transfers to restricted cash	(14)	—	—	(98,528)	—	(98,542)
Intercompany borrowings	(62,995)	400	63,955	—	(1,360)	—
Payments for acquisitions, purchases of licenses and other	(26,462)	(400)	—	(61,888)	26,862	(61,888)
Net cash (used in) provided by investing activities	(620,121)	—	63,955	(646,073)	25,502	(1,176,737)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	130,000	—	130,000
Repayments under syndicated loan facilities	—	—	—	(87,117)	—	(87,117)
Repayments under import financing	—	—	—	(80,606)	—	(80,606)
Purchases of convertible notes	(442,972)	—	—	—	—	(442,972)
Intercompany dividends	—	—	(67,090)	(84,139)	151,229	—
Other, net	55,385	22,017	(1,284)	(31,084)	(25,502)	19,532
Net cash flows (used in) provided by financing activities	(387,587)	22,017	(68,374)	(152,946)	125,727	(461,163)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10,523	—	10,523
Net (decrease) increase in cash and cash equivalents	(1,153,993)	—	122,186	295,244	—	(736,563)
Cash and cash equivalents, beginning of year	1,702,190	28	—	801,846	—	2,504,064
Cash and cash equivalents, end of year	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$381,491	$248,093	$(93,942)	$509,919	$(664,070)	$381,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(280,988)	(248,093)	93,942	404,971	513,432	483,264
Net cash provided by operating activities	100,503	—	—	914,890	(150,638)	864,755
Cash flows from investing activities:
Capital expenditures	(2,393)	—	—	(647,185)	—	(649,578)
Purchases of short-term investments	—	—	—	(964,489)	—	(964,489)
Proceeds from sales of short-term investments	55,369	—	—	903,999	—	959,368
Transfers to restricted cash	(3,612)	—	—	(121,210)	—	(124,822)
Transfers from restricted cash	4,120	—	—	13,632	—	17,752
Intercompany borrowings	(157,058)	(1,248,976)	—	—	1,406,034	—
Payments for acquisitions, purchases of licenses and other	(47,716)	—	—	(29,116)	42,241	(34,591)
Net cash used in investing activities	(151,290)	(1,248,976)	—	(844,369)	1,448,275	(796,360)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,249,078	—	—	—	1,249,078
Repayments under syndicated loan facilities	—	—	—	(89,673)	—	(89,673)
Intercompany dividends	—	—	—	(150,637)	150,637	—
Intercompany investments	1,248,977	—	—	157,056	(1,406,033)	—
Other, net	13,205	(74)	—	85,011	(42,241)	55,901
Net cash flows provided by financing activities	1,262,182	1,249,004	—	1,757	(1,297,637)	1,215,306
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22,888)	—	(22,888)
Net increase in cash and cash equivalents	1,211,395	28	—	49,390	—	1,260,813
Cash and cash equivalents, beginning of year	490,795	—	—	752,456	—	1,243,251
Cash and cash equivalents, end of year	$1,702,190	$28	$—	$801,846	$—	$2,504,064

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$41,282	$161,853	$(136,883)	$66,252
Valuation allowance for deferred tax assets	$106,811	$34,490	$100,176	$241,477
Year Ended December 31, 2010
Allowance for doubtful accounts	$35,148	$75,904	$(69,770)	$41,282
Valuation allowance for deferred tax assets	$75,580	$44,140	$(12,909)	$106,811
Year Ended December 31, 2009
Allowance for doubtful accounts	$27,875	$86,960	$(79,687)	$35,148
Valuation allowance for deferred tax assets	$48,456	$27,146	$(22)	$75,580
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc.	8-K	2.1	11/12/02
3.1	Restated Certificate of Incorporation of NII Holdings, as amended	10-K	3.1	02/27/07
3.2	Third Amended and Restated Bylaws of NII Holdings	8-K	3.1	02/17/12
4.1	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	10-Q	4.1	08/06/07
4.2	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.3	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.4	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.5	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00
10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06

10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9(+)	Form of NII Holdings Change of Control Severance Plan				*
10.10(+)	2004 Incentive Compensation Plan	10-Q	10.1	08/06/08
10.11(+)	Form of Executive Officer Restricted Stock Award Agreement	8-K	10.1	04/22/09
10.12(+)	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	10.2	04/22/09
10.13(+)	Form of Non-Employee Director Restricted Stock Award Agreement	10-Q	10.3	05/06/09
10.14(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.15(+)	Outside Directors Deferral Plan	10-K	10.3	02/27/08
10.16(+)	Severance Plan	10-Q	10.3	08/06/08
10.17(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.18(+)	Employment Agreement for Steven M. Shindler, dated June 8, 2009	8-K	10.1	06/09/09
10.19(+)	Employment Agreement for Sergio Chaia, dated January 16, 2007	10-K	10.3	02/25/10
10.20(+)	Employment Letter Agreement, dated April 29, 2011, between NII Holdings and Peter A. Foyo	10-Q	10.2	05/05/11
12.1	Ratio of Earnings to Fixed Charges				*
14.1	Code of Business Conduct and Ethics	10-K	14.1	03/12/04
21.1	Subsidiaries of NII Holdings				*
23.1	Consent of PricewaterhouseCoopers LLP				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
					*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.