Form 10-Q
period 2012-03-31
NII HOLDINGS INC
filed 2012-05-09
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or
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
(703) 390-5100
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2012
Common Stock, $0.001 par value per share	171,754,616

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,046,668	$2,322,919
Short-term investments	289,903	343,422
Accounts receivable, less allowance for doubtful accounts of $71,869 and $66,252	841,251	858,471
Handset and accessory inventory	279,239	277,291
Deferred income taxes, net	221,778	192,712
Prepaid expenses and other	344,312	310,233
Total current assets	4,023,151	4,305,048
Property, plant and equipment, net	3,691,618	3,490,474
Intangible assets, net	1,244,805	1,182,203
Deferred income taxes, net	430,121	417,966
Other assets	435,529	411,203
Total assets	$9,825,224	$9,806,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$287,300	$377,679
Accrued expenses and other	986,977	992,410
Deferred revenues	165,395	159,150
Current portion of long-term debt	397,786	573,465
Total current liabilities	1,837,458	2,102,704
Long-term debt	4,312,273	4,253,171
Deferred revenues	16,335	15,585
Deferred credits	63,126	61,145
Other long-term liabilities	260,812	243,335
Total liabilities	6,490,004	6,675,940
Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2012 and 2011, no shares issued or outstanding — 2012 and 2011	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2012 and 2011, 171,191 shares issued and outstanding — 2012, 171,177 shares issued and outstanding — 2011	171	171
Paid-in capital	1,454,146	1,440,079
Retained earnings	2,225,612	2,214,754
Accumulated other comprehensive loss	(344,709)	(524,050)
Total stockholders’ equity	3,335,220	3,130,954
Total liabilities and stockholders’ equity	$9,825,224	$9,806,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended March 31,
	2012	2011
Operating revenues
Service and other revenues	$1,546,100	$1,546,328
Handset and accessory revenues	84,028	76,509
	1,630,128	1,622,837
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	436,975	444,877
Cost of handsets and accessories	228,690	211,503
Selling, general and administrative	606,756	535,557
Depreciation	160,312	146,796
Amortization	9,731	9,123
	1,442,464	1,347,856
Operating income	187,664	274,981
Other expense
Interest expense, net	(96,822)	(81,159)
Interest income	6,190	6,211
Foreign currency transaction (losses) gains, net	(14,313)	8,494
Other expense, net	(9,010)	(4,367)
	(113,955)	(70,821)
Income before income tax provision	73,709	204,160
Income tax provision	(62,851)	(107,402)
Net income	$10,858	$96,758

Net income, per common share, basic	$0.06	$0.57
Net income, per common share, diluted	$0.06	$0.56

Weighted average number of common shares outstanding, basic	171,181	169,692
Weighted average number of common shares outstanding, diluted	171,983	172,534

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$180,671	$74,751
Other	(1,330)	511
Other comprehensive income	179,341	75,262
Net income	10,858	96,758
Total comprehensive income	$190,199	$172,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2012 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	171,177	$171	$1,440,079	$2,214,754	$(524,050)	$3,130,954
Net income	—	—	—	10,858	—	10,858
Other comprehensive loss, net of taxes	—	—	—	—	179,341	179,341
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense for equity-based awards	—	—	14,453	—	—	14,453
Exercise of stock options	14	—	140	—	—	140
Balance, March 31, 2012	171,191	$171	$1,454,146	$2,225,612	$(344,709)	$3,335,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012 and 2011 (in thousands) Unaudited

	2012	2011
Cash flows from operating activities:
Net income	$10,858	$96,758
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	9,178	14,900
Depreciation and amortization	170,043	155,919
Provision for losses on accounts receivable	45,482	31,827
Foreign currency transaction losses (gains), net	14,313	(8,494)
Deferred income tax benefit	(19,963)	—
Share-based payment expense	14,453	14,880
Other, net	20,649	1,363
Change in assets and liabilities:
Accounts receivable, gross	5,188	(76,915)
Handset and accessory inventory	9,240	21,262
Prepaid expenses and other	(60,678)	7,209
Other long-term assets	(24,512)	(31,835)
Accounts payable, accrued expenses and other	15,743	(22,911)
Net cash provided by operating activities	209,994	203,963
Cash flows from investing activities:
Capital expenditures	(327,405)	(226,131)
Purchase of long-term and short-term investments	(347,582)	(696,517)
Proceeds from sales of long-term and short-term investments	407,964	624,541
Transfers from restricted cash	28,707	89,100
Payments for acquisitions, purchases of licenses and other	(33,702)	(6,773)
Net cash used in investing activities	(272,018)	(215,780)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000
Borrowings under syndicated loan facilities and other	53,550	—
Purchases of convertible notes	(74,920)	—
Repayments under syndicated loan facilities and other borrowings	(147,790)	(61,693)
Repayments of import financing	(50,983)	—
Other, net	(6,868)	(12,412)
Net cash (used in) provided by financing activities	(227,011)	675,895
Effect of exchange rate changes on cash and cash equivalents	12,784	(3,328)
Net (decrease) increase in cash and cash equivalents	(276,251)	660,750
Cash and cash equivalents, beginning of period	2,322,919	1,767,501
Cash and cash equivalents, end of period	$2,046,668	$2,428,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2011. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Cumulative foreign currency translation adjustment	$(338,119)	$(518,790)
Other	(6,590)	(5,260)
	$(344,709)	$(524,050)
Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$327,405	$226,131
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(93,238)	(8,227)
	$234,167	$217,904
Interest costs
Interest expense, net	$96,822	$81,159
Interest capitalized	40,784	5,180
	$137,606	$86,339
For the three months ended March 31, 2012 and 2011, we had $161.9 million and $53.6 million, respectively, in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the three months ended March 31, 2012 and 2011, we recognized $58.5 million and $58.7 million, respectively, in revenue-based taxes and other excise taxes.
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
As presented for the three months ended March 31, 2012, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common shares issued under those plans. We did not include the common shares that could be issued upon the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for that period. Further, for the three months ended March 31, 2012, we did not include 10.0 million common shares issuable upon exercise of stock options nor did we include 1.2 million restricted common shares in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.
As presented for the three months ended March 31, 2011, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for the three months ended March 31, 2011. Further, for the three months ended March 31, 2011, we did not include 9.1 million common shares issuable upon exercise of stock options nor did we include an immaterial amount of our restricted common shares in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$10,858	171,181	$0.06
Effect of dilutive securities:
Stock options	—	684
Restricted stock	—	118
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$10,858	171,983	$0.06

	Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$96,758	169,692	$0.57
Effect of dilutive securities:
Stock options	—	2,492
Restricted stock	—	350
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$96,758	172,534	$0.56
Reclassifications.  We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  There were no new accounting standards issued during the three months ended March 31, 2012 that materially impacted our condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.    Debt

	March 31, 2012	December 31, 2011
	(in thousands)
Senior notes, net	$2,722,537	$2,721,658
Spectrum financing	713,462	693,038
General financing	449,780	547,130
Capital leases and tower financing obligations	322,789	300,880
Equipment financing	230,624	179,779
Convertible notes, net	134,660	206,480
Import financing	132,381	173,954
Other	3,826	3,717
Total debt	4,710,059	4,826,636
Less: current portion	(397,786)	(573,465)
	$4,312,273	$4,253,171
Convertible Notes.
3.125% Convertible Notes.  If certain events occur, our 3.125% notes will be convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 1,147,242 aggregate common shares, representing a conversion price of about $118.32 per share. For the fiscal quarter ended March 31, 2012, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2012. As a result, the conversion contingency was not met as of March 31, 2012.
During the three months ended March 31, 2012, we purchased $74.0 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $74.4 million, plus accrued interest. In connection with these transactions, we incurred an immaterial amount of direct external costs, we recognized an immaterial loss on extinguishment of debt, and we allocated an immaterial amount of the purchase price to paid-in capital. The remaining principal balance of our 3.125% convertible notes will mature on June 15, 2012.
As presented for the years ended March 31, 2012 and 2011, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share for those periods.
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

	March 31, 2012	December 31, 2011
Principal amount of convertible notes	$135,741	$209,788
Unamortized discount on convertible notes	1,081	3,308
Net carrying amount of convertible notes	134,660	206,480
Carrying amount of equity component	174,365	174,891
As of March 31, 2012, the unamortized discount on our 3.125% convertible notes had a remaining recognition period of about 2 months.
The amount of interest expense recognized on our 3.125% convertible notes and effective interest rates for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Contractual coupon interest	$1,185	$8,594
Amortization of discount on convertible notes	1,637	9,674
Interest expense, net	$2,822	$18,268
Effective interest rate on convertible notes	7.15%	7.15%

Note 3.    Fair Value Measurements
Available-for-Sale Securities.
Our available-for sale securities include short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the Financial Accounting Standards Board's, or the FASB's, authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of
	March 31, 2012			Fair Value as of
	Using the Fair Value Hierarchy			March 31,
Financial Instruments	Level 1	Level 2	Level 3	2012
Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$65,099	$—	$—	$65,099

	Fair Value Measurements as of
	December 31, 2011			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2011
Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$117,620	$—	$—	$117,620
Financial Instruments.
Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in securities issued by U.S. government agencies and backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. The gross unrecognized holding gains and losses as of March 31, 2012 and December 31, 2011 relating to these investments were not material. The carrying amounts and estimated fair values of our held-to-maturity investments as of March 31, 2012 and December 31, 2011 are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Short-term investments:
Held-to-maturity securities — U.S. Agencies	$74,491	$75,095	$74,803	$75,075
Held-to-maturity securities — U.S. Treasuries	150,313	151,689	150,999	151,678
	$224,804	$226,784	$225,802	$226,753
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$2,722,537	$2,858,470	$2,721,658	$2,880,375
Spectrum financing	713,462	705,042	693,038	768,735
General financing	449,780	412,519	547,130	502,438
Convertible notes	134,660	135,809	206,480	210,837
Equipment financing	230,624	212,061	179,779	169,075
	$4,251,063	$4,323,901	$4,348,085	$4,531,460
We estimated the fair values of our senior notes and our convertible notes using quoted market prices in a broker dealer market, which may be adjusted for certain factors such as historical trading levels and market data for our notes, credit default spreads, stock volatility assumptions with respect to our convertible notes and other corroborating market or internally generated data. Because our fair value measurement includes market data, corroborating market data and some internally generated information, we consider this Level 2 in the fair value hierarchy.
We estimated the fair values of our equipment and spectrum financings using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.
General financing consist primarily of loans with certain banks in Brazil, Mexico and Chile, our syndicated loan facility in Brazil and as of December 31, 2011, a syndicated loan facility in Peru that we repaid during the first quarter of 2012. We estimated the fair value of these bank loans and syndicated loan facilities utilizing primarily Level 3 inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term bank loans approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.
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

Note 4.    Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the three months ended March 31, 2012.
As of March 31, 2012 and December 31, 2011, Nextel Brazil had accrued liabilities of $63.3 million and $59.1 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $26.1 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $257.3 million and $261.3 million as of March 31, 2012. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 5.    Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Mexico - 2003; Argentina - 2005; Peru and Brazil - 2006; and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the three months ended March 31, 2012 (in thousands):

Unrecognized tax benefits - December 31, 2011	$35,572
Additions for current year tax positions	691
Additions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for prior year tax positions	—
Lapse of statute of limitations	—
Settlements with taxing authorities	—
Foreign currency translation adjustment	109
Unrecognized tax benefits - March 31, 2012	$36,372

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $5.7 million as of both March 31, 2012 and December 31, 2011.
We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.
We assessed the realizability of our deferred tax assets during the first quarter of 2012, consistent with the methodology we employed for the same period in 2011. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, in 2011, we recorded a full valuation allowance on our U.S. companies' deferred tax assets and have maintained the same position for 2012. For our other companies, we determined that the realizability of their deferred assets had not changed. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2012 to determine the appropriate level of valuation

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allowance.
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

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2012
Operating revenues	$821,280	$544,462	$168,517	$88,788	$8,174	$(1,093)	$1,630,128
Segment earnings (losses)	$240,766	$168,710	$46,748	$8,376	$(108,552)	$1,659	$357,707
Less:
Depreciation and amortization							(170,043)
Foreign currency transaction losses, net							(14,313)
Interest expense and other, net							(99,642)
Income before income tax provision							$73,709
Capital expenditures	$87,857	$93,546	$11,000	$9,458	$32,306	$—	$234,167

Three Months Ended March 31, 2011
Operating revenues	$813,338	$567,006	$150,714	$85,657	$7,405	$(1,283)	$1,622,837
Segment earnings (losses)	$283,001	$180,347	$43,951	$7,178	$(84,697)	$1,120	$430,900
Less:
Depreciation and amortization							(155,919)
Foreign currency transaction gains, net							8,494
Interest expense and other, net							(79,315)
Income before income tax provision							$204,160
Capital expenditures	$97,588	$37,382	$12,171	$22,942	$47,821	$—	$217,904

March 31, 2012
Identifiable assets	$4,096,519	$2,333,940	$441,691	$594,034	$2,359,327	$(287)	$9,825,224
December 31, 2011
Identifiable assets	$4,056,384	$2,346,307	$427,428	$597,891	$2,379,171	$(287)	$9,806,894

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.    Condensed Consolidating Financial Statements
In 2011, we issued $1.45 billion in aggregate principal amount of our 7.625% senior notes due in 2021. In addition, during 2009, we issued senior notes totaling $1.3 billion in aggregate principal amount comprised of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019. We refer to the senior notes issued in 2011 and 2009 collectively as the "senior notes." All of these senior notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. No foreign subsidiaries will guarantee the senior notes unless they are first tier subsidiaries of NII Holdings. These guarantees are full and unconditional, as well as joint and several.
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, as well as condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011 and condensed consolidating statements of cash flows for the three months ended March 31, 2012, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$829,311	$956	$8,581	$1,207,820	$—	$2,046,668
Short-term investments	224,805	—	—	65,098	—	289,903
Accounts receivable, net	5,196	92,163	199,906	844,502	(300,516)	841,251
Handset and accessory inventory	—	—	—	279,239	—	279,239
Deferred income taxes, net	—	—	6,830	219,763	(4,815)	221,778
Prepaid expenses and other	2,807	—	12,959	328,546	—	344,312
Total current assets	1,062,119	93,119	228,276	2,944,968	(305,331)	4,023,151
Property, plant and equipment, net	—	—	199,109	3,492,796	(287)	3,691,618
Investments in and advances to affiliates	3,600,272	3,179,970	3,267,629	—	(10,047,871)	—
Intangible assets, net	18,000	—	—	1,226,805	—	1,244,805
Deferred income taxes, net	35,687	—	—	430,121	(35,687)	430,121
Other assets	2,359,447	3,818,633	605,072	493,175	(6,840,798)	435,529
Total assets	$7,075,525	$7,091,722	$4,300,086	$8,587,865	$(17,229,974)	$9,825,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$4,213	$283,087	$—	$287,300
Accrued expenses and other	601,207	197,434	1,571,605	1,361,238	(2,744,507)	986,977
Deferred revenues	—	—	—	165,395	—	165,395
Current portion of long-term debt	134,660	—	12,458	250,668	—	397,786
Total current liabilities	735,867	197,434	1,588,276	2,060,388	(2,744,507)	1,837,458
Long-term debt	23	2,722,537	51,893	1,537,820	—	4,312,273
Deferred revenues	—	—	—	16,335	—	16,335
Deferred credits	—	—	37,913	60,900	(35,687)	63,126
Other long-term liabilities	3,004,415	—	14,366	1,644,793	(4,402,762)	260,812
Total liabilities	3,740,305	2,919,971	1,692,448	5,320,236	(7,182,956)	6,490,004
Total stockholders’ equity	3,335,220	4,171,751	2,607,638	3,267,629	(10,047,018)	3,335,220
Total liabilities and stockholders’ equity	$7,075,525	$7,091,722	$4,300,086	$8,587,865	$(17,229,974)	$9,825,224
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,630,128	$(768)	$1,630,128
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	31	665,634	—	665,665
Selling, general and administrative	817	1	73,745	534,620	(2,427)	606,756
Management fee, royalty fee and other	(19,743)	—	(43,391)	61,475	1,659	—
Depreciation and amortization	—	—	6,262	163,781	—	170,043
	(18,926)	1	36,647	1,425,510	(768)	1,442,464
Operating income (loss)	18,926	(1)	(35,879)	204,618	—	187,664
Other income (expense)
Interest expense, net	(58,590)	(56,593)	(578)	(55,488)	74,427	(96,822)
Interest income	4,056	70,982	61	5,518	(74,427)	6,190
Foreign currency transaction losses, net	—	—	—	(14,313)	—	(14,313)
Equity in income of affiliates	39,570	75,393	76,349	—	(191,312)	—
Other (expense) income, net	(502)	—	10	(8,518)	—	(9,010)
	(15,466)	89,782	75,842	(72,801)	(191,312)	(113,955)
Income before income tax benefit (provision)	3,460	89,781	39,963	131,817	(191,312)	73,709
Income tax benefit (provision)	7,398	(3,886)	(10,684)	(55,468)	(211)	(62,851)
Net income	$10,858	$85,895	$29,279	$76,349	$(191,523)	$10,858

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,622,837	$(768)	$1,622,837
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	45	656,335	—	656,380
Selling, general and administrative	912	162	63,793	472,578	(1,888)	535,557
Management fee and other	(20,503)	—	(29,475)	48,858	1,120	—
Depreciation and amortization	—	—	2,084	153,835	—	155,919
	(19,591)	162	36,447	1,331,606	(768)	1,347,856
Operating income (loss)	19,591	(162)	(35,679)	291,231	—	274,981
Other income (expense)
Interest expense, net	(48,678)	(30,709)	(660)	(48,473)	47,361	(81,159)
Interest income	4,451	43,611	51	5,459	(47,361)	6,211
Foreign currency transaction gains, net		—	—	8,494	—	8,494
Equity in income of affiliates	113,784	151,227	152,355	—	(417,366)	—
Other income (expense), net	40	—	—	(4,407)	—	(4,367)
	69,597	164,129	151,746	(38,927)	(417,366)	(70,821)
Income before income tax benefit (provision)	89,188	163,967	116,067	252,304	(417,366)	204,160
Income tax benefit (provision)	7,570	(4,346)	(7,166)	(99,949)	(3,511)	(107,402)
Net income	$96,758	$159,621	$108,901	$152,355	$(420,877)	$96,758

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$10,858	$85,895	$29,279	$76,349	$(191,523)	$10,858
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(100,920)	(85,118)	(36,753)	230,404	191,523	199,136
Net cash (used in) provided by operating activities	(90,062)	777	(7,474)	306,753	—	209,994
Cash flows from investing activities:
Capital expenditures	(33,205)	—	—	(294,200)	—	(327,405)
Payments for purchases of licenses	—	—	—	(28,711)	—	(28,711)
Purchases of long-term and short- term investments	—	—	—	(347,582)	—	(347,582)
Proceeds from sales of long-term and short-term investments	—	—	—	407,964	—	407,964
Transfers from restricted cash	—	—	—	28,707	—	28,707
Other, net	(15,000)	—	—	(4,991)	15,000	(4,991)
Net cash used in investing activities	(48,205)	—	—	(238,813)	15,000	(272,018)
Cash flows from financing activities:
Borrowings under vendor financing	—	—	—	53,550	—	53,550
Repayments under syndicated loan facilities	—	—	—	(117,010)	—	(117,010)
Payment of line of credit	—	—	—	(19,591)	—	(19,591)
Repayments of import financing	—	—	—	(50,983)	—	(50,983)
Capital contributions	—	—	15,000	—	(15,000)	—
Purchases of convertible notes	(74,920)	—	—	—	—	(74,920)
Other, net	140	(777)	(7,361)	(10,059)	—	(18,057)
Net cash flows (used in) provided by financing activities	(74,780)	(777)	7,639	(144,093)	(15,000)	(227,011)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,784	—	12,784
Net (decrease) increase in cash and cash equivalents	(213,047)	—	165	(63,369)	—	(276,251)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of period	$829,311	$956	$8,581	$1,207,820	$—	$2,046,668

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$96,758	$159,621	$108,901	$152,355	$(420,877)	$96,758
Adjustments to reconcile net income to net cash provided by operating activities	19,929	(115,482)	(100,932)	106,091	197,599	107,205
Net cash provided by operating activities	116,687	44,139	7,969	258,446	(223,278)	203,963
Cash flows from investing activities:
Capital expenditures	(26,092)	—	—	(200,039)	—	(226,131)
Purchases of long-term and short- term investments	(279,962)	—	—	(416,555)	—	(696,517)
Proceeds from sales of short-term investments	245,000	—	—	379,541	—	624,541
Transfers from restricted cash	—	—	—	89,100	—	89,100
Transfers to restricted cash	—	—	—	—	—	—
Intercompany borrowings	(66,006)	(736,860)	—	—	802,866	—
Other, net	(335)	—	—	(6,438)	—	(6,773)
Net cash used in investing activities	(127,395)	(736,860)	—	(154,391)	802,866	(215,780)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Proceeds from intercompany long- term loan	736,860	—	—	7,881	(744,741)	—
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	310	26,849	17,572	(60,711)	(58,125)	(74,105)
Net cash flows provided by (used in) financing activities	737,170	692,710	(121,567)	(52,830)	(579,588)	675,895
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,328)	—	(3,328)
Net increase (decrease) in cash and cash equivalents	726,462	(11)	(113,598)	47,897	—	660,750
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of period	$1,274,659	$17	$8,588	$1,144,987	$—	$2,428,251

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.    Subsequent Event

In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network. This financing has a floating interest rate based on LIBOR. Loans under this agreement have a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term beginning in 2015. Nextel Brazil has not yet borrowed any amounts under this facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2012 and December 31, 2011 and our consolidated results of operations for the three-month periods ended March 31, 2012 and 2011; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
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
We commercially launched our new WCDMA-based network in Peru in 2010 and are currently in the process of designing and building new WCDMA networks in Brazil, Chile and Mexico. We expect to begin offering services supported by these new networks later this year.
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
We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve or plan to serve, for example by participating in the spectrum auction that is currently scheduled to be conducted in Argentina in the second quarter of 2012.
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
During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil and acquired spectrum required to support our planned next generation networks. We began offering services on our new network in Peru in 2010 and are currently in the process of building our WCDMA-based networks in Brazil, Chile and Mexico using spectrum licensed to us. We plan to begin offering services supported by these networks in Brazil, Mexico and Chile later this year. In addition, the Argentine government has announced plans to hold an auction of spectrum, currently scheduled for the second quarter of 2012, that would support a next generation network, and we have notified the government of our interest in participating in this auction.
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
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, some of our current 800 MHz spectrum holdings are contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of things, including the actions of technology standards bodies, the technology decisions made by other wireless carriers, and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, Chile and Peru, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum that is contiguous to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
Preserving Support for iDEN.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect and International Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum and is optimal for operating efficiently on the 800 MHz SMR spectrum that we currently own. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola's support of the evolution of the iDEN technology. In the past, we relied heavily on the development of new features for our networks and handsets and introduced updates and enhanced capabilities on a regular basis. In recent years, we have slowed the introduction of new updates, thereby relying less on new features and technology to support our core business.
Sprint Nextel, which has historically been one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology, has notified us of its plans to decommission its iDEN network in 2013. Sprint Nextel's decision to deactivate its iDEN network could affect Motorola's ability or willingness to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks. In the last several years, we have led the majority of all product and handset development activity in support of our customers' needs and therefore have limited the impact of Sprint Nextel's declining iDEN purchases. Our existing subscribers, particularly in Mexico, have the ability to connect to customers instantly using our Direct Connect service on Sprint Nextel's iDEN network and to roam on this network using iDEN handsets when traveling to the United States. Once Sprint Nextel completes the deactivation of its iDEN network, our existing iDEN customers will no longer have this ability. While we are continuing to review the impact of Sprint Nextel's deactivation plans, we recently announced that subscribers on our new WCDMA networks will be able to use our Direct Connect service to connect directly with any iDEN customer in the United States. Later this year, we will offer our customers the ability to use our Direct Connect service to connect directly with Sprint Nextel customers in the United States who use the push-to-talk service offered on Sprint Nextel's CDMA-based network. Our WCDMA customers will also be able to roam onto any WCDMA network in the United States or anywhere in the world where we have a roaming agreement in place with local operators.
In 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In August 2011, Google, Inc. announced its intent to acquire Motorola Mobility, which is now our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN handsets as a result of Google's planned acquisition of Motorola Mobility, which has not yet been completed. Examples of our existing arrangements with Motorola include:

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

Handsets and Devices in Commercial Service
The table below provides an overview of our total handsets and other devices in commercial service in the countries indicated as of March 31, 2012 and December 31, 2011. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(in thousands)
Handsets and devices in commercial service — December 31, 2011	4,115	3,696	1,388	1,435	78	10,712
Net subscriber additions	112	63	59	14	12	260
Handsets and devices in commercial service — March 31, 2012	4,227	3,759	1,447	1,449	90	10,972

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
As described in more detail in our annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments into U.S. dollars using the average exchange rates for the three months ended March 31, 2012 and 2011. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Three Months Ended March 31,
	2012	2011	Percent Change
Brazilian real	1.77	1.67	(6)%
Mexican peso	13.02	12.08	(8)%
Argentine peso	4.34	4.01	(8)%

Late in 2011 and continuing into the first quarter of 2012, foreign currency exchange rates in the countries where we operate depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of each of the quarters in 2011, as well as at the end of the first quarter of 2012. If the values of these exchange rates depreciate further, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2011				2012
	March	June	September	December	March
Brazilian real	1.63	1.56	1.85	1.88	1.82
Mexican peso	11.97	11.84	13.42	13.99	12.80
Argentine peso	4.05	4.11	4.21	4.30	4.38

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in total operating revenues and operating income before depreciation and amortization expense on a consolidated basis and the year-over-year percentage change in total operating revenues and segment earnings for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2011 to amounts that would have resulted if the average foreign currency rates for the three months ended March 31, 2011 were the same as the average foreign currency exchange rates that were in effect for the three months ended March 31, 2012; and (ii) by comparing the constant currency financial measures for the three months ended March 31, 2011 to the actual financial measures for the three months ended March 31, 2012. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of operating income before depreciation and amortization expense and segment earnings for the three months ended March 31, 2011, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	Three Months Ended March 31, 2012	% of Consolidated Operating Revenues	Three Months Ended March 31, 2011	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,546,100	95%	$1,546,328	95%	$(228)	—
Handset and accessory revenues	84,028	5%	76,509	5%	7,519	10%
	1,630,128	100%	1,622,837	100%	7,291	—	7%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(436,975)	(27)%	(444,877)	(27)%	7,902	(2)%
Cost of handset and accessory sales	(228,690)	(14)%	(211,503)	(13)%	(17,187)	8%
	(665,665)	(41)%	(656,380)	(40)%	(9,285)	1%
Selling and marketing expenses	(189,549)	(11)%	(166,473)	(10)%	(23,076)	14%
General and administrative expenses	(417,207)	(26)%	(369,084)	(23)%	(48,123)	13%
Operating income before depreciation and amortization	357,707	22%	430,900	27%	(73,193)	(17)%	(8)%
Depreciation and amortization	(170,043)	(10)%	(155,919)	(10)%	(14,124)	9%
Operating income	187,664	12%	274,981	17%	(87,317)	(32)%
Interest expense, net	(96,822)	(6)%	(81,159)	(5)%	(15,663)	19%
Interest income	6,190	—	6,211	—	(21)	—
Foreign currency transaction (losses) gains, net	(14,313)	(1)%	8,494	1%	(22,807)	(269)%
Other expense, net	(9,010)	—	(4,367)	—	(4,643)	106%
Income before income tax provision	73,709	5%	204,160	13%	(130,451)	(64)%
Income tax provision	(62,851)	(4)%	(107,402)	(7)%	44,551	(41)%
Net income	$10,858	1%	$96,758	6%	$(85,900)	(89)%
During the first quarter of 2012, we expanded our subscriber base across all of our markets, leading to a 16% increase in our total subscriber base at the end of the first quarter of 2012 compared to the end of the same period in 2011. Consolidated operating revenues on an actual reported basis remained flat from the first quarter of 2011 compared to the first quarter of 2012 due to the decline in local currency values relative to the U.S. dollar, but increased 7% on a constant currency basis.
We are incurring significant expenses associated with the deployment phase of our new WCDMA-based networks, particularly general and administrative and selling and marketing expenses. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of customers, but we do not expect an increase in operating revenues until after the deployment phase is completed and we begin to offer services using the new networks. As a result of the additional expenses related to building our WCDMA-based networks and other factors described below, our consolidated selling and marketing and general and administrative expenses for the first quarter of 2012 increased as a percentage of consolidated operating revenues compared to the first quarter of 2011, and our consolidated operating income margin declined from 17% in the first quarter of 2011 to 12% in the first quarter of 2012. We anticipate our operating margins could decrease further during the network deployment phase.
During the first quarter of 2012, we also continued to invest in coverage expansion and network improvements of our iDEN networks and made investments in connection with the deployment of our planned WCDMA-based networks, resulting in consolidated capital expenditures of $234.2 million, which represents a 7% increase from the first quarter of 2011. Under our current business plan, we expect to incur additional capital expenditures throughout the remainder of 2012 as we pursue our strategy of building our new networks in Brazil, Mexico and Chile and that our capital expenditures throughout the remainder of 2012 will be higher than in comparative periods in 2011. We also expect to continue to incur capital expenditures related to the expansion of the coverage and improvement of the quality and capacity of our iDEN networks. We may incur additional capital expenditures if we are able to acquire spectrum and deploy a WCDMA-based network in Argentina. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
The average values of the local currencies in Brazil and Mexico depreciated relative to the U.S. dollar during the three months ended March 31, 2012 compared to the same period in 2011. As a result, the components of our consolidated results of operations for the three months ended March 31, 2012, after translation into U.S. dollars, reflect lower U.S. dollar revenues and expenses than would have occurred if these currencies had not depreciated relative to the U.S. dollar. Late in 2011 and into the first quarter of 2012, continued uncertainty in worldwide economic conditions drove a significant decline in the value of currencies relative to the U.S. dollar in the markets where we operate. Volatility in the global market persists, and current foreign currency exchange rates in effect at the end of the first quarter of 2012 reflect a reduction in value from those experienced in the first quarter of 2011. If the values of local currencies in the countries in which our operating companies conduct business remain at levels similar to the end of the first quarter of 2012 or depreciate further relative to the U.S. dollar, our future reported operating results will be adversely affected.

1.	Operating revenues

Consolidated service and other revenues remained flat in the first quarter of 2012 compared to the same period in 2011 on an actual reported basis. On a constant currency basis, consolidated service and other revenues increased by 7%, principally due to a 16% increase in our subscriber base, resulting from a continued demand for our services, partially offset by a decrease in consolidated average revenue per subscriber due to an increase in subscribers on lower rate service plans.

2.	Cost of revenues

The $17.2 million, or 8%, increase in consolidated cost of handset and accessory revenues in the first quarter of 2012 compared to the same period in 2011 is primarily due to an increase in handset upgrades for existing subscribers in connection with our customer retention efforts and, to a lesser extent, an increase in handset sales resulting from growth in our subscriber base.

3.	Selling and marketing expenses

Significant factors contributing to the $23.1 million, or 14%, increase in consolidated selling and marketing expenses in the first quarter of 2012 compared to the same period in 2011 include:

•
a $13.1 million, or 18%, increase in consolidated direct commissions and payroll expenses, largely due to an increase in gross subscriber additions generated by internal sales personnel, as well as an increase in the number of sales and marketing personnel; and

•
a $4.7 million, or 60%, increase in consolidated marketing expenses, a large portion of which related to remodeling our stores and other sales outlets in connection with the ongoing launch of our new brand identity.

4.	General and administrative expenses

Significant factors contributing to the $48.1 million, or 13%, increase in consolidated general and administrative expenses in the first quarter of 2012 compared to the same period in 2011 include:

•
a $13.7 million, or 43%, increase in consolidated bad debt expense, largely related to revenue growth and lower collection rates in Brazil resulting from an increase in customers with weaker credit profiles and whose credit histories are less established;

•
a $13.4 million, or 14%, increase in consolidated customer care and billing operations expenses, mostly in Brazil, as a result of an increase in customer care personnel necessary to support a larger customer base; and

•
a $12.0 million, or 30%, increase in consolidated information technology expenses, principally related to the development and deployment of systems to support our WCDMA-based networks and other related technology initiatives.

5.	Depreciation and amortization

The $14.1 million, or 9%, increase in consolidated depreciation and amortization in the first quarter of 2012 compared to the same period in 2011 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our iDEN network to increase capacity to meet the needs of our growing customer base, as well as investments in our new WCDMA-based networks.

6.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $14.3 million during the first quarter of 2012 are primarily the result of losses on our U.S. dollar cash balance in Mexico caused by the appreciation in the value of the Mexican peso relative to the U.S. dollar.

7.	Income tax provision

The $44.6 million, or 41%, decrease in the consolidated income tax provision in the first quarter of 2012 compared to the same period in 2011 is primarily due to a $100.3 million decrease in income before income tax provision in Brazil and Mexico, partially offset by an increase in the U.S. and Chilean valuation allowances.
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

b.	Nextel Brazil

	Three Months Ended March 31, 2012	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$779,295	95%	$778,334	96%	$961	—
Handset and accessory revenues	41,985	5%	35,004	4%	6,981	20%
	821,280	100%	813,338	100%	7,942	1%	7%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(244,666)	(30)%	(240,647)	(29)%	(4,019)	2%
Cost of handset and accessory sales	(58,949)	(7)%	(64,576)	(8)%	5,627	(9)%
	(303,615)	(37)%	(305,223)	(37)%	1,608	(1)%
Selling and marketing expenses	(76,484)	(9)%	(63,692)	(8)%	(12,792)	20%
General and administrative expenses	(200,415)	(25)%	(161,422)	(20)%	(38,993)	24%
Segment earnings	$240,766	29%	$283,001	35%	$(42,235)	(15)%	(8)%
Nextel Brazil contributed 50% of our consolidated operating revenues for both the first quarter of 2012 and the first quarter of 2011 and represented 38% of our consolidated subscriber base as of March 31, 2012. Late in 2011 and continuing into 2012, Nextel Brazil experienced an increase in promotional activity, including price reductions, by its competitors. As a result, Nextel Brazil made some adjustments to its commercial offers in an effort to compete more effectively. These adjustments, along with increased retention efforts and migrations to lower rate service plans, resulted in a reduction in Nextel Brazil's average revenue per subscriber and an increase in selling and marketing expenses that continued into the first quarter of 2012. In addition, during the first quarter of 2012, Nextel Brazil incurred significant expenses associated with the deployment phase of its WCDMA-based network, particularly general and administrative and selling and marketing expenses. These factors, as well as costs related to increased customer retention initiatives, resulted in a reduction in Nextel Brazil's segment earnings margin from 35% in the first quarter of 2011 to 29% in the first quarter of 2012. Although we are taking actions to address the impact of the more aggressive pricing on service plans and other promotions being offered by our competitors in Brazil, we expect these competitive pressures to continue throughout the remainder of 2012. In addition, we expect the support of the WCDMA-based network to continue, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network. As a result of these factors, Nextel Brazil's average revenue per subscriber and segment earnings margin may decrease further during the year.

During the first quarter of 2012, we continued to develop and deploy our planned WCDMA-based network and to improve the capacity and quality of our existing iDEN network in Brazil. As a result, Nextel Brazil's capital expenditures were $87.9 million for the first quarter of 2012, which represented 38% of our consolidated capital expenditures. In addition, the development and deployment of the new WCDMA network in Brazil using the spectrum awarded to us in June 2011 will require us to continue to make significant investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
The average value of the Brazilian real during the first quarter of 2012 depreciated relative to the U.S. dollar by 6% compared to the average rate that prevailed during the same period in 2011. As a result, the components of Nextel Brazil's results of operations for the first quarter of 2012, after translation into U.S. dollars, reflect lower increases in U.S. dollar revenues and expenses than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's results of operations will be adversely affected.
Nextel Brazil’s segment earnings decreased $42.2 million, or 15%, and 8% on a constant currency basis in the first quarter of 2012 compared to the same period in 2011 as a result of the following:

1.	Operating revenues

Nextel Brazil's service and other revenues remained flat in the three months ended March 31, 2012 compared to the same period in 2011 as a result of an increase in Nextel Brazil's subscriber base, offset by lower average revenue per subscriber resulting from adjustments to commercial offers, migrations to lower rate service plans and increased retention efforts in response to the competitive environment in Brazil.

The $7.0 million, or 20%, increase in handset and accessory revenues in the three months ended March 31, 2012 compared to the same period in 2011 is primarily the result of an increase in handset sales and a shift to sales of higher priced handsets, such as smartphones.

2.	Cost of revenues

The $4.0 million, or 2%, increase in cost of service in the three months ended March 31, 2012 compared to the same period in 2011 is principally due to a $6.9 million, or 13%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites placed into service during the latter portion of 2011 and into 2012.

3.	Selling and marketing expenses

The $12.8 million, or 20%, increase in selling and marketing expenses in the three months ended March 31, 2012 compared to the same period in 2011 is principally the result of new advertising campaigns launched in an effort to promote growth in Nextel Brazil's subscriber base, retain existing customers and address the more competitive landscape, as well as an increase in indirect commissions due to an increase in handset sales by third-party dealers.

4.	General and administrative expenses

Significant factors contributing to the $39.0 million, or 24%, increase in general and administrative expenses in the three months ended March 31, 2012 compared to the same period in 2011included:

•	a $15.2 million, or 21%, increase primarily resulting from higher payroll and related costs, as well as consulting expenses related to the development of Nextel Brazil's WCDMA-based network;

•
a $12.2 million, or 26%, increase in customer care and billing operations expenses due primarily to an increase in customer care personnel necessary to support Nextel Brazil's larger customer base; and

•
an $11.2 million, or 43%, increase in bad debt expense related to a decrease in collection rates resulting from the addition of customers with weaker credit profiles and whose credit histories are less established. The higher levels of bad debt expense reflect the impact of these changes and, relative to operating revenues, represent increases from historic levels. While Nextel Brazil is making further adjustments to its credit procedures that are designed to address some of the factors that led to the increased bad debt expense, we expect to see additional increases in bad debt expense in the short-term, and we do not expect future bad debt levels to return to historic levels in the near future.

c.	Nextel Mexico

	Three Months Ended March 31, 2012	% of Nextel Mexico's Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$522,461	96%	$545,577	96%	$(23,116)	(4)%
Handset and accessory revenues	22,001	4%	21,429	4%	572	3%
	544,462	100%	567,006	100%	(22,544)	(4)%	3%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(103,136)	(19)%	(126,803)	(22)%	23,667	(19)%
Cost of handset and accessory sales	(128,674)	(24)%	(107,086)	(19)%	(21,588)	20%
	(231,810)	(43)%	(233,889)	(41)%	2,079	(1)%
Selling and marketing expenses	(65,820)	(12)%	(68,432)	(12)%	2,612	(4)%
General and administrative expenses	(78,122)	(14)%	(84,338)	(15)%	6,216	(7)%
Segment earnings	$168,710	31%	$180,347	32%	$(11,637)	(6)%	2%
During the first quarter of 2012, Nextel Mexico comprised 33% of our consolidated operating revenues and represented 34% of our consolidated subscriber base.
We began offering limited services using our new WCDMA-based network in certain cities in Mexico in 2011, and we expect to begin offering those and additional services in other markets in Mexico later in 2012. Development of this new network and investments in improvements to the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $93.5 million in the first quarter of 2012, which represents 40% of our consolidated capital expenditures and a 150% increase compared to the same period in 2011. Continued development and deployment of the new network in Mexico will require significant investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We also expect to continue to incur significant operating expenses in connection with the deployment of our new WCDMA-based network, including general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network. As a result of these additional expenses and other factors described below, Nextel Mexico's segment earnings margin declined from 32% in the first quarter of 2011 to 31% in the first quarter of 2012, and we anticipate that Nextel Mexico's segment earnings margin may decrease further during the network deployment phase, particularly during the initial stages of deployment in 2012.
The average value of the Mexican peso depreciated relative to the U.S. dollar by about 8% during the first quarter of 2012 compared to the average rate that prevailed during the same period in 2011. As a result, the components of Nextel Mexico's results of operations for the first quarter of 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average value of the peso relative to the U.S. dollar. If the value of the Mexican peso depreciates further relative to the U.S. dollar, Nextel Mexico's results of operations will be adversely affected.
On a constant currency basis, Nextel Mexico's segment earnings increased 2% in the first quarter of 2012 compared to the same period in 2011. However, including the impact of the depreciation in the average value of the peso relative to the U.S. dollar, Nextel Mexico’s segment earnings decreased $11.6 million, or 6%, over the same period as a result of the following:

1.	Operating revenues

The $23.1 million, or 4%, decrease in service and other revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily due to lower average revenue per subscriber resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico and the impact of the depreciation of the peso, partially offset by an increase in Nextel Mexico's subscriber base. On a constant currency basis, Nextel Mexico's total operating revenues increased 3% over the same period.

2.	Cost of revenues

The $23.7 million, or 19%, decrease in cost of service in the three months ended March 31, 2012 compared to the same period in 2011 is primarily the result of a reduction in mobile termination rates in Mexico, which were adopted in May 2011, partially offset by an increase in interconnect minutes of use.

The $21.6 million, or 20%, increase in cost of handset and accessory sales in the three months ended March 31, 2012 compared to the same period in 2011 is primarily the result of an increase in handset costs associated with promotions that use high-tier handset models to attract and retain customers, as well as an increase in handset sales to new subscribers.

The changes to Nextel Mexico's selling and marketing expenses and general and administrative expenses in the three months ended March 31, 2012 compared to the same periods in 2011 were not material.

d.	Nextel Argentina

	Three Months Ended March 31, 2012	% of Nextel Argentina's Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$156,321	93%	$138,576	92%	$17,745	13%
Handset and accessory revenues	12,196	7%	12,138	8%	58	—
	168,517	100%	150,714	100%	17,803	12%	21%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(49,382)	(29)%	(44,877)	(30)%	(4,505)	10%
Cost of handset and accessory sales	(20,340)	(12)%	(19,421)	(13)%	(919)	5%
	(69,722)	(41)%	(64,298)	(43)%	(5,424)	8%
Selling and marketing expenses	(14,755)	(9)%	(11,700)	(8)%	(3,055)	26%
General and administrative expenses	(37,292)	(22)%	(30,765)	(20)%	(6,527)	21%
Segment earnings	$46,748	28%	$43,951	29%	$2,797	6%	23%
During the first quarter of 2012, Nextel Argentina comprised 10% of our consolidated operating revenues and represented 13% of our consolidated subscriber base. In addition, Nextel Argentina generated a 28% segment earnings margin in the first quarter of 2012, which is slightly lower than the 29% segment earnings margin in the first quarter of 2011.
Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos, particularly personnel costs. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the first quarter of 2012 depreciated relative to the U.S. dollar by 8% compared to the same period in 2011. As a result, the components of Nextel Argentina's results of operations for the first quarter of 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.
Nextel Argentina's segment earnings increased $2.8 million, or 6%, in the first quarter of 2012 compared to the same period in 2011, and 23% on a constant currency basis, primarily due to a $17.7 million, or 13%, increase in service and other revenues resulting from an increase in Nextel Argentina's subscriber base. This increase was partially offset by:

•
a $6.5 million, or 21%, increase in general and administrative expenses resulting from a larger amount of outsourced services, an increase in customer care expenses necessary to support Nextel Argentina's larger customer base and inflation;

and

•	a $4.5 million, or 10%, increase in cost of service, primarily due to an increase in service and repair costs resulting from more refurbished handsets.

e.	Nextel Peru

	Three Months Ended March 31, 2012	% of Nextel Peru's Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$81,248	92%	$77,739	91%	$3,509	5%
Handset and accessory revenues	7,540	8%	7,918	9%	(378)	(5)%
	88,788	100%	85,657	100%	3,131	4%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(28,167)	(32)%	(26,000)	(30)%	(2,167)	8%
Cost of handset and accessory sales	(17,973)	(20)%	(19,220)	(23)%	1,247	(6)%
	(46,140)	(52)%	(45,220)	(53)%	(920)	2%
Selling and marketing expenses	(14,534)	(17)%	(15,399)	(18)%	865	(6)%
General and administrative expenses	(19,738)	(22)%	(17,860)	(21)%	(1,878)	11%
Segment earnings	$8,376	9%	$7,178	8%	$1,198	17%
During the first quarter of 2012, Nextel Peru comprised 5% of our consolidated operating revenues and represented 13% of our consolidated subscriber base. In addition, Nextel Peru generated a 9% segment earnings margin in the first quarter of 2012, which increased from the 8% margin reported in the first quarter of 2011.
In the second quarter of 2012, we plan to proceed with the broader launch of our WCDMA-based services, with the full benefit of these efforts expected to impact subscriber growth in Peru beginning in the third quarter of 2012. As a result, we expect to continue to incur incremental expenses as we launch services in more markets and incorporate additional services and broader handset offerings in existing markets in Peru; however, we do not expect a corresponding increase in operating revenues during this deployment phase.

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
Segment earnings increased $1.2 million, or 17%, in the first quarter of 2012 compared to the same period in 2011, primarily due to a $3.5 million, or 5%, increase in service and other revenues, which was largely the result of an increase in Nextel Peru's subscriber base, partially offset by a decrease in average revenue per subscriber. This decrease in average revenue per subscriber was attributable, in part, to an increase in the number of subscribers purchasing prepaid service plans, which generally produce lower monthly recurring revenues. The increase in Nextel Peru's service and other revenues was partially offset by an increase in cost of revenues and general and administrative expenses.

f.	Corporate and other

	Three Months Ended March 31, 2012	% of Corporate and other Operating Revenues	Three Months Ended March 31, 2011	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$7,868	96%	$7,385	100%	$483	7%
Handset and accessory revenues	306	4%	20	—	286	NM
	8,174	100%	7,405	100%	769	10%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	(11,949)	(146)%	(7,065)	(96)%	(4,884)	69%
Cost of handset and accessory sales	(2,754)	(34)%	(1,200)	(16)%	(1,554)	130%
	(14,703)	(180)%	(8,265)	(112)%	(6,438)	78%
Selling and marketing expenses	(17,956)	(220)%	(7,250)	(98)%	(10,706)	148%
General and administrative expenses	(84,067)	NM	(76,587)	NM	(7,480)	10%
Segment losses	$(108,552)	NM	$(84,697)	NM	$(23,855)	28%
_______________________________________
NM-Not Meaningful
The "Corporate and other" segment includes our Chilean operations and our corporate operations in the U.S. For the first quarter of 2012, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We are deploying a new WCDMA-based network in Chile, which we believe will enable us to offer new and differentiated services to a larger base of potential customers. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $17.1 million for the first quarter of 2012, which represented 7% of our consolidated capital expenditures. Deployment of this new network and other planned network expansions in Chile will require significant investments in capital expenditures over the next several years.
Segment losses increased in the first quarter of 2012 compared to the same period in 2011 primarily due to:

•
a $10.7 million, or 148%, increase in selling and marketing expenses, primarily resulting from an increase in sales and marketing personnel and higher advertising costs in Chile in anticipation of service offerings on its new WCDMA-based network; and

•
a $7.5 million, or 10%, increase in general and administrative expenses, largely due to an increase in information technology costs at the corporate level related to the planned launch of the new WCDMA-based networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets and as an increasing level of costs relating to those initiatives are incurred centrally to support our business across all markets.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of March 31, 2012, we had working capital, which is defined as total current assets less total current liabilities, of $2,185.7 million, a $16.6 million decrease compared to working capital of $2,202.3 million as of December 31, 2011. As of March 31, 2012, our working capital includes $2,046.7 million in cash and cash equivalents, of which $276.8 million was held in currencies other than U.S. dollars, with 67% of that amount held in Mexican pesos. As of March 31, 2012, our working capital also includes $289.9 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank,

under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network. Nextel Brazil has not yet borrowed any amounts under this facility.

We expect our current sources of funding, including our cash, cash equivalent and investment balances, funding available under the new equipment financing facility in Brazil described above, as well as the existing equipment financing facilities in Mexico and Chile, funding available under committed financings and other anticipated future cash flows from our operations will together be sufficient to meet our business plan, including our debt service obligations. Nonetheless, we plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. To meet these goals, we expect to pursue various financing alternatives, including U.S. capital market transactions, as well as locally-based equipment and bank financing opportunities.
Cash Flows

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Cash and cash equivalents, beginning of period	$2,322,919	$1,767,501	$555,418
Net cash provided by operating activities	209,994	203,963	6,031
Net cash used in investing activities	(272,018)	(215,780)	(56,238)
Net cash (used in) provided by financing activities	(227,011)	675,895	(902,906)
Effect of exchange rate changes on cash and cash equivalents	12,784	(3,328)	16,112
Cash and cash equivalents, end of period	$2,046,668	$2,428,251	$(381,583)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $210.0 million of cash during the first quarter of 2012, a $6.0 million, or 3%, increase from the same period in 2011, due primarily to a lower level of working capital investments.

We used $272.0 million of cash in our investing activities during the first quarter of 2012, a $56.2 million, or 26% increase from the same period in 2011, including $326.8 million in cash capital expenditures, partially offset by $60.4 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $215.8 million of cash in our investing activities during the first quarter of 2011 primarily due to $226.1 million in cash capital expenditures and $72.0 in net purchases of short-term investments in Brazil and at the corporate level, partially offset by the return of $77.2 million in cash securing performance bonds related to our spectrum acquisition in Chile.

We used $227.0 million of cash in our financing activities during the first quarter of 2012, primarily due to the principal repayment of $117.0 million under our syndicated loan facilities in Brazil and Peru and the purchase of $74.0 million face amount of our 3.125% convertible notes in the United States. Our financing activities provided us with $675.9 million of cash during the first quarter of 2011, primarily due to $750.0 million of gross proceeds received from the issuance of a portion of our 7.625% senior notes in the United States, partially offset by the principal repayment of $26.5 million under our syndicated loan facilities in Brazil and Peru and debt financing costs related to our 7.625% senior notes.

Future Capital Needs and Resources
Our business strategy contemplates the deployment of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we have commercially launched services using our new WCDMA-based network in Peru, and taken steps to deploy new WCDMA-based networks in Brazil, Mexico and Chile, with plans to begin offering services using those new networks in all three of these markets later in 2012. We expect our capital expenditures will increase throughout the remainder of 2012 as we continue to invest in the deployment of these new networks and that our capital expenditures in 2012 will be higher than in 2011. We have also expanded the capacity of our iDEN networks, particularly in Brazil, and expect to continue to make investments to improve the quality and capacity of those networks.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Brazil, Mexico and Chile, committed financings, cash flows generated by our operating companies and external financial sources that may be available. Our ongoing capital resources may also be affected by the availability of funding from external sources, including the availability of funding from the U.S. capital markets and from local equipment and bank financing or similar arrangements.

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	changes in foreign currency exchange rates.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	operating expenses and capital expenditures related to the deployment of our new WCDMA-based networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum, in Argentina;

•	capital expenditures to enhance our iDEN networks, as discussed below under “Capital Expenditures;”

•	payments in connection with existing and future spectrum purchases;

•	debt service requirements and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
In making assessments regarding our future capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction, other than the potential acquisition of spectrum in Argentina, the costs of acquiring that spectrum or the costs of the related network deployment, other than in Mexico, Brazil, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments, equipment financing or other available financing.
During the three months ended March 31, 2012, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2011.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $234.2 million for the first quarter of 2012 and $217.9 million for the first quarter of 2011. In each of these quarters, a substantial portion of our capital expenditures went to the improvement of the quality and capacity of our iDEN networks in Brazil and Mexico, as well as for the deployment of our existing and planned WCDMA-based networks in Brazil, Mexico, Peru and Chile.
Our business strategy contemplates the deployment of new WCDMA-based networks, as well as the ongoing expansion of the capacity and enhancement of the quality of our iDEN networks. Consistent with this strategy, we have deployed and launched services using a WCDMA-based network in Peru and are in the process of deploying similar networks in Chile, Brazil and Mexico. In addition, we plan to participate in the spectrum auction that is currently scheduled to be conducted in Argentina in the second quarter of 2012, and if we are successful in acquiring spectrum in that auction, we plan to deploy a WCDMA-based network there consistent with applicable regulatory requirements and our business strategy. We have also made, and will continue to make, substantial capital investments in our iDEN networks in all of our markets. We expect the purchase of spectrum and the deployment of new third generation networks across our markets, as well as our expansion of the capacity and enhancement of the quality of our iDEN networks, will result in increases in our capital expenditures throughout the remainder of 2012 compared to 2011, with the amount and timing of those additional capital expenditures dependent on, among other things, our business plans, the timing of expenses relating to the deployment of our WCDMA networks, the payment rules associated with the spectrum and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.
We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short- and long-term investments, borrowings under equipment financing facilities, including our financing facilities in Brazil, Mexico and Chile and proceeds from external funding sources that are or may become available. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

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
Future Outlook.  Our business strategy contemplates the deployment of new WCDMA-based networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum in the upcoming auction, in Argentina. We also expect that we will need to continue to increase the capacity of our iDEN networks while we build our new networks to meet the demands of our growing customer base. Accordingly, we expect that our capital expenditures will increase throughout the remainder of 2012, and that our capital expenditures will be higher in 2012 than in 2011, as we invest in these networks. We also expect that we will experience a significant increase in operating expenses associated with the deployment of our new networks during that time.
Based on our assessment of these and our other funding needs, as well as our current funding sources, we believe that our current cash, cash equivalents and investment balances, financing available under existing equipment financing facilities, including our financing facilities in Brazil, Mexico and Chile, committed financings and other anticipated future cash flows will together be sufficient to meet our funding needs to support our current business, our planned deployment of WCDMA-based networks in Brazil, Mexico, Peru and Chile and, if we are successful in acquiring spectrum in the upcoming auction, in Argentina.
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

•	our scheduled debt service and other contractual obligations; and

•	income taxes.
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
From time to time in recent years, volatile market conditions in debt and equity markets in the United States and global markets have had an adverse impact on the amount of funding available to corporate borrowers as the global economic downturn affected both the availability and terms of financing. Volatility in the capital markets could result in declines in the availability of funding, which could make it more difficult or more costly for us to raise additional capital in order to meet our future funding needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See "Item 1A. Risk Factors" included in our annual report on Form 10-K.

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended March 31, 2012 that materially impacted our condensed consolidated financial statements.

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

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including our chief executive offer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
For information on our various loss contingencies, see Note 4 to our condensed consolidated financial statements above.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 23, 2012.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ GOKUL HEMMADY

Executive Vice President, Chief Financial Officer and Chief Transformation Officer
(on behalf of the registrant and as chief accounting officer)
Date: May 8, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.