Form 10-Q
period 2012-06-30
NII HOLDINGS INC
filed 2012-08-07
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 31, 2012
Common Stock, $0.001 par value per share	171,627,203

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2012	December 31, 2011
		(Revised) (1)
ASSETS
Current assets
Cash and cash equivalents	$1,829,251	$2,322,919
Short-term investments	132,927	343,422
Accounts receivable, less allowance for doubtful accounts of $68,856 and $66,252	794,428	858,471
Handset and accessory inventory	270,924	277,291
Deferred income taxes, net	182,853	201,833
Prepaid expenses and other	406,316	331,408
Total current assets	3,616,699	4,335,344
Property, plant and equipment, net	3,630,570	3,481,869
Intangible assets, net	1,151,751	1,182,380
Deferred income taxes, net	432,468	410,162
Other assets	418,553	411,203
Total assets	$9,250,041	$9,820,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$319,540	$377,679
Accrued expenses and other	875,201	1,005,465
Deferred revenues	158,083	159,150
Current portion of long-term debt	210,889	573,465
Total current liabilities	1,563,713	2,115,759
Long-term debt	4,408,498	4,244,752
Deferred revenues	14,656	15,585
Deferred credits	52,040	61,156
Other long-term liabilities	257,301	243,335
Total liabilities	6,296,208	6,680,587
Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2012 and 2011, no shares issued or outstanding — 2012 and 2011	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2012 and 2011, 171,627 shares issued and outstanding — 2012, 171,177 shares issued and outstanding — 2011	171	171
Paid-in capital	1,462,566	1,440,079
Retained earnings	2,134,249	2,224,171
Accumulated other comprehensive loss	(643,153)	(524,050)
Total stockholders’ equity	2,953,833	3,140,371
Total liabilities and stockholders’ equity	$9,250,041	$9,820,958
_______________________________________
(1) As described in Note 8 to these condensed consolidated financial statements, we have revised our prior period financial statements to correct certain immaterial errors.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
Operating revenues
Service and other revenues	$2,964,842	$3,216,686	$1,421,121	$1,670,493
Handset and accessory revenues	164,131	164,713	74,704	82,165
	3,128,973	3,381,399	1,495,825	1,752,658
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	864,334	893,611	421,304	448,734
Cost of handsets and accessories	462,987	418,212	234,297	206,456
Selling, general and administrative	1,235,461	1,158,042	628,969	620,358
Depreciation	323,604	304,544	162,999	157,228
Amortization	19,027	19,416	9,296	10,293
	2,905,413	2,793,825	1,456,865	1,443,069
Operating income	223,560	587,574	38,960	309,589
Other (expense) income
Interest expense, net	(169,942)	(177,947)	(81,329)	(96,519)
Interest income	12,232	15,811	6,042	9,600
Foreign currency transaction (losses) gains, net	(53,010)	24,100	(38,697)	15,606
Other expense, net	(14,483)	(8,358)	(5,473)	(3,991)
	(225,203)	(146,394)	(119,457)	(75,304)
(Loss) income before income tax provision	(1,643)	441,180	(80,497)	234,285
Income tax provision	(88,279)	(218,846)	(23,014)	(111,541)
Net (loss) income	$(89,922)	$222,334	$(103,511)	$122,744

Net (loss) income, per common share, basic	$(0.52)	$1.31	$(0.60)	$0.72
Net (loss) income, per common share, diluted	$(0.52)	$1.29	$(0.60)	$0.71

Weighted average number of common shares outstanding, basic	171,355	170,038	171,529	170,381
Weighted average number of common shares outstanding, diluted	171,355	172,752	171,529	172,963

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(117,444)	$178,127	$(298,115)	$103,377
Other	(1,659)	(465)	(331)	(977)
Other comprehensive (loss) income	(119,103)	177,662	(298,446)	102,400
Net (loss) income	(89,922)	222,334	(103,511)	122,744
Total comprehensive (loss) income	$(209,025)	$399,996	$(401,957)	$225,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Six Months Ended June 30, 2012 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012 - Revised	171,177	$171	$1,440,079	$2,224,171	$(524,050)	$3,140,371
Net loss	—	—	—	(89,922)	—	(89,922)
Other comprehensive loss, net of taxes	—	—	—	—	(119,103)	(119,103)
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense for equity-based awards	—	—	27,316	—	—	27,316
Exercise of stock options	450	—	139	—	—	139
Other	—	—	(4,442)	—	—	(4,442)
Balance, June 30, 2012	171,627	$171	$1,462,566	$2,134,249	$(643,153)	$2,953,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011 (in thousands) Unaudited

	2012	2011
		(Revised)
Cash flows from operating activities:
Net (loss) income	$(89,922)	$222,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount and financing costs	14,623	28,504
Depreciation and amortization	342,631	323,960
Provision for losses on accounts receivable	88,477	73,421
Foreign currency transaction losses (gains), net	53,010	(24,100)
Deferred income tax benefit	(36,862)	(7,972)
Share-based payment expense	27,316	30,758
Other, net	31,380	15,824
Change in assets and liabilities:
Accounts receivable, gross	(58,475)	(212,241)
Handset and accessory inventory	5,515	30,491
Prepaid expenses and other	(132,897)	37,573
Other long-term assets	(53,347)	1,122
Accounts payable, accrued expenses and other	1,883	81,871
Net cash provided by operating activities	193,332	601,545
Cash flows from investing activities:
Capital expenditures	(542,271)	(449,839)
Purchase of long-term and short-term investments	(777,677)	(1,237,593)
Proceeds from sales of long-term and short-term investments	987,191	1,373,700
Transfers from restricted cash	23,062	89,360
Payments for acquisitions, purchases of licenses, capitalized interest and other	(52,835)	(98,418)
Net cash used in investing activities	(362,530)	(322,790)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000
Borrowings under equipment financing facilities	186,179	—
Repayments of convertible notes	(212,782)	—
Repayments under syndicated loan facilities and other borrowings	(183,520)	(244,507)
Repayments of import financing	(104,680)	(63,523)
Other, net	(10,363)	46,752
Net cash (used in) provided by financing activities	(325,166)	488,722
Effect of exchange rate changes on cash and cash equivalents	696	(1,225)
Net (decrease) increase in cash and cash equivalents	(493,668)	766,252
Cash and cash equivalents, beginning of period	2,322,919	1,767,501
Cash and cash equivalents, end of period	$1,829,251	$2,533,753

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the three months ended March 31, 2012. See Note 8 for revisions to the condensed consolidated financial statements included in these previously filed documents. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Cumulative foreign currency translation adjustment	$(636,233)	$(518,790)
Other	(6,920)	(5,260)
	$(643,153)	$(524,050)
Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2012	2011
		(Revised)
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$542,271	$449,839
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	48,678	65,241
	$590,949	$515,080
Interest costs
Interest expense, net	$169,942	$177,947
Interest capitalized	74,854	21,948
	$244,796	$199,895
For the six months ended June 30, 2012, we had $131.2 million in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the six months ended June 30, 2011, we had $931.3 million in non-cash financing, primarily related to the long-term financing of the spectrum that was awarded to Nextel Brazil in June 2011 and refinanced in December 2011, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the six and three months ended June 30, 2012, we recognized $110.5 million and $52.0 million, respectively, in revenue-based taxes and other excise taxes. For the six and three months ended June 30, 2011, we recognized $122.9 million and $64.3 million, respectively, in revenue-based taxes and other excise taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As presented for the six and three months ended June 30, 2012, our calculation of diluted net income per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans and common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity, since their effect would be antidilutive to our net loss for those periods.
As presented for the six and three months ended June 30, 2011, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the six and three months ended June 30, 2011, we did not include 9.6 million common shares issuable upon exercise of stock options nor did we include an immaterial amount of our restricted common shares in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for those periods.
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the three months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
				(Revised)		(Revised)
	(in thousands, except per share data)
Basic net (loss) income per common share:
Net (loss) income	$(89,922)	171,355	$(0.52)	$222,334	170,038	$1.31
Effect of dilutive securities:
Stock options	—	—		—	2,405
Restricted stock	—	—		—	308
Convertible notes, net of capitalized interest and taxes	—	—		1	1
Diluted net (loss) income per common share:
Net (loss) income on which diluted earnings per share is calculated	$(89,922)	171,355	$(0.52)	$222,335	172,752	$1.29

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
				(Revised)		(Revised)
	(in thousands, except per share data)
Basic net (loss) income per common share:
Net (loss) income	$(103,511)	$171,529	$(0.60)	$122,744	170,381	$0.72
Effect of dilutive securities:
Stock options	—	—		—	2,317
Restricted stock	—	—		—	264
Convertible notes, net of capitalized interest and taxes	—	—		—	1
Diluted net (loss) income per common share:
Net (loss) income on which diluted earnings per share is calculated	$(103,511)	$171,529	$(0.60)	$122,744	172,963	$0.71
Share Repurchases. Our Board of Directors has given us general authorization to repurchase shares of common stock in order to satisfy employee withholding tax obligations related to stock-based compensation. During the six and three months ended June 30, 2012, we repurchased 130,935 and 129,903 shares, respectively, at an aggregate cost of approximately $2.6 million and $2.5 million, respectively, to satisfy employee withholding taxes related to stock-based compensation. We did not repurchase any shares to satisfy employee withholding taxes during the six or three months ended June 30, 2011.
New Accounting Pronouncements.  There were no new accounting standards issued during the six or three months ended June 30, 2012 that materially impacted our condensed consolidated financial statements.

Note 2.        Debt

	June 30, 2012	December 31, 2011
	(in thousands)
		(Revised)
Senior notes, net	$2,723,436	$2,721,658
Spectrum financing	643,151	693,038
General financing	410,376	547,130
Capital leases and tower financing obligations	319,901	292,461
Equipment financing	417,671	179,779
Convertible notes, net	—	206,480
Import financing	102,915	173,954
Other	1,937	3,717
Total debt	4,619,387	4,818,217
Less: current portion	(210,889)	(573,465)
	$4,408,498	$4,244,752

Equipment Financing.

In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network. This financing has a floating interest rate based on LIBOR plus 2.90% and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a seven-year repayment term beginning in 2015 and a final maturity of June 2022. In June 2012, Nextel Brazil borrowed $124.3 million under this loan agreement.
Convertible Notes.
3.125% Convertible Notes.  During the first quarter of 2012, we purchased $74.0 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $74.4 million, plus accrued interest. In connection with these transactions, we incurred an immaterial amount of direct external costs, we recognized an immaterial loss on extinguishment of debt, and we allocated an immaterial amount of the purchase price to paid-in capital. We repaid the remaining $135.7 million principal balance of our 3.125% convertible notes when they matured on June 15, 2012.
Adoption of Authoritative Guidance on Convertible Debt Instruments.  As a result of adopting the Financial Accounting Standards Board's, or the FASB’s, authoritative guidance on convertible debt instruments, we are required to separately account for the debt and equity components of our 3.125% convertible notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components recognized for our 3.125% convertible notes were as follows (in thousands):

	June 30, 2012	December 31, 2011

Principal amount of convertible notes	$—	$209,788
Unamortized discount on convertible notes	—	3,308
Net carrying amount of convertible notes	—	206,480
Carrying amount of equity component	—	174,891
The amount of interest expense recognized on our 3.125% convertible notes and effective interest rates for the six and three months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011

Contractual coupon interest	$2,383	$17,188
Amortization of discount on convertible notes	2,718	19,404
Interest expense, net	$5,101	$36,592
Effective interest rate on convertible notes	7.15%	7.15%

	Three Months Ended June 30,
	2012	2011

Contractual coupon interest	$936	$8,594
Amortization of discount on convertible notes	1,081	9,730
Interest expense, net	$2,017	$18,324
Effective interest rate on convertible notes	7.15%	7.15%

Note 3.        Fair Value Measurements
Available-for-Sale Securities.
Our available-for-sale securities include short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with two Brazilian banks. These funds invest primarily in Brazilian government bonds, long-term bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the FASB's authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

activity to support a Level 1 classification within the fair value hierarchy.
The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements as of			Total
	June 30, 2012			Fair Value as of
	Using the Fair Value Hierarchy			June 30,
Financial Instruments	Level 1	Level 2	Level 3	2012
Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$132,927	$—	$—	$132,927

	Fair Value Measurements as of			Total
	December 31, 2011			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2011
Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$117,620	$—	$—	$117,620
Financial Instruments.
Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in securities issued by U.S. government agencies and backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. All of our held-to-maturity investments matured during the second quarter of 2012. The gross unrecognized holding gains and losses as of December 31, 2011 relating to these investments were not material. The carrying amounts and estimated fair values of our held-to-maturity investments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Short-term investments:
Held-to-maturity securities — U.S. Agencies	$74,803	$75,075
Held-to-maturity securities — U.S. Treasuries	150,999	151,678
	$225,802	$226,753

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$2,723,436	$2,537,885	$2,721,658	$2,880,375
Spectrum financing	643,151	634,217	693,038	768,735
General financing	410,376	396,178	547,130	502,438
Convertible notes	—	—	206,480	210,837
Equipment financing	417,671	354,194	179,779	169,075
	$4,194,634	$3,922,474	$4,348,085	$4,531,460
We estimated the fair values of our convertible notes, which matured during the second quarter of 2012, and our senior notes using quoted market prices in a broker dealer market, which may be adjusted for certain factors such as historical trading levels and market data for our notes, credit default spreads, stock volatility assumptions with respect to our convertible notes and other corroborating market or internally generated data. Because our fair value measurement includes market data, corroborating market data and some internally generated information, we consider this Level 2 in the fair value hierarchy.
We estimated the fair values of our equipment and spectrum financings using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.
General financing consists primarily of loans with certain banks and other lenders in Brazil and Mexico, and as of December 31, 2011, a syndicated loan facility in Peru that we repaid during the first quarter of 2012. We estimated the fair value of these loans utilizing primarily Level 3 inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term bank loans approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.
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

Note 4.        Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the six or three months ended June 30, 2012.
As of June 30, 2012 and December 31, 2011, Nextel Brazil had accrued liabilities of $58.1 million and $59.1 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $19.4 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $249.1 million and $253.1 million as of June 30, 2012. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 5.        Income Taxes

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
		(Revised)		(Revised)
	(in thousands)
(Loss) income before income tax provision	$(1,643)	$441,180	$(80,497)	$234,285

Current income tax provision	$(125,141)	$(226,818)	$(46,405)	$(112,272)
Deferred income tax benefit	36,862	7,972	23,391	731
Total income tax provision	$(88,279)	$(218,846)	$(23,014)	$(111,541)

The decreases in the consolidated income tax provision for the six and three months ended June 30, 2012 compared to the same periods in 2011 are primarily due to decreases of $442.8 million and $314.8 million, respectively, in consolidated income before income tax provision. However, increases in the loss before income tax provision recognized in the U.S. and Chile during 2012 required full valuation allowances, which prevented an income tax benefit from being recognized on these losses. Recognizing no income tax benefit for the U.S. and Chilean losses resulted in consolidated income tax expense for the six and three months ended June 30, 2012, despite recognizing a consolidated loss before income tax provision for these periods.

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

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the six months ended June 30, 2012 (in thousands):

Unrecognized tax benefits - December 31, 2011	$35,572
Additions for current year tax positions	1,820
Additions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for prior year tax positions	—
Lapse of statute of limitations	—
Settlements with taxing authorities	—
Foreign currency translation adjustment	(266)
Unrecognized tax benefits - June 30, 2012	$37,126

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $5.5 million and $5.7 million as of June 30, 2012 and December 31, 2011, respectively.
We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We assessed the realizability of our deferred tax assets during the second quarter of 2012, consistent with the methodology we employed for the same period in 2011. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, in 2011, we recorded a full valuation allowance on our U.S. companies' deferred tax assets and have maintained the same position for 2012. For our other companies, we determined that the realizability of their deferred assets had not changed. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2012 to determine the appropriate level of valuation allowance.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2012
Operating revenues	$1,536,821	$1,065,565	$333,648	$175,189	$20,783	$(3,033)	$3,128,973
Segment earnings (losses)	$421,223	$297,071	$81,924	$4,017	$(242,424)	$4,380	$566,191
Less:
Depreciation and amortization							(342,631)
Foreign currency transaction losses, net							(53,010)
Interest expense and other, net							(172,193)
Loss before income tax provision							$(1,643)
Capital expenditures	$225,042	$199,626	$24,425	$20,008	$121,848	$—	$590,949

Six Months Ended June 30, 2011 (Revised)
Operating revenues	$1,728,169	$1,155,314	$311,564	$173,827	$14,872	$(2,347)	$3,381,399
Segment earnings (losses)	$589,098	$403,610	$86,274	$15,053	$(186,934)	$4,433	$911,534
Less:
Depreciation and amortization							(323,960)
Foreign currency transaction gains, net							24,100
Interest expense and other, net							(170,494)
Income before income tax provision							$441,180
Capital expenditures	$211,374	$130,570	$29,347	$46,466	$97,323	$—	$515,080

Three Months Ended June 30, 2012
Operating revenues	$712,521	$521,103	$165,131	$86,401	$12,609	$(1,940)	$1,495,825
Segment earnings (losses)	$183,228	$128,361	$35,175	$(4,359)	$(133,871)	$2,721	$211,255
Less:
Depreciation and amortization							(172,295)
Foreign currency transaction losses, net							(38,697)
Interest expense and other, net							(80,760)
Loss before income tax provision							$(80,497)
Capital expenditures	$146,067	$106,080	$13,425	$10,550	$89,542	$—	$365,664

Three Months Ended June 30, 2011 (Revised)
Operating revenues	$908,928	$588,308	$160,850	$88,170	$7,466	$(1,064)	$1,752,658
Segment earnings (losses)	$300,610	$223,262	$42,323	$7,875	$(100,272)	$3,312	$477,110
Less:
Depreciation and amortization							(167,521)
Foreign currency transaction gains, net							15,606
Interest expense and other, net							(90,910)
Income before income tax provision							$234,285
Capital expenditures	$115,564	$93,188	$17,176	$23,524	$51,467	$—	$300,919

June 30, 2012
Identifiable assets	$3,912,715	$2,250,194	$444,962	$581,720	$2,060,737	$(287)	$9,250,041
December 31, 2011 (Revised)
Identifiable assets	$4,070,433	$2,346,307	$427,428	$597,891	$2,379,186	$(287)	$9,820,958

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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, as well as condensed consolidating statements of operations for the six and three months ended June 30, 2012 and 2011 and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$938,926	$—	$2,484	$887,841	$—	$1,829,251
Short-term investments	—	—	—	132,927	—	132,927
Accounts receivable, net	5,938	54,740	74,722	798,285	(139,257)	794,428
Handset and accessory inventory	—	—	—	270,924	—	270,924
Deferred income taxes, net	—	—	6,902	185,618	(9,667)	182,853
Prepaid expenses and other	803	—	11,225	394,288	—	406,316
Total current assets	945,667	54,740	95,333	2,669,883	(148,924)	3,616,699
Property, plant and equipment, net	—	—	231,126	3,399,731	(287)	3,630,570
Investments in and advances to affiliates	3,179,695	2,801,597	2,890,199	—	(8,871,491)	—
Intangible assets, net	18,000	—	—	1,133,751	—	1,151,751
Deferred income taxes, net	20,264	—	—	432,468	(20,264)	432,468
Other assets	2,376,889	3,799,919	725,451	500,793	(6,984,499)	418,553
Total assets	$6,540,515	$6,656,256	$3,942,109	$8,136,626	$(16,025,465)	$9,250,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$6,907	$312,633	$—	$319,540
Accrued expenses and other	601,097	181,849	1,602,713	1,245,000	(2,755,458)	875,201
Deferred revenues	—	—	—	158,083	—	158,083
Current portion of long-term debt	—	—	12,588	198,301	—	210,889
Total current liabilities	601,097	181,849	1,622,208	1,914,017	(2,755,458)	1,563,713
Long-term debt	23	2,723,436	47,803	1,637,236	—	4,408,498
Deferred revenues	—	—	—	14,656	—	14,656
Deferred credits	—	—	22,252	50,052	(20,264)	52,040
Other long-term liabilities	2,985,562	—	15,833	1,630,466	(4,374,560)	257,301
Total liabilities	3,586,682	2,905,285	1,708,096	5,246,427	(7,150,282)	6,296,208
Total stockholders’ equity	2,953,833	3,750,971	2,234,013	2,890,199	(8,875,183)	2,953,833
Total liabilities and stockholders’ equity	$6,540,515	$6,656,256	$3,942,109	$8,136,626	$(16,025,465)	$9,250,041
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET - REVISED
As of December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919
Short-term investments	225,802	—	—	117,620	—	343,422
Accounts receivable, net	13,643	79,719	168,769	864,961	(268,621)	858,471
Handset and accessory inventory	—	—	—	277,291	—	277,291
Deferred income taxes, net	—	—	6,873	199,318	(4,358)	201,833
Prepaid expenses and other	1,483	—	8,552	321,385	(12)	331,408
Total current assets	1,283,286	80,675	192,610	3,051,764	(272,991)	4,335,344
Property, plant and equipment, net	—	—	190,208	3,291,948	(287)	3,481,869
Investments in and advances to affiliates	3,222,579	2,902,888	3,001,920	—	(9,127,387)	—
Intangible assets, net	18,000	—	—	1,164,380	—	1,182,380
Deferred income taxes, net	45,740	—	—	410,162	(45,740)	410,162
Other assets	2,348,372	3,799,519	606,845	470,516	(6,814,049)	411,203
Total assets	$6,917,977	$6,783,082	$3,991,583	$8,388,770	$(16,260,454)	$9,820,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,546	$375,133	$—	$377,679
Accrued expenses and other	635,303	191,992	1,601,508	1,337,187	(2,760,525)	1,005,465
Deferred revenues	—	—	—	159,150	—	159,150
Current portion of long-term debt	206,480	—	15,772	351,213	—	573,465
Total current liabilities	841,783	191,992	1,619,826	2,222,683	(2,760,525)	2,115,759
Long-term debt	23	2,721,658	55,940	1,467,131	—	4,244,752
Deferred revenues	—	—	—	15,585	—	15,585
Deferred credits	—	—	48,253	58,643	(45,740)	61,156
Other long-term liabilities	2,935,800	—	12,581	1,622,808	(4,327,854)	243,335
Total liabilities	3,777,606	2,913,650	1,736,600	5,386,850	(7,134,119)	6,680,587
Total stockholders’ equity	3,140,371	3,869,432	2,254,983	3,001,920	(9,126,335)	3,140,371
Total liabilities and stockholders’ equity	$6,917,977	$6,783,082	$3,991,583	$8,388,770	$(16,260,454)	$9,820,958

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$3,128,973	$(1,536)	$3,128,973
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	59	1,327,262	—	1,327,321
Selling, general and administrative	1,648	1	166,818	1,072,910	(5,916)	1,235,461
Management fee, royalty fee and other	(44,606)	—	(85,542)	125,768	4,380	—
Depreciation and amortization	—	—	15,599	327,032	—	342,631
	(42,958)	1	96,934	2,852,972	(1,536)	2,905,413
Operating income (loss)	42,958	(1)	(95,398)	276,001	—	223,560
Other income (expense)
Interest expense, net	(121,049)	(114,238)	(1,114)	(82,529)	148,988	(169,942)
Interest income	8,116	142,008	123	10,973	(148,988)	12,232
Foreign currency transaction losses, net	—	—	—	(53,010)	—	(53,010)
Equity in (losses) income of affiliates	(14,194)	87,350	88,929	—	(162,085)	—
Other (expense) income, net	(21,717)	—	11	7,223	—	(14,483)
	(148,844)	115,120	87,949	(117,343)	(162,085)	(225,203)
(Loss) income before income tax benefit (provision)	(105,886)	115,119	(7,449)	158,658	(162,085)	(1,643)
Income tax benefit (provision)	15,964	(7,076)	(22,683)	(69,729)	(4,755)	(88,279)
Net (loss) income	$(89,922)	$108,043	$(30,132)	$88,929	$(166,840)	$(89,922)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(117,444)	$(117,444)	$(117,444)	$(117,444)	$352,332	$(117,444)
Other	(1,659)	(1,659)	(1,659)	(1,659)	4,977	(1,659)
Other comprehensive loss	(119,103)	(119,103)	(119,103)	(119,103)	357,309	(119,103)
Net (loss) income	(89,922)	108,043	(30,132)	88,929	(166,840)	(89,922)
Total comprehensive loss	$(209,025)	$(11,060)	$(149,235)	$(30,174)	$190,469	$(209,025)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - REVISED
For the Six Months Ended June 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$3,381,399	$(1,536)	$3,381,399
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	85	1,311,738	—	1,311,823
Selling, general and administrative	1,776	178	140,048	1,022,009	(5,969)	1,158,042
Management fee and other	(41,799)	—	(64,550)	101,916	4,433	—
Depreciation and amortization	—	—	4,740	319,220	—	323,960
	(40,023)	178	80,323	2,754,883	(1,536)	2,793,825
Operating income (loss)	40,023	(178)	(78,787)	626,516	—	587,574
Other income (expense)
Interest expense, net	(111,936)	(75,210)	(1,437)	(98,905)	109,541	(177,947)
Interest income	9,206	101,832	103	14,211	(109,541)	15,811
Foreign currency transaction gains, net	—	—	—	24,100	—	24,100
Equity in income of affiliates	257,968	343,332	349,163	—	(950,463)	—
Other income (expense), net	40	—	(6)	(8,392)	—	(8,358)
	155,278	369,954	347,823	(68,986)	(950,463)	(146,394)
Income before income tax benefit (provision)	195,301	369,776	269,036	557,530	(950,463)	441,180
Income tax benefit (provision)	27,033	(8,965)	(23,728)	(208,367)	(4,819)	(218,846)
Net income	$222,334	$360,811	$245,308	$349,163	$(955,282)	$222,334

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$178,127	$178,127	$178,127	$178,127	$(534,381)	$178,127
Other	(465)	(465)	(466)	(466)	1,397	(465)
Other comprehensive income	177,662	177,662	177,661	177,661	(532,984)	177,662
Net income	222,334	360,811	245,308	349,163	(955,282)	222,334
Total comprehensive income	$399,996	$538,473	$422,969	$526,824	$(1,488,266)	$399,996

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,495,825	$(768)	$1,495,825
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	28	655,573	—	655,601
Selling, general and administrative	830	1	93,073	538,553	(3,488)	628,969
Management fee, royalty fee and other	(24,863)	—	(42,151)	64,294	2,720	—
Depreciation and amortization	—	—	9,336	162,959	—	172,295
	(24,033)	1	60,286	1,421,379	(768)	1,456,865
Operating income (loss)	24,033	(1)	(59,518)	74,446	—	38,960
Other income (expense)
Interest expense, net	(60,504)	(57,645)	(536)	(37,205)	74,561	(81,329)
Interest income	4,060	71,026	62	5,455	(74,561)	6,042
Foreign currency transaction losses, net	—	—	—	(38,697)	—	(38,697)
Equity in (losses) income of affiliates	(58,449)	7,270	7,894	—	43,285	—
Other (expense) income, net	(21,215)	—	1	15,741	—	(5,473)
	(136,108)	20,651	7,421	(54,706)	43,285	(119,457)
(Loss) income before income tax benefit (provision)	(112,075)	20,650	(52,097)	19,740	43,285	(80,497)
Income tax benefit (provision)	8,564	(3,188)	(11,999)	(11,846)	(4,545)	(23,014)
Net (loss) income	$(103,511)	$17,462	$(64,096)	$7,894	$38,740	$(103,511)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(298,115)	$(298,115)	$(298,115)	$(298,115)	$894,345	$(298,115)
Other	(331)	(331)	(331)	(331)	993	(331)
Other comprehensive loss	(298,446)	(298,446)	(298,446)	(298,446)	895,338	(298,446)
Net (loss) income	(103,511)	17,462	(64,096)	7,894	38,740	(103,511)
Total comprehensive loss	$(401,957)	$(280,984)	$(362,542)	$(290,552)	$934,078	$(401,957)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - REVISED
For the Three Months Ended June 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,752,658	$(768)	$1,752,658
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	40	655,150	—	655,190
Selling, general and administrative	865	14	74,292	549,268	(4,081)	620,358
Management fee and other	(21,296)	—	(35,075)	53,058	3,313	—
Depreciation and amortization	—	—	2,656	164,865	—	167,521
	(20,431)	14	41,913	1,422,341	(768)	1,443,069
Operating income (loss)	20,431	(14)	(41,145)	330,317	—	309,589
Other income (expense)
Interest expense, net	(63,258)	(44,500)	(777)	(50,164)	62,180	(96,519)
Interest income	4,755	58,221	52	8,752	(62,180)	9,600
Foreign currency transaction gains, net	—	—	—	15,606	—	15,606
Equity in income of affiliates	145,558	190,932	193,707	—	(530,197)	—
Other expense, net	—	—	(6)	(3,985)	—	(3,991)
	87,055	204,653	192,976	(29,791)	(530,197)	(75,304)
Income before income tax benefit (provision)	107,486	204,639	151,831	300,526	(530,197)	234,285
Income tax benefit (provision)	15,258	(4,659)	(14,013)	(106,819)	(1,308)	(111,541)
Net income	$122,744	$199,980	$137,818	$193,707	$(531,505)	$122,744

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$103,377	$103,377	$103,377	$103,377	$(310,131)	$103,377
Other	(977)	(977)	(977)	(977)	2,931	(977)
Other comprehensive income	102,400	102,400	102,400	102,400	(307,200)	102,400
Net income	122,744	199,980	137,818	193,707	(531,505)	122,744
Total comprehensive income	$225,144	$302,380	$240,218	$296,107	$(838,705)	$225,144

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(89,922)	$108,043	$(30,132)	$88,929	$(166,840)	$(89,922)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	63,485	42,965	106,541	254,929	(184,666)	283,254
Net cash (used in) provided by operating activities	(26,437)	151,008	76,409	343,858	(351,506)	193,332
Cash flows from investing activities:
Capital expenditures	(55,562)	—	—	(486,709)	—	(542,271)
Purchases of long-term and short-term investments	—	—	—	(777,677)	—	(777,677)
Proceeds from sales of long-term and short-term investments	224,330	—	—	762,861	—	987,191
Intercompany borrowing, capital contributions and other, net	(29,000)	—	—	(30,073)	29,300	(29,773)
Net cash provided by (used in) investing activities	139,768	—	—	(531,598)	29,300	(362,530)
Cash flows from financing activities:
Borrowings under vendor financing	—	—	—	186,179	—	186,179
Repayments under syndicated loan facilities	—	—	—	(137,270)	—	(137,270)
Repayments of import financing	—	—	—	(104,680)	—	(104,680)
Repayments of convertible notes	(212,782)	—	—	—	—	(212,782)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions and other, net	(3,981)	(778)	17,979	(40,533)	(29,300)	(56,613)
Net cash flows used in financing activities	(216,763)	(151,964)	(82,341)	(196,304)	322,206	(325,166)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	696	—	696
Net decrease in cash and cash equivalents	(103,432)	(956)	(5,932)	(383,348)	—	(493,668)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of period	$938,926	$—	$2,484	$887,841	$—	$1,829,251

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - REVISED
For the Six Months Ended June 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$222,334	$360,811	$245,308	$349,163	$(955,282)	$222,334
Adjustments to reconcile net income to net cash provided by operating activities	(130,002)	(338,428)	(232,564)	348,201	732,004	379,211
Net cash provided by operating activities	92,332	22,383	12,744	697,364	(223,278)	601,545
Cash flows from investing activities:
Capital expenditures	(58,741)	—	—	(391,098)	—	(449,839)
Purchases of long-term and short-term investments	(329,292)	—	—	(908,301)	—	(1,237,593)
Proceeds from sales of short- term investments	560,000	—	—	813,700	—	1,373,700
Transfers from restricted cash	—	—	—	89,360	—	89,360
Intercompany borrowings and capital contributions	(111,486)	(736,860)	—	—	848,346	—
Other, net	—	—	—	(98,418)	—	(98,418)
Net cash provided by (used in) investing activities	60,481	(736,860)	—	(494,757)	848,346	(322,790)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Proceeds from intercompany long-term loan	736,860	—	—	27,396	(764,256)	—
Repayments of syndicated loan facilities	—	—	—	(209,408)	—	(209,408)
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Capital contributions and other, net	23,310	48,589	13,443	(53,122)	(84,090)	(51,870)
Net cash flows provided by (used in) financing activities	760,170	714,450	(125,696)	(235,134)	(625,068)	488,722
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,225)	—	(1,225)
Net increase (decrease) in cash and cash equivalents	912,983	(27)	(112,952)	(33,752)	—	766,252
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of period	$1,461,180	$1	$9,234	$1,063,338	$—	$2,533,753

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Revision of Prior Period Financial Statements

In connection with the preparation of our condensed consolidated financial statements for the three months ended June 30, 2012, we determined that certain previously issued financial statements contained errors. We have evaluated these errors under the SEC's authoritative guidance on materiality (Staff Accounting Bulletin No. 99) and the quantification of the effect of prior period misstatements on financial statements (Staff Accounting Bulletin No. 108), and we have determined that the impact of these errors, individually and in the aggregate, on prior period consolidated financial statements is immaterial. Even though these errors were, and continue to be, immaterial to the prior period financial statements, the SEC's guidance requires that prior period financial statements be corrected since the correction of the cumulative impact of these errors in the second quarter of 2012 would have been material to our results of operations for the three months ended June 30, 2012 and are currently expected to be material to our projected results of operations for the year ended December 31, 2012. Accordingly, we have revised our prior period financial statements as described below to correct these errors and other immaterial out-of-period adjustments made in prior periods. There was no impact to our actual cash balances as a result of these adjustments, and these adjustments do not change net cash flows from financing activities. The impact of these adjustments on net cash flows from operating and investing activities was inconsequential.

The following is a description of the areas in which these immaterial errors were identified and for which we made correcting adjustments to the prior period consolidated financial statements:

(1)
Value Added Taxes (VAT) - We identified and corrected various immaterial errors in the recognition of value added tax expenses in Brazil reflecting both under accrual and over accrual of expenses depending on the period and transaction type;

(2)
Construction in Progress - We identified and corrected immaterial errors related to the incorrect capitalization of certain expenses incurred on internally developed software projects. The correction of these adjustments resulted in a reduction to property, plant and equipment and an increase in general and administrative expenses, as well as the adjustments to net cash flows from operating and investing activities mentioned above;

(3)
Income Taxes - We identified and corrected immaterial errors in the calculation of income tax expense and applicable tax liabilities reflected in the prior period tax provision calculations, as well as the related income tax expense and liability effects of the pre-tax adjustments described here. We also identified and corrected a balance sheet misclassification between current and noncurrent deferred income taxes;

(4)
Leases - We identified and corrected immaterial errors related to the misclassification of certain transmitter and receiver site co-location leases that were incorrectly classified as operating leases rather than capital leases; and

(5)	Other - We identified and corrected other immaterial errors that are not applicable to the above categories.

The following tables present the effect of these corrections on our condensed consolidated statements of operations for all periods presented and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made revisions:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year Ended December 31, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$6,403,154	$365	(1) (4)	$6,403,519
Handset and accessory revenues	316,190	15,237	(1)	331,427
	6,719,344	15,602		6,734,946
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,786,066	(132)	(4)	1,785,934
Cost of handsets and accessories	859,372	(3,443)	(1)	855,929
Selling, general and administrative	2,511,857	(6,881)	(2) (5)	2,504,976
Depreciation	618,412	(4,254)	(1) (4)	614,158
Amortization	38,929	—		38,929
	5,814,636	(14,710)		5,799,926
Operating income	904,708	30,312		935,020

Other expense
Interest expense, net	(322,501)	390	(1) (4) (5)	(322,111)
Interest income	34,224	—		34,224
Foreign currency transaction losses, net	(36,975)	—		(36,975)
Other expense, net	(37,305)	—		(37,305)
	(362,557)	390		(362,167)
Income before income tax provision	542,151	30,702		572,853
Income tax provision	(343,347)	(2,021)	(3)	(345,368)
Net income	$198,804	$28,681		$227,485

Net income, per common share, basic	$1.17	$0.16		$1.33
Net income, per common share, diluted	$1.15	$0.17		$1.32

Weighted average number of common shares outstanding, basic	170,601	—		170,601
Weighted average number of common shares outstanding, diluted	172,781	—		172,781

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year Ended December 31, 2010
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$5,347,724	$676	(1) (4)	$5,348,400
Handset and accessory revenues	253,592	3,815	(1)	257,407
	5,601,316	4,491		5,605,807
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,506,019	(1,416)	(4)	1,504,603
Cost of handsets and accessories	723,115	(3,896)	(1)	719,219
Selling, general and administrative	1,941,789	4,917	(2) (5)	1,946,706
Depreciation	518,774	1,906	(1) (4)	520,680
Amortization	34,206	—		34,206
	4,723,903	1,511		4,725,414
Operating income	877,413	2,980		880,393

Other expense
Interest expense, net	(342,204)	(2,795)	(1) (4) (5)	(344,999)
Interest income	28,841	—		28,841
Foreign currency transaction gains, net	52,374	—		52,374
Other expense, net	(18,686)	—		(18,686)
	(279,675)	(2,795)		(282,470)
Income before income tax provision	597,738	185		597,923
Income tax provision	(256,686)	(2,779)	(3)	(259,465)
Net income (loss)	$341,052	$(2,594)		$338,458

Net income (loss), per common share, basic	$2.03	$(0.02)		$2.01
Net income (loss), per common share, diluted	$1.99	$(0.02)		$1.97

Weighted average number of common shares outstanding, basic	168,160	—		168,160
Weighted average number of common shares outstanding, diluted	175,709	—		175,709

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year Ended December 31, 2009
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$4,153,548	$308	(4)	$4,153,856
Handset and accessory revenues	244,051	(2,879)	(1)	241,172
	4,397,599	(2,571)		4,395,028
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,225,222	(1,194)	(4)	1,224,028
Cost of handsets and accessories	623,733	5,864	(1)	629,597
Selling, general and administrative	1,438,463	820	(5)	1,439,283
Depreciation	404,062	1,280	(1) (4)	405,342
Amortization	29,242	—		29,242
	3,720,722	6,770		3,727,492
Operating income (loss)	676,877	(9,341)		667,536

Other expense
Interest expense, net	(218,844)	(4,632)	(1) (4) (5)	(223,476)
Interest income	25,586	—		25,586
Foreign currency transaction gains, net	104,866	—		104,866
Other expense, net	(2,308)	—		(2,308)
	(90,700)	(4,632)		(95,332)
Income (loss) before income tax provision	586,177	(13,973)		572,204
Income tax (provision) benefit	(204,686)	2,484	(3)	(202,202)
Net income (loss)	$381,491	$(11,489)		$370,002

Net income (loss), per common share, basic	$2.30	$(0.07)		$2.23
Net income (loss), per common share, diluted	$2.27	$(0.07)		$2.20

Weighted average number of common shares outstanding, basic	166,042	—		166,042
Weighted average number of common shares outstanding, diluted	174,014	—		174,014

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2012
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$1,546,100	$(2,379)	(4)	$1,543,721
Handset and accessory revenues	84,028	5,399	(1)	89,427
	1,630,128	3,020		1,633,148
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	436,975	6,055	(4)	443,030
Cost of handsets and accessories	228,690	—		228,690
Selling, general and administrative	606,756	(264)	(5)	606,492
Depreciation	160,312	293	(4)	160,605
Amortization	9,731	—		9,731
	1,442,464	6,084		1,448,548
Operating income (loss)	187,664	(3,064)		184,600

Other expense
Interest expense, net	(96,822)	8,209	(1) (4) (5)	(88,613)
Interest income	6,190	—		6,190
Foreign currency transaction losses, net	(14,313)	—		(14,313)
Other expense, net	(9,010)	—		(9,010)
	(113,955)	8,209		(105,746)
Income before income tax provision	73,709	5,145		78,854
Income tax provision	(62,851)	(2,414)	(3)	(65,265)
Net income	$10,858	$2,731		$13,589

Net income, per common share, basic	$0.06	$0.02		$0.08
Net income, per common share, diluted	$0.06	$0.02		$0.08

Weighted average number of common shares outstanding, basic	171,181	—		171,181
Weighted average number of common shares outstanding, diluted	171,983	—		171,983

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$1,546,328	$(135)	(1) (4)	$1,546,193
Handset and accessory revenues	76,509	6,039	(1)	82,548
	1,622,837	5,904		1,628,741
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	444,877	—		444,877
Cost of handsets and accessories	211,503	253	(1)	211,756
Selling, general and administrative	535,557	2,127	(2) (5)	537,684
Depreciation	146,796	520	(1) (4)	147,316
Amortization	9,123	—		9,123
	1,347,856	2,900		1,350,756
Operating income	274,981	3,004		277,985

Other expense
Interest expense, net	(81,159)	(269)	(1) (4) (5)	(81,428)
Interest income	6,211	—		6,211
Foreign currency transaction gains, net	8,494	—		8,494
Other expense, net	(4,367)	—		(4,367)
	(70,821)	(269)		(71,090)
Income before income tax provision	204,160	2,735		206,895
Income tax (provision) benefit	(107,402)	97	(3)	(107,305)
Net income	$96,758	$2,832		$99,590

Net income, per common share, basic	$0.57	$0.02		$0.59
Net income, per common share, diluted	$0.56	$0.02		$0.58

Weighted average number of common shares outstanding, basic	169,692	—		169,692
Weighted average number of common shares outstanding, diluted	172,534	—		172,534

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$1,670,327	$166	(4)	$1,670,493
Handset and accessory revenues	79,786	2,379	(1)	82,165
	1,750,113	2,545		1,752,658
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	448,779	(45)	(4)	448,734
Cost of handsets and accessories	210,152	(3,696)	(1)	206,456
Selling, general and administrative	618,092	2,266	(2) (5)	620,358
Depreciation	161,827	(4,599)	(1) (4)	157,228
Amortization	10,293	—		10,293
	1,449,143	(6,074)		1,443,069
Operating income	300,970	8,619		309,589

Other expense
Interest expense, net	(95,715)	(804)	(1) (4) (5)	(96,519)
Interest income	9,600	—		9,600
Foreign currency transaction gains, net	15,606	—		15,606
Other expense, net	(3,991)	—		(3,991)
	(74,500)	(804)		(75,304)
Income before income tax (provision) benefit	226,470	7,815		234,285
Income tax (provision) benefit	(112,851)	1,310	(3)	(111,541)
Net income	$113,619	$9,125		$122,744

Net income, per common share, basic	$0.67	$0.05		$0.72
Net income, per common share, diluted	$0.66	$0.05		$0.71

Weighted average number of common shares outstanding, basic	170,381	—		170,381
Weighted average number of common shares outstanding, diluted	172,963	—		172,963

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$3,216,655	$31	(1) (4)	$3,216,686
Handset and accessory revenues	156,295	8,418	(1)	164,713
	3,372,950	8,449		3,381,399
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	893,656	(45)	(4)	893,611
Cost of handsets and accessories	421,655	(3,443)	(1)	418,212
Selling, general and administrative	1,153,649	4,393	(2) (5)	1,158,042
Depreciation	308,623	(4,079)	(1) (4)	304,544
Amortization	19,416	—		19,416
	2,796,999	(3,174)		2,793,825
Operating income	575,951	11,623		587,574

Other expense
Interest expense, net	(176,874)	(1,073)	(1) (4) (5)	(177,947)
Interest income	15,811	—		15,811
Foreign currency transaction gains, net	24,100	—		24,100
Other expense, net	(8,358)	—		(8,358)
	(145,321)	(1,073)		(146,394)
Income before income tax (provision) benefit	430,630	10,550		441,180
Income tax (provision) benefit	(220,253)	1,407	(3)	(218,846)
Net income	$210,377	$11,957		$222,334

Net income, per common share, basic	$1.24	$0.07		$1.31
Net income, per common share, diluted	$1.22	$0.07		$1.29

Weighted average number of common shares outstanding, basic	170,038	—		170,038
Weighted average number of common shares outstanding, diluted	172,752	—		172,752

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended September 30, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$1,667,262	$167	(4)	$1,667,429
Handset and accessory revenues	83,755	3,029	(1)	86,784
	1,751,017	3,196		1,754,213
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	462,463	(44)	(4)	462,419
Cost of handsets and accessories	225,145	—		225,145
Selling, general and administrative	682,002	(4,729)	(2) (5)	677,273
Depreciation	158,879	(88)	(4)	158,791
Amortization	10,102	—		10,102
	1,538,591	(4,861)		1,533,730
Operating income	212,426	8,057		220,483

Other expense
Interest expense, net	(93,545)	(1,346)	(1) (4) (5)	(94,891)
Interest income	9,157	—		9,157
Foreign currency transaction losses, net	(63,927)	—		(63,927)
Other expense, net	(8,408)	—		(8,408)
	(156,723)	(1,346)		(158,069)
Income before income tax provision	55,703	6,711		62,414
Income tax provision	(58,540)	(1,888)	(3)	(60,428)
Net (loss) income	$(2,837)	$4,823		$1,986

Net (loss) income, per common share, basic	$(0.02)	$0.03		$0.01
Net (loss) income, per common share, diluted	$(0.02)	$0.03		$0.01

Weighted average number of common shares outstanding, basic	171,135	—		171,135
Weighted average number of common shares outstanding, diluted	171,135	2,095		173,230

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$4,883,917	$198	(1) (4)	$4,884,115
Handset and accessory revenues	240,050	11,447	(1)	251,497
	5,123,967	11,645		5,135,612
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,356,119	(89)	(4)	1,356,030
Cost of handsets and accessories	646,800	(3,443)	(1)	643,357
Selling, general and administrative	1,835,651	(336)	(2) (5)	1,835,315
Depreciation	467,502	(4,167)	(1) (4)	463,335
Amortization	29,518	—		29,518
	4,335,590	(8,035)		4,327,555
Operating income	788,377	19,680		808,057

Other expense
Interest expense, net	(270,419)	(2,419)	(1) (4) (5)	(272,838)
Interest income	24,968	—		24,968
Foreign currency transaction losses, net	(39,827)	—		(39,827)
Other expense, net	(16,766)	—		(16,766)
	(302,044)	(2,419)		(304,463)
Income before income tax provision	486,333	17,261		503,594
Income tax provision	(278,793)	(481)	(3)	(279,274)
Net income	$207,540	$16,780		$224,320

Net income, per common share, basic	$1.22	$0.10		$1.32
Net income, per common share, diluted	$1.20	$0.10		$1.30

Weighted average number of common shares outstanding, basic	170,408	—		170,408
Weighted average number of common shares outstanding, diluted	172,913	—		172,913

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended December 31, 2011
(in thousands, except per share data)
Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Revised
Service and other revenues	$1,519,237	$167	(4)	$1,519,404
Handset and accessory revenues	76,140	3,790	(1)	79,930
	1,595,377	3,957		1,599,334
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	429,947	(43)	(4)	429,904
Cost of handsets and accessories	212,572	—		212,572
Selling, general and administrative	676,206	(6,545)	(2) (5)	669,661
Depreciation	150,910	(87)	(4)	150,823
Amortization	9,411	—		9,411
	1,479,046	(6,675)		1,472,371
Operating income	116,331	10,632		126,963

Other expense
Interest expense, net	(52,082)	2,809	(1) (4) (5)	(49,273)
Interest income	9,256	—		9,256
Foreign currency transaction gains, net	2,852	—		2,852
Other expense, net	(20,539)	—		(20,539)
	(60,513)	2,809		(57,704)
Income before income tax provision	55,818	13,441		69,259
Income tax provision	(64,554)	(1,540)	(3)	(66,094)
Net (loss) income	$(8,736)	$11,901		$3,165

Net (loss) income, per common share, basic	$(0.05)	$0.07		$0.02
Net (loss) income, per common share, diluted	$(0.05)	$0.07		$0.02

Weighted average number of common shares outstanding, basic	171,174	—		171,174
Weighted average number of common shares outstanding, diluted	171,174	1,039		172,213

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the effect of these corrections on our condensed consolidated balance sheets for all periods presented and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made revisions:

As of December 31, 2011
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Revised
Cash and cash equivalents	$2,322,919	$—		$2,322,919
Short-term investments	343,422	—		343,422
Accounts receivable, less allowance for doubtful accounts of $66,252	858,471	—		858,471
Handset and accessory inventory	277,291	—		277,291
Deferred income taxes, net	192,712	9,121	(3)	201,833
Prepaid expenses and other	310,233	21,175	(1) (3) (5)	331,408
Total current assets	4,305,048	30,296		4,335,344
Property, plant and equipment, net	3,490,474	(8,605)	(1) (2) (4)	3,481,869
Intangible assets, net	1,182,203	177	(5)	1,182,380
Deferred income taxes, net	417,966	(7,804)	(3)	410,162
Other assets	411,203	—		411,203
Total assets	$9,806,894	$14,064		$9,820,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$377,679	$—		$377,679
Accrued expenses and other	992,410	13,055	(1) (3) (5)	1,005,465
Deferred revenues	159,150	—		159,150
Current portion of long-term debt	573,465	—		573,465
Total current liabilities	2,102,704	13,055		2,115,759
Long-term debt	4,253,171	(8,419)	(4)	4,244,752
Deferred revenues	15,585	—		15,585
Deferred credits	61,145	11	(3)	61,156
Other long-term liabilities	243,335	—		243,335
Total liabilities	6,675,940	4,647		6,680,587
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 171,177 shares issued and outstanding	171	—		171
Paid-in capital	1,440,079	—		1,440,079
Retained earnings	2,214,754	9,417	(1) (2) (3) (4) (5)	2,224,171
Accumulated other comprehensive loss	(524,050)	—		(524,050)
Total stockholders' equity	3,130,954	9,417		3,140,371
Total liabilities and stockholders' equity	$9,806,894	$14,064		$9,820,958

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2010
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Revised
Cash and cash equivalents	$1,767,501	$—		$1,767,501
Short-term investments	537,539	—		537,539
Accounts receivable, less allowance for doubtful accounts of $41,282	788,000	—		788,000
Handset and accessory inventory	227,191	—		227,191
Deferred income taxes, net	186,988	(11,092)	(3)	175,896
Prepaid expenses and other	393,658	8,696	(1) (3)	402,354
Total current assets	3,900,877	(2,396)		3,898,481
Property, plant and equipment, net	2,960,046	(9,337)	(1) (2) (4)	2,950,709
Intangible assets, net	433,208	27	(5)	433,235
Deferred income taxes, net	486,098	16,119	(3)	502,217
Other assets	410,458	—		410,458
Total assets	$8,190,687	$4,413		$8,195,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$300,030	$—		$300,030
Accrued expenses and other	827,253	15,188	(1) (3) (5)	842,441
Deferred revenues	158,690	—		158,690
Current portion of long-term debt	446,995	—		446,995
Total current liabilities	1,732,968	15,188		1,748,156
Long-term debt	2,818,423	(1,507)	(4)	2,816,916
Deferred revenues	20,476	—		20,476
Deferred credits	88,068	6,658	(3)	94,726
Other long-term liabilities	211,179	3,338	(5)	214,517
Total liabilities	4,871,114	23,677		4,894,791
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 169,661 shares issued and outstanding	169	—		169
Paid-in capital	1,364,705	—		1,364,705
Retained earnings	2,015,950	(19,264)	(1) (2) (3) (4) (5)	1,996,686
Accumulated other comprehensive loss	(61,251)	—		(61,251)
Total stockholders' equity	3,319,573	(19,264)		3,300,309
Total liabilities and stockholders' equity	$8,190,687	$4,413		$8,195,100

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Revised
Cash and cash equivalents	$2,046,668	$—		$2,046,668
Short-term investments	289,903	—		289,903
Accounts receivable, less allowance for doubtful accounts of $71,869	841,251	—		841,251
Handset and accessory inventory	279,239	—		279,239
Deferred income taxes, net	221,778	(628)	(3)	221,150
Prepaid expenses and other	344,312	34,426	(1) (3)	378,738
Total current assets	4,023,151	33,798		4,056,949
Property, plant and equipment, net	3,691,618	—		3,691,618
Intangible assets, net	1,244,805	—		1,244,805
Deferred income taxes, net	430,121	(4,548)	(3)	425,573
Other assets	435,529	—		435,529
Total assets	$9,825,224	$29,250		$9,854,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$287,300	$—		$287,300
Accrued expenses and other	986,977	17,092	(1) (3)	1,004,069
Deferred revenues	165,395	—		165,395
Current portion of long-term debt	397,786	—		397,786
Total current liabilities	1,837,458	17,092		1,854,550
Long-term debt	4,312,273	—		4,312,273
Deferred revenues	16,335	—		16,335
Deferred credits	63,126	11	(3)	63,137
Other long-term liabilities	260,812	—		260,812
Total liabilities	6,490,004	17,103		6,507,107
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 171,191 shares issued and outstanding	171	—		171
Paid-in capital	1,454,146	—		1,454,146
Retained earnings	2,225,612	12,147	(1) (3) (4) (5)	2,237,759
Accumulated other comprehensive loss	(344,709)	—		(344,709)
Total stockholders' equity	3,335,220	12,147		3,347,367
Total liabilities and stockholders' equity	$9,825,224	$29,250		$9,854,474

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2011
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Revised
Cash and cash equivalents	$2,428,251	$—		$2,428,251
Short-term investments	355,730	—		355,730
Accounts receivable, less allowance for doubtful accounts of $56,247	849,875	—		849,875
Handset and accessory inventory	227,137	—		227,137
Deferred income taxes, net	233,649	(13,117)	(3)	220,532
Prepaid expenses and other	349,954	15,008	(1) (3) (5)	364,962
Total current assets	4,444,596	1,891		4,446,487
Property, plant and equipment, net	3,092,450	(13,608)	(1) (2) (4)	3,078,842
Intangible assets, net	449,389	64	(5)	449,453
Deferred income taxes, net	455,049	17,419	(3)	472,468
Other assets	625,764	—		625,764
Total assets	$9,067,248	$5,766		$9,073,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$179,796	$—		$179,796
Accrued expenses and other	819,827	16,865	(1) (3) (5)	836,692
Deferred revenues	167,650	—		167,650
Current portion of long-term debt	491,975	—		491,975
Total current liabilities	1,659,248	16,865		1,676,113
Long-term debt	3,576,499	(3,236)	(4)	3,573,263
Deferred revenues	20,419	—		20,419
Deferred credits	84,708	5,052	(3)	89,760
Other long-term liabilities	219,472	3,517	(5)	222,989
Total liabilities	5,560,346	22,198		5,582,544
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 169,729 shares issued and outstanding	169	—		169
Paid-in capital	1,380,014	—		1,380,014
Retained earnings	2,112,708	(16,432)	(1) (2) (3) (4) (5)	2,096,276
Accumulated other comprehensive income	14,011	—		14,011
Total stockholders' equity	3,506,902	(16,432)		3,490,470
Total liabilities and stockholders' equity	$9,067,248	$5,766		$9,073,014

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2011
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Revised
Cash and cash equivalents	$2,533,753	$—		$2,533,753
Short-term investments	408,652	—		408,652
Accounts receivable, less allowance for doubtful accounts of $64,183	967,988	—		967,988
Handset and accessory inventory	234,603	—		234,603
Deferred income taxes, net	250,213	(11,922)	(3)	238,291
Prepaid expenses and other	313,986	19,375	(1) (3) (5)	333,361
Total current assets	4,709,195	7,453		4,716,648
Property, plant and equipment, net	3,318,245	(12,040)	(1) (2) (4)	3,306,205
Intangible assets, net	1,370,976	101	(5)	1,371,077
Deferred income taxes, net	450,501	17,985	(3)	468,486
Other assets	396,979	—		396,979
Total assets	$10,245,896	$13,499		$10,259,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$216,773	$—		$216,773
Accrued expenses and other	973,416	17,625	(1) (3) (5)	991,041
Deferred revenues	177,830	—		177,830
Current portion of long-term debt	1,413,614	—		1,413,614
Total current liabilities	2,781,633	17,625		2,799,258
Long-term debt	3,360,681	(4,964)	(4)	3,355,717
Deferred revenues	19,900	—		19,900
Deferred credits	81,127	3,641	(3)	84,768
Other long-term liabilities	240,351	4,504	(5)	244,855
Total liabilities	6,483,692	20,806		6,504,498
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 171,019 shares issued and outstanding	170	—		170
Paid-in capital	1,419,296	—		1,419,296
Retained earnings	2,226,327	(7,307)	(1) (2) (3) (4) (5)	2,219,020
Accumulated other comprehensive income	116,411	—		116,411
Total stockholders' equity	3,762,204	(7,307)		3,754,897
Total liabilities and stockholders' equity	$10,245,896	$13,499		$10,259,395

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Revised
Cash and cash equivalents	$2,230,002	$—		$2,230,002
Short-term investments	406,514	—		406,514
Accounts receivable, less allowance for doubtful accounts of $62,431	834,868	—		834,868
Handset and accessory inventory	241,053	—		241,053
Deferred income taxes, net	220,780	(34,062)	(3)	186,718
Prepaid expenses and other	308,992	19,000	(1) (3) (5)	327,992
Total current assets	4,242,209	(15,062)		4,227,147
Property, plant and equipment, net	3,103,515	(10,724)	(1) (2) (4)	3,092,791
Intangible assets, net	1,204,981	139	(5)	1,205,120
Deferred income taxes, net	396,471	37,370	(3)	433,841
Other assets	390,483	—		390,483
Total assets	$9,337,659	$11,723		$9,349,382

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$249,680	$—		$249,680
Accrued expenses and other	895,272	15,984	(1) (3) (5)	911,256
Deferred revenues	159,323	—		159,323
Current portion of long-term debt	1,235,456	—		1,235,456
Total current liabilities	2,539,731	15,984		2,555,715
Long-term debt	3,220,103	(6,691)	(4)	3,213,412
Deferred revenues	16,901	—		16,901
Deferred credits	67,109	2,157	(3)	69,266
Other long-term liabilities	271,175	2,757	(5)	273,932
Total liabilities	6,115,019	14,207		6,129,226
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 171,172 shares issued and outstanding	171	—		171
Paid-in capital	1,434,318	—		1,434,318
Retained earnings	2,223,490	(2,484)	(1) (2) (3) (4) (5)	2,221,006
Accumulated other comprehensive loss	(435,339)	—		(435,339)
Total stockholders' equity	3,222,640	(2,484)		3,220,156
Total liabilities and stockholders' equity	$9,337,659	$11,723		$9,349,382

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2012 and December 31, 2011 and our consolidated results of operations for the six- and three-month periods ended June 30, 2012 and 2011; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2012, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. See Note 8 to our condensed consolidated financial statements for revisions to the condensed consolidated financial statements included in these previously filed documents. Historical results may not indicate future performance. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.
Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of customers who use our services to improve the productivity of their businesses and customers who make the individual decision to use our service for both professional and personal needs. Our customers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our next generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina, Peru and Chile with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes, lower wireline service penetration and the expanded coverage of wireless networks in these business centers encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and a broader geographic area in order to reach more potential customers and, in some instances, to meet the requirements of our spectrum licenses.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on our 800 MHz spectrum holdings in all of our markets. Our current and planned next generation networks will utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
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
We have begun offering services on our new WCDMA-based networks in Peru and Chile, and we are currently in the process of designing and building new WCDMA-based networks in Brazil and Mexico. We expect to begin offering services supported by these new networks later this year.
Our goal is to generate increased revenues and grow our subscriber base, or the number of handsets and devices on our networks, by providing differentiated wireless communications services that are valued by our customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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
In pursuit of this goal, we are expanding our distribution and service channels to create more accessible and efficient ways for our customers to purchase our services and utilize our customer support teams.
We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve or plan to serve, for example by entering into roaming agreements with other wireless carriers and by participating in future spectrum auctions.
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and video telephony services, making it more difficult for us to compete effectively in areas where our new networks have not been fully deployed. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing customers.
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
Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by allowing instantaneous communication at the touch of a button and the ability to communicate on a one-to-many basis. In 2011, we launched Direct Connect services utilizing our new WCDMA-based network in Peru as part of our effort to maintain this key point of differentiation as we offer services on our new networks. Our competitors have introduced competitive push-to-talk over cellular products, and while we do not believe that these services offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our Direct Connect service. We add further value by designing customized business solutions that enhance the productivity of our customers based on their individualized business needs. These business solutions include fleet and workforce management services that utilize the unique capabilities of our data network, such as vehicle and delivery tracking, GPS technology, order entry processing and workforce monitoring applications.
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
Capitalizing on our Distribution Channels. We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks, and other customer-convenient sales channels such as online purchasing, and we are targeting those channels at specific customer segments to deliver our service more efficiently and economically. Our direct sales channel primarily focuses on businesses that value our industry expertise and differentiated services, including our ability to design customized business solutions that meet their specific business needs. As we extend our target market to include more high-value consumers, we are expanding our distribution channels to make our services more widely accessible. Our distribution channel expansion will include more retail points-of-sales, including new Nextel stores that will provide not only sales, but also serve as additional points of customer care, collections and brand promotion. We are also expanding our other customer-convenient channels, which include telesales and online channels, to give our prospective and existing customers easier ways to purchase our services. We are making these investments to more efficiently serve our customers and improve the overall productivity of all of our distribution channels, and we expect to see our average sales and related costs to acquire customers decline over time.
Delivering a Superior Customer Experience.  In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service than our competitors. We work proactively with our customers to match them with service plans that offer greater value based on the customer's usage patterns. After analyzing customer usage and expense data, we strive to minimize a customer's per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, the features and services supported by our multi-function handsets and rate plans. We have also implemented proactive customer retention programs in an effort to increase customer satisfaction and retention. In addition, we are currently making investments to improve the quality and scalability of our customer relationship management systems as part of our ongoing effort to provide a simple, reliable and superior customer service to our growing customer base.
Focusing on Major Business Centers.  Because we target high value customers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business customers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new WCDMA-based networks are expected to serve both these major business centers and a broader geographic area in order to reach more potential customers and, in some instances, to meet the requirements of our spectrum licenses. We may also consider selectively expanding into other Latin American countries where we do not currently operate.

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
During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil and acquired spectrum required to support our planned next generation networks. We have begun offering services on our new networks in Peru and Chile and are currently in the process of building our WCDMA-based networks in Brazil and Mexico using spectrum licensed to us. We plan to begin offering services supported by these networks later this year.

The following chart details our current material next generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage
Brazil	1.9 GHz/2.1 GHz	20 MHz in 11 of 13 regions (includes all major metropolitan areas)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide
In the future, we will consider opportunities to acquire additional next generation spectrum in our current markets and may consider acquiring spectrum in new markets in appropriate circumstances. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and build the networks that will provide services that use that spectrum.
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
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, some of our current 800 MHz spectrum holdings are contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of things, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, Chile and Peru, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum that is contiguous to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
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
Sprint Nextel, which has historically been one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology, has announced plans to decommission its iDEN network in the United States in 2013. Sprint Nextel's decision to deactivate its iDEN network could affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handset models or Motorola Solutions' ability or willingness to provide support for enhancements to the features and functionality of our iDEN networks outside of their contractual obligations. In the last several years, we have led the majority of all iDEN product and handset development activity in support of our customers' needs and therefore have limited the impact of declining iDEN purchases by Sprint Nextel.
When roaming in the United States, our existing iDEN subscribers currently have access to voice, data and Direct Connect services on Sprint Nextel's iDEN network pursuant to roaming arrangements we have with Sprint Nextel. In addition, our iDEN subscribers have the ability to use our international Direct Connect service to communicate with Sprint Nextel's customers in the

United States who purchase services supported by Sprint Nextel's iDEN network and customers who purchase Sprint Nextel's Direct Connect services supported by their code division multiple access, or CDMA, network. Once Sprint Nextel completes the deactivation of its iDEN network, our existing iDEN customers will no longer have the ability to use their iDEN handsets in the United States and may have access to a smaller number of Sprint Nextel customers using our international Direct Connect services, although they will continue to be able to communicate with customers who use Direct Connect services on Sprint Nextel's CDMA-based network. This deactivation could affect the willingness of existing Nextel Mexico customers to remain on our network and negatively impact the willingness of potential customers to choose Nextel Mexico's service. We are continuing to review the impact of Sprint Nextel's deactivation plans.
In 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In May 2012, Google, Inc. completed its acquisition of Motorola Mobility, which is our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN handsets as a result of Google's acquisition of Motorola Mobility. Examples of our existing arrangements with Motorola include:

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
Handsets and Devices in Commercial Service
The table below provides an overview of our total handsets and other devices in commercial service in the countries indicated as of June 30, 2012 and December 31, 2011. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(in thousands)
Handsets and devices in commercial service — December 31, 2011	4,115	3,696	1,388	1,435	78	10,712
Net additions	115	123	210	8	39	495
Handsets and devices in commercial service — June 30, 2012	4,230	3,819	1,598	1,443	117	11,207

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
There have been no material changes to our critical accounting policies and estimates during the six or three months ended June 30, 2012 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

Results of Operations
Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage, long-distance charges, international roaming revenues derived from calls placed by our customers and revenues generated from broadband data services we provide on our next generation networks. Handset and accessory revenues represent revenues we earn on the sale of handsets and accessories to our customers.
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

Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches, to connect our switches and to connect our networks with those of other carriers and with internet service providers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless carriers relating to wireless calls from our handsets that terminate on their networks. Cost of handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of handset and related accessory inventory for shrinkage or obsolescence.
Our service and other revenues and the variable component of our cost of service are primarily driven by the number of handsets in service. Our handset and accessory revenues and cost of handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing customers.
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
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments into U.S. dollars using the average exchange rates for the six and three months ended June 30, 2012 and 2011. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Six Months Ended June 30,
	2012	2011	Percent Change
Brazilian real	1.86	1.63	(14)%
Mexican peso	13.27	11.91	(11)%
Argentine peso	4.40	4.05	(9)%

	Three Months Ended June 30,
	2012	2011	Percent Change
Brazilian real	1.96	1.60	(23)%
Mexican peso	13.51	11.73	(15)%
Argentine peso	4.45	4.08	(9)%

Late in 2011 and continuing into 2012, foreign currency exchange rates in the countries where we operate depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of each of the quarters in 2011, as well as at the end of the first and second quarters of 2012. If the values of these exchange rates depreciate further, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2011				2012
	March	June	September	December	March	June
Brazilian real	1.63	1.56	1.85	1.88	1.82	2.02
Mexican peso	11.97	11.84	13.42	13.99	12.80	13.67
Argentine peso	4.05	4.11	4.21	4.30	4.38	4.53

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in total operating revenues and operating income before depreciation and amortization expense on a consolidated basis and the year-over-year percentage change in total operating revenues and segment earnings for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the six and three months ended June 30, 2011 to amounts that would have resulted if the average foreign currency rates for the six and three months ended June 30, 2011 were the same as the average foreign currency exchange rates that were in effect for the six and three months ended June 30, 2012; and (ii) by comparing the constant currency financial measures for the six and three months ended June 30, 2011 to the actual financial measures for the six and three months ended June 30, 2012. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of operating income before depreciation and amortization expense and segment earnings for the six and three months ended June 30, 2011, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	June 30, 2012	% of Consolidated Operating Revenues	June 30, 2011	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
			(Revised)
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$2,964,842	95%	$3,216,686	95%	$(251,844)	(8)%
Handset and accessory revenues	164,131	5%	164,713	5%	(582)	—
	3,128,973	100%	3,381,399	100%	(252,426)	(7)%	3%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	864,334	27%	893,611	27%	(29,277)	(3)%
Cost of handset and accessory sales	462,987	15%	418,212	12%	44,775	11%
	1,327,321	42%	1,311,823	39%	15,498	1%
Selling and marketing expenses	390,767	13%	363,127	11%	27,640	8%
General and administrative expenses	844,694	27%	794,915	23%	49,779	6%
Operating income before depreciation and amortization	566,191	18%	911,534	27%	(345,343)	(38)%	(25)%
Depreciation and amortization	342,631	11%	323,960	10%	18,671	6%
Operating income	223,560	7%	587,574	17%	(364,014)	(62)%
Interest expense, net	(169,942)	(5)%	(177,947)	(5)%	8,005	(4)%
Interest income	12,232	—	15,811	—	(3,579)	(23)%
Foreign currency transaction (losses) gains, net	(53,010)	(2)%	24,100	1%	(77,110)	NM
Other expense, net	(14,483)	—	(8,358)	—	(6,125)	73%
(Loss) income before income tax provision	(1,643)	—	441,180	13%	(442,823)	(100)%
Income tax provision	(88,279)	(3)%	(218,846)	(6)%	130,567	(60)%
Net (loss) income	$(89,922)	(3)%	$222,334	7%	$(312,256)	(140)%
Three Months Ended
Operating revenues
Service and other revenues	$1,421,121	95%	$1,670,493	95%	$(249,372)	(15)%
Handset and accessory revenues	74,704	5%	82,165	5%	(7,461)	(9)%
	1,495,825	100%	1,752,658	100%	(256,833)	(15)%	—
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	421,304	28%	448,734	26%	(27,430)	(6)%
Cost of handset and accessory sales	234,297	16%	206,456	12%	27,841	13%
	655,601	44%	655,190	38%	411	—
Selling and marketing expenses	201,218	13%	196,699	11%	4,519	2%
General and administrative expenses	427,751	29%	423,659	24%	4,092	1%
Operating income before depreciation and amortization	211,255	14%	477,110	27%	(265,855)	(56)%	(42)%
Depreciation and amortization	172,295	11%	167,521	9%	4,774	3%
Operating income	38,960	3%	309,589	18%	(270,629)	(87)%
Interest expense, net	(81,329)	(5)%	(96,519)	(6)%	15,190	(16)%
Interest income	6,042	—	9,600	—	(3,558)	(37)%
Foreign currency transaction (losses) gains, net	(38,697)	(3)%	15,606	1%	(54,303)	NM
Other expense, net	(5,473)	—	(3,991)	—	(1,482)	37%
(Loss) income before income tax provision	(80,497)	(5)%	234,285	13%	(314,782)	(134)%
Income tax provision	(23,014)	(2)%	(111,541)	(6)%	88,527	(79)%
Net (loss) income	$(103,511)	(7)%	$122,744	7%	$(226,255)	(184)%

During the first half of 2012, our subscriber base continued to grow in each of our markets, leading to a 14% increase in our total subscriber base at the end of the second quarter of 2012 compared to the end of the same period in 2011. However, consolidated operating revenues on an actual reported basis decreased 7% and 15% from the six and three months ended June 30, 2011 compared to the same periods in 2012, primarily due to the decline in local currency values relative to the U.S. dollar as described further below.
On a constant currency basis, consolidated operating revenues increased 3% from the first half of 2011 to the same period in 2012 as a result of our consolidated subscriber growth and remained flat from the second quarter of 2011 to the second quarter of 2012. Our consolidated operating revenues in the first half of 2012 were also affected by Nextel Brazil's responses to the competitive environment in Brazil, including offers of lower priced plans and the implementation of more aggressive customer retention programs, as well as by a higher rate of migrations by our existing customers to lower rate service plans. The combination of these factors resulted in a reduction in both our average revenue per subscriber in local currency in Brazil and our consolidated average revenue per subscriber. In addition, consolidated customer turnover increased in the second quarter of 2012 compared to the same period in 2011 primarily as a result of Nextel Brazil's efforts to reduce customer retention initiatives and focus on aligning its subscriber base with our value proposition during the second quarter of 2012.
We are incurring incremental expenses associated with the deployment phase of our new WCDMA-based networks, particularly related to general and administrative and selling and marketing expenses. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of customers, but we do not expect an increase in operating revenues until after the deployment phase is completed and after we offer services using the new networks. As a result of the additional expenses related to building our WCDMA-based networks, weaker average foreign currency exchange rates, lower average revenue per subscriber and other factors described below, our consolidated cost of service, selling and marketing and general and administrative expenses for the six and three months ended June 30, 2012 increased as a percentage of consolidated operating revenues compared to the same periods in 2011, and our consolidated operating income margin declined from 17% and 18% in the six and three months ended June 30, 2011 to 7% and 3% in the six and three months ended June 30, 2012.
During the first half of 2012, we made investments to build our WCDMA-based networks, resulting in consolidated capital expenditures of $590.9 million, which represents a 15% increase from the first half of 2011. Under our current business plan, we expect that our capital expenditures will increase in the second half of 2012 as we continue to build our new networks in Brazil and Mexico. We also expect to continue to incur capital expenditures related to the improvement of the quality and capacity of our iDEN networks.
The average values of the local currencies in Brazil, Mexico and Argentina depreciated relative to the U.S. dollar during the six and three months ended June 30, 2012 compared to the same periods in 2011. As a result, the components of our consolidated results of operations for the six and three months ended June 30, 2012, after translation into U.S. dollars, reflect lower U.S. dollar revenues and expenses than would have occurred if these currencies had not depreciated relative to the U.S. dollar. Late in 2011 and continuing into the first half of 2012, uncertainty in worldwide economic conditions drove a significant decline in the value of currencies relative to the U.S. dollar in the markets where we operate. Volatility in the global market persists, and current foreign currency exchange rates in effect at the end of the six and three months ended June 30, 2012 reflect a reduction in value from those experienced in the same periods in 2011. If the values of local currencies in the countries in which our operating companies conduct business remain at levels similar to the end of the second quarter of 2012 or depreciate further relative to the U.S. dollar, our future reported operating results will be adversely affected.

1.	Operating revenues

The $251.8 million, or 8%, and $249.4 million, or 15%, decreases in consolidated service and other revenues in the six and three months ended June 30, 2012 compared to the same periods in 2011 on an actual reported basis resulted primarily from weaker average foreign currency exchange rates and lower consolidated average revenue per subscriber due to an increase in subscribers on lower rate service plans and adjustments to commercial offers and increased retention efforts in response to the competitive environment in Brazil. These decreases were partially offset by additional revenues generated from a 14% increase in our consolidated subscriber base, resulting from the continued demand for our services.

On a constant currency basis, consolidated operating revenues increased 3% from the first half of 2011 to the same period in 2012 and remained flat from the second quarter of 2011 to the second quarter of 2012 as a result of the growth in our subscriber base, which was partially offset by the decrease in average revenue per subscriber.

2.	Cost of revenues

Consolidated cost of revenues increased slightly in the six and three months ended June 30, 2012 compared to the same periods in 2011 as a result of the following significant factors:

•
$44.8 million, or 11%, and $27.8 million, or 13%, increases in consolidated cost of handset and accessory sales primarily caused by increases in handset upgrades for existing subscribers in connection with our customer retention efforts and, to a lesser extent, increases in handset sales; and

•
$43.4 million, or 19%, and $19.3 million, or 17%, increases in direct switch and transmitter and receiver site costs resulting from a 23% increase in consolidated transmitter and receiver sites in service from June 30, 2011 to June 30, 2012; partially offset by

•	$46.8 million, or 10%, and $24.8 million, or 11%, decreases in consolidated interconnect costs, partially related to a reduction in mobile termination rates in Mexico; and

•	$24.4 million, or 17%, and $19.3 million, or 26%, decreases in consolidated service and repair costs resulting from a lower number of overall repaired handsets, primarily in Brazil.

All of these changes were also affected by weaker average foreign currency exchange rates.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 39% and 38% in the six and three months ended June 30, 2011 to 42% and 44% in the same periods in 2012 primarily as a result of the year-over-year decline in operating revenues described above.

3.	Selling and marketing expenses

Significant factors contributing to the $27.6 million, or 8%, increase in consolidated selling and marketing expenses in the six months ended June 30, 2012 compared to the same period in 2011 included:

•	a $17.0 million, or 11%, increase in consolidated direct commissions and payroll expenses, largely due to an increase in gross subscriber additions generated by our sales and marketing personnel; and

•	a $7.2 million, or 9%, increase in consolidated advertising expenses, primarily related to the ongoing launch of our new brand identity.

The increase in consolidated selling and marketing expenses in the second quarter of 2012 compared to the second quarter of 2011 was not material.

4.	General and administrative expenses

Significant factors contributing to the $49.8 million, or 6%, increase in consolidated general and administrative expenses in the six months ended June 30, 2012 compared to the same period in 2011 included:

•
a $21.8 million, or 25%, increase in consolidated information technology expenses, principally related to the development and deployment of systems to support our WCDMA-based networks and other related technology initiatives; and

•
a $15.1 million, or 21%, increase in consolidated bad debt expense, largely related to lower collection rates in Brazil resulting from an increase in customers with weaker credit profiles and whose credit histories are less established.

The increase in consolidated general and administrative expenses in the second quarter of 2012 compared to the second quarter of 2011 was not material.

5.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $53.0 million and $38.7 million during the six and three months ended June 30, 2012 are primarily the result of the impact of the depreciation in the values of the Brazilian real and the Mexican peso relative to the U.S. dollar on Nextel Brazil's and Nextel Mexico's U.S. dollar-denominated net liabilities.

6.	Income tax provision

The $130.6 million, or 60%, and $88.5 million, or 79%, decreases in the consolidated income tax provision in the six and three months ended June 30, 2012 compared to the same periods in 2011 are primarily due to $442.8 million and $314.8 million decreases in consolidated income before income tax provision, partially offset by increases in the U.S. and Chilean valuation allowances.

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

b.	Nextel Brazil

	June 30, 2012	% of Nextel Brazil’s Operating Revenues	June 30, 2011	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
			(Revised)
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$1,455,558	95%	$1,647,542	95%	$(191,984)	(12)%
Handset and accessory revenues	81,263	5%	80,627	5%	636	1%
	1,536,821	100%	1,728,169	100%	(191,348)	(11)%	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	476,476	31%	507,385	30%	(30,909)	(6)%
Cost of handset and accessory sales	114,043	7%	125,438	7%	(11,395)	(9)%
	590,519	38%	632,823	37%	(42,304)	(7)%
Selling and marketing expenses	135,622	9%	146,381	8%	(10,759)	(7)%
General and administrative expenses	389,457	26%	359,867	21%	29,590	8%
Segment earnings	$421,223	27%	$589,098	34%	$(167,875)	(28)%	(15)%
Three Months Ended
Operating revenues
Service and other revenues	$678,642	95%	$869,344	96%	$(190,702)	(22)%
Handset and accessory revenues	33,879	5%	39,584	4%	(5,705)	(14)%
	712,521	100%	908,928	100%	(196,407)	(22)%	(4)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	225,755	31%	266,740	29%	(40,985)	(15)%
Cost of handset and accessory sales	55,094	8%	60,609	7%	(5,515)	(9)%
	280,849	39%	327,349	36%	(46,500)	(14)%
Selling and marketing expenses	59,138	8%	82,734	9%	(23,596)	(29)%
General and administrative expenses	189,306	27%	198,235	22%	(8,929)	(5)%
Segment earnings	$183,228	26%	$300,610	33%	$(117,382)	(39)%	(19)%
Nextel Brazil contributed 49% of our consolidated operating revenues for the six months ended June 30, 2012 compared to 51% in the same period in 2011 and represented 38% of our consolidated subscriber base as of June 30, 2012.
Late in 2011 and continuing into 2012, Nextel Brazil experienced an increase in promotional activity, including price reductions, by its competitors. In response to these actions, during the third and fourth quarters of 2011, Nextel Brazil made adjustments to some of its commercial offers in an effort to compete more effectively. These adjustments, along with increased retention efforts and increased levels of migrations by our existing customers to lower rate service plans, resulted in a reduction in Nextel Brazil's average revenue per subscriber that continued into the first half of 2012. In addition, during the first half of 2012, Nextel Brazil incurred increased expenses associated with the deployment phase of its WCDMA-based network. These factors resulted in a reduction in Nextel Brazil's segment earnings margin from 34% and 33% in the six and three months ended June 30, 2011 to 27% and 26% in the same periods in 2012.
During the second quarter of 2012, Nextel Brazil reduced its customer retention initiatives and focused on better aligning its subscriber base with our value proposition, which resulted in an increase in customer turnover. At the same time, Nextel Brazil also introduced new rate plans designed to improve its average revenue per subscriber. As a result of these recent actions, we expect Nextel Brazil's average revenue per subscriber to remain relatively stable throughout the remainder of 2012. In addition, we expect the incremental expenses relating to the deployment of the WCDMA-based network to continue, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network.
During the second quarter of 2012, we continued to invest in the development of our planned WCDMA-based network and to improve the capacity and quality of our existing iDEN network in Brazil. As a result, Nextel Brazil's capital expenditures were $225.0 million and $146.1 million for the six and three months ended June 30, 2012, which represented 38% and 40% of our consolidated capital expenditures, respectively. We will continue to make investments in capital expenditures in Brazil to build our planned WCDMA-based network. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
The average value of the Brazilian real during the six and three months ended June 30, 2012 depreciated relative to the U.S. dollar by 14% and 23% compared to the average rate that prevailed during the same periods in 2011. As a result, the components of Nextel Brazil's results of operations for the six and three months ended June 30, 2012, after translation into U.S. dollars, reflect lower increases in U.S. dollar revenues and expenses than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's results of operations will be adversely affected.
Nextel Brazil’s segment earnings decreased $167.9 million, or 28%, and $117.4 million, or 39%, in the six and three months ended June 30, 2012 compared to the same periods in 2011 and 15% and 19% on a constant currency basis over the same periods as a result of the following:

1.	Operating revenues

The $192.0 million, or 12%, and $190.7 million, or 22%, decreases in service and other revenues in the six and three months ended June 30, 2012 compared to the same periods in 2011 are primarily the result of weaker foreign currency exchange rates and lower average revenues per subscriber resulting from adjustments to commercial offers, migrations to lower rate service plans and increased retention efforts in response to the competitive environment in Brazil. These decreases were partially offset by additional revenues generated from Nextel Brazil's larger subscriber base. On a constant currency basis, Nextel Brazil's total operating revenues increased 1% in the first half of 2012 compared to the same period in 2011 and decreased 4% in the second quarter of 2012 compared to the same period in 2011.

2.	Cost of revenues

The $30.9 million, or 6%, and $41.0 million, or 15%, decreases in cost of service in the six and three months ended June 30, 2012 compared to the same periods in 2011 are principally due to $31.0 million, or 37%, and $21.1 million, or 49%, decreases in service and repair costs due to a lower number of repaired handsets and the utilization of more refurbished handsets in 2012 compared to 2011, as well as weaker foreign currency exchange rates.

3.	Selling and marketing expenses

The $10.8 million, or 7%, and $23.6 million, or 29%, decreases in selling and marketing expenses in the six and three months ended June 30, 2012 compared to the same periods in 2011 are principally the result of decreases in commissions and payroll expenses due to lower gross subscriber additions and weaker foreign currency exchange rates.

4.	General and administrative expenses

Significant factors contributing to the $29.6 million, or 8%, increase in general and administrative expenses in the six months ended June 30, 2012 compared to the same period in 2011 included:

•
a $12.3 million, or 21%, increase in bad debt expense related to a decrease in collection rates resulting from the addition of customers with weaker credit profiles and whose credit histories are less established. The higher levels of bad debt expense reflect the impact of these changes and, relative to operating revenues, represent increases from historic levels. During the second quarter of 2012, Nextel Brazil made adjustments to its credit procedures that are designed to address some of the factors that led to the increased bad debt expense, including the implementation of more stringent credit policies for new customers. Despite these adjustments, we may see additional increases in bad debt expense in the short-term, and we do not expect future bad debt levels to return to historic levels in the near future; and

•	a $9.2 million, or 9%, increase in customer care and billing operations expenses due primarily to an increase in customer care personnel necessary to support Nextel Brazil's larger customer base.

The increase in Nextel Brazil's general and administrative expenses in the second quarter of 2012 compared to the second quarter of 2011 was not material.

c.	Nextel Mexico

	June 30, 2012	% of Nextel Mexico's Operating Revenues	June 30, 2011	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$1,024,154	96%	$1,113,192	96%	$(89,038)	(8)%
Handset and accessory revenues	41,411	4%	42,122	4%	(711)	(2)%
	1,065,565	100%	1,155,314	100%	(89,749)	(8)%	3%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	206,783	19%	227,937	20%	(21,154)	(9)%
Cost of handset and accessory sales	260,955	25%	210,795	18%	50,160	24%
	467,738	44%	438,732	38%	29,006	7%
Selling and marketing expenses	142,091	13%	142,812	12%	(721)	(1)%
General and administrative expenses	158,665	15%	170,160	15%	(11,495)	(7)%
Segment earnings	$297,071	28%	$403,610	35%	$(106,539)	(26)%	(16)%
Three Months Ended
Operating revenues
Service and other revenues	$501,693	96%	$567,615	96%	$(65,922)	(12)%
Handset and accessory revenues	19,410	4%	20,693	4%	(1,283)	(6)%
	521,103	100%	588,308	100%	(67,205)	(11)%	2%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	103,647	20%	101,134	17%	2,513	2%
Cost of handset and accessory sales	132,281	25%	103,709	18%	28,572	28%
	235,928	45%	204,843	35%	31,085	15%
Selling and marketing expenses	76,271	15%	74,380	13%	1,891	3%
General and administrative expenses	80,543	15%	85,823	14%	(5,280)	(6)%
Segment earnings	$128,361	25%	$223,262	38%	$(94,901)	(43)%	(32)%
Nextel Mexico comprised 34% of our consolidated operating revenues for the first half of 2012 and represented 34% of our consolidated subscriber base as of June 30, 2012.
We expect to begin offering a wide variety of services on our WCDMA-based network in Mexico later in 2012. Development of this new network and investments that we are making in improvements to the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $199.6 million and $106.1 million for the six and three months ended June 30, 2012, which represented 34% and 29% of our consolidated capital expenditures, respectively. Continued development and deployment of the new network in Mexico will require additional investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We also expect to continue to incur operating expenses in connection with the deployment of our new WCDMA-based network, including cost of service, general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network. As a result of these additional expenses, weaker average foreign currency exchange rates, higher cost of handset and accessory sales and other factors described below, Nextel Mexico's segment earnings margin declined from 35% and 38% in the six and three months ended June 30, 2011 to 28% and 25% during the same periods in 2012.
The average value of the Mexican peso depreciated relative to the U.S. dollar by about 11% and 15% during the six and three months ended June 30, 2012 compared to the average rates that prevailed during the same periods in 2011. As a result, the components of Nextel Mexico's results of operations for the six and three months ended June 30, 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average values of the peso relative to the U.S. dollar. If the value of the Mexican peso depreciates further relative to the U.S. dollar, Nextel Mexico's results of operations will be adversely affected.
On a constant currency basis, Nextel Mexico's segment earnings decreased 16% and 32% in the six and three months ended June, 30 2012 compared to the same period in 2011. Including the impact of the depreciation in the average values of the peso relative to the U.S. dollar, Nextel Mexico’s segment earnings decreased $106.5 million, or 26%, and $94.9 million, or 43%, over the same periods as a result of the following:

1.	Operating revenues

The $89.0 million, or 8%, and $65.9 million, or 12%, decreases in service and other revenues in the six and three months ended June 30, 2012 compared to the same periods in 2011 are primarily due to the depreciation of the Mexican peso and slightly lower average revenue per subscriber resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico. These decreases were partially offset by additional revenues generated from Nextel Mexico's larger subscriber base. On a constant currency basis, Nextel Mexico's total operating revenues increased 3% and 2% over the same periods, primarily due to 9% growth in its subscriber base, partially offset by a decline in average revenue per subscriber.

2. Cost of revenues

The $21.2 million, or 9%, decrease in cost of service in the six months ended June 30, 2012 compared to the same period in 2011 is primarily the result of the depreciation of the Mexican peso, partially offset by an increase in cost of service related to a higher level of interconnect minutes of use.

The $50.2 million, or 24%, and $28.6 million, or 28%, increases in cost of handset and accessory sales in the six and three months ended June 30, 2012 compared to the same periods in 2011 are primarily the result of increases in handset costs associated with promotions that use high-tier handset models to attract and retain customers, as well as increases in handset sales and upgrades to new and existing subscribers.

The changes to Nextel Mexico's selling and marketing expenses and general and administrative expenses in the six and three months ended June 30, 2012 compared to the same periods in 2011 were not material.

d.	Nextel Argentina

	June 30, 2012	% of Nextel Argentina's Operating Revenues	June 30, 2011	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$309,853	93%	$286,276	92%	$23,577	8%
Handset and accessory revenues	23,795	7%	25,288	8%	(1,493)	(6)%
	333,648	100%	311,564	100%	22,084	7%	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	97,978	29%	91,588	30%	6,390	7%
Cost of handset and accessory sales	40,366	12%	41,094	13%	(728)	(2)%
	138,344	41%	132,682	43%	5,662	4%
Selling and marketing expenses	34,608	10%	26,406	8%	8,202	31%
General and administrative expenses	78,772	24%	66,202	21%	12,570	19%
Segment earnings	$81,924	25%	$86,274	28%	$(4,350)	(5)%	11%
Three Months Ended
Operating revenues
Service and other revenues	$153,532	93%	$147,700	92%	$5,832	4%
Handset and accessory revenues	11,599	7%	13,150	8%	(1,551)	(12)%
	165,131	100%	160,850	100%	4,281	3%	12%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	48,596	30%	46,711	29%	1,885	4%
Cost of handset and accessory sales	20,026	12%	21,673	14%	(1,647)	(8)%
	68,622	42%	68,384	43%	238	—
Selling and marketing expenses	19,853	12%	14,706	9%	5,147	35%
General and administrative expenses	41,481	25%	35,437	22%	6,044	17%
Segment earnings	$35,175	21%	$42,323	26%	$(7,148)	(17)%	(1)%
Nextel Argentina comprised 11% of our consolidated operating revenues for the first half of 2012 and as of June 30, 2012, represented 14% of our consolidated subscriber base.
Nextel Argentina generated a segment earnings margin of 25% and 21% in the first six and three months of 2012, which is lower than the segment earnings margin of 28% and 26% in the first six and three months of 2011. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the six and three months ended June 30, 2012 depreciated relative to the U.S. dollar by 9% compared to both of the same periods in 2011. As a result, the components of Nextel Argentina's results of operations for the six and three months ended June 30, 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.
Nextel Argentina's segment earnings decreased $4.4 million, or 5%, and $7.1 million, or 17%, in the six and three months ended June 30, 2012 compared to the same periods in 2011 primarily as a result of the following:

•
increases in selling and marketing expenses of $8.2 million, or 31%, and $5.1 million, or 35%, in the six and three months ended June 30, 2012, primarily resulting from a new marketing campaign launched in an effort to promote growth in Nextel Argentina's subscriber base, as well as increases in indirect commissions due to increases in sales by third-party dealers; and

•
increases in general and administrative expenses of $12.6 million, or 19%, and $6.0, or 17%, in the six and three months ended June 30, 2012, primarily resulting from higher inflation rates, which are causing increased costs, increases in customer care and billing operations and increases in bad debt expense largely related to Nextel Argentina's larger subscriber base.

These increases in expenses were partially offset by increases of $23.6 million, or 8%, and $5.8 million, or 4%, in service and other revenues due primarily to additional revenues generated from an increase in Nextel Argentina's subscriber base.
On a constant currency basis, Nextel Argentina's segment earnings increased 11% from the first half of 2011 to the first half of 2012 and decreased 1% from the second quarter of 2011 to the second quarter of 2012.

e.	Nextel Peru

	June 30, 2012	% of Nextel Peru's Operating Revenues	June 30, 2011	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$159,438	91%	$157,205	90%	$2,233	1%
Handset and accessory revenues	15,751	9%	16,622	10%	(871)	(5)%
	175,189	100%	173,827	100%	1,362	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	57,556	33%	52,358	30%	5,198	10%
Cost of handset and accessory sales	38,176	22%	38,512	22%	(336)	(1)%
	95,732	55%	90,870	52%	4,862	5%
Selling and marketing expenses	32,465	18%	31,373	18%	1,092	3%
General and administrative expenses	42,975	25%	36,531	21%	6,444	18%
Segment earnings	$4,017	2%	$15,053	9%	$(11,036)	(73)%
Three Months Ended
Operating revenues
Service and other revenues	$78,190	90%	$79,466	90%	$(1,276)	(2)%
Handset and accessory revenues	8,211	10%	8,704	10%	(493)	(6)%
	86,401	100%	88,170	100%	(1,769)	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	29,389	34%	26,358	30%	3,031	11%
Cost of handset and accessory sales	20,203	23%	19,292	22%	911	5%
	49,592	57%	45,650	52%	3,942	9%
Selling and marketing expenses	17,931	21%	15,974	18%	1,957	12%
General and administrative expenses	23,237	27%	18,671	21%	4,566	24%
Segment (losses) earnings	$(4,359)	(5)%	$7,875	9%	$(12,234)	(155)%
During the first six months of 2012, Nextel Peru comprised 6% of our consolidated operating revenues and as of June 30, 2012, represented 13% of our consolidated subscriber base.
In the second quarter of 2012, we proceeded with a broader launch of our WCDMA-based services in Peru, including the launch of push-to-talk Android-based smartphones. While this launch resulted in subscriber growth in the second quarter of 2012 compared to the same period in 2011, we expect the full benefit of these efforts to impact subscriber growth in Peru beginning in the third quarter of 2012.

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
Nextel Peru generated a 2% segment earnings margin in the first half of 2012, which decreased from the 9% margin reported in the first half of 2011. Segment earnings decreased $11.0 million, or 73%, and $12.2 million, or 155%, for the six and three months ended June 30, 2012 compared to the same periods in 2011, primarily due to the launch of our WCDMA-based services and higher information technology costs necessary to support these new services.

f.	Corporate and other

	June 30, 2012	% of Corporate and other Operating Revenues	June 30, 2011	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
			(Revised)
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$17,929	86%	$14,818	100%	$3,111	21%
Handset and accessory revenues	2,854	14%	54	—	2,800	NM
	20,783	100%	14,872	100%	5,911	40%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	26,095	126%	15,154	102%	10,941	72%
Cost of handset and accessory sales	10,392	50%	2,373	16%	8,019	NM
	36,487	176%	17,527	118%	18,960	108%
Selling and marketing expenses	45,982	221%	16,155	109%	29,827	185%
General and administrative expenses	180,738	NM	168,124	NM	12,614	8%
Segment losses	$(242,424)	NM	$(186,934)	NM	$(55,490)	30%
Three Months Ended
Operating revenues
Service and other revenues	$10,061	80%	$7,432	100%	$2,629	35%
Handset and accessory revenues	2,548	20%	34	—	2,514	NM
	12,609	100%	7,466	100%	5,143	69%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	14,146	112%	8,087	108%	6,059	75%
Cost of handset and accessory sales	7,638	61%	1,173	16%	6,465	NM
	21,784	173%	9,260	124%	12,524	135%
Selling and marketing expenses	28,026	222%	8,905	119%	19,121	215%
General and administrative expenses	96,670	NM	89,573	NM	7,097	8%
Segment losses	$(133,871)	NM	$(100,272)	NM	$(33,599)	34%
_______________________________________
NM-Not Meaningful
The "Corporate and other" segment includes our Chilean operations and our corporate operations in the U.S. Corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. We recently began offering services on a new WCDMA-based network in Chile, which will enable us to offer new and differentiated services to a larger base of potential customers. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $54.1 million for the six months ended June 30, 2012, which represented 9% of our consolidated capital expenditures. Deployment of this new network and other planned network expansions in Chile will require us to make additional investments in capital expenditures over the next several years.
Segment losses increased in the six and three months ended June 30, 2012 compared to the same periods in 2011 primarily due to:

•
increases in cost of revenues of $19.0 million, or 108%, and $12.5 million, or 135%, mostly caused by higher direct switch and transmitter and receiver site costs resulting from a 106% increase in transmitter and receiver sites in service in Chile from June 30, 2011 to June 30, 2012 as part of the deployment of its next generation network and increases in the cost of handsets and accessories in 2012 compared to 2011;

•
increases in selling and marketing expenses of $29.8 million, or 185%, and $19.1 million, or 215%, primarily resulting from higher direct commissions and payroll expenses due to increases in gross subscriber additions by internal sales personnel and higher advertising costs in Chile in anticipation of service offerings on its new WCDMA-based network; and

•
increases in general and administrative expenses of $12.6 million, or 8%, and $7.1 million, or 8%, largely due to an increase in information technology costs at the corporate level related to the planned launch of the new WCDMA-based networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets and as an increasing level of costs relating to those initiatives are incurred centrally to support our business across all markets.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of June 30, 2012, we had working capital, which is defined as total current assets less total current liabilities, of $2,053.0 million, a $166.6 million decrease compared to working capital of $2,219.6 million as of December 31, 2011. As of June 30, 2012, our working capital includes $1,829.3 million in cash and cash equivalents, of which $263.1 million was held in currencies other than U.S. dollars, with 57% of that amount held in Mexican pesos. As of June 30, 2012, our working capital also includes $132.9 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

Our current sources of funding include our cash, cash equivalent and investment balances, funding available under our equipment financing facilities in Brazil, Mexico and Chile and other anticipated future cash flows from our operations. We plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to support our business plans, reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. To meet these goals, we expect to evaluate various financing alternatives, including tower financings, bank loans and U.S. capital market transactions. Our current loan agreements impose certain operating restrictions relating to, among other things, our ability to incur certain types of additional financing, which could affect the financing alternatives available to us at any given time.
Cash Flows

	Six Months Ended June 30,		Change
	2012	2011
		(Revised)
	(in thousands)
Cash and cash equivalents, beginning of period	$2,322,919	$1,767,501	$555,418
Net cash provided by operating activities	193,332	601,545	(408,213)
Net cash used in investing activities	(362,530)	(322,790)	(39,740)
Net cash (used in) provided by financing activities	(325,166)	488,722	(813,888)
Effect of exchange rate changes on cash and cash equivalents	696	(1,225)	1,921
Cash and cash equivalents, end of period	$1,829,251	$2,533,753	$(704,502)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $193.3 million of cash during the first half of 2012, a $408.2 million, or 68%, decrease from the same period in 2011, primarily due to a significant decrease in operating income in the first half of 2012 compared to the first half of 2011.

We used $362.5 million of cash in our investing activities during the first half of 2012, a $39.7 million, or 12% increase from the same period in 2011, driven by $542.3 million in cash capital expenditures, partially offset by $209.5 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $322.8 million of cash in our investing activities during the first half of 2011 primarily due to:

•	$449.8 million in cash capital expenditures; and

•	$94.2 million in payments for the purchase of licenses, the majority of which was related to the spectrum licenses Nextel Brazil was granted in June 2011; partially offset by

•	$136.1 million in net proceeds we received from maturities of our short-term investments in both Brazil and at the corporate level; and

•	the return of $77.2 million in cash that secured performance bonds related to our spectrum acquisitions in Chile.

We used $325.2 million of cash in our financing activities during the first half of 2012, primarily due to the principal repayment of $137.3 million under our syndicated loan facilities in Brazil and Peru and the repayment of $212.8 million face amount of our 3.125% convertible notes in the United States. Our financing activities provided us with $488.7 million of cash during the first half of 2011, primarily due to $750.0 million in gross proceeds that we received from the issuance of our 7.625% senior notes in the United States, partially offset by the principal repayment of $209.4 million under our syndicated loan facilities in Brazil, Mexico and Peru and debt financing costs related to our 7.625% senior notes.

Future Capital Needs and Resources
Our business strategy contemplates the deployment of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we have begun offering services on our new WCDMA-based networks in Peru and Chile and are in the process of deploying new WCDMA-based networks in Brazil and Mexico, with plans to begin offering services using those new networks later in 2012. We expect our capital expenditures will increase in the second half of 2012 as we continue to invest in the deployment and ongoing expansion of these new networks. We have also expanded the capacity of our iDEN networks, particularly in Brazil, and expect to continue to make investments to improve the quality and capacity of those networks.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Brazil, Mexico and Chile, cash flows generated by our operating companies and external financial sources.
Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	changes in foreign currency exchange rates.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing iDEN networks;

•	operating expenses and capital expenditures related to the deployment of our WCDMA-based networks;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees and the repayment of financing incurred in connection with spectrum purchases;

•	debt service requirements and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
In making assessments regarding our capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred like success in any particular auction or the costs of the related network deployment, other than in Mexico, Brazil, Peru and Chile, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments, equipment financing or other available financing.
During the six and three months ended June 30, 2012, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2011.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $590.9 million for the first half of 2012 and $515.1 million for the first half of 2011. In both periods, a substantial portion of our capital expenditures related to the deployment of our WCDMA-based networks in Brazil, Mexico, Peru and Chile and to the improvement of the quality and capacity of our iDEN networks.
Under our existing plan, our capital spending is expected to be driven by several factors, including:

•	the amount we spend to deploy our WCDMA-based networks;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•
the number of additional transmitter and receiver sites we build in order to increase system coverage and capacity and to maintain system quality and meet the demands of our growing customer base, as well as the costs associated with the installation of related network infrastructure and switching equipment; and

•	the costs we incur in connection with non-network related information technology projects.
Our future capital expenditures may also be affected by future technology improvements and technology choices.
Future Outlook.  Our current sources of funding include $1,829.3 million in cash and cash equivalents, $132.9 million in short-term investments and $689.1 million in additional availability under our existing equipment financing facilities. We plan to use this available funding, together with cash provided by our operations, to finance our capital spending plan. Recently, our results of operations, including our operating cash flows, have been negatively affected by the depreciation of local currencies and continued competitive pressures. If we are unable to significantly improve our operating cash flows, we may need to seek additional sources of financing to complete the deployment of our new WCDMA-based networks and the related changes to our business strategy as contemplated by our current business plans.
The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness. We have pursued, and will continue to evaluate and pursue, various financing alternatives, including U.S. capital market transactions, as well as locally-based equipment and bank financing opportunities, that can be used to reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position. We expect to continue to obtain additional funding using one or more of these alternatives; however, our current loan agreements impose certain operating restrictions relating to, among other things, our ability to incur certain types of additional financing, which could affect the financing alternatives available to us at any given time. Any indebtedness that we may incur in the coming years may be significant.
In making this assessment of our funding needs under our current business plans, we have considered:

•	cash and cash equivalents on hand and short- and long-term investments available to fund our operations;

•	expected cash flows from our operations;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•	the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of new WCDMA-based networks;

•	our scheduled debt service and other contractual obligations; and

•	income taxes.
 In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

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

Effect of New Accounting Standards
There were no new accounting standards issued during the six or three months ended June 30, 2012 that materially impacted our condensed consolidated financial statements.

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

•
the risk of deploying next generation networks, including the potential need for additional funding to support that deployment, the risk that new services supported by the new networks will not attract enough subscribers to support the related costs of deploying or operating the new networks, the need to significantly increase our employee base and the potential distraction of management;

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

During the six and three months ended June 30, 2012, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.
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
As of June 30, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal controls in Brazil over financial reporting related to the process by which we identify, document and manage system updates and review certain non-income based taxes as described below.
Notwithstanding the existence of the material weakness described below, management believes that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control over Financial Reporting.

Based on the evaluation we conducted during the second quarter of 2012, we concluded that as of June 30, 2012, we did not have adequate design or operation of controls that provide reasonable assurance that the accounting for non-income based taxes and related disclosures were prepared in accordance with generally accepted accounting principles as a result of control deficiencies in our Brazil operating segment. Specifically, the process by which we identify, document and manage the implementation of changes to our information systems to accommodate new business requirements was not effective. As a result, our information systems processed certain transactions incorrectly. In addition, the inadequate design of the monthly trend analysis of taxes that were non-income based and the lack of involvement of the tax function in this review resulted in the failure to identify the ineffectiveness of the process by which we manage information system updates. These control deficiencies contributed to adjustments and revisions to prior period financial statements that are reflected in the condensed consolidated financial statements for the six and three months ended June 30, 2012 (see Note 8. Revision of Prior Period Financial Statements). Accordingly, our management has determined that these control deficiencies constitute a material weakness in internal control over financial reporting as of June 30, 2012.
Remediation Plan.
Management has begun to implement a number of remediation steps to address the material weakness in internal controls described above. Specifically, the following steps, which relate solely to Brazil, have been, or are planned to be implemented:

•	coordinate documentation, implementation and testing of non-income tax system requirements;

•
implement a finance change management process to ensure that changes to business requirements are documented, assessed, tracked, tested and monitored and that the impact of those changes on non-income based taxes are evaluated;

•	redesign the trend analysis to include additional account detail and develop an overall reasonableness test to evaluate known relationships for non-income taxes; and

•	define the roles and responsibilities between our accounting and tax functions for the execution of the monthly variance analysis.
As part of our 2012 assessment of internal control over financial reporting, management and internal audit department will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain whether they operate effectively.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
For information on our various loss contingencies, see Note 4 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 23, 2012.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 - April 30, 2012	129,903	(1)	$19.51	129,903
May 1, 2012 - May 31, 2012	—		—	—
June 1, 2012 - June 30, 2012	—		—	—
Total	129,903	(1)	19.51	129,903	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DONALD NEFF

Vice President, Finance Operations and Controller
(on behalf of the registrant and as principal accounting officer)
Date: August 7, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.