Form 10-Q
period 2012-09-30
NII HOLDINGS INC
filed 2012-11-08
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 2, 2012
Common Stock, $0.001 par value per share	171,653,078

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	September 30, 2012	December 31, 2011
		(Restated) (1)
ASSETS
Current assets
Cash and cash equivalents	$1,568,019	$2,322,919
Short-term investments	117,119	343,422
Accounts receivable, less allowance for doubtful accounts of $73,666 and $66,252	800,026	858,471
Handset and accessory inventory	258,206	277,291
Deferred income taxes, net	180,286	203,012
Prepaid expenses and other	498,859	331,407
Total current assets	3,422,515	4,336,522
Property, plant and equipment, net	3,888,642	3,481,869
Intangible assets, net	1,175,806	1,182,380
Deferred income taxes, net	444,463	410,162
Other assets	418,623	411,203
Total assets	$9,350,049	$9,822,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$294,624	$377,679
Accrued expenses and other	958,399	1,008,932
Deferred revenues	164,384	159,150
Current portion of long-term debt	155,922	573,465
Total current liabilities	1,573,329	2,119,226
Long-term debt	4,483,807	4,244,752
Deferred revenues	14,796	15,585
Deferred credits	52,977	61,156
Other long-term liabilities	288,944	243,335
Total liabilities	6,413,853	6,684,054
Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2012 and 2011, no shares issued or outstanding — 2012 and 2011	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2012 and 2011, 171,653 shares issued and outstanding — 2012, 171,177 shares issued and outstanding — 2011	171	171
Paid-in capital	1,474,074	1,440,079
Retained earnings	2,049,542	2,221,882
Accumulated other comprehensive loss	(587,591)	(524,050)
Total stockholders’ equity	2,936,196	3,138,082
Total liabilities and stockholders’ equity	$9,350,049	$9,822,136
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the prior period condensed consolidated financial statements included herein to correct certain errors.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
		(Restated) (1)		(Restated) (1)
Operating revenues
Service and other revenues	$4,383,935	$4,884,114	$1,419,093	$1,667,428
Handset and accessory revenues	236,934	251,498	72,803	86,785
	4,620,869	5,135,612	1,491,896	1,754,213
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,263,069	1,359,498	398,735	465,887
Cost of handsets and accessories	695,892	643,356	232,905	225,144
Selling, general and administrative	1,877,812	1,835,316	642,351	677,274
Depreciation	493,854	463,335	170,250	158,791
Amortization	34,145	29,518	15,118	10,102
	4,364,772	4,331,023	1,459,359	1,537,198
Operating income	256,097	804,589	32,537	217,015
Other (expense) income
Interest expense, net	(274,389)	(272,837)	(104,447)	(94,890)
Interest income	25,556	24,969	13,324	9,158
Foreign currency transaction (losses) gains, net	(42,199)	(39,826)	10,811	(63,926)
Other expense, net	(21,486)	(16,767)	(7,003)	(8,409)
	(312,518)	(304,461)	(87,315)	(158,067)
(Loss) income before income tax provision	(56,421)	500,128	(54,778)	58,948
Income tax provision	(115,919)	(278,097)	(27,640)	(59,251)
Net (loss) income	$(172,340)	$222,031	$(82,418)	$(303)

Net (loss) income, per common share, basic	$(1.01)	$1.29	$(0.48)	$—
Net (loss) income, per common share, diluted	$(1.01)	$1.28	$(0.48)	$—

Weighted average number of common shares outstanding, basic	171,448	170,408	171,632	171,135
Weighted average number of common shares outstanding, diluted	171,448	172,913	171,632	171,135

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(61,222)	$(377,010)	$56,221	$(555,137)
Other	(2,319)	2,921	(659)	3,386
Other comprehensive (loss) income	(63,541)	(374,089)	55,562	(551,751)
Net (loss) income	(172,340)	222,031	(82,418)	(303)
Total comprehensive loss	$(235,881)	$(152,058)	$(26,856)	$(552,054)
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the prior period condensed consolidated financial statements included herein to correct certain errors.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Nine Months Ended September 30, 2012 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012 - Restated (1)	171,177	$171	$1,440,079	$2,221,882	$(524,050)	$3,138,082
Net loss	—	—	—	(172,340)	—	(172,340)
Other comprehensive loss, net of taxes	—	—	—	—	(63,541)	(63,541)
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense	—	—	39,276	—	—	39,276
Exercise of stock options	476	—	150	—	—	150
Other	—	—	(4,905)	—	—	(4,905)
Balance, September 30, 2012	171,653	$171	$1,474,074	$2,049,542	$(587,591)	$2,936,196
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the prior period condensed consolidated financial statements included herein to correct certain errors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012 and 2011 (in thousands) Unaudited

	2012	2011
		(Restated) (1)
Cash flows from operating activities:
Net (loss) income	$(172,340)	$222,031
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount and financing costs	19,922	42,040
Depreciation and amortization	527,999	492,853
Provision for losses on accounts receivable	132,418	121,364
Foreign currency transaction losses, net	42,199	39,826
Deferred income tax benefit	(36,370)	(20,145)
Share-based payment expense	39,276	45,872
Other, net	57,673	23,836
Change in assets and liabilities:
Accounts receivable, gross	(101,522)	(255,548)
Handset and accessory inventory	29,557	12,838
Prepaid expenses and other	(249,399)	(23,017)
Other long-term assets	(51,789)	(7,766)
Accounts payable, accrued expenses and other	65,367	155,356
Net cash provided by operating activities	302,991	849,540
Cash flows from investing activities:
Capital expenditures, including capitalized interest	(828,174)	(732,557)
Purchase of long-term and short-term investments	(1,157,600)	(1,860,383)
Proceeds from sales of long-term and short-term investments	1,382,328	1,975,391
Transfers from restricted cash	21,049	89,360
Payments for acquisitions, purchases of licenses, capitalized interest and other	(84,458)	(102,612)
Net cash used in investing activities	(666,855)	(630,801)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000
Borrowings under equipment financing and other	234,470	108,546
Repayments of convertible notes	(212,782)	(214,488)
Repayments under syndicated loan facilities and other borrowings	(244,538)	(287,586)
Repayments of import financing	(137,858)	(91,378)
Other, net	(35,366)	9,403
Net cash (used in) provided by financing activities	(396,074)	274,497
Effect of exchange rate changes on cash and cash equivalents	5,038	(30,735)
Net (decrease) increase in cash and cash equivalents	(754,900)	462,501
Cash and cash equivalents, beginning of period	2,322,919	1,767,501
Cash and cash equivalents, end of period	$1,568,019	$2,230,002
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the prior period condensed consolidated financial statements included herein to correct certain errors.

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Restatement of Previously Issued Financial Statements. In connection with the preparation and issuance of our quarterly report on Form 10-Q for the three months ended June 30, 2012, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was immaterial. However, as the impact of correcting the cumulative effect of these errors would have been material to our projected results of operations for the year ended December 31, 2012, we concluded that prior period financial statements should be revised in future filings.
On October 29, 2012, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 to reflect the corrections substantially disclosed in Note 8 to our quarterly report on Form 10-Q for the three months ended June 30, 2012 and for immaterial errors identified in the third quarter of 2012. These restated audited financial statements will be reflected in a Form 10-K/A for the year ended December 31, 2011. For the same reasons, we also plan to restate our unaudited interim financial statements for the three-month periods ended March 31, 2012 and 2011. The restated unaudited interim financial statements will be reflected in a Form 10-Q/A for the three months ended March 31, 2012. The unaudited interim financial statements for the six- and three-month periods ended June 30, 2011 were previously revised in connection with the filing of the quarterly report on Form 10-Q for the three months ended June 30, 2012. However, we plan to amend this quarterly report on Form 10-Q for the six and three months ended June 30, 2012 to update Note 8 to reflect the restatement of the prior period financial statements referenced above and to reflect the immaterial errors identified in the third quarter of 2012. The unaudited interim financial statements for the nine- and three-month periods ended September 30, 2011 are restated in the condensed consolidated financial statements included herein.
The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to our financial statements for the nine and three months ended September 30, 2011:

•
Value Added Taxes (VAT) - We identified and corrected various errors in the recognition of value added tax expenses in Brazil reflecting both under accrual and over accrual of expenses depending on the period and transaction type;

•
Construction in Progress - We identified and corrected errors related to the incorrect capitalization of certain expenses incurred on internally developed software projects. The correction of these adjustments resulted in a reduction to property, plant and equipment and an increase in general and administrative expenses, as well as inconsequential adjustments to net cash flows from operating and investing activities;

•
Income Taxes - We identified and corrected errors in the calculation of income tax expense and applicable tax liabilities reflected in the prior period tax provision calculations, as well as the related income tax expense and liability effects of the pre-tax adjustments described here. We also identified and corrected a balance sheet misclassification between current and noncurrent deferred income taxes;

•
Leases - We identified and corrected errors related to the misclassification of certain transmitter and receiver site co-location leases that were incorrectly classified as operating leases rather than capital leases; and

•	Other - We identified and corrected other errors that are not applicable to the above categories.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine and three months ended September 30, 2011, the errors noted above understated operating income by $16.2 million and $4.6 million, respectively, understated income before income tax provision by $13.8 million and $3.2 million, respectively, and understated net income by $14.5 million and $2.5 million, respectively. As of December 31, 2011, these errors understated retained earnings by $7.1 million. In addition, these errors understated net income per basic and diluted common share by $0.07 and $0.08, respectively, for the nine months ended September 30, 2011, and $0.02 and $0.02, respectively, for the three months ended September 30, 2011.
Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Cumulative foreign currency translation adjustment	$(580,012)	$(518,790)
Other	(7,579)	(5,260)
	$(587,591)	$(524,050)

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2012	2011
		(Restated)
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$828,174	$732,557
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	152,226	120,157
	$980,400	$852,714
Interest costs
Interest expense, net	$274,389	$272,837
Interest capitalized	98,616	55,949
	$373,005	$328,786
For the nine months ended September 30, 2012, we had $189.7 million in non-cash investing and financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the nine months ended September 30, 2011, we had $845.1 million in non-cash investing and financing, primarily related to the long-term financing of the spectrum that was awarded to Nextel Brazil in June 2011 and refinanced in December 2011, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the nine and three months ended September 30, 2012, we recognized $161.3 million and $50.8 million, respectively, in revenue-based taxes and other excise taxes. For the nine and three months ended September 30, 2011, we recognized $187.6 million and $64.7 million, respectively, in revenue-based taxes and other excise taxes.
Net (Loss) Income Per Common Share, Basic and Diluted.  Basic net (loss) income per common share is computed by dividing adjusted net (loss) income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution of securities that could participate in our earnings, but not securities that are antidilutive, including stock options with an exercise price greater than the average market price of our common stock.
Our unvested restricted stock awards, or RSAs, contain non-forfeitable rights to dividends, whether paid or unpaid. As a

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

result, our RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities.
As presented for the nine and three months ended September 30, 2012, our calculation of diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans and common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity, since their effect would be antidilutive to our net loss for those periods.
As presented for the nine and three months ended September 30, 2011, our calculation of diluted net income per share includes common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans. We did not include the common shares that could be issued upon conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for those periods. Further, for the nine and three months ended September 30, 2011, we did not include 9.5 million common shares issuable upon exercise of stock options nor did we include an immaterial amount of our restricted common shares in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for those periods.
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net (loss) income per common share as disclosed in our consolidated statements of operations for the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
				(Restated)		(Restated)
	(in thousands, except per share data)
Basic net (loss) income per common share:
Net (loss) income	$(172,340)	171,448		$222,031	170,408
Net income allocable to participating securities	—	—		(1,439)	—
Adjusted net (loss) income attributable to common shares	(172,340)	171,448	$(1.01)	220,592	170,408	$1.29
Effect of dilutive securities:
Stock options	—	—		—	2,233
Restricted stock	—	—		—	271
Convertible notes, net of capitalized interest and taxes	—	—		—	1
Diluted net (loss) income per common share:
Net (loss) income on which diluted earnings per share is calculated	$(172,340)	171,448	$(1.01)	$222,031	172,913	$1.28

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
				(Restated)		(Restated)
(in thousands, except per share data)
Basic net loss per common share:
Net loss	$(82,418)	171,632		$(303)	171,135
Net income allocable to participating securities	—	—		—	—
Adjusted net loss attributable to common shares	(82,418)	171,632	$(0.48)	(303)	171,135	$—
Effect of dilutive securities:
Stock options	—	—		—	—
Restricted stock	—	—		—	—
Convertible notes, net of capitalized interest and taxes	—	—		—	—
Diluted net loss per common share:
Net loss on which diluted earnings per share is calculated	$(82,418)	171,632	$(0.48)	$(303)	171,135	$—
Asset Impairment. During the third quarter of 2012, we recorded a $14.0 million asset impairment charge at the corporate level as a component of selling, general and administrative expenses related to an abandoned web-based internal-use software project, which we determined was no longer necessary for our strategic plans.
New Accounting Pronouncements.  There were no new accounting standards issued during the nine or three months September 30, 2012 that materially impacted our condensed consolidated financial statements.

Note 2.        Debt

	September 30, 2012	December 31, 2011
	(in thousands)
		(Restated)
Senior notes, net	$2,724,358	$2,721,658
Spectrum financing	640,205	693,038
Equipment financing	470,433	179,779
General financing	384,523	547,130
Capital leases and tower financing obligations	342,796	292,461
Convertible notes, net	—	206,480
Import financing	75,486	173,954
Other	1,928	3,717
Total debt	4,639,729	4,818,217
Less: current portion	(155,922)	(573,465)
	$4,483,807	$4,244,752
Equipment Financing.
In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the deployment of its WCDMA-based network. As of September 30, 2012, Nextel Brazil borrowed $160.6 million under this loan agreement for capital expenditures. Nextel Mexico and Nextel Chile also have similar financing arrangements, under which Nextel Mexico borrowed $88.1 million and Nextel Chile borrowed $75.9 million during the nine months ended September 30, 2012.
Convertible Notes.
3.125% Convertible Notes and Authoritative Guidance on Convertible Debt Instruments.  As a result of adopting the Financial Accounting Standards Board's, or the FASB’s, authoritative guidance on convertible debt instruments, we are required to separately account for the debt and equity components of our 3.125% convertible notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate. The debt and equity components recognized for our 3.125% convertible notes were as follows (in thousands):

	September 30, 2012	December 31, 2011

Principal amount of convertible notes	$—	$209,788
Unamortized discount on convertible notes	—	3,308
Net carrying amount of convertible notes	—	206,480
Carrying amount of equity component	—	174,891
The amount of interest expense recognized on our 3.125% convertible notes and effective interest rates for the nine and three months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011

Contractual coupon interest	$2,383	$25,243
Amortization of discount on convertible notes	2,718	29,424
Interest expense, net	$5,101	$54,667
Effective interest rate on convertible notes	7.15%	7.15%

	Three Months Ended September 30,
	2012	2011

Contractual coupon interest	$—	$8,055
Amortization of discount on convertible notes	—	10,021
Interest expense, net	$—	$18,076
Effective interest rate on convertible notes	—	7.15%

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
The following tables set forth the classification within the fair value hierarchy of our financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31, 2011 (in thousands):

	Fair Value Measurements as of			Total
	September 30, 2012			Fair Value as of
	Using the Fair Value Hierarchy			September 30,
Financial Instruments	Level 1	Level 2	Level 3	2012
Short-term investments:
Available-for-sale securities — Nextel Brazil investments	$117,119	$—	$—	$117,119

	Fair Value Measurements as of			Total
	December 31, 2011			Fair Value as of
	Using the Fair Value Hierarchy			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2011
Short-term investment:
Available-for-sale securities — Nextel Brazil investments	$117,620	$—	$—	$117,620
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

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Short-term investments:
Held-to-maturity securities — U.S. Agencies	$74,803	$75,075
Held-to-maturity securities — U.S. Treasuries	150,999	151,678
	$225,802	$226,753

Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$2,724,358	$2,359,750	$2,721,658	$2,880,375
Spectrum financing	640,205	635,188	693,038	768,735
General financing	384,523	364,756	547,130	502,438
Convertible notes	—	—	206,480	210,837
Equipment financing	470,433	465,990	179,779	169,075
	$4,219,519	$3,825,684	$4,348,085	$4,531,460

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
We estimated the fair values of our equipment and spectrum financings using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, the London Interbank Offered Rate, or LIBOR, and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.
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

Note 4.        Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the nine or three months ended September 30, 2012.
As of September 30, 2012 and December 31, 2011, Nextel Brazil had accrued liabilities of $63.2 million and $60.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $17.9 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $275.2 million and $279.2 million as of September 30, 2012. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.        Income Taxes

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
	(in thousands)
(Loss) income before income tax provision	$(56,421)	$500,128	$(54,778)	$58,948

Current income tax provision	$(152,289)	$(298,242)	$(27,148)	$(71,424)
Deferred income tax benefit (provision)	36,370	20,145	(492)	12,173
Total income tax provision	$(115,919)	$(278,097)	$(27,640)	$(59,251)

The decreases in the consolidated income tax provision for the nine and three months ended September 30, 2012 compared to the same periods in 2011 are primarily due to decreases of $556.5 million and $113.7 million, respectively, in consolidated income before income tax provision. However, increases in the loss before income tax provision recognized in the U.S. and Chile during 2012 required full valuation allowances, which prevented an income tax benefit from being recognized on these losses. Recognizing no income tax benefit for the U.S. and Chilean losses resulted in consolidated income tax expense for the nine and three months ended September 30, 2012, despite recognizing a consolidated loss before income tax provision for these periods.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Mexico - 2003; Argentina - 2005; Brazil - 2006; Peru - 2007 and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits according to the FASB's authoritative guidance on accounting for uncertainty in income taxes, for the nine months ended September 30, 2012 (in thousands):

Unrecognized tax benefits - December 31, 2011	$35,572
Additions for current year tax positions	2,408
Additions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for prior year tax positions	—
Lapse of statute of limitations	—
Settlements with taxing authorities	—
Foreign currency translation adjustment	(282)
Unrecognized tax benefits - September 30, 2012	$37,698

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $5.5 million and $5.7 million as of September 30, 2012 and December 31, 2011, respectively.
We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.
We assessed the realizability of our deferred tax assets during the third quarter of 2012, consistent with the methodology we employed for the same period in 2011. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, in 2011, we recorded a full valuation allowance on our U.S. companies' deferred tax assets and have maintained the same position for 2012. For our other companies, we determined that the realizability of their deferred assets had not changed. We will continue to evaluate the amount of the valuation allowance

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for all of our foreign and U.S. companies throughout the remainder of 2012 to determine the appropriate level of valuation allowance.

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

Note 6.        Segment Reporting
We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies and our corporate operations in the U.S. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and restructuring and other charges, which we refer to as segment earnings.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2012
Operating revenues	$2,230,010	$1,588,785	$512,153	$259,718	$36,215	$(6,012)	$4,620,869
Segment earnings (losses)	$581,921	$444,698	$131,969	$(2,716)	$(378,395)	$6,619	$784,096
Less:
Depreciation and amortization							(527,999)
Foreign currency transaction losses, net							(42,199)
Interest expense and other, net							(270,319)
Loss before income tax provision							$(56,421)
Capital expenditures	$396,502	$337,398	$36,113	$43,460	$166,927	$—	$980,400

Nine Months Ended September 30, 2011 (Restated)
Operating revenues	$2,641,114	$1,732,516	$478,696	$264,071	$22,642	$(3,427)	$5,135,612
Segment earnings (losses)	$840,904	$590,466	$127,174	$26,399	$(294,907)	$7,406	$1,297,442
Less:
Depreciation and amortization							(492,853)
Foreign currency transaction losses, net							(39,826)
Interest expense and other, net							(264,635)
Income before income tax provision							$500,128
Capital expenditures	$386,104	$209,794	$53,888	$76,690	$126,238	$—	$852,714

Three Months Ended September 30, 2012
Operating revenues	$693,189	$523,220	$178,505	$84,529	$15,432	$(2,979)	$1,491,896
Segment earnings (losses)	$160,698	$147,627	$50,045	$(6,733)	$(135,971)	$2,239	$217,905
Less:
Depreciation and amortization							(185,368)
Foreign currency transaction gains, net							10,811
Interest expense and other, net							(98,126)
Loss before income tax provision							$(54,778)
Capital expenditures	$171,461	$137,772	$11,688	$23,452	$45,077	$—	$389,450

Three Months Ended September 30, 2011 (Restated)
Operating revenues	$912,945	$577,202	$167,132	$90,244	$7,770	$(1,080)	$1,754,213
Segment earnings (losses)	$251,806	$186,856	$40,900	$11,346	$(107,973)	$2,973	$385,908
Less:
Depreciation and amortization							(168,893)
Foreign currency transaction losses, net							(63,926)
Interest expense and other, net							(94,141)
Income before income tax provision							$58,948
Capital expenditures	$174,730	$79,224	$24,542	$30,224	$28,914	$—	$337,634

September 30, 2012
Identifiable assets	$3,968,942	$2,398,811	$464,309	$580,524	$1,937,750	$(287)	$9,350,049
December 31, 2011 (Restated)
Identifiable assets	$4,071,612	$2,346,307	$427,428	$597,891	$2,379,185	$(287)	$9,822,136

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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, as well as condensed consolidating statements of operations for the nine and three months ended September 30, 2012 and 2011 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$787,076	$55,281	$3,931	$721,731	$—	$1,568,019
Short-term investments	—	—	—	117,119	—	117,119
Accounts receivable, net	7,483	67,320	89,058	804,490	(168,325)	800,026
Handset and accessory inventory	—	—	—	258,265	(59)	258,206
Deferred income taxes, net	—	—	5,672	183,726	(9,112)	180,286
Prepaid expenses and other	5,863	—	7,895	485,101	—	498,859
Total current assets	800,422	122,601	106,556	2,570,432	(177,496)	3,422,515
Property, plant and equipment, net	—	—	226,841	3,662,088	(287)	3,888,642
Investments in and advances to affiliates	3,251,818	2,838,727	2,929,248	—	(9,019,793)	—
Intangible assets, net	18,000	—	—	1,157,806	—	1,175,806
Deferred income taxes, net	21,463	—	—	444,463	(21,463)	444,463
Other assets	2,394,089	3,764,553	747,182	507,865	(6,995,066)	418,623
Total assets	$6,485,792	$6,725,881	$4,009,827	$8,342,654	$(16,214,105)	$9,350,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$5,970	$288,654	$—	$294,624
Accrued expenses and other	600,032	206,401	1,600,851	1,353,222	(2,802,107)	958,399
Deferred revenues	—	—	—	164,384	—	164,384
Current portion of long-term debt	—	—	12,719	143,203	—	155,922
Total current liabilities	600,032	206,401	1,619,540	1,949,463	(2,802,107)	1,573,329
Long-term debt	23	2,724,359	43,669	1,715,756	—	4,483,807
Deferred revenues	—	—	—	14,796	—	14,796
Deferred credits	—	2,950	21,054	50,436	(21,463)	52,977
Other long-term liabilities	2,949,541	—	22,211	1,682,955	(4,365,763)	288,944
Total liabilities	3,549,596	2,933,710	1,706,474	5,413,406	(7,189,333)	6,413,853
Total stockholders’ equity	2,936,196	3,792,171	2,303,353	2,929,248	(9,024,772)	2,936,196
Total liabilities and stockholders’ equity	$6,485,792	$6,725,881	$4,009,827	$8,342,654	$(16,214,105)	$9,350,049
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET - RESTATED
As of December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919
Short-term investments	225,802	—	—	117,620	—	343,422
Accounts receivable, net	13,643	79,719	168,769	864,961	(268,621)	858,471
Handset and accessory inventory	—	—	—	277,291	—	277,291
Deferred income taxes, net	—	—	6,873	200,497	(4,358)	203,012
Prepaid expenses and other	1,483	—	8,552	321,384	(12)	331,407
Total current assets	1,283,286	80,675	192,610	3,052,942	(272,991)	4,336,522
Property, plant and equipment, net	—	—	190,208	3,291,948	(287)	3,481,869
Investments in and advances to affiliates	3,220,290	2,900,599	2,999,630	—	(9,120,519)	—
Intangible assets, net	18,000	—	—	1,164,380	—	1,182,380
Deferred income taxes, net	45,740	—	—	410,162	(45,740)	410,162
Other assets	2,348,372	3,799,519	606,845	470,516	(6,814,049)	411,203
Total assets	$6,915,688	$6,780,793	$3,989,293	$8,389,948	$(16,253,586)	$9,822,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,546	$375,133	$—	$377,679
Accrued expenses and other	635,303	191,992	1,601,508	1,340,655	(2,760,526)	1,008,932
Deferred revenues	—	—	—	159,150	—	159,150
Current portion of long-term debt	206,480	—	15,772	351,213	—	573,465
Total current liabilities	841,783	191,992	1,619,826	2,226,151	(2,760,526)	2,119,226
Long-term debt	23	2,721,658	55,940	1,467,131	—	4,244,752
Deferred revenues	—	—	—	15,585	—	15,585
Deferred credits	—	—	48,253	58,643	(45,740)	61,156
Other long-term liabilities	2,935,800	—	12,580	1,622,808	(4,327,853)	243,335
Total liabilities	3,777,606	2,913,650	1,736,599	5,390,318	(7,134,119)	6,684,054
Total stockholders’ equity	3,138,082	3,867,143	2,252,694	2,999,630	(9,119,467)	3,138,082
Total liabilities and stockholders’ equity	$6,915,688	$6,780,793	$3,989,293	$8,389,948	$(16,253,586)	$9,822,136

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,304	$4,622,352	$(3,787)	$4,620,869
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	72	1,960,312	(1,423)	1,958,961
Selling, general and administrative	2,413	1	241,432	1,642,948	(8,982)	1,877,812
Management fee and other	—	—	(127,356)	190,795	(63,439)	—
Depreciation and amortization	—	—	24,616	503,383	—	527,999
	2,413	1	138,764	4,297,438	(73,844)	4,364,772
Operating (loss) income	(2,413)	(1)	(136,460)	324,914	70,057	256,097
Other (expense) income
Interest expense, net	(180,092)	(171,870)	(1,612)	(145,218)	224,403	(274,389)
Interest income	12,196	213,771	181	23,811	(224,403)	25,556
Foreign currency transaction losses, net	—	—	—	(42,199)	—	(42,199)
Equity in (losses) income of affiliates	(83,644)	70,100	73,598	—	(60,054)	—
Other income (expense), net	48,309	—	22	301	(70,118)	(21,486)
	(203,231)	112,001	72,189	(163,305)	(130,172)	(312,518)
(Loss) income before income tax benefit (provision)	(205,644)	112,000	(64,271)	161,609	(60,115)	(56,421)
Income tax benefit (provision)	33,304	(15,844)	(39,384)	(88,011)	(5,984)	(115,919)
Net (loss) income	$(172,340)	$96,156	$(103,655)	$73,598	$(66,099)	$(172,340)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(61,222)	$(61,222)	$(61,222)	$(61,222)	$183,666	$(61,222)
Other	(2,319)	(2,319)	(2,319)	(2,319)	6,957	(2,319)
Other comprehensive loss	(63,541)	(63,541)	(63,541)	(63,541)	190,623	(63,541)
Net (loss) income	(172,340)	96,156	(103,655)	73,598	(66,099)	(172,340)
Total comprehensive (loss) income	$(235,881)	$32,615	$(167,196)	$10,057	$124,524	$(235,881)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED
For the Nine Months Ended September 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,304	$5,135,612	$(2,304)	$5,135,612
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	124	2,002,730	—	2,002,854
Selling, general and administrative	2,596	179	221,552	1,620,745	(9,756)	1,835,316
Management fee and other	—	—	(129,102)	184,993	(55,891)	—
Depreciation and amortization	—	—	7,484	485,369	—	492,853
	2,596	179	100,058	4,293,837	(65,647)	4,331,023
Operating (loss) income	(2,596)	(179)	(97,754)	841,775	63,343	804,589
Other (expense) income
Interest expense, net	(175,549)	(118,962)	(2,097)	(150,025)	173,796	(272,837)
Interest income	14,267	161,180	155	23,163	(173,796)	24,969
Foreign currency transaction losses, net	(4)	—	—	(39,822)	—	(39,826)
Equity in income of affiliates	290,073	396,052	405,360	—	(1,091,485)	—
Other income (expense), net	57,440	—	(6)	(10,903)	(63,298)	(16,767)
	186,227	438,270	403,412	(177,587)	(1,154,783)	(304,461)
Income before income tax benefit (provision)	183,631	438,091	305,658	664,188	(1,091,440)	500,128
Income tax benefit (provision)	38,400	(12,002)	(36,008)	(258,872)	(9,615)	(278,097)
Net income	$222,031	$426,089	$269,650	$405,316	$(1,101,055)	$222,031

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(377,010)	$(377,010)	$(377,010)	$(377,010)	$1,131,030	$(377,010)
Other	2,921	2,921	2,921	2,921	(8,763)	2,921
Other comprehensive loss	(374,089)	(374,089)	(374,089)	(374,089)	1,122,267	(374,089)
Net income	222,031	426,089	269,650	405,316	(1,101,055)	222,031
Total comprehensive (loss) income	$(152,058)	$52,000	$(104,439)	$31,227	$21,212	$(152,058)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,493,379	$(2,251)	$1,491,896
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	13	633,050	(1,423)	631,640
Selling, general and administrative	766	—	74,614	570,038	(3,067)	642,351
Management fee and other	—	—	(41,813)	65,026	(23,213)	—
Depreciation and amortization	—	—	9,018	176,350	—	185,368
	766	—	41,832	1,444,464	(27,703)	1,459,359
Operating (loss) income	(766)	—	(41,064)	48,915	25,452	32,537
Other (expense) income
Interest expense, net	(59,043)	(57,632)	(497)	(62,690)	75,415	(104,447)
Interest income	4,082	71,762	58	12,837	(75,415)	13,324
Foreign currency transaction gains, net	—	—	—	10,811	—	10,811
Equity in losses of affiliates	(69,451)	(17,250)	(15,332)	—	102,033	—
Other income (expense), net	25,420	—	11	(6,922)	(25,512)	(7,003)
	(98,992)	(3,120)	(15,760)	(45,964)	76,521	(87,315)
(Loss) income before income tax benefit (provision)	(99,758)	(3,120)	(56,824)	2,951	101,973	(54,778)
Income tax benefit (provision)	17,340	(8,768)	(16,700)	(18,283)	(1,229)	(27,640)
Net loss	$(82,418)	$(11,888)	$(73,524)	$(15,332)	$100,744	$(82,418)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$56,221	$56,221	$56,221	$56,221	$(168,663)	$56,221
Other	(659)	(659)	(659)	(659)	1,977	(659)
Other comprehensive income	55,562	55,562	55,562	55,562	(166,686)	55,562
Net loss	(82,418)	(11,888)	(73,524)	(15,332)	100,744	(82,418)
Total comprehensive (loss) income	$(26,856)	$43,674	$(17,962)	$40,230	$(65,942)	$(26,856)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED
For the Three Months September 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,754,213	$(768)	$1,754,213
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	39	691,038	(46)	691,031
Selling, general and administrative	820	1	81,504	598,690	(3,741)	677,274
Management fee and other	—	—	(64,552)	83,077	(18,525)	—
Depreciation and amortization	—	—	2,744	166,149	—	168,893
	820	1	19,735	1,538,954	(22,312)	1,537,198
Operating (loss) income	(820)	(1)	(18,967)	215,259	21,544	217,015
Other (expense) income
Interest expense, net	(63,613)	(43,752)	(659)	(51,121)	64,255	(94,890)
Interest income	5,061	59,348	52	8,952	(64,255)	9,158
Foreign currency transaction losses, net	(4)	—	—	(63,922)	—	(63,926)
Equity in income of affiliates	32,106	52,721	56,198	—	(141,025)	—
Other income (expense), net	15,601	—	—	(2,511)	(21,499)	(8,409)
	(10,849)	68,317	55,591	(108,602)	(162,524)	(158,067)
(Loss) income before income tax benefit (provision)	(11,669)	68,316	36,624	106,657	(140,980)	58,948
Income tax benefit (provision)	11,366	(3,037)	(12,280)	(50,505)	(4,795)	(59,251)
Net (loss) income	$(303)	$65,279	$24,344	$56,152	$(145,775)	$(303)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(555,137)	$(555,137)	$(555,137)	$(555,137)	$1,665,411	$(555,137)
Other	3,386	3,386	3,386	3,386	(10,158)	3,386
Other comprehensive loss	(551,751)	(551,751)	(551,751)	(551,751)	1,655,253	(551,751)
Net (loss) income	(303)	65,279	24,344	56,152	(145,775)	(303)
Total comprehensive loss	$(552,054)	$(486,472)	$(527,407)	$(495,599)	$1,509,478	$(552,054)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(172,340)	$96,156	$(103,655)	$73,598	$(66,099)	$(172,340)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	43,876	110,133	155,514	451,215	(285,407)	475,331
Net cash (used in) provided by operating activities	(128,464)	206,289	51,859	524,813	(351,506)	302,991
Cash flows from investing activities:
Capital expenditures	(76,141)	—	—	(752,033)	—	(828,174)
Purchases of long-term and short-term investments	—	—	—	(1,157,600)	—	(1,157,600)
Proceeds from sales of long-term and short-term investments	224,330	—	—	1,157,998	—	1,382,328
Intercompany borrowings, capital contributions and other, net	(59,000)	—	—	(63,709)	59,300	(63,409)
Net cash provided by (used in) investing activities	89,189	—	—	(815,344)	59,300	(666,855)
Cash flows from financing activities:
Borrowings under equipment financing	—	—	—	222,494	—	222,494
Repayments under syndicated loan facilities	—	—	—	(175,744)	—	(175,744)
Repayments of import financing	—	—	—	(137,858)	—	(137,858)
Repayments of convertible notes	(212,782)	—	—	—	—	(212,782)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions and other, net	(3,225)	(778)	43,976	(72,857)	(59,300)	(92,184)
Net cash flows used in financing activities	(216,007)	(151,964)	(56,344)	(263,965)	292,206	(396,074)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5,038	—	5,038
Net (decrease) increase in cash and cash equivalents	(255,282)	54,325	(4,485)	(549,458)	—	(754,900)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of period	$787,076	$55,281	$3,931	$721,731	$—	$1,568,019

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Nine Months Ended September 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$222,031	$426,089	$269,650	$405,316	$(1,101,055)	$222,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(170,415)	(443,817)	(250,160)	614,124	877,777	627,509
Net cash provided by (used in) operating activities	51,616	(17,728)	19,490	1,019,440	(223,278)	849,540
Cash flows from investing activities:
Capital expenditures	(99,013)	—	—	(633,544)	—	(732,557)
Purchases of long-term and short-term investments	(329,292)	—	—	(1,531,091)	—	(1,860,383)
Purchases of licenses	—	—	—	(99,893)	—	(99,893)
Proceeds from sales of short- term investments	560,000	—	—	1,415,391	—	1,975,391
Transfers from restricted cash	—	—	—	89,360	—	89,360
Intercompany borrowings	(59,341)	(736,860)	—	—	796,201	—
Investments in subsidiaries	(124,202)	—	—	—	124,202	—
Other, net	(276)	—	—	(2,443)	—	(2,719)
Net cash used in investing activities	(52,124)	(736,860)	—	(762,220)	920,403	(630,801)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Proceeds from intercompany long-term loan	736,860	—	—	59,341	(796,201)	—
Repayments of convertible notes	(214,488)	—	—	—	—	(214,488)
Repayments of syndicated loan facilities	—	—	—	(235,746)	—	(235,746)
Repayments of import financing	—	—	—	(91,378)	—	(91,378)
Capital contributions	—	103,202	21,000	—	(124,202)	—
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	26,125	(14,500)	(11,395)	65,879	—	66,109
Net cash flows provided by (used in) financing activities	548,497	754,563	(129,534)	(201,904)	(697,125)	274,497
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30,735)	—	(30,735)
Net increase (decrease) in cash and cash equivalents	547,989	(25)	(110,044)	24,581	—	462,501
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of period	$1,096,186	$3	$12,142	$1,121,671	$—	$2,230,002

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.        Subsequent Event

In October 2012, Nextel Brazil entered into a Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. This loan agreement has a floating interest rate equal to 113.9% of the local Brazilian borrowing rate. Borrowings under this loan agreement have a three-year borrowing period, a two-year repayment term beginning in 2015 and a final maturity of October 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2012 and December 31, 2011 and our consolidated results of operations for the nine- and three-month periods ended September 30, 2012 and 2011; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
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
We provide our services through operating companies located in Brazil, Mexico, Argentina, Peru and Chile with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes, lower wireline service penetration and the expanded coverage of wireless networks in these business centers encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on our 800 MHz spectrum holdings in all of our markets. Our current and planned next generation networks utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
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
We have begun offering services on our new WCDMA-based networks in Mexico, Peru and Chile, and we are currently in the process of designing and building a new WCDMA-based network in Brazil. We expect to begin offering data services supported by this new network in select cities in Brazil later this year and to offer voice and data services more broadly in 2013.
In September 2012, the Argentine government announced its decision to cancel the auction of PCS and 850 band cellular spectrum and that this spectrum would be awarded to ARSAT, a government-owned telecommunications company. We are continuing to evaluate our spectrum options and response to this decision.

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
Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by allowing instantaneous communication at the touch of a button and the ability to communicate on a one-to-many basis. In 2011, we launched Direct Connect services utilizing our WCDMA-based network in Peru, and in 2012, we began offering these services on our WCDMA-based networks in Mexico and Chile as part of our effort to maintain this key point of differentiation. Our competitors have introduced competitive push-to-talk over cellular products, and while we do not believe that these services offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our Direct Connect service. We add further value by designing customized business solutions that enhance the productivity of our customers based on their individualized business needs. These business solutions include fleet and workforce management services that utilize the unique capabilities of our data network, such as vehicle and delivery tracking, GPS technology, order entry processing and workforce monitoring applications.
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
Focusing on Major Business Centers.  Because we target high value customers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business customers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new WCDMA-based networks are expected to serve both these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.

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
During 2009 and 2010, we participated in spectrum auctions in Chile, Mexico and Brazil and acquired spectrum required to support our planned next generation networks. We have begun offering services on our new networks in Mexico, Peru and Chile and are currently in the process of building our WCDMA-based network in Brazil using spectrum licensed to us. We expect to begin offering data services supported by this new network in select cities in Brazil later this year and to offer voice and data services more broadly in 2013.

The following chart details our current material next generation spectrum holdings in each of our markets.

Country	Spectrum Band	Amount/Coverage
Brazil	1.9 GHz/2.1 GHz	20 MHz in 11 of 13 regions (includes all major metropolitan areas)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide
In the future, we will consider opportunities to acquire additional next generation spectrum in our current markets. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum and the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and build the networks that will provide services that use that spectrum.
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
Preserving Support for iDEN.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect and International Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum and is optimal for operating efficiently on the 800 MHz SMR spectrum that we currently own. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola's support of the evolution of the iDEN technology. In the past, we relied heavily on the development of new features for our iDEN networks and handsets and introduced updates and enhanced capabilities on a regular basis. In recent years, we have slowed the introduction of new updates, thereby relying less on new features and technology to support our iDEN business.
Sprint Nextel, which has historically been one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology, has announced plans to decommission its iDEN network in the United States in mid-2013. In October 2012, SoftBank Corp. announced that it entered into a series of definitive agreements to acquire about 70% of Sprint Nextel. At this point, we do not believe this acquisition will have any impact on Sprint Nextel's plans to decommission its iDEN network. Sprint Nextel's decision to deactivate its iDEN network could affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handset models or Motorola Solutions' ability or willingness to provide support for enhancements to the features and functionality of our iDEN networks outside of their contractual obligations. In the last several years, we have led the majority of all iDEN product and handset development activity in support of our customers' needs and therefore have limited the impact of declining iDEN purchases by Sprint Nextel.
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
In 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In May 2012, Google, Inc. completed its acquisition of Motorola Mobility, which is our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN handsets as a result of Google's acquisition of Motorola Mobility. Examples of our existing arrangements with both Motorola entities include:

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
Handsets and Devices in Commercial Service
The table below provides an overview of our total handsets and other devices in commercial service in the countries indicated as of September 30, 2012 and December 31, 2011. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active customer accounts on the networks in each of the listed countries.

	Brazil	Mexico	Argentina	Peru	Chile	Total
	(in thousands)
Handsets and devices in commercial service — December 31, 2011	4,115	3,696	1,388	1,435	78	10,712
Net additions	23	165	304	80	75	647
Handsets and devices in commercial service — September 30, 2012	4,138	3,861	1,692	1,515	153	11,359

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
There have been no material changes to our critical accounting policies and estimates during the nine or three months ended September 30, 2012 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments into U.S. dollars using the average exchange rates for the nine and three months ended September 30, 2012 and 2011. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to

Peruvian sol exchange rate.

	Nine Months Ended September 30,
	2012	2011	Percent Change
Brazilian real	1.92	1.63	(18)%
Mexican peso	13.24	12.02	(10)%
Argentine peso	4.47	4.09	(9)%

	Three Months Ended September 30,
	2012	2011	Percent Change
Brazilian real	2.03	1.64	(24)%
Mexican peso	13.19	12.25	(8)%
Argentine peso	4.61	4.17	(11)%

Late in 2011 and continuing into 2012, foreign currency exchange rates in the countries where we operate depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of each of the quarters in 2011, as well as at the end of the first three quarters of 2012. If the values of these exchange rates remain at levels similar to the end of the third quarter of 2012 or depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2012			2011
	March	June	September	March	June	September	December
Brazilian real	1.82	2.02	2.03	1.63	1.56	1.85	1.88
Mexican peso	12.80	13.67	12.92	11.97	11.84	13.42	13.99
Argentine peso	4.38	4.53	4.70	4.05	4.11	4.21	4.30

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in total operating revenues and operating income before depreciation and amortization expense on a consolidated basis and the year-over-year percentage change in total operating revenues and segment earnings for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the nine and three months ended September 30, 2011 to amounts that would have resulted if the average foreign currency rates for the nine and three months ended September 30, 2011 were the same as the average foreign currency exchange rates that were in effect for the nine and three months ended September 30, 2012; and (ii) by comparing the constant currency financial measures for the nine and three months ended September 30, 2011 to the actual financial measures for the nine and three months ended September 30, 2012. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of operating income before depreciation and amortization expense and segment earnings for the nine and three months ended September 30, 2011, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	September 30, 2012	% of Consolidated Operating Revenues	September 30, 2011	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
			(Restated)
Nine Months Ended	(dollars in thousands)
Operating revenues
Service and other revenues	$4,383,935	95%	$4,884,114	95%	$(500,179)	(10)%
Handset and accessory revenues	236,934	5%	251,498	5%	(14,564)	(6)%
	4,620,869	100%	5,135,612	100%	(514,743)	(10)%	2%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,263,069	27%	1,359,498	26%	(96,429)	(7)%
Cost of handset and accessory sales	695,892	15%	643,356	13%	52,536	8%
	1,958,961	42%	2,002,854	39%	(43,893)	(2)%
Selling and marketing expenses	593,527	13%	617,465	12%	(23,938)	(4)%
General and administrative expenses	1,284,285	28%	1,217,851	24%	66,434	5%
Operating income before depreciation and amortization	784,096	17%	1,297,442	25%	(513,346)	(40)%	(25)%
Depreciation and amortization	527,999	11%	492,853	9%	35,146	7%
Operating income	256,097	6%	804,589	16%	(548,492)	(68)%
Interest expense, net	(274,389)	(6)%	(272,837)	(5)%	(1,552)	1%
Interest income	25,556	—	24,969	—	587	2%
Foreign currency transaction losses, net	(42,199)	(1)%	(39,826)	(1)%	(2,373)	6%
Other expense, net	(21,486)	—	(16,767)	—	(4,719)	28%
(Loss) income before income tax provision	(56,421)	(1)%	500,128	10%	(556,549)	(111)%
Income tax provision	(115,919)	(3)%	(278,097)	(6)%	162,178	(58)%
Net (loss) income	$(172,340)	(4)%	$222,031	4%	$(394,371)	(178)%
Three Months Ended
Operating revenues
Service and other revenues	$1,419,093	95%	$1,667,428	95%	$(248,335)	(15)%
Handset and accessory revenues	72,803	5%	86,785	5%	(13,982)	(16)%
	1,491,896	100%	1,754,213	100%	(262,317)	(15)%	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	398,735	27%	465,887	26%	(67,152)	(14)%
Cost of handset and accessory sales	232,905	15%	225,144	13%	7,761	3%
	631,640	42%	691,031	39%	(59,391)	(9)%
Selling and marketing expenses	202,760	14%	254,338	15%	(51,578)	(20)%
General and administrative expenses	439,591	29%	422,936	24%	16,655	4%
Operating income before depreciation and amortization	217,905	15%	385,908	22%	(168,003)	(44)%	(26)%
Depreciation and amortization	185,368	13%	168,893	10%	16,475	10%
Operating income	32,537	2%	217,015	12%	(184,478)	(85)%
Interest expense, net	(104,447)	(7)%	(94,890)	(5)%	(9,557)	10%
Interest income	13,324	1%	9,158	—	4,166	45%
Foreign currency transaction gains (losses), net	10,811	—	(63,926)	(4)%	74,737	(117)%
Other expense, net	(7,003)	—	(8,409)	—	1,406	(17)%
(Loss) income before income tax provision	(54,778)	(4)%	58,948	3%	(113,726)	(193)%
Income tax provision	(27,640)	(2)%	(59,251)	(3)%	31,611	(53)%
Net loss	$(82,418)	(6)%	$(303)	—	$(82,115)	NM
_______________________________________
NM-Not Meaningful

Our consolidated subscriber base continued to grow, leading to an 11% increase at the end of the third quarter of 2012 compared to the end of the same period in 2011. However, consolidated operating revenues on a reported basis for the nine and three months ended September 30, 2012 decreased 10% and 15% compared to the same periods in 2011, primarily due to the declines in local currency values relative to the U.S. dollar as described further below. On a constant currency basis, consolidated operating revenues increased 2% from the nine months ended September 30, 2011 compared to the same period in 2012 and decreased 2% from the third quarter of 2011 to the third quarter of 2012.
On a consolidated basis, our average revenue per subscriber on a constant currency basis declined for the nine and three months ended September 30, 2012 compared to the same periods in 2011. During the third and fourth quarters of 2011, Nextel Brazil responded to an increasingly competitive environment by offering lower priced plans and implementing more aggressive customer retention programs. The combination of these factors, along with increased levels of migrations by our existing customers to lower rate service plans, resulted in a reduction in average revenue per subscriber in Brazil and on a consolidated basis that continued into the first nine months of 2012. Beginning in the second quarter of 2012, Nextel Brazil reduced its customer retention initiatives and modified its credit policy to better align its subscriber base with our value proposition, which resulted in an increase in customer turnover in Brazil and on a consolidated basis in the third quarter of 2012 compared to the same period in 2011. Nextel Brazil is taking additional actions to more quickly realign its customer base, and these actions are expected to result in a significant increase in customer turnover and bad debt expense in Brazil and on a consolidated basis in the fourth quarter of 2012.
As we continue to build our WCDMA-based networks, we are incurring incremental expenses, particularly related to cost of service. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of customers, but we do not expect a significant increase in operating revenues until after the deployment phases are completed. As a result of the additional expenses related to building our WCDMA-based networks, weaker average foreign currency exchange rates, lower average revenue per subscriber and other factors described below, our consolidated cost of revenues and general and administrative expenses for the nine and three months ended September 30, 2012 increased as a percentage of consolidated operating revenues compared to the same periods in 2011, and our consolidated operating income margin declined from 16% and 12% in the nine and three months ended September 30, 2011 to 6% and 2% in the nine and three months ended September 30, 2012.
During the first nine months of 2012, we continued to make investments to build our WCDMA-based networks, resulting in consolidated capital expenditures of $980.4 million, which represents a 15% increase from the same period in 2011. Under our current business plan, we will invest more in capital expenditures for the remainder of 2012 as we continue to build our new network in Brazil and deploy and expand our WCDMA-based networks in Mexico, Chile and Peru. We also expect to continue to incur capital expenditures related to the improvement of the quality and capacity of our iDEN networks.
The average values of the local currencies in Brazil, Mexico and Argentina depreciated relative to the U.S. dollar during the nine and three months ended September 30, 2012 compared to the same periods in 2011. As a result, the components of our consolidated results of operations for the nine and three months ended September 30, 2012, after translation into U.S. dollars, reflect lower U.S. dollar revenues and expenses than would have occurred if these currencies had not depreciated relative to the U.S. dollar. Late in 2011 and continuing into 2012, uncertainty in worldwide economic conditions drove a significant decline in the value of currencies relative to the U.S. dollar in the markets where we operate. Volatility in the global market persists, and current foreign currency exchange rates in effect at the end of the nine and three months ended September 30, 2012 reflect a reduction in value from those experienced in the same periods in 2011. If the values of local currencies in the countries in which our operating companies conduct business remain at levels similar to the end of the third quarter of 2012 or depreciate further relative to the U.S. dollar, our future reported operating results may be adversely affected.

1.	Operating revenues

The $500.2 million, or 10%, and $248.3 million, or 15%, decreases in consolidated service and other revenues on a reported basis in the nine of three months ended September 30, 2012 compared to the same periods in 2011 resulted from weaker average foreign currency exchange rates.

On a constant currency basis, consolidated operating revenues increased by 2% from the nine months ended September 30, 2011 to the same period in 2012 as a result of additional revenues generated from an 11% increase in our consolidated subscriber base, partially offset by a decrease in average revenue per subscriber due to an increase in the number of subscribers on lower rate service plans, as well as adjustments to commercial offers and increased retention efforts in Brazil in response to a more competitive environment.

2.	Cost of revenues

Consolidated cost of service decreased $96.4 million, or 7%, and $67.2 million, or 14%, in the nine and three months ended September 30, 2012 compared to the same periods in 2011 as a result of the following factors:

•
$90.8 million, or 13%, and $44.1 million, or 19%, decreases in consolidated interconnect costs related to weaker average foreign currency exchange rates and reductions in mobile termination rates in Mexico and Brazil;

•
$39.0 million, or 18%, and $14.6 million, or 21%, decreases in consolidated service and repair costs resulting from weaker average foreign currency exchange rates, the utilization of more refurbished handsets and a lower number of overall repaired handsets; and

•	a $27.1 million refund of excess fees recognized by Nextel Mexico in the third quarter of 2012 due to the government's delay in granting spectrum license renewals.

Consolidated cost of handset and accessory sales increased in the nine months ended September 30, 2012 compared to the same period in 2011 resulting from higher handset subsidies and, to a lesser extent, an increase in handset sales to new subscribers. The increase in consolidated cost of handset and accessory sales in the third quarter of 2012 compared to the same period in 2011 was not material.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 39% in the nine and three months ended September 30, 2011 to 42% in the same periods in 2012 primarily as a result of the year-over-year decline in operating revenues described above.

3.	Selling and marketing expenses

Significant factors contributing to the $23.9 million, or 4%, and $51.6 million, or 20%, decreases in consolidated selling and marketing expenses in the nine and three months ended September 30, 2012 compared to the same periods in 2011 included $10.9 million, or 7%, and $18.1 million, or 26%, decreases in consolidated advertising costs, primarily in Brazil, resulting from fewer advertising campaigns launched in 2012 compared to 2011, the launch of our new brand design across all markets in the third quarter of 2011 and weaker average foreign currency exchange rates.

4.	General and administrative expenses

Significant factors contributing to the $66.4 million, or 5%, increase in consolidated general and administrative expenses in the nine months ended September 30, 2012 compared to the same period in 2011 included:

•
a $23.1 million, or 17%, increase in consolidated information technology expenses, principally related to the development and deployment of systems to support our WCDMA-based networks and other related technology initiatives;

•	$14.0 million in expenses related to the write-off of one of our web-based technology systems in the third quarter of 2012; and

•
an $11.1 million, or 9%, increase in consolidated bad debt expense, largely related to lower collection rates in Brazil resulting from an increase in the number of customers with weaker credit profiles and whose credit histories are less established; partially offset by

•	weaker average foreign currency exchange rates.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 24% in the nine and three months ended September 30, 2011 to 28% and 29% in the same periods in 2012 primarily as a result of the year-over-year decline in operating revenues described above.

5.	Foreign currency transaction gains (losses), net

Foreign currency transaction losses of $42.2 million for the nine months ended September 30, 2012 were principally the result of the impact of the depreciation in the values of the Brazilian real and the Mexican peso relative to the U.S. dollar on Nextel Brazil's and Nextel Mexico's U.S. dollar-denominated net liabilities.

Foreign currency transaction losses of $39.8 million and $63.9 million during the nine and three months ended September 30, 2011 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

6.	Income tax provision

The $162.2 million, or 58%, and $31.6 million, or 53%, decreases in the consolidated income tax provision in the nine and three months ended September 30, 2012 compared to the same periods in 2011 primarily related to $556.5 million and $113.7 million decreases in consolidated income before income tax provision. These decreases were partially offset by increases in the U.S., Chilean and foreign holding companies' valuation allowances.

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

b.	Nextel Brazil

	September 30, 2012	% of Nextel Brazil’s Operating Revenues	September 30, 2011	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
			(Restated)
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$2,116,143	95%	$2,518,748	95%	$(402,605)	(16)%
Handset and accessory revenues	113,867	5%	122,366	5%	(8,499)	(7)%
	2,230,010	100%	2,641,114	100%	(411,104)	(16)%	(1)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	699,137	32%	778,375	29%	(79,238)	(10)%
Cost of handset and accessory sales	163,950	7%	188,131	7%	(24,181)	(13)%
	863,087	39%	966,506	36%	(103,419)	(11)%
Selling and marketing expenses	197,320	9%	262,847	10%	(65,527)	(25)%
General and administrative expenses	587,682	26%	570,857	22%	16,825	3%
Segment earnings	$581,921	26%	$840,904	32%	$(258,983)	(31)%	(13)%
Three Months Ended
Operating revenues
Service and other revenues	$660,585	95%	$871,206	95%	$(210,621)	(24)%
Handset and accessory revenues	32,604	5%	41,739	5%	(9,135)	(22)%
	693,189	100%	912,945	100%	(219,756)	(24)%	(6)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	222,661	32%	270,990	30%	(48,329)	(18)%
Cost of handset and accessory sales	49,907	7%	62,693	7%	(12,786)	(20)%
	272,568	39%	333,683	37%	(61,115)	(18)%
Selling and marketing expenses	61,698	9%	116,466	12%	(54,768)	(47)%
General and administrative expenses	198,225	29%	210,990	23%	(12,765)	(6)%
Segment earnings	$160,698	23%	$251,806	28%	$(91,108)	(36)%	(12)%
Nextel Brazil contributed 48% of our consolidated operating revenues for the nine months ended September 30, 2012 compared to 51% in the same period in 2011, and represented 36% of our consolidated subscriber base as of September 30, 2012.
Late in 2011 and continuing into 2012, Nextel Brazil experienced an increase in promotional activity, including price reductions, by its competitors. In response to these actions, Nextel Brazil made adjustments to some of its commercial offers in an effort to compete more effectively. These adjustments, along with increased retention efforts and increased levels of migrations by our existing customers to lower rate service plans, resulted in a reduction in Nextel Brazil's average revenue per subscriber in the first nine months of 2012 compared to the same period in 2011. In addition, during the first three quarters of 2012, Nextel Brazil incurred increased expenses associated with the deployment phase of its WCDMA-based network. These factors resulted in a reduction in Nextel Brazil's segment earnings margin from 32% and 28% in the nine and three months ended September 30, 2011 to 26% and 23% in the same periods in 2012.
Beginning in the second quarter of 2012, Nextel Brazil reduced its customer retention initiatives, modified its commission structure and focused on better aligning its subscriber base with our value proposition, which resulted in an increase in customer turnover that continued into the third quarter of 2012. Nextel Brazil is taking additional actions to more quickly realign its customer base, and these actions are expected to result in a significant increase in customer turnover and bad debt expense in Brazil in the fourth quarter of 2012.
Nextel Brazil has introduced new rate plans designed to improve its average revenue per subscriber and made adjustments to its credit procedures, including the implementation of more stringent credit policies for new customers. As a result of these actions, Nextel Brazil's average revenue per subscriber began to stabilize in the third quarter of 2012. We expect Nextel Brazil's average revenue per subscriber to remain relatively stable throughout the remainder of 2012. In addition, we expect the incremental expenses relating to the deployment of the WCDMA-based network to continue, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using the new network.
During the third quarter of 2012, we continued to invest in the development of our planned WCDMA-based network and to improve the capacity and quality of our existing iDEN network in Brazil. As a result, Nextel Brazil's capital expenditures were $396.5 million and $171.5 million for the nine and three months ended September 30, 2012, which represented 40% and 44% of our consolidated capital expenditures, respectively. We will continue to make investments in capital expenditures in Brazil to build our planned WCDMA-based network. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
The average value of the Brazilian real during the nine and three months ended September 30, 2012 depreciated relative to the U.S. dollar by 18% and 24% compared to the average rate that prevailed during the same periods in 2011. As a result, the components of Nextel Brazil's results of operations for the nine and three months ended September 30, 2012, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of the third quarter of 2012 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $259.0 million, or 31%, and $91.1 million, or 36%, in the nine and three months ended September 30, 2012 compared to the same periods in 2011 and 13% and 12% on a constant currency basis over the same periods as a result of the following:

1.	Operating revenues

The $402.6 million, or 16%, and $210.6 million, or 24%, decreases in service and other revenues in the nine and three months ended September 30, 2012 compared to the same periods in 2011 are principally the result of weaker foreign currency exchange rates and lower average revenues per subscriber resulting from adjustments to commercial offers, migrations to lower rate service plans and increased retention expenses in response to the competitive environment in Brazil. These decreases were partially offset by additional revenues generated by Nextel Brazil's larger subscriber base.

2.	Cost of revenues

The $79.2 million, or 10%, and $48.3 million, or 18%, decreases in cost of service in the nine and three months ended September 30, 2012 compared to the same periods in 2011 are primarily due to decreases in service and repair costs caused by the utilization of more refurbished handsets in 2012 compared to 2011, decreases in interconnect costs related to lower mobile termination rates in 2012 compared to 2011 and weaker foreign currency exchange rates.

3.	Selling and marketing expenses

The $65.5 million, or 25%, and $54.8 million, or 47%, decreases in selling and marketing expenses in the nine and three months ended September 30, 2012 compared to the same periods in 2011 are largely due to the launch of Nextel Brazil's new brand design in the third quarter of 2011, decreases in commissions and payroll expenses as a result of lower gross subscriber additions, lower advertising costs and weaker foreign currency exchange rates.

4. General and administrative expenses

Nextel Brazil's general and administrative expenses as a percentage of its operating revenues increased from 22% and 23% in the nine and three months ended September 30, 2011 to 26% and 29% in the nine and three months ended September 30, 2012 primarily as a result of the year-over-year decline in operating revenues described above.

c.	Nextel Mexico

	September 30, 2012	% of Nextel Mexico's Operating Revenues	September 30, 2011	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,528,044	96%	$1,667,114	96%	$(139,070)	(8)%
Handset and accessory revenues	60,741	4%	65,402	4%	(4,661)	(7)%
	1,588,785	100%	1,732,516	100%	(143,731)	(8)%	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	290,130	18%	338,431	20%	(48,301)	(14)%
Cost of handset and accessory sales	389,495	25%	331,532	19%	57,963	17%
	679,625	43%	669,963	39%	9,662	1%
Selling and marketing expenses	221,251	14%	217,073	12%	4,178	2%
General and administrative expenses	243,211	15%	255,014	15%	(11,803)	(5)%
Segment earnings	$444,698	28%	$590,466	34%	$(145,768)	(25)%	(15)%
Three Months Ended
Operating revenues
Service and other revenues	$503,890	96%	$553,922	96%	$(50,032)	(9)%
Handset and accessory revenues	19,330	4%	23,280	4%	(3,950)	(17)%
	523,220	100%	577,202	100%	(53,982)	(9)%	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	83,347	16%	110,494	19%	(27,147)	(25)%
Cost of handset and accessory sales	128,540	25%	120,737	21%	7,803	6%
	211,887	41%	231,231	40%	(19,344)	(8)%
Selling and marketing expenses	79,160	15%	74,261	13%	4,899	7%
General and administrative expenses	84,546	16%	84,854	15%	(308)	—
Segment earnings	$147,627	28%	$186,856	32%	$(39,229)	(21)%	(13)%
Nextel Mexico comprised 34% of our consolidated operating revenues for the first nine months of 2012 and represented 34% of our consolidated subscriber base as of September 30, 2012.
In September 2012, we began offering a variety of services on our WCDMA-based network in Mexico City and related cities across the country. Development and deployment of this new network and investments that we are making in improvements to the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $337.4 million and $137.8 million for the nine and three months ended September 30, 2012, which represented 34% and 35% of our consolidated capital expenditures, respectively. Continued deployment of the new network and other planned network expansions, including investments in other cities in Mexico where we currently only offer iDEN services, will require us to make additional investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We also expect to continue to incur operating expenses in connection with the deployment of our new WCDMA-based network, including cost of service, general and administrative and selling and marketing expenses, but we do not expect a significant increase in operating revenues until the deployment phase is completed. As a result of these additional expenses, weaker average foreign currency exchange rates, higher cost of handset and accessory sales and other factors described below, Nextel Mexico's segment earnings margin declined from 34% and 32% in the nine and three months ended September 30, 2011 to 28% during each of the same periods in 2012.
The average value of the Mexican peso depreciated relative to the U.S. dollar by about 10% and 8% during the nine and three months ended September 30, 2012 compared to the average rates that prevailed during the same periods in 2011. As a result, the components of Nextel Mexico's results of operations for the nine and three months ended September 30, 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average values of the peso relative to the U.S. dollar. If the value of the Mexican peso remains at levels similar to the end of the third quarter of 2012 or depreciates further relative to the U.S. dollar, Nextel Mexico's results of operations may be adversely affected.
On a constant currency basis, Nextel Mexico's segment earnings decreased 16% and 13% in the nine and three months ended September 30, 2012 compared to the same periods in 2011. Including the impact of the depreciation in the average values of the peso relative to the U.S. dollar, Nextel Mexico’s segment earnings decreased $145.8 million, or 25%, and $39.2 million, or 21%, over the same periods as a result of the following:

1.	Operating revenues

The $139.1 million, or 8%, and $50.0 million, or 9%, decreases in service and other revenues in the nine and three months ended September 30, 2012 compared to the same periods in 2011 are primarily due to the depreciation of the Mexican peso and slightly lower average revenue per subscriber resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico. The decreases attributable to the decline in average revenue per subscriber were partially offset by additional revenues generated from Nextel Mexico's larger subscriber base. On a constant currency basis, Nextel Mexico's total operating revenues increased 1% from the nine months ended September 30, 2011 to the same period in 2012, primarily due to 7% growth in its subscriber base offset by a decline in average revenue per subscriber.

2.	Cost of revenues

The $48.3 million, or 14%, and $27.1 million, or 25%, decreases in cost of service in the nine and three months ended September 30, 2012 compared to the same periods in 2011 are primarily the result of a $27.1 million refund of excess fees recognized in the third quarter of 2012 due to the government's delay in granting spectrum license renewals. These decreases were partially offset by increases in cost of service related to a higher level of interconnect minutes of use.

The $58.0 million, or 17%, and $7.8 million, or 6%, increases in cost of handset and accessory sales in the nine and three months ended September 30, 2012 compared to the same periods in 2011 are primarily the result of increases in handset subsidies associated with promotions that use high-tier handset models to attract and retain customers, as well as increases in handset sales and upgrades to new and existing subscribers.

d.	Nextel Argentina

	September 30, 2012	% of Nextel Argentina's Operating Revenues	September 30, 2011	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$476,550	93%	$439,640	92%	$36,910	8%
Handset and accessory revenues	35,603	7%	39,056	8%	(3,453)	(9)%
	512,153	100%	478,696	100%	33,457	7%	17%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	144,475	28%	138,696	29%	5,779	4%
Cost of handset and accessory sales	59,317	12%	65,044	14%	(5,727)	(9)%
	203,792	40%	203,740	43%	52	—
Selling and marketing expenses	50,982	10%	45,868	9%	5,114	11%
General and administrative expenses	125,410	24%	101,914	21%	23,496	23%
Segment earnings	$131,969	26%	$127,174	27%	$4,795	4%	23%
Three Months Ended
Operating revenues
Service and other revenues	$166,697	93%	$153,364	92%	$13,333	9%
Handset and accessory revenues	11,808	7%	13,768	8%	(1,960)	(14)%
	178,505	100%	167,132	100%	11,373	7%	18%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	46,497	26%	47,108	28%	(611)	(1)%
Cost of handset and accessory sales	18,951	11%	23,950	15%	(4,999)	(21)%
	65,448	37%	71,058	43%	(5,610)	(8)
Selling and marketing expenses	16,374	9%	19,462	12%	(3,088)	(16)%
General and administrative expenses	46,638	26%	35,712	21%	10,926	31%
Segment earnings	$50,045	28%	$40,900	24%	$9,145	22%	50%
Nextel Argentina comprised 11% of our consolidated operating revenues for the first nine months of 2012 and as of September 30, 2012, represented 15% of our consolidated subscriber base. Nextel Argentina generated a segment earnings margin of 26% in the first nine months of 2012, which is slightly lower than the segment earnings margin of 27% in the first nine months of 2011. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the nine and three months ended September 30, 2012 depreciated relative to the U.S. dollar by 9% and 11% compared to the same periods in 2011. As a result, the components of Nextel Argentina's results of operations for the nine and three months ended September 30, 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.
Nextel Argentina's segment earnings increased $4.8 million, or 4%, and $9.1 million, or 22%, in the nine and three months ended September 30, 2012 compared to the same periods in 2011 primarily as a result of the following:

•
increases in service and other revenues of $36.9 million, or 8%, and $13.3 million, or 9%, in the nine and three months ended September 30, 2012, primarily resulting from additional revenues generated from an increase in Nextel Argentina's subscriber base; partially offset by

•
increases in general and administrative expenses of $23.5 million, or 23%, and $10.9 million, or 31%, in the nine and three months ended September 30, 2012, primarily resulting from higher inflation rates, which are causing increased costs, as well as increases in both customer care and billing operations expenses and bad debt expense largely related to Nextel Argentina's larger subscriber base.

On a constant currency basis, Nextel Argentina's segment earnings increased 24% and 50% from the nine and three months ended September 30, 2011 to the same periods in 2012.

e.	Nextel Peru

	September 30, 2012	% of Nextel Peru's Operating Revenues	September 30, 2011	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$237,050	91%	$239,487	91%	$(2,437)	(1)%
Handset and accessory revenues	22,668	9%	24,584	9%	(1,916)	(8)%
	259,718	100%	264,071	100%	(4,353)	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	86,231	33%	80,166	30%	6,065	8%
Cost of handset and accessory sales	61,802	24%	55,404	21%	6,398	12%
	148,033	57%	135,570	51%	12,463	9%
Selling and marketing expenses	49,896	19%	46,805	18%	3,091	7%
General and administrative expenses	64,505	25%	55,297	21%	9,208	17%
Segment (losses) earnings	$(2,716)	(1)%	$26,399	10%	$(29,115)	(110)%
Three Months Ended
Operating revenues
Service and other revenues	$77,612	92%	$82,282	91%	$(4,670)	(6)%
Handset and accessory revenues	6,917	8%	7,962	9%	(1,045)	(13)%
	84,529	100%	90,244	100%	(5,715)	(6)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	28,675	34%	27,808	31%	867	3%
Cost of handset and accessory sales	23,626	28%	16,892	19%	6,734	40%
	52,301	62%	44,700	50%	7,601	17%
Selling and marketing expenses	17,431	21%	15,432	17%	1,999	13%
General and administrative expenses	21,530	25%	18,766	20%	2,764	15%
Segment (losses) earnings	$(6,733)	(8)%	$11,346	13%	$(18,079)	(159)%
During the first nine months of 2012, Nextel Peru comprised 6% of our consolidated operating revenues and as of September 30, 2012, represented 13% of our consolidated subscriber base.
During the second quarter of 2012, we proceeded with a broader launch of our WCDMA-based services in Peru, including the launch of push-to-talk Android-based smartphones. This launch contributed to a 10% increase in Nextel Peru's subscriber base from the end of the third quarter of 2011 to the same period in 2012. A substantial portion of this subscriber growth related to promotional data card plans that were offered to facilitate subscriber growth on Nextel Peru's WCDMA-based network consistent with our regulatory commitments.

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
Nextel Peru generated a 1% segment loss margin in the first nine months of 2012 compared to the 10% earnings margin reported in the first nine months of 2011. Segment earnings decreased $29.1 million, or 110%, and $18.1 million, or 159%, for the nine and three months ended September 30, 2012 compared to the same periods in 2011, primarily due to the costs associated with the launch of Nextel Peru's WCDMA-based services, and increases in information technology costs necessary to support these new services.

f.	Corporate and other

	September 30, 2012	% of Corporate and other Operating Revenues	September 30, 2011	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
			(Restated)
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$29,734	82%	$22,552	100%	$7,182	32%
Handset and accessory revenues	6,481	18%	90	—	6,391	NM
	36,215	100%	22,642	100%	13,573	60%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	44,378	123%	24,953	110%	19,425	78%
Cost of handset and accessory sales	23,695	65%	3,245	15%	20,450	NM
	68,073	188%	28,198	125%	39,875	141%
Selling and marketing expenses	74,086	205%	44,872	198%	29,214	65%
General and administrative expenses	272,451	NM	244,479	NM	27,972	11%
Segment losses	$(378,395)	NM	$(294,907)	NM	$(83,488)	28%
Three Months Ended
Operating revenues
Service and other revenues	$11,805	76%	$7,734	100%	$4,071	53%
Handset and accessory revenues	3,627	24%	36	—	3,591	NM
	15,432	100%	7,770	100%	7,662	99%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	18,283	119%	9,799	126%	8,484	87%
Cost of handset and accessory sales	13,305	86%	872	11%	12,433	NM
	31,588	205%	10,671	137%	20,917	196%
Selling and marketing expenses	28,105	182%	28,717	NM	(612)	(2)%
General and administrative expenses	91,710	NM	76,355	NM	15,355	20%
Segment losses	$(135,971)	NM	$(107,973)	NM	$(27,998)	26%
_______________________________________
NM-Not Meaningful
The "Corporate and other" segment includes our Chilean operations and our corporate operations in the U.S. Corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. Earlier this year, we began offering services on a WCDMA-based network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential customers, and in July 2012, we began offering voice services on this network, which include Direct Connect services. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $82.8 million for the nine months ended September 30, 2012, which represented 8% of our consolidated capital expenditures. We may make additional investments in capital expenditures as we expand our subscriber base in Chile.
Segment losses increased in the nine and three months ended September 30, 2012 compared to the same periods in 2011 primarily due to:

•
$39.9 million, or 141%, and $20.9 million, or 196%, increases in cost of revenues primarily as a result of higher handset and accessory costs in connection with the launch of Nextel Chile's WCDMA-based services, and higher direct switch and transmitter and receiver site costs resulting from a 77% increase in transmitter and receiver sites in service in Chile from September 30, 2011 to September 30, 2012;

•
$28.0 million, or 11%, and $15.4 million, or 20%, increases in general and administrative expenses largely due to the write-off of one of our web-based technology systems in the third quarter of 2012, as well as increases in information technology costs at the corporate level related to the planned launch of the new WCDMA-based networks and supporting systems in our markets; and

•	a $29.2 million, or 65%, increase in selling and marketing expenses from the nine months ended September 30, 2011 to the same period in 2012 primarily resulting from higher commissions and payroll expenses due to an increase in gross subscriber additions by Nextel Chile's sales personnel and higher advertising costs in Chile in connection with service offerings on its WCDMA-based network. Selling and marketing expenses remained relatively stable from the third quarter of 2011 to the third quarter of 2012.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of September 30, 2012, we had working capital, which is defined as total current assets less total current liabilities, of $1,849.2 million, a $368.1 million decrease compared to working capital of $2,217.3 million as of December 31, 2011. As of September 30, 2012, our working capital includes $1,568.0 million in cash and cash equivalents, of which $204.4 million was held in currencies other than U.S. dollars, with 49% of that amount held in Mexican pesos and 44% of that amount held in Argentine pesos. As of September 30, 2012, our working capital also includes $117.1 million in short-term investments. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

Our current sources of funding include our cash, cash equivalent and investment balances, our equipment financing facilities in Brazil, Mexico and Chile, and other anticipated future cash flows from our operations. In addition, in October 2012, we entered into a local currency financing in Brazil for the equivalent of approximately $196.9 million. We plan to continue to evaluate funding opportunities and, if appropriate, access the credit and capital markets in order to support our business plans, reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position.
Cash Flows

	Nine Months Ended September 30,		Change
	2012	2011
		(Restated)
	(in thousands)
Cash and cash equivalents, beginning of period	$2,322,919	$1,767,501	$555,418
Net cash provided by operating activities	302,991	849,540	(546,549)
Net cash used in investing activities	(666,855)	(630,801)	(36,054)
Net cash (used in) provided by financing activities	(396,074)	274,497	(670,571)
Effect of exchange rate changes on cash and cash equivalents	5,038	(30,735)	35,773
Cash and cash equivalents, end of period	$1,568,019	$2,230,002	$(661,983)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $303.0 million of cash during the first nine months of 2012, a $546.5 million, or 64%, decrease from the same period in 2011, primarily due to a significant decrease in operating income in the first nine months of 2012 compared to the first nine months of 2011.

We used $666.9 million of cash in our investing activities during the first nine months of 2012, a $36.1 million, or 6% increase from the same period in 2011, driven by $828.2 million in cash capital expenditures, partially offset by $224.7 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $630.8 million of cash in our investing activities during the first nine months of 2011 primarily due to:

•	$732.6 million in cash capital expenditures; and

•	$99.9 million in payments for the purchase of licenses, the majority of which was related to the spectrum licenses Nextel Brazil was granted in June 2011; partially offset by

•
$115.0 million in net proceeds we received from maturities of our short-term investments in both Brazil and at the corporate level, resulting from a reduction in our overall level of investments during the first nine months of 2011; and

•	the return of $77.2 million in cash that secured performance bonds related to our spectrum acquisitions in Chile.

We used $396.1 million of cash in our financing activities during the first nine months of 2012, primarily due to the principal repayment of $175.7 million under our syndicated loan facilities in Brazil and Peru and the repayment of $212.8 million face amount of our 3.125% convertible notes in the United States. Our financing activities provided us with $274.5 million of cash during the first nine months of 2011, primarily due to $750.0 million in gross proceeds that we received from the issuance of our 7.625% senior notes in the United States, partially offset by the purchase of $211.7 million face amount of our 3.125% convertible notes, the principal repayment of $235.7 million under our syndicated loan facilities in Brazil, Mexico and Peru and debt financing costs related to our 7.625% senior notes.

Future Capital Needs and Resources
Our business strategy contemplates the deployment of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we have begun offering services on our new WCDMA-based networks in Mexico, Peru and Chile and are in the process of deploying a new WCDMA-based network in Brazil, with plans to begin offering data services supported by this new network in select cities in Brazil later this year and to offer voice and data services more broadly in 2013. We expect our capital expenditures will increase during the remainder of 2012 as we continue to invest in the deployment and ongoing expansion of these new networks. We have also expanded the capacity of our iDEN networks, particularly in Brazil, and expect to continue to make investments to improve the quality and capacity of those networks.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Brazil, Mexico and Chile, cash flows generated by our operating companies and external financial sources.
Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	changes in foreign currency exchange rates.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing iDEN networks;

•	operating expenses and capital expenditures relating to the deployment of our WCDMA-based networks;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees and the repayment of financing incurred in connection with spectrum purchases;

•	debt service requirements and obligations relating to our tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
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
During the nine and three months ended September 30, 2012, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2011.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $980.4 million for the first nine months of 2012 and $852.7 million for the first nine months of 2011. In both periods, a substantial portion of our capital expenditures related to the deployment of our WCDMA-based networks in Brazil, Mexico, Peru and Chile and to the improvement of the quality and capacity of our iDEN networks.
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
Future Outlook.  Our current sources of funding include $1,568.0 million in cash and cash equivalents, $117.1 million in short-term investments and $622.8 million in additional availability under our existing equipment financing facilities. In addition, in October 2012, we entered into a local currency financing in Brazil for the equivalent of approximately $196.9 million. We plan to use our available funding, together with cash provided by our operations, to finance our capital spending plan. Recently, our results of operations, including our operating cash flows, have been negatively affected by the depreciation of local currencies and continued competitive pressures. If we are unable to significantly improve our operating cash flows, we will need to seek additional sources of financing to complete the deployment of our new WCDMA-based networks and the related changes to our business strategy as contemplated by our current business plans. The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness.
To meet our future funding needs, reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position, we have pursued, and will continue to evaluate and pursue, various financing alternatives, including locally-based equipment and bank financing opportunities, U.S. capital market transactions, and other potential funding sources, which include a potential sale of certain towers and other transmitter sites. We expect to continue to obtain additional funding using one or more of these alternatives. Some of the agreements relating to our existing financing arrangements include terms that impose restrictions relating to, among other things, our ability to incur additional debt financing, and require us to maintain specified financial ratios that could affect the financing alternatives available to us at any given time. While these restrictions do not impair our ability to incur additional indebtedness at this time, they may limit our ability to incur additional indebtedness in the future depending upon our operating results. If that were to occur, we would need to consider changes to our business plan or other strategic alternatives in order to raise additional funding or reduce our funding needs, including by limiting our capital expenditures. In those circumstances, we would also consider seeking modifications to our financing agreements that would allow us to incur additional indebtedness. Any indebtedness that we may incur in the coming years may be significant.
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

Effect of New Accounting Standards
There were no new accounting standards issued during the nine or three months ended September 30, 2012 that materially impacted our condensed consolidated financial statements.

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

During the nine and three months ended September 30, 2012, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Restatement of Previously Issued Financial Statements
 In connection with the preparation of our condensed consolidated financial statements for the three months ended June 30, 2012, we determined that certain previously issued financial statements contained errors. These errors resulted in adjustments and revisions to prior period financial statements that were reflected in the condensed consolidated financial statements for the six and three months ended June 30, 2012. Subsequently, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that the audited financial statements included in our Form 10-K for the year ended December 31, 2011 and the unaudited financial statements included in our Form 10-Q for the three months ended March 31, 2012 should no longer be relied upon by investors. As a result, we will restate our audited financial statements for the fiscal years ended December 31, 2011, 2010 and 2009. For the same reasons, we will also restate our unaudited interim financial statements for the three months ended March 31, 2012 and 2011. We also plan to amend our quarterly report on Form 10-Q for the six and three months ended June 30, 2012 to reflect the restatement of the prior period financial statements referenced above and the correction of immaterial errors identified in the third quarter. As a result of these restatements, we are in the process of re-evaluating our internal controls over financial reporting as of December 31, 2011 and our disclosure controls and procedures as of December 31, 2011 and March 31, 2012, and expect to determine that the material weakness identified in the June 30, 2012 Form 10-Q also existed as of those dates.

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
As of September 30, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal controls in Brazil over financial reporting related to the process by which we identify, document and manage system updates and review certain non-income based taxes as described below.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control over Financial Reporting.
Based on the evaluation conducted during the second quarter of 2012, we concluded that as of June 30, 2012, we did not have adequate design or operation of controls that provided reasonable assurance that the accounting for non-income based taxes and related disclosures were prepared in accordance with generally accepted accounting principles as a result of control deficiencies in our Brazil operating segment. Specifically, the process by which we identify, document and manage the implementation of changes to our information systems to accommodate new business requirements was not effective. As a result, our information systems processed certain transactions incorrectly. In addition, the inadequate design of the monthly trend analysis of taxes that were non-income based and the lack of involvement of the tax function in this review resulted in the failure to identify the ineffectiveness of the process by which we manage information system updates. Accordingly, our management determined that these control deficiencies constituted a material weakness in internal control over financial reporting. These control deficiencies also contributed to our determination that it is necessary to restate the audited financial statements for the fiscal years ended December 31, 2011, 2010 and 2009 and the unaudited interim financial statements for the three months ended March 31, 2012 and 2011. Due to the decision to restate prior period financial statements, we are in the process of re-evaluating our design and operation of controls as of December 31, 2011 and expect to conclude that the control deficiencies constituting a material weakness in our internal control over financial reporting as of June 30, 2012 also existed as of December 31, 2011.
Remediation Plan.
Management has begun to implement a number of remediation steps to address the material weakness in internal controls described above. Specifically, the following steps, which relate solely to Brazil, are in the process of being implemented:

•	coordinate documentation, implementation and testing of non-income tax system requirements;

•
implement a finance change management process to ensure that changes to business requirements are documented, assessed, tracked, tested and monitored and that the impact of those changes on non-income based taxes are evaluated;

•	redesign the trend analysis to include additional account detail and develop an overall reasonableness test to evaluate known relationships for non-income based taxes; and

•	define the roles and responsibilities between our accounting and tax functions for the execution of the monthly variance analysis with respect to non-income based taxes.
As part of our 2012 assessment of internal control over financial reporting, management and our internal audit department will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain whether they operate effectively. Although management has taken steps consistent with its plan for remediation of the material weakness noted above, the material weakness has not been remedied as of the end of the period covered by this quarterly report on Form 10-Q.

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

(b) Pursuant to a general authorization, which was not publicly announced, we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. We did not repurchase any shares of our common stock during the three months ended September 30, 2012.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DONALD NEFF

Vice President, Finance Operations and Controller
(on behalf of the registrant and as principal accounting officer)
Date: November 7, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.