Form 10-K/A
period 2011-12-31
NII HOLDINGS INC
filed 2012-11-19
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends and restates the annual report on Form 10-K of NII Holdings, Inc., or the Company, for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission, or the SEC, on February 23, 2012. We refer to the Annual Report on Form 10-K that was filed on February 23, 2012 as the original filing. This Form 10-K/A is being filed to restate the Company's consolidated financial statements in Item 8 and related disclosures (including certain amounts and disclosures in Selected Financial Data in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures about Market Risk in Item 7A) for the years ended December 31, 2011, 2010 and 2009, as well as Management's Report on Internal Control Over Financial Reporting and Disclosure Controls and Procedures included in Item 9A.
As more fully described in Note 14 to the consolidated financial statements, in connection with the initial preparation of our quarterly report on Form 10-Q for the period ended June 30, 2012, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was immaterial. However, as the impact of correcting the cumulative effect of these errors would have been material to our projected results of operations for the year ended December 31, 2012, we concluded that prior period financial statements should be revised in future filings. Based on that determination, we presented revised financial information that reflected the impact of the correction of these errors on our prior period financial statements in the notes to the financial statements that were included in our original quarterly report on Form 10-Q for the period ended June 30, 2012.
In October 2012, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 and our unaudited interim financial statements for the periods ended March 31, 2012 and 2011 to reflect the correction of the previously identified errors and the correction of immaterial errors identified in the third quarter of 2012. We are also amending our interim financial statements for the periods ended June 30, 2012 and 2011 to reference the restatement and to correct the immaterial errors identified in the third quarter of 2012. In addition, we restated our unaudited interim financial statements for the period ended September 30, 2011 in our quarterly report on Form 10-Q for the period ended September 30, 2012. The financial statements contained herein reflect the restatement of the prior period financial statements for the years ended December 31, 2011, 2010 and 2009. We have also restated Schedule II - Valuation and Qualifying Accounts included at the end of this annual report on Form 10-K/A to correct these errors. See Note 14 to our consolidated financial statements in Item 8 for further information. In addition, in connection with the restatement of the financial statements contained herein, we also adopted the Financial Accounting Standards Board's, or the FASB's, authoritative guidance on the presentation of comprehensive income. See Note 1 to our consolidated financial statements in Item 8 for further information.
In connection with the restatement of our financial statements described herein, management re-evaluated the Company's internal controls over financial reporting and disclosure controls and procedures and determined that a material weakness existed as of December 31, 2011. For a discussion of management's consideration of the Company's internal control over financial reporting and the material weakness identified, see Item 9A.
Although this Form 10-K/A supersedes the original filing in its entirety, this Form 10-K/A only amends and restates Items 6, 7, 7A, 8 and 9A as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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
Access to Public Filings and Board Committee Charters
We maintain an internet website at www.nii.com. Information contained on our website is not part of this annual report on Form 10-K/A. Stockholders of the Company and the public may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, through the “investor relations” section of our website. This information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time.
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
As of December 31, 2011, the total outstanding principal amount of our debt was $4,849.9 million. We may, over time and as market conditions permit, incur significant additional indebtedness for various purposes, which may include, without limitation, expansion of our existing network, the acquisition of telecommunications spectrum licenses or other assets, the deployment of new network technologies and the refinancing, repayment or repurchase of outstanding indebtedness. The terms of the indentures governing our existing senior notes and the agreements governing our other indebtedness permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.
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

11. The failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timing of our financial reporting.

In the third quarter of 2010, we identified a material weakness in our internal controls over financial reporting related to manual procedures in our Brazil operating segment. This material weakness was previously disclosed in our quarterly report on Form 10-Q for the three months ended September 30, 2010 and is described in this Form 10-K/A under “Item 9A. Controls and Procedures.” With the implementation of controls and the other actions described in “Item 9A. Controls and Procedures,” we remedied our 2010 material weakness related to manual procedures as of December 31, 2011. We continue to rely heavily on manual controls in the financial reporting process in Brazil, which are inherently riskier than automated controls.

In addition, in connection with the initial preparation of our quarterly report on Form 10-Q for the period ended June 30, 2012, we determined that certain previously issued financial statements contained errors. After discussions with the SEC staff regarding our assessment of the materiality of these identified errors, management and the Audit Committee concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 and our unaudited interim financial statements for the periods ended March 31, 2012 and 2011. As a result of these restatements, we re-evaluated our internal controls over financial reporting as of December 31, 2011 and our disclosure controls and procedures as of December 31, 2011 and March 31, 2012, and determined that the material weakness identified in the second quarter of 2012 also existed as of those dates. As described in this Form 10-K/A under “Item 9A. Controls and Procedures,” the material weakness in our internal controls over financial reporting that was identified during the second quarter of 2012 related to control deficiencies for the accounting of non-income based taxes in our Brazil operating segment. We are in the process of implementing remediation efforts described in this Form 10-K/A under "Item 9A. Controls and Procedures" to address this material weakness. These remediation efforts are not complete at this time, and this material weakness will not be remedied until they are complete.

Our inability to maintain the operating effectiveness of the manual controls described above, combined with issues or delays in implementing the system improvements described above and in "Item 9A. Controls and Procedures" of this Form 10-K/A, including the remediation efforts relating to the material weakness identified in 2012, could result in inaccurate financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations.

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
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 7 to our consolidated financial statements at the end of this annual report on Form 10-K/A for more information.

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
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. See Note 14 to our consolidated financial statements in Item 8 for further information regarding the restated financial information presented below.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$6,734,946	$5,605,807	$4,395,028	$4,269,723	$3,296,638
Foreign currency transaction (losses) gains, net	$(36,975)	$52,374	$104,866	$(120,572)	$19,008
Net income	$225,196	$338,458	$370,002	$337,455	$353,377
Net income per common share, basic	$1.31	$2.01	$2.22	$2.02	$2.12
Net income per common share, diluted	$1.30	$1.97	$2.20	$2.00	$2.02

	December 31,
	2011	2010	2009	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$9,822,136	$8,195,100	$7,554,464	$5,084,485	$5,434,630
Long-term debt, including current portion	$4,818,217	$3,263,911	$3,580,046	$2,132,052	$2,060,177
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

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K/A, including in Part I, Item 1A. “Risk Factors,” and in our other reports filed with the SEC.

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
We have restated our previously issued consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 as set forth in this Annual Report on Form 10-K/A. For additional information regarding this restatement, see Note 14 to our consolidated financial statements.
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
As of December 31, 2011 and 2010, Nextel Brazil had accrued liabilities of $60.0 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $27.4 million and $29.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $238.4 million and $242.4 million as of December 31, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate a total of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2010, we included an $85.6 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $2.4 million in 2011 due to adjustments to the prior year amounts. As of December 31, 2011, this deferred tax liability was $88.0 million. Except for the earnings associated with this $88.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
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
See “Revenue Recognition” above and Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K/A for a description of our revenue recognition methodology.
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

	2010	2011
	December	March	June	September	December
Brazilian real	1.67	1.63	1.56	1.85	1.88
Mexican peso	12.36	11.97	11.84	13.42	13.99
Argentine peso	3.98	4.05	4.11	4.21	4.30

1.	Year Ended December 31, 2011 vs. Year Ended December 31, 2010

a.	Consolidated

	Year Ended December 31, 2011	% of Consolidated Operating Revenues	Year Ended December 31, 2010	% of Consolidated Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$6,403,519	95%	$5,348,400	95%	$1,055,119	20%
Handset and accessory revenues	331,427	5%	257,407	5%	74,020	29%
	6,734,946	100%	5,605,807	100%	1,129,139	20%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,789,402	26%	1,504,603	27%	284,799	19%
Cost of handset and accessory sales	855,929	13%	719,219	13%	136,710	19%
	2,645,331	39%	2,223,822	40%	421,509	19%
Selling and marketing expenses	859,303	13%	680,434	12%	178,869	26%
General and administrative expenses	1,645,673	24%	1,266,272	22%	379,401	30%
Depreciation and amortization	653,087	10%	554,886	10%	98,201	18%
Operating income	931,552	14%	880,393	16%	51,159	6%
Interest expense, net	(322,111)	(5)%	(344,999)	(6)%	22,888	(7)%
Interest income	34,224	1%	28,841	—%	5,383	19%
Foreign currency transaction (losses) gains, net	(36,975)	(1)%	52,374	1%	(89,349)	(171)%
Other expense, net	(37,305)	(1)%	(18,686)	—%	(18,619)	100%
Income before income tax provision	569,385	8%	597,923	11%	(28,538)	(5)%
Income tax provision	(344,189)	(5)%	(259,465)	(5)%	(84,724)	33%
Net income	$225,196	3%	$338,458	6%	$(113,262)	(33)%
During 2011, we expanded our subscriber base across all of our markets, resulting in a 19% increase in our subscriber base at the end of 2011 compared to the end of 2010, and a 20% increase in operating revenues. We continued to invest in coverage expansion and network improvements during 2011 to support this customer growth, and made investments in connection with the deployment of our planned WCDMA-based networks, resulting in consolidated capital expenditures of $1,450.2 million, which represents a 66% increase from 2010. A substantial portion of the consolidated investment related to the development and deployment of our new WCDMA-based networks. Under our current business plan, we expect to incur additional capital expenditures in 2012 and 2013 as we pursue our strategy of building our new networks in Brazil, Mexico and Chile and that our capital expenditures in 2012 will be higher than in 2011. We also expect to continue to incur capital expenditures related to the expansion of the coverage and improvement of the quality and capacity of our iDEN networks. We may incur additional capital expenditures if we are able to acquire spectrum and deploy a WCDMA-based network in Argentina. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We believe that our planned deployment of these new WCDMA-based networks will enable us to offer new and differentiated services to a larger base of customers. We expect to incur significant expenses associated with the deployment phase of these networks, particularly general and administrative and selling and marketing expenses, but we do not expect a corresponding increase in operating revenues until after the deployment phase is completed and we begin to offer services using the new networks. As a result, our operating income margin declined 2% from 2010 to 2011, and we anticipate our operating margins will decrease further during the network deployment phase, particularly during the initial stages of deployment.
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

The $1,055.1 million, or 20%, increase in consolidated service and other revenues in 2011 compared to 2010 is principally the result of a 20% increase in the average number of total handsets in service, resulting from a continued demand for our services, as well as balanced growth and expansion strategies in the markets in which we operate. Consolidated average revenue per subscriber remained relatively stable over the same period.

The $74.0 million, or 29%, increase in consolidated handset and accessory revenues in 2011 compared to 2010 is largely due to an increase in handset sales in connection with our growing subscriber base, a shift to sales of higher priced handsets such as smartphones, primarily in Brazil, and an increase in handset upgrades for existing subscribers.

2.	Cost of revenues

The $284.8 million, or 19%, increase in consolidated cost of service in 2011 compared to 2010 was driven by the following:

•
a $118.2 million, or 15%, increase in consolidated interconnect costs, primarily attributable to our operations in Brazil, which resulted from an increase in our subscriber base and a larger number of minutes of use associated with calls that terminate on other carriers' networks that require us to pay call termination charges. These increased costs were partially offset by lower interconnect costs in Mexico resulting from a reduction in mobile termination rates effective January 1, 2011; and

•
a $93.7 million, or 25%, increase in consolidated transmitter and receiver site costs, attributable to a 20% increase in transmitter and receiver sites placed on air by the end of 2011 and a reduction in costs in 2010 associated with a one-time $22.4 million refund of excess fees paid for spectrum use that Nextel Mexico received.

The $136.7 million, or 19%, increase in consolidated cost of handset and accessory revenues in 2011 compared to 2010 is primarily due to an increase in handset sales in connection with our growing subscriber base, an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

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

Significant factors contributing to the $379.4 million, or 30%, increase in consolidated general and administrative expenses in 2011 compared to 2010 include:

•
a $144.4 million, or 22%, increase in consolidated general corporate costs, mostly related to an increase in revenue-based taxes in Brazil, as well as higher personnel and consulting costs related to the development and deployment of our new WCDMA-based networks and related initiatives;

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

•	a $60.0 million, or 45%, increase in consolidated information technology expenses, principally related to the development and deployment of our WCDMA-based networks and other related initiatives.

5.	Depreciation and amortization

The $98.2 million, or 18%, increase in consolidated depreciation and amortization in 2011 compared to 2010 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our iDEN network to increase capacity to meet the needs of our growing customer base and the investment in our new WCDMA-based networks.

6. Interest expense, net

The $22.9 million, or 7%, decrease in consolidated net interest expense in 2011 compared to 2010 is primarily the result of a $76.2 million increase in consolidated capitalized interest related to the construction of our WCDMA-based networks, primarily in Brazil, partially offset by higher interest incurred in connection with the issuance of our 7.625% senior notes in March 2011.

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

The $84.7 million, or 33%, increase in the consolidated income tax provision in 2011 compared to 2010 is primarily due to a significant increase in 2011 pre-tax book losses incurred in the United States, Chile and certain holding companies for which no tax benefit can be recorded, the 2011 reversal of a $14.5 million Mexico income tax benefit recognized on the sale of certain fixed assets, and the 2010 tax benefit from the reversal of a $5.5 million income tax reserve for uncertain tax positions that did not occur again in 2011.
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

b.	Nextel Brazil

	Year Ended December 31, 2011	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2010	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$3,293,921	95%	$2,505,145	97%	$788,776	31%
Handset and accessory revenues	162,837	5%	90,616	3%	72,221	80%
	3,456,758	100%	2,595,761	100%	860,997	33%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	1,024,685	30%	820,903	31%	203,782	25%
Cost of handset and accessory sales	254,767	7%	173,261	7%	81,506	47%
	1,279,452	37%	994,164	38%	285,288	29%
Selling and marketing expenses	365,791	11%	273,816	11%	91,975	34%
General and administrative expenses	764,218	22%	513,580	20%	250,638	49%
Segment earnings	$1,047,297	30%	$814,201	31%	$233,096	29%
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
Throughout 2011, we continued to invest heavily in Brazil to develop and deploy our planned WCDMA-based network and to improve the capacity and quality of our existing iDEN network there. As a result, Nextel Brazil's capital expenditures represented 45% of consolidated total capital expenditures during 2011. We believe that the quality and capacity of Nextel Brazil's network, as well as its expanded coverage are contributing factors to its low customer turnover rate and subscriber growth.
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
Nextel Brazil’s segment earnings increased $233.1 million, or 29%, in 2011 compared to 2010 as a result of the following:

1.	Operating revenues

The $788.8 million, or 31%, increase in service and other revenues in 2011 compared to 2010 is primarily the result of an increase in the average number of handsets in service resulting from growth in Nextel Brazil's existing markets and was also affected by the higher average value of the real in 2011 compared to 2010.

2.	Cost of revenues

The $203.8 million, or 25%, increase in cost of service in 2011 compared to 2010 is primarily due to the following:

•	a $115.1 million, or 25%, increase in interconnect costs related to higher minutes of use for calls that terminate on other carriers' networks resulting from a larger subscriber base;

•	a $37.8 million, or 19%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites placed in service during 2011; and

•	a $23.9 million, or 20%, increase in service and repair costs due primarily to the growth in Nextel Brazil's subscriber base, leading to a higher number of overall repaired handsets.

Despite these increases, Nextel Brazil's cost of service as a percentage of its total operating revenues decreased from 39% in 2010 to 37% in 2011, primarily due to an increase in less costly mobile-to-mobile minutes of use as a result of Nextel Brazil's implementation of rate plans that encouraged more in-network calling.

The $81.5 million, or 47%, increase in cost of handset and accessory revenues in 2011 compared to 2010 is primarily due to an increase in the sale of higher cost handsets to new subscribers, as well as an increase in handset upgrades for existing subscribers.

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

The $250.6 million, or 49%, increase in general and administrative expenses in 2011 compared to 2010 is primarily due to the following:

•
a $103.0 million, or 43%, increase in general corporate costs due to an increase in revenue-based taxes and higher payroll and related expenses associated with an increase in general and administrative personnel;

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

c.	Nextel Mexico

	Year Ended December 31, 2011	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2010	% of Nextel Mexico’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,165,575	96%	$2,023,128	96%	$142,447	7%
Handset and accessory revenues	83,872	4%	90,634	4%	(6,762)	(7)%
	2,249,447	100%	2,113,762	100%	135,685	6%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	435,964	19%	391,671	19%	44,293	11%
Cost of handset and accessory sales	436,246	20%	402,687	19%	33,559	8%
	872,210	39%	794,358	38%	77,852	10%
Selling and marketing expenses	287,519	13%	275,513	13%	12,006	4%
General and administrative expenses	342,471	15%	298,736	14%	43,735	15%
Segment earnings	$747,247	33%	$745,155	35%	$2,092	—%
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

d.	Nextel Argentina

	Year Ended December 31, 2011	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2010	% of Nextel Argentina’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$596,566	92%	$517,431	92%	$79,135	15%
Handset and accessory revenues	52,360	8%	46,028	8%	6,332	14%
	648,926	100%	563,459	100%	85,467	15%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	186,744	29%	178,276	32%	8,468	5%
Cost of handset and accessory sales	88,060	13%	74,781	13%	13,279	18%
	274,804	42%	253,057	45%	21,747	9%
Selling and marketing expenses	64,332	10%	51,259	9%	13,073	26%
General and administrative expenses	141,000	22%	110,219	20%	30,781	28%
Segment earnings	$168,790	26%	$148,924	26%	$19,866	13%
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

e.	Nextel Peru

	Year Ended December 31, 2011	% of Nextel Peru's Operating Revenues	Year Ended December 31, 2010	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$321,942	91%	$281,996	90%	$39,946	14%
Handset and accessory revenues	32,187	9%	30,020	10%	2,167	7%
	354,129	100%	312,016	100%	42,113	13%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	107,710	31%	100,048	32%	7,662	8%
Cost of handset and accessory sales	71,857	20%	62,810	20%	9,047	14%
	179,567	51%	162,858	52%	16,709	10%
Selling and marketing expenses	63,575	18%	55,783	18%	7,792	14%
General and administrative expenses	75,672	21%	71,112	23%	4,560	6%
Segment earnings	$35,315	10%	$22,263	7%	$13,052	59%
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

f.	Corporate and other

	Year Ended December 31, 2011	% of Corporate and other Operating Revenues	Year Ended December 31, 2010	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$30,005	99%	$24,383	100%	$5,622	23%
Handset and accessory revenues	171	1%	109	—%	62	57%
	30,176	100%	24,492	100%	5,684	23%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	35,717	118%	15,084	62%	20,633	137%
Cost of handset and accessory sales	4,999	17%	5,680	23%	(681)	(12)%
	40,716	135%	20,764	85%	19,952	96%
Selling and marketing expenses	78,113	259%	24,087	98%	54,026	224%
General and administrative expenses	336,715	NM	282,324	NM	54,391	19%
Segment losses	$(425,368)	NM	$(302,683)	NM	$(122,685)	41%
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
Segment losses increased in 2011 compared to 2010 primarily due to the following:

•
a $54.4 million, or 19%, increase in general and administrative expenses, largely due to an increase in corporate information technology costs, as well as an increase in consulting expenses, both of which were primarily incurred at the corporate level and are largely related to the planned launch of the new WCDMA-based networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets and as an increasing level of costs relating to those initiatives are incurred centrally to support our business across our markets; and

•	a $54.0 million increase in selling and marketing expenses, partially related to the launch of our new brand identity in 2011.

2.	Year Ended December 31, 2010 vs. Year Ended December 31, 2009

a.	Consolidated

	Year Ended December 31, 2010	% of Consolidated Operating Revenues	Year Ended December 31, 2009	% of Consolidated Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$5,348,400	95%	$4,153,856	95%	$1,194,544	29%
Digital handset and accessory revenues	257,407	5%	241,172	5%	16,235	7%
	5,605,807	100%	4,395,028	100%	1,210,779	28%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,504,603	27%	1,224,028	28%	280,575	23%
Cost of digital handset and accessory sales	719,219	13%	629,597	14%	89,622	14%
	2,223,822	40%	1,853,625	42%	370,197	20%
Selling and marketing expenses	680,434	12%	536,150	12%	144,284	27%
General and administrative expenses	1,266,272	22%	903,133	21%	363,139	40%
Depreciation and amortization	554,886	10%	434,584	10%	120,302	28%
Operating income	880,393	16%	667,536	15%	212,857	32%
Interest expense, net	(344,999)	(6)%	(223,476)	(5)%	(121,523)	54%
Interest income	28,841	—%	25,586	1%	3,255	13%
Foreign currency transaction gains (losses), net	52,374	1%	104,866	2%	(52,492)	(50)%
Other expense, net	(18,686)	—%	(2,308)	—%	(16,378)	NM
Income before income tax provision	597,923	11%	572,204	13%	25,719	4%
Income tax provision	(259,465)	(5)%	(202,202)	(5)%	(57,263)	28%
Net income	$338,458	6%	$370,002	8%	$(31,544)	(9)%
_______________________________________
NM-Not Meaningful

The average values of the local currencies in Brazil and Mexico appreciated relative to the U.S. dollar during the year ended December 31, 2010 compared to 2009. Conversely, the average value of the Argentine peso depreciated relative to the U.S. dollar during 2010 compared to 2009.

1.  Operating revenues

The $1,194.5 million, or 29%, increase in consolidated service and other revenues from 2009 to 2010 is primarily due to a 21% increase in the average number of total digital handsets in service, which resulted from the continued demand for our services, the balanced growth and expansion strategies in our markets and an improvement in customer retention. These increases were also the result of an increase in consolidated average revenue per subscriber, largely due to the appreciation in the average value of the Brazilian real.

2.  Cost of revenues

The $280.6 million, or 23%, increase in consolidated cost of service from 2009 to 2010 is principally a result of the following:

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

The $89.6 million, or 14%, increase in consolidated cost of digital handset and accessory sales from 2009 to 2010 is largely the result of an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the sale of higher cost handsets to new subscribers.

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

4.  General and administrative expenses

The $363.1 million, or 40%, increase in consolidated general and administrative expenses from 2009 to 2010 is largely due to the following:

•
a $222.4 million, or 52%, increase in consolidated general corporate costs, principally related to increases in revenue-based taxes in Brazil and higher personnel and consulting costs in some of our markets, both of which are largely related to the commencement of some of our third generation initiatives; and

•
a $90.1 million, or 36%, increase in consolidated customer care and billing operations expenses as a result of an increase in customer care personnel necessary to support larger customer bases in our markets.

5.  Depreciation and amortization

The $120.3 million, or 28%, increase in consolidated depreciation and amortization from 2009 to 2010 is the result of more consolidated property, plant and equipment in service, which resulted from the continued expansion of the coverage and capacity of both our iDEN and third generation networks.

6.  Interest expense, net

The $121.5 million, or 54%, increase in consolidated net interest expense from 2009 to 2010 is principally the result of interest incurred in connection with the issuance of our 10.0% senior notes in August 2009 and our 8.875% senior notes in December 2009.

7.  Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $52.4 million and $104.9 million for the years ended December 31, 2010 and 2009 are largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, primarily its syndicated loan facility.

8.  Income tax provision

The $57.3 million, or 28% increase in consolidated income tax provision from 2009 to 2010 is primarily due to a $77.8 million U.S. tax provision for the future remittances of certain undistributed earnings from our Mexican subsidiaries, partially offset by an increase in tax deductible dividends declared by one of our markets.

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

b.	Nextel Brazil

	Year Ended December 31, 2010	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2009	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,505,145	97%	$1,631,465	94%	$873,680	54%
Digital handset and accessory revenues	90,616	3%	100,602	6%	(9,986)	(10)%
	2,595,761	100%	1,732,067	100%	863,694	50%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	820,903	31%	586,883	34%	234,020	40%
Cost of digital handset and accessory sales	173,261	7%	145,352	8%	27,909	19%
	994,164	38%	732,235	42%	261,929	36%
Selling and marketing expenses	273,816	11%	198,091	12%	75,725	38%
General and administrative expenses	513,580	20%	314,477	18%	199,103	63%
Segment earnings	$814,201	31%	$487,264	28%	$326,937	67%

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

Nextel Brazil's segment earnings increased $326.9 million, or 67%, from the year ended December 31, 2009 to the same period in 2010 as a result of the following:

1.  Operating revenues

The $873.7 million, or 54%, increase in service and other revenues from 2009 to 2010 is mostly the result of an increase in the average number of digital handsets in service resulting from growth in Nextel Brazil's existing markets and the expansion of service coverage into newer markets, as well as an increase in average revenues per subscriber, primarily resulting from the appreciation of the real.

2.  Cost of revenues

The $234.0 million, or 40%, increase in cost of service from 2009 to the same period in 2010 is primarily due to the following:

•	a $137.5 million, or 42%, increase in interconnect costs due to an increase in interconnect minutes of use for calls that terminate on other carriers' networks;

•
a $46.0 million, or 60%, increase in service and repair costs due to an increase in the number of customers participating in Nextel Brazil's handset maintenance program, as well as an increase in repair costs per subscriber related to a change in the mix of handsets toward more mid and high tier handsets; and

•
a $42.0 million, or 27%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites in service in Brazil from December 31, 2009 to December 31, 2010.

The $27.9 million, or 19%, increase in cost of digital handset and accessory revenues from 2009 to 2010 is mostly due to an increase in handset upgrades for existing subscribers and, to a lesser extent, an increase in the number of handset sales to new subscribers.

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

•	a $23.4 million, or 49%, increase in indirect commissions due to an increase in new handset sales by indirect dealers; and

•	a $20.3 million, or 37%, increase in advertising expenses as a result of increased magazine and television campaigns during 2010.

4.  General and administrative expenses

The $199.1 million, or 63%, increase in general and administrative expenses from 2009 to 2010 is principally due to the following:

•	a $90.7 million, or 60%, increase in other general corporate costs due to an increase in revenue-based taxes and general and administrative personnel;

•	a $58.7 million, or 56%, increase in customer care and billing operations due to an increase in customer care personnel; and

•	a $23.4 million, or 81%, increase in bad debt expense related to Nextel Brazil's operating revenue growth and a decrease in collection rates.

c.	Nextel Mexico

	Year Ended December 31, 2010	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2009	% of Nextel Mexico’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,023,128	96%	$1,785,230	96%	$237,898	13%
Digital handset and accessory revenues	90,634	4%	76,634	4%	14,000	18%
	2,113,762	100%	1,861,864	100%	251,898	14%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	391,671	19%	360,754	19%	30,917	9%
Cost of digital handset and accessory sales	402,687	19%	359,426	19%	43,261	12%
	794,358	38%	720,180	38%	74,178	10%
Selling and marketing expenses	275,513	13%	235,224	13%	40,289	17%
General and administrative expenses	298,736	14%	253,350	14%	45,386	18%
Segment earnings	$745,155	35%	$653,110	35%	$92,045	14%

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

d.	Nextel Argentina

	Year Ended December 31, 2010	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2009	% of Nextel Argentina’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$517,431	92%	$482,985	93%	$34,446	7%
Digital handset and accessory revenues	46,028	8%	36,735	7%	9,293	25%
	563,459	100%	519,720	100%	43,739	8%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	178,276	32%	176,011	34%	2,265	1%
Cost of digital handset and accessory sales	74,781	13%	65,137	12%	9,644	15%
	253,057	45%	241,148	46%	11,909	5%
Selling and marketing expenses	51,259	9%	43,430	8%	7,829	18%
General and administrative expenses	110,219	20%	86,339	17%	23,880	28%
Segment earnings	$148,924	26%	$148,803	29%	$121	—%

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

e.	Nextel Peru

	Year Ended December 31, 2010	% of Nextel Peru's Operating Revenues	Year Ended December 31, 2009	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$281,996	90%	$241,282	90%	$40,714	17%
Digital handset and accessory revenues	30,020	10%	27,103	10%	2,917	11%
	312,016	100%	268,385	100%	43,631	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	100,048	32%	92,037	34%	8,011	9%
Cost of digital handset and accessory sales	62,810	20%	56,156	21%	6,654	12%
	162,858	52%	148,193	55%	14,665	10%
Selling and marketing expenses	55,783	18%	40,866	15%	14,917	37%
General and administrative expenses	71,112	23%	64,721	24%	6,391	10%
Segment earnings	$22,263	7%	$14,605	6%	$7,658	52%

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

f.	Corporate and other

	Year Ended December 31, 2010	% of Corporate and other Operating Revenues	Year Ended December 31, 2009	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$24,383	100%	$13,987	99%	$10,396	74%
Digital handset and accessory revenues	109	—%	98	1%	11	11%
	24,492	100%	14,085	100%	10,407	74%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	15,084	62%	9,436	67%	5,648	60%
Cost of digital handset and accessory sales	5,680	23%	3,526	25%	2,154	61%
	20,764	85%	12,962	92%	7,802	60%
Selling and marketing expenses	24,087	98%	18,539	132%	5,548	30%
General and administrative expenses	282,324	NM	184,246	NM	98,078	53%
Segment losses	$(302,683)	NM	$(201,662)	NM	$(101,021)	50%
_______________________________________
NM-Not Meaningful

Segment losses increased from the year ended December 31, 2009 to the same period in 2010 primarily due to a $98.1 million increase in general and administrative expenses, which included a $44.6 million increase in corporate consulting costs and increased employee expenses, and a $15.6 million increase in corporate engineering management costs, all of which are largely related to the planned launch of third generation networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that our general and administrative expenses will continue to increase along with other operating expenses as we continue with our expansion plans and our new technology initiatives in Chile and in some of our other markets.

C.	Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of December 31, 2011, we had working capital, which is defined as total current assets less total current liabilities, of $2,217.3 million, a $67.0 million increase compared to working capital of $2,150.3 million as of December 31, 2010. The increase in working capital was primarily a result of $1,424.9 million in net proceeds received from the issuance of our 7.625% senior notes during 2011, partially offset by the purchase of $890.2 million face amount of our 3.125% convertible notes, as well as the reclassification of the remaining $209.8 million of our 3.125% convertible notes, which will mature in June 2012, as current portion of long-term debt, which is a current liability. As of December 31, 2011, our working capital includes $2,322.9 million in cash and cash equivalents, of which $277.0 million was held in currencies other than U.S. dollars, with 81% of that amount held in Mexican pesos. As of December 31, 2011, our working capital also includes $343.4 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

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

Cash Flows

	Year Ended December 31,			Change from 2010 to 2011	Change from 2009 to 2010
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
	(in thousands)
Cash and cash equivalents, beginning of year	$1,767,501	$2,504,064	$1,243,251	$(736,563)	$1,260,813
Net cash provided by operating activities	982,391	890,102	864,755	92,289	25,347
Net cash used in investing activities	(910,283)	(1,176,025)	(796,360)	265,742	(379,665)
Net cash provided by (used in) financing activities	525,003	(461,163)	1,215,306	986,166	(1,676,469)
Effect of exchange rate changes on cash and cash equivalents	(41,693)	10,523	(22,888)	(52,216)	33,411
Cash and cash equivalents, end of year	$2,322,919	$1,767,501	$2,504,064	$555,418	$(736,563)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $982.4 million of cash during 2011, a $92.3 million, or 10%, increase from 2010. Our operating activities provided us with $890.1 million of cash during 2010, a $25.3 million, or 3%, increase from 2009. Both increases in cash from operating activities were due primarily to higher operating income resulting from our profitable growth strategy, partially offset by increases in working capital investments due to the continued growth of our business, as well as higher interest payments associated with new debt we issued in 2010 and 2011.

We used $910.3 million of cash in our investing activities during 2011, including $1,064.8 million in cash capital expenditures and $138.7 million for the purchase of licenses, the majority of which was related to a 10% down payment for spectrum licenses that Nextel Brazil was granted in June 2011, partially offset by $178.6 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, resulting from a reduction in our overall level of investments, and the return of $77.2 million in cash that secured performance bonds related to our spectrum acquisition in Chile.

We used $1,176.0 million of cash in our investing activities during 2010, a $379.7 million increase from 2009, primarily due to a $418.5 million increase in cash used to purchase investments, net of proceeds from sales.

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

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Senior notes (1)	$234,938	$469,875	$1,269,875	$2,580,656	$4,555,344
Spectrum fees (2)	102,489	204,978	204,875	1,230,153	1,742,495
Purchase obligations (3)	991,757	315,030	4,246	6,194	1,317,227
Operating leases (4)	195,949	331,373	263,633	418,484	1,209,439
Spectrum financing (5)	84,204	347,224	457,487	154,911	1,043,826
Capital leases and tower financing obligations (6)	86,306	176,295	169,883	345,648	778,132
General financing (7)	172,994	115,456	370,108	21,348	679,906
Convertible notes (1)	213,066	—	—	23	213,089
Equipment financing (8)	38,879	66,463	43,026	54,227	202,595
Import financing (9)	173,954	—	—	—	173,954
Other long-term obligations (10)	64,466	57,389	59,683	307,369	488,907
Total contractual commitments	$2,359,002	$2,084,083	$2,842,816	$5,119,013	$12,404,914
_______________________________________

(1)	These amounts include estimated principal and interest payments over the full term of the obligation, assuming the current payment schedule.

(2)	These amounts are subject to increases in the Mexican Consumer Pricing Index.

(3)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(4)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(5)	These amounts include principal and interest payments associated with Nextel Brazil's spectrum financing.

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

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $1,450.2 million for 2011, $871.5 million for 2010 and $734.4 million for 2009. In 2009 and 2010, a substantial portion of our capital expenditures was invested in the expansion of the coverage of our iDEN networks, and in each of the past three years, a substantial portion of our capital expenditures went to the improvement of the quality and capacity of our iDEN networks in Brazil and Mexico, as well as for the deployment of our existing and planned WCDMA-based networks in Peru (primarily in 2010) and in Brazil, Mexico and Chile (primarily in 2011).
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

	Year of Maturity						2011		2010
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
					(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$248,484	$39,604	$29,034	$12,227	$802,312	$1,979,322	$3,110,983	$3,240,652	$2,453,478	$2,559,478
Average Interest Rate	2.9%	2.0%	2.4%	1.9%	10.0%	7.9%	7.9%		6.6%
Fixed Rate (MP)	$7,248	$9,378	$11,103	$13,166	$15,640	$90,523	$147,058	$147,058	$131,715	$131,715
Average Interest Rate	15.7%	15.7%	15.7%	15.7%	15.7%	15.6%	15.6%		15.6%
Fixed Rate (BR)	$10,462	$11,710	$12,346	$14,056	$16,890	$75,316	$140,780	$139,840	$109,549	$109,549
Average Interest Rate	16.1%	16.7%	18.2%	19.5%	20.4%	19.7%	19.1%		22.7%
Variable Rate (US$)	$116,781	$27,258	$27,258	$25,161	$25,162	$50,104	$271,724	$261,434	$587,058	$585,281
Average Interest Rate	3.4%	4.7%	4.7%	4.6%	4.6%	3.6%	3.9%		2.7%
Variable Rate (MP)	$—	$—	$—	$—	$292,486	$—	$292,486	$250,213	$—	$—
Average Interest Rate	—%	—%	—%	—%	6.8%	—%	6.8%		—%
Variable Rate (BR)	$193,798	$—	$185,520	$185,521	$185,522	$136,475	$886,836	$962,889	$59,353	$61,509
Average Interest Rate	2.9%	—%	12.5%	12.5%	12.5%	12.5%	10.4%		12.1%

Item 8.	Financial Statements and Supplementary Data
We have listed the consolidated financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K/A. We have listed the financial statement schedule required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K/A. The financial statements and schedule appear following the signature page of this annual report on Form 10-K/A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Restatement of Previously Issued Financial Statements

 In connection with the initial preparation of our condensed consolidated financial statements for the six and three months ended June 30, 2012, we determined that certain previously issued financial statements contained errors. These errors resulted in revisions to prior period financial statements that were reflected in the condensed consolidated financial statements for the six and three months ended June 30, 2012. Subsequently, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that the audited financial statements included in our Form 10-K for the year ended December 31, 2011 and the unaudited financial statements included in our Form 10-Q for the three months ended March 31, 2012 should no longer be relied upon by investors. As a result, we are restating our audited financial statements for the years ended December 31, 2011, 2010 and 2009. For the same reasons, we are also restating our unaudited interim financial statements for the three months ended March 31, 2012 and 2011. We are also amending our quarterly report on Form 10-Q for the six and three months ended June 30, 2012 to reflect the restatement of the prior period financial statements referenced above and the correction of immaterial errors identified in the third quarter of 2012.

As a result of these restatements, we have re-evaluated our internal controls over financial reporting as of December 31, 2011 and our disclosure controls and procedures as of December 31, 2011 and March 31, 2012, and determined that the material weakness identified in the June 30, 2012 Form 10-Q also existed as of those dates.

Evaluation of Disclosure Controls and Procedures
At the time our Annual Report on Form 10-K for the year ended December 31, 2011 was filed on February 23, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of a material weakness in our internal control over financial reporting described further below.

Management's Report on Internal Control over Financial Reporting (Restated)
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the misstatements discussed above and in Note 14 to our consolidated financial statements in this Form 10-K/A, and as a result of the material weakness discussed below, management, including our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In order to reassess the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this re-assessment, management concluded that as of December 31, 2011, the Company's internal control over financial reporting was not effective due to the fact that there was a material weakness in its internal control over financial reporting as discussed below.

As of December 31, 2011, we did not have adequate design or operation of controls to provide reasonable assurance that the accounting for non-income based taxes and related disclosures were prepared in accordance with generally accepted accounting principles due to control deficiencies in our Brazil operating segment. Specifically, the process by which we identify, document and manage the implementation of changes to our information systems to accommodate new business requirements was not effective. As a result, our information systems processed certain transactions incorrectly. In addition, the inadequate design of the monthly trend analysis of taxes that were non-income based and the lack of involvement of the tax function in this review resulted in the failure to identify the ineffectiveness of the process by which we manage information system updates.

The effectiveness of our Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm, which appears herein.

Changes in Internal Control over Financial Reporting
Except as otherwise discussed herein, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Remediation Plan for 2011 Material Weakness
Management has begun to implement a number of remediation steps to address the material weakness in internal controls described above. Specifically, the following steps, which relate solely to Brazil, are in process:

•	documentation, implementation and testing of non-income tax system requirements;

•
implementation of a finance change management process to ensure that changes to business requirements are documented, assessed, tracked, tested and monitored, and that the impact of those changes on non-income based taxes are evaluated;

•	redesign of the trend analysis to include additional account detail and develop an overall reasonableness test to evaluate known relationships for non-income taxes; and

•	clarification and definition of the roles and responsibilities between our accounting and tax functions for the execution of the monthly variance analysis with respect to non-income based taxes.

Remediation of the 2010 Material Weakness
During the quarter ended December 31, 2010 and continuing through the quarter ended September 30, 2011, we reported a material weakness in internal control over financial reporting related to the incorrect recording of payments for, and our right to seek reimbursement for, certain value-added taxes, or VAT, in our Brazil operating segment.

Throughout 2011, we implemented certain process improvements and internal controls designed to strengthen the control environment and remedy the material weakness. In particular:

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

As of December 31, 2011, management performed an evaluation of the effectiveness of the aforementioned internal controls and concluded that the control enhancements described above sufficiently remedied the material weakness identified.

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

Page
Schedule II — Valuation and Qualifying Accounts	F-54

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.
(b) Exhibits. See Item 15(a)(3) above.
(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ DONALD NEFF
Donald Neff Vice President, Finance Operations and Controller (on behalf of the registrant and as Principal Accounting Officer)
November 16, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 16, 2012.

Signature	Title

/s/ Steven P. Dussek	Chief Executive Officer and Director
Steven P. Dussek

/s/ Juan R. Figuereo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Juan R. Figuereo

/s/ Steven M. Shindler	Chairman of the Board of Directors
Steven M. Shindler

/s/ Kevin L. Beebe	Director
Kevin L. Beebe

/s/ Donald Guthrie	Director
Donald Guthrie

/s/ Charles M. Herington	Director
Charles M. Herington

/s/ Carolyn Katz	Director
Carolyn Katz

/s/ Rosendo G. Parra	Director
Rosendo G. Parra

/s/ Paulino do Rego Barros	Director
Paulino do Rego Barros

/s/ John W. Risner	Director
John W. Risner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the design or operation of controls that provide reasonable assurance that the accounting for non-income based taxes and related disclosures are prepared in accordance with generally accepted accounting principles in the Brazil operating segment existed as of that date. Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the design or operation of controls that provide reasonable assurance that the accounting for non-income based taxes and related disclosures are prepared in accordance with generally accepted accounting principles in the Brazil operating segment existed at that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2009.

As discussed in Note 14 to the consolidated financial statements, the Company has restated its 2011 financial statements to correct certain errors. In addition, as discussed in Schedule II - Valuation and Qualifying Accounts, the Company has restated the noted schedule to correct certain errors.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 23, 2012, except for the effects of the restatement discussed in Note 14 to the consolidated financial statements, the effects of the change in the presentation of comprehensive income in Note 1, the effects of the error correction in Schedule II - Valuation and Qualifying Accounts, and the matter described in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting as to which the date is November 16, 2012.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	December 31, 2011	December 31, 2010
	(Restated) (1)	(Restated) (1)
ASSETS
Current assets
Cash and cash equivalents	$2,322,919	$1,767,501
Short-term investments	343,422	537,539
Accounts receivable, less allowance for doubtful accounts of $66,252 and $41,282	858,471	788,000
Handset and accessory inventory	277,291	227,191
Deferred income taxes, net	203,012	175,896
Prepaid expenses and other	331,407	402,354
Total current assets	4,336,522	3,898,481
Property, plant and equipment, net	3,481,869	2,950,709
Intangible assets, net	1,182,380	433,235
Deferred income taxes, net	410,162	502,217
Other assets	411,203	410,458
Total assets	$9,822,136	$8,195,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$377,679	$300,030
Accrued expenses and other	1,008,932	842,441
Deferred revenues	159,150	158,690
Current portion of long-term debt	573,465	446,995
Total current liabilities	2,119,226	1,748,156
Long-term debt	4,244,752	2,816,916
Deferred revenues	15,585	20,476
Deferred credits	61,156	94,726
Other long-term liabilities	243,335	214,517
Total liabilities	6,684,054	4,894,791
Commitments and contingencies (Note 7)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2011 and 2010, no shares issued or outstanding — 2011 and 2010	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2011 and 2010, 171,177 shares issued and outstanding — 2011, 169,661 shares issued and outstanding — 2010	171	169
Paid-in capital	1,440,079	1,364,705
Retained earnings	2,221,882	1,996,686
Accumulated other comprehensive loss	(524,050)	(61,251)
Total stockholders’ equity	3,138,082	3,300,309
Total liabilities and stockholders’ equity	$9,822,136	$8,195,100
_______________________________________
(1) As described in Note 14 to these consolidated financial statements, we have restated the consolidated financial statements included herein to correct certain errors.

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
	(Restated) (1)	(Restated) (1)	(Restated) (1)
Operating revenues
Service and other revenues	$6,403,519	$5,348,400	$4,153,856
Digital handset and accessory revenues	331,427	257,407	241,172
	6,734,946	5,605,807	4,395,028
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,789,402	1,504,603	1,224,028
Cost of digital handsets and accessories	855,929	719,219	629,597
Selling, general and administrative	2,504,976	1,946,706	1,439,283
Depreciation	614,158	520,680	405,342
Amortization	38,929	34,206	29,242
	5,803,394	4,725,414	3,727,492
Operating income	931,552	880,393	667,536
Other expense
Interest expense, net	(322,111)	(344,999)	(223,476)
Interest income	34,224	28,841	25,586
Foreign currency transaction (losses) gains, net	(36,975)	52,374	104,866
Other expense, net	(37,305)	(18,686)	(2,308)
	(362,167)	(282,470)	(95,332)
Income before income tax provision	569,385	597,923	572,204
Income tax provision	(344,189)	(259,465)	(202,202)
Net income	$225,196	$338,458	$370,002
Net income, per common share, basic	$1.31	$2.01	$2.22
Net income, per common share, diluted	$1.30	$1.97	$2.20
Weighted average number of common shares outstanding, basic	170,601	168,160	166,042
Weighted average number of common shares outstanding, diluted	172,781	175,709	174,014

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(462,457)	$109,411	$373,272
Other	(342)	(2,894)	(665)
Other comprehensive (loss) income	(462,799)	106,517	372,607
Net income	225,196	338,458	370,002
Total comprehensive (loss) income	$(237,603)	$444,975	$742,609
_______________________________________
(1) As described in Note 14 to these consolidated financial statements, we have restated the consolidated financial statements included herein to correct certain errors.

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009 (Restated) (1)	165,782	$166	$1,158,925	$1,288,226	$(540,375)	$1,906,942
Net income	—	—	—	370,002	—	370,002
Other comprehensive income	—	—	—	—	372,607	372,607
Tax deficiency on current period exercise of stock options	—	—	(5,267)	—	—	(5,267)
Share-based payment expense for equity-based awards	—	—	70,213	—	—	70,213
Exercise of stock options	948	—	15,670	—	—	15,670
Balance, December 31, 2009 (Restated) (1)	166,730	166	1,239,541	1,658,228	(167,768)	2,730,167
Net income	—	—	—	338,458	—	338,458
Other comprehensive income	—	—	—	—	106,517	106,517
Share-based payment expense for equity-based awards	—	—	65,853	—	—	65,853
Exercise of stock options	2,931	3	57,682	—	—	57,685
Other	—	—	1,629	—	—	1,629
Balance, December 31, 2010 (Restated) (1)	169,661	169	1,364,705	1,996,686	(61,251)	3,300,309
Net income	—	—	—	225,196	—	225,196
Other comprehensive loss	—	—	—	—	(462,799)	(462,799)
Purchase of convertible notes	—	—	(17,693)	—	—	(17,693)
Share-based payment expense for equity-based awards	—	—	59,985	—	—	59,985
Exercise of stock options	1,526	2	24,967	—	—	24,969
Other	(10)	—	8,115	—	—	8,115
Balance, December 31, 2011 (Restated) (1)	171,177	$171	$1,440,079	$2,221,882	$(524,050)	$3,138,082
_______________________________________
(1) As described in Note 14 to these consolidated financial statements, we have restated the prior period consolidated financial statements included herein to correct certain errors.

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2011	2010	2009
	(Restated) (1)	(Restated) (1)	(Restated) (1)
Cash flows from operating activities:
Net income	$225,196	$338,458	$370,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	47,913	63,136	58,402
Depreciation and amortization	653,087	554,886	434,584
Provision for losses on accounts receivable	161,853	75,904	86,961
Foreign currency transaction losses (gains), net	36,975	(52,374)	(104,866)
Deferred income tax benefit	(19,788)	(27,866)	(25,601)
Share-based payment expense	59,985	66,285	70,716
Other, net	33,723	23,711	(5,338)
Change in assets and liabilities:
Accounts receivable, gross	(336,889)	(223,259)	(184,640)
Handset and accessory inventory	(3,120)	32,362	(2,347)
Prepaid expenses and other	(32,866)	(9,412)	(47,373)
Other long-term assets	4,562	(137,751)	2,054
Accounts payable, accrued expenses and other	151,760	186,022	212,201
Net cash provided by operating activities	982,391	890,102	864,755
Cash flows from investing activities:
Capital expenditures	(1,064,833)	(691,047)	(649,578)
Purchase of long-term and short-term investments	(2,298,409)	(1,840,193)	(964,489)
Proceeds from sales of long-term and short-term investments	2,476,986	1,416,545	959,368
Transfers to restricted cash	(26,113)	(98,542)	(124,822)
Transfers from restricted cash	136,467	99,100	17,752
Payments for acquisitions, purchases of licenses and other	(134,381)	(61,888)	(34,591)
Net cash used in investing activities	(910,283)	(1,176,025)	(796,360)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,439,500	—	1,249,078
Borrowings under syndicated loan facilities and other	1,153,211	175,029	78,857
Proceeds from stock option exercise	24,968	57,685	15,671
Purchases of convertible notes	(904,200)	(442,972)	—
Repayments under spectrum license financing	(683,878)	—	—
Repayments under syndicated loan facilities and other borrowings	(374,679)	(170,299)	(122,765)
Repayments of import financing	(129,919)	(80,606)	(5,535)
Net cash provided by (used in) financing activities	525,003	(461,163)	1,215,306
Effect of exchange rate changes on cash and cash equivalents	(41,693)	10,523	(22,888)
Net increase (decrease) in cash and cash equivalents	555,418	(736,563)	1,260,813
Cash and cash equivalents, beginning of year	1,767,501	2,504,064	1,243,251
Cash and cash equivalents, end of year	$2,322,919	$1,767,501	$2,504,064
_______________________________________
(1) As described in Note 14 to these consolidated financial statements, we have restated the prior period consolidated financial statements included herein to correct certain errors.
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
Restatement of Previously Issued Financial Statements. We have restated our previously issued consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 as set forth in this Annual Report on Form 10-K/A. For additional information regarding this restatement, see Note 14.
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
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil, Mexico, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2011 and 2010, $6,417.9 million and $5,063.7 million, respectively, of our assets were owned by Nextel Brazil and Nextel Mexico. Political, financial and economic developments in Brazil and Mexico could impact the recoverability of our assets.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information.

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$1,064,833	$691,047	$649,578
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	385,374	180,448	84,831
	$1,450,207	$871,495	$734,409
Interest costs
Interest expense, net	$322,111	$344,999	$223,476
Interest capitalized	76,204	10,819	12,490
	$398,315	$355,818	$235,966
Acquisitions of assets and business combinations
Fair value of assets acquired	$138,678	$56,013	$28,158
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—
	$138,678	$56,013	$28,158
Cash paid for interest, net of amounts capitalized	$191,572	$250,122	$105,804
Cash paid for income taxes	$346,951	$351,627	$219,333
For the year ended December 31, 2011, we had $918.7 million in non-cash financing. Of this amount, $689.8 million related to the long-term financing of spectrum that was awarded to Nextel Brazil in June 2011 as described in Note 5. The remainder consisted primarily of the short-term financing of imported handsets and infrastructure in Brazil, the long-term financing of infrastructure equipment in Chile and co-location capital lease obligations on our communication towers. For the year ended December 31, 2010, we had $134.1 million in non-cash financing primarily related to the short-term financing of imported handsets and infrastructure in both Brazil and Argentina and the financing of our corporate aircraft. For the year ended December 31, 2009, we did not have any material non-cash financing activities.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation.  We measure and recognize compensation expense for all stock-based compensation awards based on estimated fair values. See Note 10 for more information.
Net Income Per Common Share, Basic and Diluted.  Basic net income per common share is computed by dividing adjusted net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings, but not securities that are antidilutive, including stock options with an exercise price greater than the average market price of our common stock.
Our unvested restricted stock awards, or RSAs, contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, our RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)		(Restated)
	(in thousands, except per share data)
Basic net income per common share:
Net income	$225,196	170,601
Net income allocable to participating shares	(1,546)	—
Adjusted net income attributable to common shares	223,650	170,601	$1.31
Effect of dilutive securities:
Stock options	—	1,971
Restricted stock	—	208
Convertible notes, net of capitalized interest and taxes	—	1
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$225,196	172,781	$1.30

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)		(Restated)
	(in thousands, except per share data)
Basic net income per common share:
Net income	$338,458	168,160
Net income allocable to participating shares	(1,292)	—
Adjusted net income attributable to common shares	337,166	168,160	$2.01
Effect of dilutive securities:
Stock options	—	2,796
Restricted stock	—	372
Convertible notes, net of capitalized interest and taxes	8,052	4,381
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$346,510	175,709	$1.97

	Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)		(Restated)
	(in thousands, except per share data)
Basic net income per common share:
Net income	$370,002	166,042
Net income allocable to participating shares	(1,520)	—
Adjusted net income attributable to common shares	368,482	166,042	$2.22
Effect of dilutive securities:
Stock options	—	707
Restricted stock	—	277
Convertible notes, net of capitalized interest and taxes	13,076	6,988
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$383,078	174,014	$2.20
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate a total of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2010, we included an $85.6 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $2.4 million in 2011 due to adjustments to the prior year amounts. As of December 31, 2011, this deferred tax liability was $88.0 million. Except for the earnings associated with this $88.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
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
In June 2011, the FASB updated its authoritative guidance on the presentation of comprehensive income. This standard requires public companies to report other comprehensive income and its components either together with the presentation of net income in its statement of operations or as a separate statement of comprehensive income. The updated guidance eliminates the option to report other comprehensive income and its components within the statement of changes in stockholders' equity. This updated authoritative guidance will become partially effective for fiscal periods beginning after December 15, 2011. We adopted this authoritative guidance in the first quarter of 2012. In connection with our restatement of the financial statements for the years ended December 31, 2011, 2010 and 2009 as described in Note 14, all periods included in this annual report on Form 10-K/A have been retrospectively adjusted to include the adoption of this guidance.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property, Plant and Equipment
The components of our property, plant and equipment are as follows:

	December 31,
	2011	2010
	(Restated)	(Restated)
	(in thousands)
Land	$10,999	$7,719
Building and leasehold improvements	168,821	146,305
Digital mobile network equipment and network software	4,101,610	3,888,277
Office equipment, furniture and fixtures and other	769,576	645,070
Corporate aircraft capital lease	42,747	42,747
Less: Accumulated depreciation and amortization	(2,367,294)	(2,032,285)
	2,726,459	2,697,833
Construction in progress	755,410	252,876
	$3,481,869	$2,950,709

3.	Intangible Assets
Our intangible assets include the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Restated)		(Restated)	(Restated)		(Restated)
			(in thousands)
Amortizable intangible assets:
Licenses	$1,307,259	$(145,044)	$1,162,215	$559,921	$(129,124)	$430,797
Total amortizable intangible assets	$1,307,259	$(145,044)	$1,162,215	$559,921	$(129,124)	$430,797
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Balance Sheet Details
Accrued Expenses and Other.
The components are as follows:

	December 31,
	2011	2010
	(Restated)	(Restated)
	(in thousands)
Capital expenditures	$270,379	$168,796
Non-income based taxes	169,865	161,879
Network system and information technology	120,451	120,610
Payroll related items and commissions	108,240	104,505
Accrued interest	71,865	38,638
Other	268,132	248,013
	$1,008,932	$842,441

5.	Debt

	December 31,
	2011	2010
	(Restated)	(Restated)
	(in thousands)
Senior notes, net	$2,721,658	$1,279,524
Spectrum financing	693,038	—
General financing	547,130	518,314
Capital leases and tower financing obligations	292,461	288,728
Convertible notes, net	206,480	1,043,236
Equipment financing	179,779	—
Brazil import financing	173,954	128,094
Other	3,717	6,015
Total debt	4,818,217	3,263,911
Less: current portion	(573,465)	(446,995)
	$4,244,752	$2,816,916
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Capital Leases and Tower Financing Obligations.
Site-Related Capital Lease Obligations.  We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space, including a master lease agreement with American Tower, pursuant to which Nextel Brazil and Nextel Mexico are permitted to lease space and install communications equipment on sites owned by American Tower. Nextel Brazil and Nextel Mexico account for these co-location agreements as capital leases.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the years ended December 31, 2011 and 2010, we purchased $890.2 million and $100.0 million, respectively, face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for aggregate purchase prices of $900.0 million and $94.7 million, respectively, plus accrued interest. In connection with these transactions, we incurred an immaterial amount of direct external costs in both years, we recognized a $15.0 million loss on extinguishment of debt in 2011 and an immaterial amount of loss on extinguishment of debt in 2010, and we allocated an immaterial amount of the purchase price to paid-in capital in both years.
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
Equipment Financing.
Mexico Equipment Financing. In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico is entitled to borrow up to $375.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network in Mexico. This vendor financing has a floating interest rate based on LIBOR plus 2.80% (3.38% as of December 31, 2011) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2011, Nextel Mexico had borrowed $7.6 million under this facility.
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
Debt Maturities.  For the years subsequent to December 31, 2011, scheduled annual maturities of all debt outstanding as of December 31, 2011 are as follows (in thousands):

Year	Principal Repayments
(Restated)
2012	$576,773
2013	87,950
2014	265,261
2015	250,131
2016	1,338,012
Thereafter	2,331,740
Total	$4,849,867

6.	Fair Value Measurements
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments at December 31, 2011 and 2010 are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Restated)	(Restated)
	(in thousands)
Senior notes	$2,721,658	$2,880,375	$1,279,524	$1,428,000
Spectrum financing	693,038	768,735	—	—
General financing and other	724,801	680,109	652,424	652,807
Convertible notes	206,480	210,837	1,043,236	1,078,000
Equipment financing	179,779	169,075	—	—
	$4,525,756	$4,709,131	$2,975,184	$3,158,807
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
For years subsequent to December 31, 2011, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Leases	Operating Leases	Total
	(Restated)	(Restated)
2012	$86,307	$195,949	$282,256
2013	88,077	173,828	261,905
2014	88,217	157,545	245,762
2015	84,930	140,976	225,906
2016	84,954	122,657	207,611
Thereafter	345,647	418,484	764,131
Total minimum lease payments	778,132	1,209,439	1,987,571
Less: imputed interest	(485,670)	—	(485,670)
Total	$292,462	$1,209,439	$1,501,901
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
In October 2010, we extended the terms of our existing iDEN network infrastructure agreement, which is now held by Motorola Solutions, until December 31, 2014. Under this agreement, Motorola Solutions agreed to maintain an adequate supply of the iDEN equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN infrastructure features. In addition, in March 2011, we entered into an agreement, which is now held by Motorola Mobility, which provided for an extension of the agreement under which Motorola Mobility will supply iDEN handsets through 2014. We also agreed to handset volume purchase commitments with respect to certain handset models and pricing parameters linked to the volume of our handset purchases. If we do not meet the specified handset volume commitments, we will be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. This agreement also provided that Motorola Mobility will continue to develop and deliver new handsets using the iDEN platform as we develop our WCDMA-based networks in the coming years.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, Nextel Brazil had accrued liabilities of $60.0 million and $56.8 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $27.4 million and $29.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $238.4 million and $242.4 million as of December 31, 2011. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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
The components of the income tax provision from continuing operations are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Current:
Federal	$—	$35	$(2,973)
State, net of Federal tax benefit	—	—	(480)
Foreign	(363,977)	(287,366)	(224,350)
Total current income tax provision	(363,977)	(287,331)	(227,803)
Deferred:
Federal	7,906	10,824	43,265
State, net of Federal tax benefit	880	1,210	4,783
Foreign	11,002	15,832	(22,447)
Total deferred income tax benefit	19,788	27,866	25,601
Total income tax provision	$(344,189)	$(259,465)	$(202,202)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—%	—%	(1)%
Effect of foreign operations	2%	(3)%	(4)%
Change in deferred tax asset valuation allowance	23%	2%	3%
Intercompany transactions	—%	—%	(1)%
Tax on subpart F income	2%	1%	1%
Withholding tax	5%	4%	3%
Tax — deductible dividends	(5)%	(4)%	(2)%
U.S. tax on unremitted foreign earnings	—%	13%	—%
Inflation adjustments	(3)%	(5)%	(3)%
Income tax credits	(1)%	(1)%	—%
Loss on Mexican fixed asset dispositions	3%	—%	—%
Other nondeductible expenses	1%	1%	1%
Other	(2)%	—%	3%
Income tax rate	60%	43%	35%
Significant components of our deferred tax assets and liabilities consist of the following:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010
	(Restated)	(Restated)
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$327,720	$285,700
Allowance for doubtful accounts	38,502	36,628
Accrued expenses	140,483	117,086
Accrual for contingent liabilities	15,410	13,673
Property, plant and equipment	304,991	305,664
Capital lease obligations	50,219	55,935
Deferred revenue	58,199	48,252
Equity compensation	75,456	61,203
Inventory reserve	16,572	29,150
Other	24,669	14,031
	1,052,221	967,322
Valuation allowance	(240,715)	(106,811)
Total deferred tax asset	811,506	860,511
Deferred tax liabilities:
Intangible assets	54,082	67,754
Unremitted foreign earnings	88,039	85,593
Deferred revenue	43,698	33,248
Property, plant and equipment	34,217	17,704
Debt discount	1,287	22,054
Billing reserve	14,058	21,370
Other	26,078	31,115
Total deferred tax liability	261,459	278,838
Net deferred tax asset	$550,047	$581,673
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
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate a total of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. As of December 31, 2010, we included an $85.6 million provision in deferred tax liability for U.S. Federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability increased by a net tax effect of $2.4 million in 2011 due to adjustments to the prior year amounts. As of December 31, 2011 this deferred tax liability was $88.0 million. Except for the earnings associated with this $88.0 million provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries' undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
As of December 31, 2011, we had $509.0 million of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expires in various amounts beginning in 2019 through 2031. The timing and manner in which we will utilize the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 relating to changes in our ownership.
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
As of December 31, 2011, we had $2.8 million of net operating loss carryforwards in our Mexican subsidiary. These carryforwards expire in various amounts and at various periods from 2012 to 2021. Nextel Chile and our holding companies in Luxembourg had $352.0 million and $79.8 million, respectively, of net operating loss carryforwards that can be carried forward indefinitely. Our holding companies in Spain had $4.8 million net operating loss carryforwards that can be carried forward 15 years starting from the first period these holding companies generate profit and our holding company in Netherlands had $0.1 million of net operating loss carryforwards that can be carried forward nine years. Nextel Peru had $78.8 million of net operating loss carryforwards that can be utilized indefinitely, but the losses may only offset up to 50% of taxable income each year. In addition, our Brazilian subsidiaries had $352.5 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
We excluded $211.8 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset presented above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital rather than a reduction to the income tax expense. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under FASB's updated authoritative guidance on share-based payments; and (3) from excess stock option deductions accounted for under FASB's updated authoritative guidance on share-based payments. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under FASB's updated authoritative guidance on share-based payments. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in FASB's updated authoritative guidance on share-based payments. During 2011, the deferred tax asset valuation allowance increased by a net amount of $133.9 million, primarily due to an increase in the net operating loss carryforwards in the U.S, Chile and Luxembourg, for which it is more likely than not that the benefits will not be realized.
The following table shows the deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2011 and 2010:

	2011	2010
	(Restated)
	(in millions)
Brazil	$36.8	$39.1
Chile	60.2	33.7
U.S.	124.9	25.2
Luxembourg	16.7	6.2
Mexico	0.8	1.9
Spain	1.3	0.7
Total	$240.7	$106.8
Of the total $240.7 million consolidated deferred tax asset valuation allowance as of December 31, 2011, $15.9 million of Nextel Brazil's valuation allowance existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with the FASB's updated authoritative guidance on financial reporting by entities in reorganization under the bankruptcy code as a reduction to income tax expense.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income from continuing operations before income taxes consisted of the following (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
U.S.	$(289,591)	$(223,707)	$(188,735)
Non-U.S.	858,976	821,630	760,939
Total	$569,385	$597,923	$572,204

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2011 (Restated)
Operating revenues	$3,456,758	$2,249,447	$648,926	$354,129	$30,176	$(4,490)	$6,734,946
Segment earnings (losses)	$1,047,297	$747,247	$168,790	$35,315	$(425,368)	$11,358	$1,584,639
Less:
Depreciation and amortization							(653,087)
Foreign currency transaction losses, net							(36,975)
Interest expense and other, net							(325,192)
Income before income tax provision							$569,385
Capital expenditures	$656,498	$387,345	$86,363	$105,502	$214,499	$—	$1,450,207
Year Ended December 31, 2010 (Restated)
Operating revenues	$2,595,761	$2,113,762	$563,459	$312,016	$24,492	$(3,683)	$5,605,807
Segment earnings (losses)	$814,201	$745,155	$148,924	$22,263	$(302,683)	$7,419	$1,435,279
Less:
Depreciation and amortization							(554,886)
Foreign currency transaction gains, net							52,374
Interest expense and other, net							(334,844)
Income before income tax provision							$597,923
Capital expenditures	$425,629	$128,550	$47,323	$94,019	$175,974	$—	$871,495
Year Ended December 31, 2009 (Restated)
Operating revenues	$1,732,067	$1,861,864	$519,720	$268,385	$14,085	$(1,093)	$4,395,028
Segment earnings (losses)	$487,264	$653,110	$148,803	$14,605	$(201,662)	$—	$1,102,120
Less:
Depreciation and amortization							(434,584)
Foreign currency transaction gains, net							104,866
Interest expense and other, net							(200,198)
Income before income tax provision							$572,204
Capital expenditures	$408,701	$104,418	$38,626	$148,463	$34,201	$—	$734,409
December 31, 2011 (Restated)
Identifiable assets	$4,071,612	$2,346,307	$427,428	$597,891	$2,379,185	$(287)	$9,822,136
December 31, 2010 (Restated)
Identifiable assets	$3,044,163	$2,019,550	$393,246	$556,752	$2,181,676	$(287)	$8,195,100

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
2011
Operating revenues	$1,628,741	$1,752,658	$1,754,213	$1,599,334
Operating income	277,985	309,589	217,015	126,963
Net income (loss)	99,590	122,744	(303)	3,165
Net income (loss), per common share, basic	$0.58	$0.72	$—	$0.02
Net income (loss), per common share, diluted	$0.58	$0.71	$—	$0.02

	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
2010
Operating revenues	$1,281,345	$1,353,312	$1,448,277	$1,522,873
Operating income	210,230	213,320	223,639	233,204
Net income	45,994	76,826	121,083	94,555
Net income, per common share, basic	$0.27	$0.46	$0.72	$0.56
Net income, per common share, diluted	$0.27	$0.45	$0.70	$0.55

Quarterly 2010 Financial Data. For the three months ended March 31, 2010, the errors described in Note 14 overstated operating revenues, operating income and net income by $1.8 million, $2.4 million and $2.5 million, respectively. In addition, these errors overstated net income per basic and diluted common share by $0.02 and $0.01, respectively, for the same period. For the three months ended June 30, 2010, the errors described in Note 14 understated operating revenues, operating income and net income by $1.4 million, $0.3 million and $1.3 million, respectively. In addition, these errors understated net income per basic and diluted common share by $0.01 and $0.01, respectively, for the same period. For the three months ended September 30, 2010, the errors described in Note 14 understated operating revenues, operating income and net income by $2.2 million, $1.1 million and $2.6 million, respectively. In addition, these errors understated net income per basic and diluted common share by $0.02 and $0.02, respectively, for the same period. For the three months ended December 31, 2010, the errors described in Note 14 understated operating revenues and operating income by $2.8 million and $4.0 million, respectively, and overstated net income by $4.0 million. In addition, these errors overstated net income per basic and diluted common share by $0.02 and $0.02, respectively, for the same period.
Quarterly 2011 Financial Data. For the three months ended March 31, 2011, the errors described in Note 14 understated operating revenues, operating income and net income by $5.9 million, $3.0 million and $2.8 million, respectively. In addition, these errors understated net income per basic and diluted common share by $0.01 and $0.02, respectively, for the same period. For the three months ended June 30, 2011, the errors noted above understated operating revenue, operating income and net income by $2.5 million, $8.6 million and $9.1 million, respectively. In addition, these errors understated net income per basic and diluted common share by $0.05 and $0.05, respectively, for the same period. For the three months ended September 30, 2011, the errors described in Note 14 understated operating revenues, operating income and net income by $3.2 million, $4.6 million and $2.5 million, respectively. In addition, these errors understated net income per basic and diluted common share by $0.02 and $0.02, respectively, for the same period. For the three months ended December 31, 2011, the errors noted above understated operating revenues, operating income and net income by $4.0 million, $10.6 million and $11.9 million, respectively. In addition, these errors understated net income per basic and diluted common share by $0.07 and $0.07, respectively, for the same period.
The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2011 and 2010, as well as condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009 and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating financial statements included below have been restated to correct the errors described in Note 14. In addition, for the years ended December 31, 2011, 2010 and 2009, we reclassified $82.0 million, $76.8 million and $29.3 million, respectively, in intercompany royalty fees from a contra-expense to other income (expense), net within the parent company and consolidating adjustment columns. These reclassifications had no effect on consolidated amounts and were made for presentation purposes only.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - RESTATED (1)
As of December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(2)	Guarantor Subsidiaries(3)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919
Short-term investments	225,802	—	—	117,620	—	343,422
Accounts receivable, net	13,643	79,719	168,769	864,961	(268,621)	858,471
Handset and accessory inventory	—	—	—	277,291	—	277,291
Deferred income taxes, net	—	—	6,873	200,497	(4,358)	203,012
Prepaid expenses and other	1,483	—	8,552	321,384	(12)	331,407
Total current assets	1,283,286	80,675	192,610	3,052,942	(272,991)	4,336,522
Property, plant and equipment, net	—	—	190,208	3,291,948	(287)	3,481,869
Investments in and advances to affiliates	3,220,290	2,900,599	2,999,630	—	(9,120,519)	—
Intangible assets, net	18,000	—	—	1,164,380	—	1,182,380
Deferred income taxes, net	45,740	—	—	410,162	(45,740)	410,162
Other assets	2,348,372	3,799,519	606,845	470,516	(6,814,049)	411,203
Total assets	$6,915,688	$6,780,793	$3,989,293	$8,389,948	$(16,253,586)	$9,822,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,546	$375,133	$—	$377,679
Accrued expenses and other	635,303	191,992	1,601,508	1,340,655	(2,760,526)	1,008,932
Deferred revenues	—	—	—	159,150	—	159,150
Current portion of long-term debt	206,480	—	15,772	351,213	—	573,465
Total current liabilities	841,783	191,992	1,619,826	2,226,151	(2,760,526)	2,119,226
Long-term debt	23	2,721,658	55,940	1,467,131	—	4,244,752
Deferred revenues	—	—	—	15,585	—	15,585
Deferred credits	—	—	48,253	58,643	(45,740)	61,156
Other long-term liabilities	2,935,800	—	12,580	1,622,808	(4,327,853)	243,335
Total liabilities	3,777,606	2,913,650	1,736,599	5,390,318	(7,134,119)	6,684,054
Total stockholders’ equity	3,138,082	3,867,143	2,252,694	2,999,630	(9,119,467)	3,138,082
Total liabilities and stockholders’ equity	$6,915,688	$6,780,793	$3,989,293	$8,389,948	$(16,253,586)	$9,822,136
_______________________________________

(1)
As of December 31, 2011, the errors described in Note 14 understated stockholders' equity of the parent company, the issuer company, the guarantor subsidiaries and the non-guarantor subsidiaries by $7.1 million, $5.1 million, $5.1 million and $5.1 million, respectively. These errors also overstated the stockholders' equity of the consolidating adjustments by $15.5 million as of December 31, 2011.

(2)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(3)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET - RESTATED (1)
As of December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501
Short-term investments	486,761	—	—	50,778	—	537,539
Accounts receivable, net	—	—	—	797,421	(9,421)	788,000
Handset and accessory inventory	—	—	—	227,191	—	227,191
Deferred income taxes, net	—	—	4,181	171,715	—	175,896
Prepaid expenses and other	2,776	—	5,439	394,173	(34)	402,354
Total current assets	1,037,734	28	131,806	2,738,368	(9,455)	3,898,481
Property, plant and equipment, net	—	—	103,407	2,847,589	(287)	2,950,709
Investments in and advances to affiliates	2,947,710	2,894,158	2,916,467	—	(8,758,335)	—
Intangible assets, net	—	—	—	433,235	—	433,235
Deferred income taxes, net	5,615	—	—	502,216	(5,614)	502,217
Other assets	2,412,248	2,256,448	667,302	588,573	(5,514,113)	410,458
Total assets	$6,403,307	$5,150,634	$3,818,982	$7,109,981	$(14,287,804)	$8,195,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,295	$—	$2,314	$296,421	$—	$300,030
Accrued expenses and other	637,119	173,262	1,596,852	1,132,067	(2,696,859)	842,441
Deferred revenues	—	—	—	158,690	—	158,690
Current portion of long-term debt	—	—	1,729	445,266	—	446,995
Total current liabilities	638,414	173,262	1,600,895	2,032,444	(2,696,859)	1,748,156
Long-term debt	1,043,258	1,279,525	39,334	454,799	—	2,816,916
Deferred revenues	—	—	—	20,476	—	20,476
Deferred credits	—	—	25,990	75,432	(6,696)	94,726
Other long-term liabilities	1,421,326	—	9,773	1,610,363	(2,826,945)	214,517
Total liabilities	3,102,998	1,452,787	1,675,992	4,193,514	(5,530,500)	4,894,791
Total stockholders’ equity	3,300,309	3,697,847	2,142,990	2,916,467	(8,757,304)	3,300,309
Total liabilities and stockholders’ equity	$6,403,307	$5,150,634	$3,818,982	$7,109,981	$(14,287,804)	$8,195,100
_______________________________________

(1)
As of December 31, 2010, the errors described in Note 14 overstated stockholders' equity of the parent company, the issuer company, the guarantor subsidiaries and the non-guarantor subsidiaries by $19.3 million, $11.5 million, $15.1 million and $9.5 million, respectively. These errors also understated the stockholders' equity of the consolidating adjustments by $36.1 million as of December 31, 2010.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,072	$6,734,946	$(3,072)	$6,734,946
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	162	2,645,169	—	2,645,331
Selling, general and administrative	3,467	179	322,941	2,192,819	(14,430)	2,504,976
Management fee and other	—	—	(153,035)	223,630	(70,595)	—
Depreciation and amortization	—	—	12,334	640,753	—	653,087
	3,467	179	182,402	5,702,371	(85,025)	5,803,394
Operating (loss) income	(3,467)	(179)	(179,330)	1,032,575	81,953	931,552
Other income (expense)
Interest expense, net	(231,602)	(166,940)	(2,715)	(160,996)	240,142	(322,111)
Interest income	19,421	222,866	207	31,872	(240,142)	34,224
Foreign currency transaction losses, net	(4)	—	—	(36,971)	—	(36,975)
Equity in income of affiliates	324,435	506,345	520,665	—	(1,351,445)	—
Other income (expense), net	67,040	—	(111)	(22,279)	(81,955)	(37,305)
	179,290	562,271	518,046	(188,374)	(1,433,400)	(362,167)
Income before income tax benefit (provision)	175,823	562,092	338,716	844,201	(1,351,447)	569,385
Income tax benefit (provision)	49,373	(17,260)	(52,766)	(323,536)	—	(344,189)
Net income	$225,196	$544,832	$285,950	$520,665	$(1,351,447)	$225,196

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(462,457)	$(462,457)	$(462,457)	$(462,457)	$1,387,371	$(462,457)
Other	(342)	(342)	(342)	(342)	1,026	(342)
Other comprehensive loss	(462,799)	(462,799)	(462,799)	(462,799)	1,388,397	(462,799)
Net income	225,196	544,832	285,950	520,665	(1,351,447)	225,196
Total comprehensive (loss) income	$(237,603)	$82,033	$(176,849)	$57,866	$36,950	$(237,603)
_______________________________________
(1) For the year ended December 31, 2011, the errors described in Note 14 understated income before income tax benefit (provision) and net income of the parent company by $24.3 million and $26.4 million, respectively. These errors did not impact the operating (loss) income of the parent company. These errors understated both income before income tax benefit (provision) and net income of the issuer company by $19.2 million for the same period. There was no impact to the operating (loss) income of the issuer company. For the year ended December 31, 2011, these errors also understated operating (loss) income, income before income tax benefit (provision) and net income by $3.7 million, $18.2 million, or $22.9 million, respectively, for the guarantor subsidiaries and $23.2 million, $22.1 million and $14.6 million, respectively, for the non-guarantor subsidiaries. These errors also overstated both income before income tax benefit (provision) and net income related to the consolidating adjustments by $56.6 million for the same period.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Year Ended December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,304	$5,605,807	$(2,304)	$5,605,807
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	106	2,223,716	—	2,223,822
Selling, general and administrative	10,064	389	226,776	1,719,201	(9,724)	1,946,706
Management fee and other	—	—	(125,683)	195,077	(69,394)	—
Depreciation and amortization	—	—	7,637	547,249	—	554,886
	10,064	389	108,836	4,685,243	(79,118)	4,725,414
Operating (loss) income	(10,064)	(389)	(106,532)	920,564	76,814	880,393
Other income (expense)
Interest expense, net	(245,340)	(126,140)	(1,131)	(174,030)	201,642	(344,999)
Interest income	16,568	187,106	499	26,310	(201,642)	28,841
Foreign currency transaction gains, net	—	—	—	52,374	—	52,374
Equity in income of affiliates	416,532	485,313	568,190	—	(1,470,035)	—
Other income (expense), net	76,853	—	143	(18,855)	(76,827)	(18,686)
	264,613	546,279	567,701	(114,201)	(1,546,862)	(282,470)
Income before income tax benefit (provision)	254,549	545,890	461,169	806,363	(1,470,048)	597,923
Income tax benefit (provision)	83,909	(26,911)	(68,439)	(248,024)	—	(259,465)
Net income	$338,458	$518,979	$392,730	$558,339	$(1,470,048)	$338,458

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$109,411	$109,411	$109,411	$109,411	$(328,233)	$109,411
Other	(2,894)	(2,894)	(1,743)	(5,474)	10,111	(2,894)
Other comprehensive income	106,517	106,517	107,668	103,937	(318,122)	106,517
Net income	338,458	518,979	392,730	558,339	(1,470,048)	338,458
Total comprehensive income	$444,975	$625,496	$500,398	$662,276	$(1,788,170)	$444,975
_______________________________________
(1) For the year ended December 31, 2010, the errors described in Note 14 overstated income before income tax benefit (provision) and net income of the parent company by $1.0 million and $2.6 million, respectively. There was no impact to the operating (loss) income of the parent company. These errors also understated both income before income tax benefit (provision) and net income of the issuer company by $2.2 million for the same period. There was no impact to operating (loss) income of the issuer company. For the year ended December 31, 2010, these errors also overstated operating (loss) income, income before income tax benefit (provision) and net income of the guarantor subsidiaries by $3.6 million, $1.4 million and $1.5 million, respectively. These errors also understated operating (loss) income, income before income tax benefit (provision) and net income of the non-guarantor subsidiaries by $6.6 million, $3.4 million and $2.2 million, respectively. In addition, these errors also overstated both income before income tax benefit (provision) and net income related to the consolidating adjustments by $2.9 million for the same period.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Year Ended December 31, 2009

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$—	$4,395,028	$—	$4,395,028
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	175	1,853,450	—	1,853,625
Selling, general and administrative	—	4	149,734	1,289,545	—	1,439,283
Management fee and other	—	—	(81,997)	111,332	(29,335)	—
Depreciation and amortization	—	—	6,636	427,948	—	434,584
	—	4	74,548	3,682,275	(29,335)	3,727,492
Operating (loss) income	—	(4)	(74,548)	712,753	29,335	667,536
Other income (expense)
Interest expense, net	(95,723)	(32,903)	(691)	(105,573)	11,414	(223,476)
Interest income	3,884	—	8,354	24,762	(11,414)	25,586
Foreign currency transaction gains (losses), net	3,064	—	(1)	101,803	—	104,866
Equity in income (losses) of affiliates	374,877	272,842	(10,548)	—	(637,171)	—
Other income (expense), net	31,477	—	(4,063)	(382)	(29,340)	(2,308)
	317,579	239,939	(6,949)	20,610	(666,511)	(95,332)
Income (loss) before income tax benefit (provision)	317,579	239,935	(81,497)	733,363	(637,176)	572,204
Income tax benefit (provision)	52,423	32,199	(54,159)	(232,665)	—	(202,202)
Net income (loss)	$370,002	$272,134	$(135,656)	$500,698	$(637,176)	$370,002

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$373,272	$60,399	$(2,835)	$373,272	$(430,836)	$373,272
Other	(665)	(665)	—	5,090	(4,425)	(665)
Other comprehensive income (loss)	372,607	59,734	(2,835)	378,362	(435,261)	372,607
Net income (loss)	370,002	272,134	(135,656)	500,698	(637,176)	370,002
Total comprehensive income (loss)	$742,609	$331,868	$(138,491)	$879,060	$(1,072,437)	$742,609
_______________________________________
(1) For the year ended December 31, 2009, the errors described in Note 14 overstated income (loss) before income tax benefit (provision) and net income (loss) of the parent company by $26.9 million and $11.5 million, respectively. These errors had no effect on operating (loss) income of the parent company or the issuer company and understated net income (loss) of the issuer company by $24.0 million for the same period. There was no impact to income (loss) before income tax benefit (provision) of the issuer company for this period. For the year ended December 31, 2009, these errors also overstated net income (loss) of the guarantor subsidiaries by $41.8 million. There was no impact to operating (loss) income or income (loss) before income tax benefit (provision) of the guarantor subsidiaries for this period. These errors also overstated operating (loss) income, income (loss) before income tax benefit (provision) and net income (loss) of the non-guarantor subsidiaries by $9.3 million, $13.9 million and $9.2 million, respectively. In addition, these errors also understated income (loss) before income tax benefit (provision) and net income (loss) related to the consolidating adjustments by $26.9 million and $26.9 million, respectively, for the same period.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$225,196	$544,832	$285,950	$520,665	$(1,351,447)	$225,196
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(342,613)	(552,537)	(271,750)	795,926	1,128,169	757,195
Net cash (used in) provided by operating activities	(117,417)	(7,705)	14,200	1,316,591	(223,278)	982,391
Cash flows from investing activities:
Capital expenditures	(124,169)	—	—	(940,664)	—	(1,064,833)
Payments for purchases of licenses	—	—	—	(138,678)	—	(138,678)
Purchases of long-term and short- term investments	(329,292)	—	—	(1,969,117)	—	(2,298,409)
Proceeds from sales of long-term and short-term investments	585,000	—	—	1,891,986	—	2,476,986
Transfers from restricted cash	—	—	—	136,467	—	136,467
Intercompany borrowings	(76,141)	(1,424,860)	—	—	1,501,001	—
Proceeds from intercompany transactions	137,089	—	—	—	(137,089)	—
Capital contributions	(126,302)	—	—	—	126,302	—
Other, net	(276)	—	—	(21,540)	—	(21,816)
Net cash provided by (used in) investing activities	65,909	(1,424,860)	—	(1,041,546)	1,490,214	(910,283)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,439,500	—	—	—	1,439,500
Borrowings under line of credit	—	—	—	745,150	—	745,150
Borrowings under long-term credit facility	—	—	—	365,386	—	365,386
Repayments under syndicated loan facilities	—	—	—	(264,942)	—	(264,942)
Repayments under spectrum license financing	—	—	—	(683,878)	—	(683,878)
Repayments under intercompany long-term loan	—	—	—	(137,089)	137,089	—
Repayments of import financing	—	—	—	(129,919)	—	(129,919)
Capital contributions	—	103,302	23,000	—	(126,302)	—
Proceeds from intercompany long- term loan	1,424,860	—	—	76,141	(1,501,001)	—
Purchases of convertible notes	(904,200)	—	—	—	—	(904,200)
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	25,009	(25,170)	(11,831)	(30,102)	—	(42,094)
Net cash flows provided by (used in) financing activities	545,669	1,433,493	(127,970)	(59,253)	(1,266,936)	525,003
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(41,693)	—	(41,693)
Net increase (decrease) in cash and cash equivalents	494,161	928	(113,770)	174,099	—	555,418
Cash and cash equivalents, beginning of year	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of year	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Year Ended December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$338,458	$518,979	$392,730	$558,339	$(1,470,048)	$338,458
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(485,455)	(540,996)	(266,125)	525,401	1,318,819	551,644
Net cash (used in) provided by operating activities	(146,997)	(22,017)	126,605	1,083,740	(151,229)	890,102
Cash flows from investing activities:
Capital expenditures	(39,017)	—	—	(652,030)	—	(691,047)
Purchases of long-term and short- term investments	(540,921)	—	—	(1,299,272)	—	(1,840,193)
Proceeds from sales of short-term investments	50,000	—	—	1,366,545	—	1,416,545
Transfers from restricted cash	—	—	—	99,100	—	99,100
Transfers to restricted cash	(14)	—	—	(98,528)	—	(98,542)
Intercompany borrowings	(62,995)	400	63,955	—	(1,360)	—
Payments for acquisitions, purchases of licenses and other	(26,462)	(400)	—	(61,888)	26,862	(61,888)
Net cash (used in) provided by investing activities	(619,409)	—	63,955	(646,073)	25,502	(1,176,025)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—	—	—	130,000	—	130,000
Repayments under syndicated loan facilities	—	—	—	(87,117)	—	(87,117)
Repayments under import financing	—	—	—	(80,606)	—	(80,606)
Purchases of convertible notes	(442,972)	—	—	—	—	(442,972)
Intercompany dividends	—	—	(67,090)	(84,139)	151,229	—
Other, net	55,384	22,017	(1,284)	(31,083)	(25,502)	19,532
Net cash flows (used in) provided by financing activities	(387,588)	22,017	(68,374)	(152,945)	125,727	(461,163)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10,523	—	10,523
Net (decrease) increase in cash and cash equivalents	(1,153,994)	—	122,186	295,245	—	(736,563)
Cash and cash equivalents, beginning of year	1,702,191	28	—	801,845	—	2,504,064
Cash and cash equivalents, end of year	$548,197	$28	$122,186	$1,097,090	$—	$1,767,501

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Year Ended December 31, 2009

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$370,002	$272,134	$(135,656)	$500,698	$(637,176)	$370,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(269,499)	(272,134)	135,656	414,189	486,541	494,753
Net cash provided by operating activities	100,503	—	—	914,887	(150,635)	864,755
Cash flows from investing activities:
Capital expenditures	(2,393)	—	—	(647,185)	—	(649,578)
Purchases of short-term investments	—	—	—	(964,489)	—	(964,489)
Proceeds from sales of short-term investments	55,369	—	—	903,999	—	959,368
Transfers to restricted cash	(3,612)	—	—	(121,210)	—	(124,822)
Transfers from restricted cash	4,120	—	—	13,632	—	17,752
Intercompany borrowings	(157,058)	(1,248,976)	—	—	1,406,034	—
Payments for acquisitions, purchases of licenses and other	(47,715)	—	—	(29,116)	42,240	(34,591)
Net cash used in investing activities	(151,289)	(1,248,976)	—	(844,369)	1,448,274	(796,360)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,249,078	—	—	—	1,249,078
Repayments under syndicated loan facilities	—	—	—	(89,673)	—	(89,673)
Intercompany dividends	—	—	—	(150,637)	150,637	—
Intercompany investments	1,248,977	—	—	157,056	(1,406,033)	—
Other, net	13,205	(74)	—	85,013	(42,243)	55,901
Net cash flows provided by financing activities	1,262,182	1,249,004	—	1,759	(1,297,639)	1,215,306
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(22,888)	—	(22,888)
Net increase in cash and cash equivalents	1,211,396	28	—	49,389	—	1,260,813
Cash and cash equivalents, beginning of year	490,795	—	—	752,456	—	1,243,251
Cash and cash equivalents, end of year	$1,702,191	$28	$—	$801,845	$—	$2,504,064

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Restatement of Previously Issued Financial Statements

As previously disclosed in our Form 10-Q for the period ended June 30, 2012, in connection with the initial preparation of our quarterly report on Form 10-Q for the period ended June 30, 2012, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was immaterial. However, as the impact of correcting the cumulative effect of these errors would have been material to our projected results of operations for the year ended December 31, 2012, we concluded that prior period financial statements should be revised in future filings. Based on that determination, we presented revised financial information that reflected the impact of the correction of these errors on our prior period financial statements in the notes to the financial statements that were included in our original quarterly report on Form 10-Q for the period ended June 30, 2012.

In October 2012, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 and our unaudited interim financial statements for the periods ended March 31, 2012 and 2011 to reflect the correction of the previously identified errors and the correction of other immaterial errors identified in the third quarter of 2012. We are also amending our interim financial statements for the periods ended June 30, 2012 and 2011 to reference the restatement and to correct the immaterial errors identified in the third quarter of 2012. In addition, we restated our unaudited interim financial statements for the periods ended September 30, 2011 in our quarterly report on Form 10-Q for the period ended September 30, 2012. The financial statements contained herein reflect the restatement of the prior period financial statements for the years ended December 31, 2011, 2010 and 2009. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. The impact of these errors on net cash flows from operating and investing activities was inconsequential.

The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to our consolidated financial statements:

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

The following tables present the effect of these corrections on our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made revisions:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2011
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Restated
Service and other revenues	$6,403,154	$365	(1) (4)	$6,403,519
Handset and accessory revenues	316,190	15,237	(1)	331,427
	6,719,344	15,602		6,734,946
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,786,066	3,336	(4) (5)	1,789,402
Cost of handsets and accessories	859,372	(3,443)	(1)	855,929
Selling, general and administrative	2,511,857	(6,881)	(2) (5)	2,504,976
Depreciation	618,412	(4,254)	(1) (4)	614,158
Amortization	38,929	—		38,929
	5,814,636	(11,242)		5,803,394
Operating income	904,708	26,844		931,552

Other expense
Interest expense, net	(322,501)	390	(1) (4) (5)	(322,111)
Interest income	34,224	—		34,224
Foreign currency transaction losses, net	(36,975)	—		(36,975)
Other expense, net	(37,305)	—		(37,305)
	(362,557)	390		(362,167)
Income before income tax provision	542,151	27,234		569,385
Income tax provision	(343,347)	(842)	(3)	(344,189)
Net income	$198,804	$26,392		$225,196

Net income, per common share, basic	$1.17	$0.14		$1.31
Net income, per common share, diluted	$1.15	$0.15		$1.30

Weighted average number of common shares outstanding, basic	170,601	—		170,601
Weighted average number of common shares outstanding, diluted	172,781	—		172,781

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2010
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Restated
Service and other revenues	$5,347,724	$676	(1) (4)	$5,348,400
Handset and accessory revenues	253,592	3,815	(1)	257,407
	5,601,316	4,491		5,605,807
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,506,019	(1,416)	(4)	1,504,603
Cost of handsets and accessories	723,115	(3,896)	(1)	719,219
Selling, general and administrative	1,941,789	4,917	(2) (5)	1,946,706
Depreciation	518,774	1,906	(1) (4)	520,680
Amortization	34,206	—		34,206
	4,723,903	1,511		4,725,414
Operating income	877,413	2,980		880,393

Other expense
Interest expense, net	(342,204)	(2,795)	(1) (4) (5)	(344,999)
Interest income	28,841	—		28,841
Foreign currency transaction gains, net	52,374	—		52,374
Other expense, net	(18,686)	—		(18,686)
	(279,675)	(2,795)		(282,470)
Income before income tax provision	597,738	185		597,923
Income tax provision	(256,686)	(2,779)	(3)	(259,465)
Net income (loss)	$341,052	$(2,594)		$338,458

Net income (loss), per common share, basic	$2.03	$(0.02)		$2.01
Net income (loss), per common share, diluted	$1.99	$(0.02)		$1.97

Weighted average number of common shares outstanding, basic	168,160	—		168,160
Weighted average number of common shares outstanding, diluted	175,709	—		175,709

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2009
(in thousands, except per share data)

Operating revenues	As Previously Reported	Adjustments	Description of Adjustment	As Restated
Service and other revenues	$4,153,548	$308	(4)	$4,153,856
Handset and accessory revenues	244,051	(2,879)	(1)	241,172
	4,397,599	(2,571)		4,395,028
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,225,222	(1,194)	(4)	1,224,028
Cost of handsets and accessories	623,733	5,864	(1)	629,597
Selling, general and administrative	1,438,463	820	(5)	1,439,283
Depreciation	404,062	1,280	(1) (4)	405,342
Amortization	29,242	—		29,242
	3,720,722	6,770		3,727,492
Operating income (loss)	676,877	(9,341)		667,536

Other expense
Interest expense, net	(218,844)	(4,632)	(1) (4) (5)	(223,476)
Interest income	25,586	—		25,586
Foreign currency transaction gains, net	104,866	—		104,866
Other expense, net	(2,308)	—		(2,308)
	(90,700)	(4,632)		(95,332)
Income (loss) before income tax provision	586,177	(13,973)		572,204
Income tax (provision) benefit	(204,686)	2,484	(3)	(202,202)
Net income (loss)	$381,491	$(11,489)		$370,002

Net income (loss), per common share, basic	$2.30	$(0.08)		$2.22
Net income (loss), per common share, diluted	$2.27	$(0.07)		$2.20

Weighted average number of common shares outstanding, basic	166,042	—		166,042
Weighted average number of common shares outstanding, diluted	174,014	—		174,014

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of these corrections on our consolidated balance sheets as of December 31, 2011 and 2010 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made revisions:

As of December 31, 2011
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Restated
Cash and cash equivalents	$2,322,919	$—		$2,322,919
Short-term investments	343,422	—		343,422
Accounts receivable, less allowance for doubtful accounts of $66,252	858,471	—		858,471
Handset and accessory inventory	277,291	—		277,291
Deferred income taxes, net	192,712	10,300	(3)	203,012
Prepaid expenses and other	310,233	21,174	(1) (3) (5)	331,407
Total current assets	4,305,048	31,474		4,336,522
Property, plant and equipment, net	3,490,474	(8,605)	(1) (2) (4)	3,481,869
Intangible assets, net	1,182,203	177	(5)	1,182,380
Deferred income taxes, net	417,966	(7,804)	(3)	410,162
Other assets	411,203	—		411,203
Total assets	$9,806,894	$15,242		$9,822,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$377,679	$—		$377,679
Accrued expenses and other	992,410	16,522	(1) (3) (5)	1,008,932
Deferred revenues	159,150	—		159,150
Current portion of long-term debt	573,465	—		573,465
Total current liabilities	2,102,704	16,522		2,119,226
Long-term debt	4,253,171	(8,419)	(4)	4,244,752
Deferred revenues	15,585	—		15,585
Deferred credits	61,145	11	(3)	61,156
Other long-term liabilities	243,335	—		243,335
Total liabilities	6,675,940	8,114		6,684,054
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 171,177 shares issued and outstanding	171	—		171
Paid-in capital	1,440,079	—		1,440,079
Retained earnings	2,214,754	7,128	(1) (2) (3) (4) (5)	2,221,882
Accumulated other comprehensive loss	(524,050)	—		(524,050)
Total stockholders' equity	3,130,954	7,128		3,138,082
Total liabilities and stockholders' equity	$9,806,894	$15,242		$9,822,136

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010
(in thousands)

ASSETS
Current assets	As Previously Reported	Adjustment	Description of Adjustment	As Restated
Cash and cash equivalents	$1,767,501	$—		$1,767,501
Short-term investments	537,539	—		537,539
Accounts receivable, less allowance for doubtful accounts of $41,282	788,000	—		788,000
Handset and accessory inventory	227,191	—		227,191
Deferred income taxes, net	186,988	(11,092)	(3)	175,896
Prepaid expenses and other	393,658	8,696	(1) (3)	402,354
Total current assets	3,900,877	(2,396)		3,898,481
Property, plant and equipment, net	2,960,046	(9,337)	(1) (2) (4)	2,950,709
Intangible assets, net	433,208	27	(5)	433,235
Deferred income taxes, net	486,098	16,119	(3)	502,217
Other assets	410,458	—		410,458
Total assets	$8,190,687	$4,413		$8,195,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$300,030	$—		$300,030
Accrued expenses and other	827,253	15,188	(1) (3) (5)	842,441
Deferred revenues	158,690	—		158,690
Current portion of long-term debt	446,995	—		446,995
Total current liabilities	1,732,968	15,188		1,748,156
Long-term debt	2,818,423	(1,507)	(4)	2,816,916
Deferred revenues	20,476	—		20,476
Deferred credits	88,068	6,658	(3)	94,726
Other long-term liabilities	211,179	3,338	(5)	214,517
Total liabilities	4,871,114	23,677		4,894,791
Commitments and contingencies
Stockholders' equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized - no shares issued or outstanding	—	—		—
Common stock, par value $0.001, 600,000 shares authorized, 169,661 shares issued and outstanding	169	—		169
Paid-in capital	1,364,705	—		1,364,705
Retained earnings	2,015,950	(19,264)	(1) (2) (3) (4) (5)	1,996,686
Accumulated other comprehensive loss	(61,251)	—		(61,251)
Total stockholders' equity	3,319,573	(19,264)		3,300,309
Total liabilities and stockholders' equity	$8,190,687	$4,413		$8,195,100

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (1)
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (2)	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$41,282	$161,853	$(136,883)	$66,252
Valuation allowance for deferred tax assets (Restated)	$106,811	$34,490	$99,414	$240,715
Year Ended December 31, 2010 (Restated)
Allowance for doubtful accounts	$35,148	$75,904	$(69,770)	$41,282
Valuation allowance for deferred tax assets (Restated)	$75,545	$44,140	$(12,874)	$106,811
Year Ended December 31, 2009 (Restated)
Allowance for doubtful accounts	$27,875	$86,960	$(79,687)	$35,148
Valuation allowance for deferred tax assets (Restated)	$48,456	$27,111	$(22)	$75,545
_______________________________________

(1)	As described in Note 14 to these consolidated financial statements, we have restated this schedule to correct certain errors.

(2)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc.	8-K	2.1	11/12/02
3.1	Restated Certificate of Incorporation of NII Holdings, as amended	10-K	3.1	02/27/07
3.2	Third Amended and Restated Bylaws of NII Holdings	8-K	3.1	02/17/12
4.1	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	10-Q	4.1	08/06/07
4.2	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.3	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.4	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.5	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00
10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06

10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9(+)	Form of NII Holdings Change of Control Severance Plan	10-K	10.9	02/23/12
10.10(+)	2004 Incentive Compensation Plan	10-Q	10.1	08/06/08
10.11(+)	Form of Executive Officer Restricted Stock Award Agreement	8-K	10.1	04/22/09
10.12(+)	Form of Executive Officer Nonqualified Stock Option Agreement	8-K	10.2	04/22/09
10.13(+)	Form of Non-Employee Director Restricted Stock Award Agreement	10-Q	10.3	05/06/09
10.14(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.15(+)	Outside Directors Deferral Plan	10-K	10.3	02/27/08
10.16(+)	Severance Plan	10-Q	10.3	08/06/08
10.17(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.18(+)	Employment Agreement for Steven M. Shindler, dated June 8, 2009	8-K	10.1	06/09/09
10.19(+)	Employment Agreement for Sergio Chaia, dated January 16, 2007	10-K	10.3	02/25/10
10.20(+)	Employment Letter Agreement, dated April 29, 2011, between NII Holdings and Peter A. Foyo	10-Q	10.2	05/05/11
12.1	Ratio of Earnings to Fixed Charges				*
14.1	Code of Business Conduct and Ethics	10-K	14.1	03/12/04
21.1	Subsidiaries of NII Holdings	10-K	21.1	02/23/12
23.1	Consent of PricewaterhouseCoopers LLP				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
					*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.