Form 10-Q/A
period 2012-03-31
NII HOLDINGS INC
filed 2012-11-19
CIK 1037016

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of NII Holdings, Inc., or the Company, for the quarter ended March 31, 2012, as originally filed with the Securities and Exchange Commission, or the SEC, on May 9, 2012. We refer to the quarterly report on Form 10-Q that was filed on May 9, 2012 as the original filing. This Form 10-Q/A is being filed to restate the Company's condensed consolidated financial statements in Item 1 and related disclosures (including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the periods ended March 31, 2012 and 2011 and the Disclosure Controls and Procedures included in Item 4.
As more fully described in Note 1 to the condensed consolidated financial statements, in connection with the initial preparation of our quarterly report on Form 10-Q for the period ended June 30, 2012, we determined that certain previously issued financial statements contained errors. At that time, we evaluated the impact of these errors under the SEC's authoritative guidance on materiality and determined that the impact of these errors, individually and in the aggregate, on prior period financial statements was immaterial. However, as the impact of correcting the cumulative effect of these errors would have been material to our projected results of operations for the year ended December 31, 2012, we concluded that prior period financial statements should be revised in future filings. Based on that determination, we presented revised financial information that reflected the impact of the correction of these errors on our prior period financial statements in the notes to the financial statements that were included in our original quarterly report on Form 10-Q for the period ended June 30, 2012.
In October 2012, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 and our unaudited interim financial statements for the periods ended March 31, 2012 and 2011 to reflect the correction of the previously identified errors and the correction of immaterial errors identified in the third quarter of 2012. We are also amending our unaudited interim financial statements for the periods ended June 30, 2012 and 2011 to reference the restatement and to correct the immaterial errors identified in the third quarter of 2012. In addition, we restated our unaudited interim financial statements for the period ended September 30, 2011 in our quarterly report on Form 10-Q for the period ended September 30, 2012. See Note 1 to our condensed consolidated financial statements in Item 1 for further information.
In connection with the restatement of our financial statements described herein, management re-evaluated the Company's internal controls over financial reporting and disclosure controls and procedures and determined that a material weakness existed as of March 31, 2012. For a discussion of management's consideration of the Company's internal control over financial reporting and the material weakness identified, see Item 4.
Although this Form 10-Q/A supersedes the original filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. In this Form 10-Q/A, we also refer to Amendment No. 1 to the Company's annual report on Form 10-K for the year ended December 31, 2011 as the Company's Form 10-K/A.

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2012	December 31, 2011
	(Restated) (1)	(Restated) (1)
ASSETS
Current assets
Cash and cash equivalents	$2,046,668	$2,322,919
Short-term investments	289,903	343,422
Accounts receivable, less allowance for doubtful accounts of $71,869 and $66,252	841,251	858,471
Handset and accessory inventory	279,239	277,291
Deferred income taxes, net	222,329	203,012
Prepaid expenses and other	378,738	331,407
Total current assets	4,058,128	4,336,522
Property, plant and equipment, net	3,691,618	3,481,869
Intangible assets, net	1,244,805	1,182,380
Deferred income taxes, net	425,573	410,162
Other assets	435,529	411,203
Total assets	$9,855,653	$9,822,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$287,300	$377,679
Accrued expenses and other	1,007,536	1,008,932
Deferred revenues	165,395	159,150
Current portion of long-term debt	397,786	573,465
Total current liabilities	1,858,017	2,119,226
Long-term debt	4,312,273	4,244,752
Deferred revenues	16,335	15,585
Deferred credits	63,137	61,156
Other long-term liabilities	260,812	243,335
Total liabilities	6,510,574	6,684,054
Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2012 and 2011, no shares issued or outstanding — 2012 and 2011	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2012 and 2011, 171,191 shares issued and outstanding — 2012, 171,177 shares issued and outstanding — 2011	171	171
Paid-in capital	1,454,146	1,440,079
Retained earnings	2,235,471	2,221,882
Accumulated other comprehensive loss	(344,709)	(524,050)
Total stockholders’ equity	3,345,079	3,138,082
Total liabilities and stockholders’ equity	$9,855,653	$9,822,136
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the condensed consolidated financial statements included herein to correct certain errors.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended March 31,
	2012	2011
	(Restated) (1)	(Restated) (1)
Operating revenues
Service and other revenues	$1,543,721	$1,546,193
Handset and accessory revenues	89,427	82,548
	1,633,148	1,628,741
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	443,031	444,877
Cost of handsets and accessories	228,690	211,756
Selling, general and administrative	606,491	537,684
Depreciation	160,605	147,316
Amortization	9,731	9,123
	1,448,548	1,350,756
Operating income	184,600	277,985
Other expense
Interest expense, net	(88,613)	(81,428)
Interest income	6,190	6,211
Foreign currency transaction (losses) gains, net	(14,313)	8,494
Other expense, net	(9,010)	(4,367)
	(105,746)	(71,090)
Income before income tax provision	78,854	206,895
Income tax provision	(65,265)	(107,305)
Net income	$13,589	$99,590

Net income, per common share, basic	$0.08	$0.58
Net income, per common share, diluted	$0.08	$0.58

Weighted average number of common shares outstanding, basic	171,181	169,692
Weighted average number of common shares outstanding, diluted	171,983	172,535

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$180,670	$74,750
Other	(1,329)	512
Other comprehensive income	179,341	75,262
Net income	13,589	99,590
Total comprehensive income	$192,930	$174,852
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the condensed consolidated financial statements included herein to correct certain errors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2012 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012 - Restated (1)	171,177	$171	$1,440,079	$2,221,882	$(524,050)	$3,138,082
Net income	—	—	—	13,589	—	13,589
Other comprehensive loss, net of taxes	—	—	—	—	179,341	179,341
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense for equity-based awards	—	—	14,453	—	—	14,453
Exercise of stock options	14	—	140	—	—	140
Balance, March 31, 2012 - Restated (1)	171,191	$171	$1,454,146	$2,235,471	$(344,709)	$3,345,079
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the condensed consolidated financial statements included herein to correct certain errors.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012 and 2011 (in thousands) Unaudited

	2012	2011
	(Restated) (1)	(Restated) (1)
Cash flows from operating activities:
Net income	$13,589	$99,590
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount and financing costs	9,178	14,900
Depreciation and amortization	170,336	156,439
Provision for losses on accounts receivable	45,482	31,827
Foreign currency transaction losses (gains), net	14,313	(8,494)
Deferred income tax benefit	(13,471)	(7,242)
Share-based payment expense	14,453	14,880
Other, net	20,649	8,681
Change in assets and liabilities:
Accounts receivable, gross	5,188	(76,915)
Handset and accessory inventory	9,240	21,262
Prepaid expenses and other	(73,929)	(27,913)
Other long-term assets	(24,512)	55,618
Accounts payable, accrued expenses and other	19,478	(80,634)
Net cash provided by operating activities	209,994	201,999
Cash flows from investing activities:
Capital expenditures	(327,405)	(224,502)
Purchase of long-term and short-term investments	(347,582)	(696,517)
Proceeds from sales of long-term and short-term investments	407,964	624,541
Transfers from restricted cash	28,707	89,100
Payments for acquisitions, purchases of licenses and other	(33,702)	(6,438)
Net cash used in investing activities	(272,018)	(213,816)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000
Borrowings under syndicated loan facilities and other	53,550	—
Purchases of convertible notes	(74,920)	—
Repayments under syndicated loan facilities and other borrowings	(147,790)	(39,366)
Repayments of import financing	(50,983)	(22,327)
Other, net	(6,868)	(12,412)
Net cash (used in) provided by financing activities	(227,011)	675,895
Effect of exchange rate changes on cash and cash equivalents	12,784	(3,328)
Net (decrease) increase in cash and cash equivalents	(276,251)	660,750
Cash and cash equivalents, beginning of period	2,322,919	1,767,501
Cash and cash equivalents, end of period	$2,046,668	$2,428,251
_______________________________________
(1) As described in Note 1 to these condensed consolidated financial statements, we have restated the condensed consolidated financial statements included herein to correct certain errors.

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K/A for the year ended December 31, 2011. You should not expect results of operations for interim periods to be an indication of the results for a full year.
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

In October 2012, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 and our unaudited interim financial statements for the periods ended March 31, 2012 and 2011 to reflect the correction of the previously identified errors and the correction of other immaterial errors identified in the third quarter of 2012. We are also amending our unaudited interim financial statements for the periods ended June 30, 2012 and 2011 to reference the restatement and to correct the immaterial errors identified in the third quarter of 2012. In addition, we restated our unaudited interim financial statements for the period ended September 30, 2011 in our quarterly report on Form 10-Q for the period ended September 30, 2012.

The following is a description of the areas in which these errors were identified and for which we made correcting adjustments to our condensed consolidated financial statements. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. The impact of these errors on net cash flows from operating and investing activities was inconsequential.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2012, the errors noted above overstated operating income by $3.1 million and understated income before income tax provision and net income by $5.1 million and $2.7 million, respectively. For the three months ended March 31, 2011, these errors understated operating income, income before income tax provision and net income by $3.0 million, $2.7 million and $2.8 million, respectively. As of March 31, 2012, these errors understated retained earnings by $9.9 million. In addition, these errors understated net income per basic and diluted common share by $0.02 and $0.02, respectively, for the three months ended March 31, 2012 and $0.01 and $0.02 per basic and diluted common share, respectively, for the three months ended March 31, 2011.
Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Cumulative foreign currency translation adjustment	$(338,119)	$(518,790)
Other	(6,590)	(5,260)
	$(344,709)	$(524,050)
Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$327,405	$224,502
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(102,120)	(10,341)
	$225,285	$214,161
Interest costs
Interest expense, net	$88,613	$81,428
Interest capitalized	40,572	5,223
	$129,185	$86,651
For the three months ended March 31, 2012 and 2011, we had $155.8 million and $50.9 million, respectively, in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)		(Restated)
	(in thousands, except per share data)
Basic net income per common share:
Net income	$13,589	171,181
Net income allocable to participating shares	(109)	—
Adjusted net income attributable to common shares	13,480	171,181	$0.08
Effect of dilutive securities:
Stock options	—	684
Restricted stock	—	118
Convertible notes, net of capitalized interest and taxes	—	—
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$13,589	171,983	$0.08

	Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Basic net income per common share:
Net income	$99,590	169,692
Net income allocable to participating shares	(335)	—
Adjusted net income attributable to common shares	99,255	169,692	$0.58
Effect of dilutive securities:
Stock options	—	2,492
Restricted stock	—	350
Convertible notes, net of capitalized interest and taxes	—	1
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$99,590	172,535	$0.58
New Accounting Pronouncements.  There were no new accounting standards issued during the three months ended March 31, 2012 that materially impacted our condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.    Debt

	March 31, 2012	December 31, 2011
		(Restated)
	(in thousands)
Senior notes, net	$2,722,537	$2,721,658
Spectrum financing	713,462	693,038
General financing	449,780	547,130
Capital leases and tower financing obligations	322,789	292,461
Equipment financing	230,624	179,779
Convertible notes, net	134,660	206,480
Import financing	132,381	173,954
Other	3,826	3,717
Total debt	4,710,059	4,818,217
Less: current portion	(397,786)	(573,465)
	$4,312,273	$4,244,752
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Short-term investments:
Held-to-maturity securities — U.S. Agencies	$74,491	$75,095	$74,803	$75,075
Held-to-maturity securities — U.S. Treasuries	150,313	151,689	150,999	151,678
	$224,804	$226,784	$225,802	$226,753
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Senior notes	$2,722,537	$2,858,470	$2,721,658	$2,880,375
Spectrum financing	713,462	705,042	693,038	768,735
General financing and other	585,987	548,726	724,801	680,109
Convertible notes	134,660	135,809	206,480	210,837
Equipment financing	230,624	212,061	179,779	169,075
	$4,387,270	$4,460,108	$4,525,756	$4,709,131
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
As of March 31, 2012 and December 31, 2011, Nextel Brazil had accrued liabilities of $64.2 million and $60.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $26.1 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $268.0 million and $272.0 million as of March 31, 2012. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 5.    Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Mexico - 2003; Argentina - 2005; Peru - 2007; Brazil - 2006; and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2012 (Restated)
Operating revenues	$824,300	$544,462	$168,517	$88,788	$8,174	$(1,093)	$1,633,148
Segment earnings (losses)	$237,995	$168,710	$46,748	$8,376	$(108,552)	$1,659	$354,936
Less:
Depreciation and amortization							(170,336)
Foreign currency transaction losses, net							(14,313)
Interest expense and other, net							(91,433)
Income before income tax provision							$78,854
Capital expenditures	$78,975	$93,546	$11,000	$9,458	$32,306	$—	$225,285

Three Months Ended March 31, 2011 (Restated)
Operating revenues	$819,241	$567,006	$150,714	$85,657	$7,406	$(1,283)	$1,628,741
Segment earnings (losses)	$288,488	$180,348	$43,951	$7,178	$(86,662)	$1,121	$434,424
Less:
Depreciation and amortization							(156,439)
Foreign currency transaction gains, net							8,494
Interest expense and other, net							(79,584)
Income before income tax provision							$206,895
Capital expenditures	$95,810	$37,382	$12,170	$22,942	$45,857	$—	$214,161

March 31, 2012 (Restated)
Identifiable assets	$4,126,934	$2,333,940	$441,691	$594,034	$2,359,341	$(287)	$9,855,653
December 31, 2011 (Restated)
Identifiable assets	$4,071,612	$2,346,307	$427,428	$597,891	$2,379,185	$(287)	$9,822,136

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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, as well as condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011 and condensed consolidating statements of cash flows for the three months ended March 31, 2012, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating financial statements included below have been restated to correct the errors described in Note 14. In addition, for the three months ended March 31, 2012 and 2011, we reclassified $19.7 million and $20.5 million, respectively, in intercompany royalty fees from a contra-expense to other income (expense), net within the parent company and consolidating adjustment columns. These reclassifications had no effect on consolidated amounts and were made for presentation purposes only.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET - RESTATED (1)
As of March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(2)	Guarantor Subsidiaries(3)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$829,311	$955	$8,582	$1,207,820	$—	$2,046,668
Short-term investments	224,805	—	—	65,098	—	289,903
Accounts receivable, net	5,196	92,163	199,907	844,501	(300,516)	841,251
Handset and accessory inventory	—	—	—	279,239	—	279,239
Deferred income taxes, net	—	—	6,830	220,300	(4,801)	222,329
Prepaid expenses and other	2,807	—	12,958	362,973	—	378,738
Total current assets	1,062,119	93,118	228,277	2,979,931	(305,317)	4,058,128
Property, plant and equipment, net	—	—	199,109	3,492,796	(287)	3,691,618
Investments in and advances to affiliates	3,610,128	3,189,827	3,277,485	—	(10,077,440)	—
Intangible assets, net	18,000	—	—	1,226,805	—	1,244,805
Deferred income taxes, net	35,676	—	—	425,573	(35,676)	425,573
Other assets	2,359,447	3,818,633	605,070	493,177	(6,840,798)	435,529
Total assets	$7,085,370	$7,101,578	$4,309,941	$8,618,282	$(17,259,518)	$9,855,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$4,213	$283,087	$—	$287,300
Accrued expenses and other	601,193	197,434	1,571,604	1,381,798	(2,744,493)	1,007,536
Deferred revenues	—	—	—	165,395	—	165,395
Current portion of long-term debt	134,660	—	12,458	250,668	—	397,786
Total current liabilities	735,853	197,434	1,588,275	2,080,948	(2,744,493)	1,858,017
Long-term debt	23	2,722,537	51,893	1,537,820	—	4,312,273
Deferred revenues	—	—	—	16,335	—	16,335
Deferred credits	—	—	37,913	60,900	(35,676)	63,137
Other long-term liabilities	3,004,415	—	14,366	1,644,794	(4,402,763)	260,812
Total liabilities	3,740,291	2,919,971	1,692,447	5,340,797	(7,182,932)	6,510,574
Total stockholders’ equity	3,345,079	4,181,607	2,617,494	3,277,485	(10,076,586)	3,345,079
Total liabilities and stockholders’ equity	$7,085,370	$7,101,578	$4,309,941	$8,618,282	$(17,259,518)	$9,855,653
_______________________________________

(1)
As of March 31, 2012, the errors described in Note 1 understated stockholders' equity of the parent company, the issuer company, the guarantor subsidiaries and the non-guarantor subsidiaries by $9.9 million, $9.8 million, $9.9 million and $9.9 million, respectively. These errors also overstated the stockholders' equity of the consolidating adjustments by $29.6 million as of March 31, 2012.

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

CONDENSED CONSOLIDATING BALANCE SHEET- RESTATED (1)
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
_______________________________________

(1)
As of December 31, 2011, the errors described in Note 1 understated stockholders' equity of the parent company, the issuer company, the guarantor subsidiaries and the non-guarantor subsidiaries by $7.1 million, $5.1 million, $5.1 million and $5.1 million, respectively. These errors also overstated the stockholders' equity of the consolidating adjustments by $15.5 million as of December 31, 2011.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Three Months Ended March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,633,148	$(768)	$1,633,148
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	31	671,690	—	671,721
Selling, general and administrative	817	1	73,745	534,355	(2,427)	606,491
Management fee and other	—	—	(43,392)	61,475	(18,083)	—
Depreciation and amortization	—	—	6,262	164,074	—	170,336
	817	1	36,646	1,431,594	(20,510)	1,448,548
Operating (loss) income	(817)	(1)	(35,878)	201,554	19,742	184,600
Other income (expense)
Interest expense, net	(60,545)	(56,593)	(578)	(45,324)	74,427	(88,613)
Interest income	4,056	70,982	61	5,518	(74,427)	6,190
Foreign currency transaction losses, net	—	—	—	(14,313)	—	(14,313)
Equity in income of affiliates	44,255	80,079	81,035	—	(205,369)	—
Other income (expense), net	19,240	—	10	(8,517)	(19,743)	(9,010)
	7,006	94,468	80,528	(62,636)	(225,112)	(105,746)
Income before income tax benefit (provision)	6,189	94,467	44,650	138,918	(205,370)	78,854
Income tax benefit (provision)	7,400	(3,888)	(10,684)	(57,883)	(210)	(65,265)
Net income	$13,589	$90,579	$33,966	$81,035	$(205,580)	$13,589

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$180,670	$180,670	$180,670	$180,670	$(542,010)	$180,670
Other	(1,329)	(1,329)	(1,329)	(1,329)	3,987	(1,329)
Other comprehensive income	179,341	179,341	179,341	179,341	(538,023)	179,341
Net income	13,589	90,579	33,966	81,035	(205,580)	13,589
Total comprehensive income	$192,930	$269,920	$213,307	$260,376	$(743,603)	$192,930
_______________________________________

(1)
For the three months ended March 31, 2012, the errors described in Note 1 understated both income before income tax benefit (provision) and net income of the parent company by $2.7 million. The errors did not impact the operating (loss) income of the parent company. These errors understated both income before income tax benefit (provision) and net income of the issuer company by $4.7 million for the same period. There was no impact to the operating (loss) income of the issuer company. For the three months ended March 31, 2012, these errors also understated income before income tax benefit (provision) and net income by $4.7 million for the guarantor subsidies. There was no impact to the operating (loss) income of the guarantor subsidiaries. These errors also overstated operating (loss) income by $3.0 million and understated income before income tax benefit (provision) and net income by $7.1 million and $4.7 million, respectively, for the non-guarantor subsidiaries. These errors overstated both income before income tax benefit (provision) and net income related to the consolidating adjustments by $14.1 million for the same period.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Three Months Ended March 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,628,741	$(768)	$1,628,741
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	45	656,588	—	656,633
Selling, general and administrative	912	163	65,756	472,741	(1,888)	537,684
Management fee and other	—	—	(29,475)	48,858	(19,383)	—
Depreciation and amortization	—	—	2,084	154,355	—	156,439
	912	163	38,410	1,332,542	(21,271)	1,350,756
Operating (loss) income	(912)	(163)	(37,642)	296,199	20,503	277,985
Other income (expense)
Interest expense, net	(48,678)	(30,709)	(660)	(48,741)	47,360	(81,428)
Interest income	4,451	43,611	51	5,458	(47,360)	6,211
Foreign currency transaction gains, net	—	—	—	8,494	—	8,494
Equity in income of affiliates	112,411	154,329	155,456	—	(422,196)	—
Other income (expense), net	20,543	—	—	(4,407)	(20,503)	(4,367)
	88,727	167,231	154,847	(39,196)	(442,699)	(71,090)
Income before income tax benefit (provision)	87,815	167,068	117,205	257,003	(422,196)	206,895
Income tax benefit (provision)	11,775	(4,306)	(9,716)	(101,547)	(3,511)	(107,305)
Net income	$99,590	$162,762	$107,489	$155,456	$(425,707)	$99,590

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$74,750	$74,750	$74,750	$74,750	$(224,250)	$74,750
Other	512	512	512	512	(1,536)	512
Other comprehensive income	75,262	75,262	75,262	75,262	(225,786)	75,262
Net income	99,590	162,762	107,489	155,456	(425,707)	99,590
Total comprehensive income	$174,852	$238,024	$182,751	$230,718	$(651,493)	$174,852
_______________________________________

(1)
For the three months ended March 31, 2011, the errors described in Note 1 overstated income before income tax benefit (provision) of the parent company by $1.4 million and understated net income by $2.8 million. These errors understated both income before income tax benefit (provision) and net income of the issuer company by $3.1 million and $3.2 million, respectively, for the same period. There was no impact to the operating (loss) income of the issuer company. For the three months ended March 31, 2011, these errors overstated the operating (loss) income and net income of the guarantor subsidies by $1.9 million and $1.4 million, respectively, and understated income before income tax benefit (provision) by $1.1 million. These errors also understated operating (loss) income, income before income tax benefit (provision) and net income by $5.0 million, $4.7 million and $3.1 million, respectively, for the non-guarantor subsidiaries. In addition, these errors overstated both income before income tax benefit (provision) and net income related to the consolidating adjustments by $4.8 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Three Months Ended March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$13,589	$90,579	$33,966	$81,035	$(205,580)	$13,589
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(103,651)	(89,803)	(41,439)	225,718	205,580	196,405
Net cash (used in) provided by operating activities	(90,062)	776	(7,473)	306,753	—	209,994
Cash flows from investing activities:
Capital expenditures	(33,205)	—	—	(294,200)	—	(327,405)
Payments for purchases of licenses	—	—	—	(28,711)	—	(28,711)
Purchases of long-term and short- term investments	—	—	—	(347,582)	—	(347,582)
Proceeds from sales of long-term and short-term investments	—	—	—	407,964	—	407,964
Transfers from restricted cash	—	—	—	28,707	—	28,707
Other, net	(15,000)	—	—	(4,991)	15,000	(4,991)
Net cash used in investing activities	(48,205)	—	—	(238,813)	15,000	(272,018)
Cash flows from financing activities:
Borrowings under vendor financing	—	—	—	53,550	—	53,550
Repayments under syndicated loan facilities	—	—	—	(117,010)	—	(117,010)
Payment of line of credit	—	—	—	(19,591)	—	(19,591)
Repayments of import financing	—	—	—	(50,983)	—	(50,983)
Capital contributions	—	—	15,000	—	(15,000)	—
Purchases of convertible notes	(74,920)	—	—	—	—	(74,920)
Other, net	140	(777)	(7,361)	(10,059)	—	(18,057)
Net cash flows (used in) provided by financing activities	(74,780)	(777)	7,639	(144,093)	(15,000)	(227,011)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,784	—	12,784
Net (decrease) increase in cash and cash equivalents	(213,047)	(1)	166	(63,369)	—	(276,251)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of period	$829,311	$955	$8,582	$1,207,820	$—	$2,046,668

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Three Months Ended March 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$99,590	$162,762	$107,489	$155,456	$(425,707)	$99,590
Adjustments to reconcile net income to net cash provided by operating activities	15,133	(118,622)	(99,519)	102,990	202,427	102,409
Net cash provided by operating activities	114,723	44,140	7,970	258,446	(223,280)	201,999
Cash flows from investing activities:
Capital expenditures	(24,463)	—	—	(200,039)	—	(224,502)
Purchases of long-term and short- term investments	(279,962)	—	—	(416,555)	—	(696,517)
Proceeds from sales of short-term investments	245,000	—	—	379,541	—	624,541
Transfers from restricted cash	—	—	—	89,100	—	89,100
Transfers to restricted cash	—	—	—	—	—	—
Intercompany borrowings	(66,006)	(736,860)	—	—	802,866	—
Other, net		—	—	(6,438)	—	(6,438)
Net cash used in investing activities	(125,431)	(736,860)	—	(154,391)	802,866	(213,816)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Proceeds from intercompany long- term loan	736,860	—	—	7,881	(744,741)	—
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	310	26,849	17,572	(60,711)	(58,125)	(74,105)
Net cash flows provided by (used in) financing activities	737,170	692,710	(121,567)	(52,830)	(579,588)	675,895
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,328)	—	(3,328)
Net increase (decrease) in cash and cash equivalents	726,462	(10)	(113,597)	47,897	(2)	660,750
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of period	$1,274,659	$18	$8,589	$1,144,987	$(2)	$2,428,251

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.    Subsequent Event

In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network. This financing has a floating interest rate based on LIBOR. Loans under this agreement have a final maturity of ten years, with a three years borrowing period and a seven years repayment term beginning in 2015. Nextel Brazil has not yet borrowed any amounts under this facility.

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
We have restated our previously issued condensed consolidated financial statements for the periods ended March 31, 2012 and 2011 as set forth in this Quarterly Report on Form 10-Q/A. For additional information regarding this restatement, see Note 1 to our condensed consolidated financial statements.
You should read this discussion in conjunction with our annual report on Form 10-K/A, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K/A for risks and uncertainties that may impact our future performance.
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
As described in more detail in our annual report on Form 10-K/A under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A.

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

a.	Consolidated

	Three Months Ended March 31, 2012	% of Consolidated Operating Revenues	Three Months Ended March 31, 2011	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,543,721	95%	$1,546,193	95%	$(2,472)	—%
Handset and accessory revenues	89,427	5%	82,548	5%	6,879	8%
	1,633,148	100%	1,628,741	100%	4,407	—%	7%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	443,031	27%	444,877	27%	(1,846)	—%
Cost of handset and accessory sales	228,690	14%	211,756	13%	16,934	8%
	671,721	41%	656,633	40%	15,088	2%
Selling and marketing expenses	189,551	11%	166,428	10%	23,123	14%
General and administrative expenses	416,940	26%	371,256	23%	45,684	12%
Operating income before depreciation and amortization	354,936	22%	434,424	27%	(79,488)	(18)%	(9)%
Depreciation and amortization	170,336	(11)%	156,439	10%	13,897	9%
Operating income	184,600	11%	277,985	17%	(93,385)	(34)%
Interest expense, net	(88,613)	(5)%	(81,428)	(5)%	(7,185)	9%
Interest income	6,190	—	6,211	—	(21)	—
Foreign currency transaction (losses) gains, net	(14,313)	(1)%	8,494	1%	(22,807)	(269)%
Other expense, net	(9,010)	—	(4,367)	—	(4,643)	106%
Income before income tax provision	78,854	5%	206,895	13%	(128,041)	(62)%
Income tax provision	(65,265)	(4)%	(107,305)	(7)%	42,040	(39)%
Net income	$13,589	1%	$99,590	6%	$(86,001)	(86)%
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
We are incurring significant expenses associated with the deployment phase of our new WCDMA-based networks, particularly general and administrative and selling and marketing expenses. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of customers, but we do not expect an increase in operating revenues until after the deployment phase is completed and we begin to offer services using the new networks. As a result of the additional expenses related to building our WCDMA-based networks and other factors described below, our consolidated selling and marketing and general and administrative expenses for the first quarter of 2012 increased as a percentage of consolidated operating revenues compared to the first quarter of 2011, and our consolidated operating income margin declined from 17% in the first quarter of 2011 to 11% in the first quarter of 2012. We anticipate our operating margins could decrease further during the network deployment phase.
During the first quarter of 2012, we also continued to invest in coverage expansion and network improvements of our iDEN networks and made investments in connection with the deployment of our planned WCDMA-based networks, resulting in consolidated capital expenditures of $225.3 million, which represents a 5% increase from the first quarter of 2011. Under our current business plan, we expect to incur additional capital expenditures throughout the remainder of 2012 as we pursue our strategy of building our new networks in Brazil, Mexico and Chile and that our capital expenditures throughout the remainder of 2012 will be higher than in comparative periods in 2011. We also expect to continue to incur capital expenditures related to the expansion of the coverage and improvement of the quality and capacity of our iDEN networks. We may incur additional capital expenditures if we are able to acquire spectrum and deploy a WCDMA-based network in Argentina. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
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

The $16.9 million, or 8%, increase in consolidated cost of handset and accessory revenues in the first quarter of 2012 compared to the same period in 2011 is primarily due to an increase in handset upgrades for existing subscribers in connection with our customer retention efforts and, to a lesser extent, an increase in handset sales resulting from growth in our subscriber base.

3.	Selling and marketing expenses

Significant factors contributing to the $23.1 million, or 14%, increase in consolidated selling and marketing expenses in the first quarter of 2012 compared to the same period in 2011 include:

•
a $13.2 million, or 19%, increase in consolidated direct commissions and payroll expenses, largely due to an increase in gross subscriber additions generated by internal sales personnel, as well as an increase in the number of sales and marketing personnel; and

•
a $4.7 million, or 60%, increase in consolidated marketing expenses, a large portion of which related to remodeling our stores and other sales outlets in connection with the ongoing launch of our new brand identity.

4.	General and administrative expenses

Significant factors contributing to the $45.7 million, or 12%, increase in consolidated general and administrative expenses in the first quarter of 2012 compared to the same period in 2011 include:

•
a $13.7 million, or 43%, increase in consolidated bad debt expense, largely related to revenue growth and lower collection rates in Brazil resulting from an increase in customers with weaker credit profiles and whose credit histories are less established;

•
a $13.4 million, or 14%, increase in consolidated customer care and billing operations expenses, mostly in Brazil, as a result of an increase in customer care personnel necessary to support a larger customer base; and

•
a $11.3 million, or 28%, increase in consolidated information technology expenses, principally related to the development and deployment of systems to support our WCDMA-based networks and other related technology initiatives.

5.	Depreciation and amortization

The $13.9 million, or 9%, increase in consolidated depreciation and amortization in the first quarter of 2012 compared to the same period in 2011 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our iDEN network to increase capacity to meet the needs of our growing customer base, as well as investments in our new WCDMA-based networks.

6.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $14.3 million during the first quarter of 2012 are primarily the result of losses on our U.S. dollar cash balance in Mexico caused by the appreciation in the value of the Mexican peso relative to the U.S. dollar.

7.	Income tax provision

The $42.0 million, or 39%, decrease in the consolidated income tax provision in the first quarter of 2012 compared to the same period in 2011 is primarily due to a $97.9 million decrease in income before income tax provision in Brazil and Mexico, partially offset by an increase in the U.S. and Chilean valuation allowances.
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

b.	Nextel Brazil

	Three Months Ended March 31, 2012	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$776,916	94%	$778,198	95%	$(1,282)	—%
Handset and accessory revenues	47,384	6%	41,043	5%	6,341	15%
	824,300	100%	819,241	100%	5,059	1%	7%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	250,721	31%	240,645	29%	10,076	4%
Cost of handset and accessory sales	58,949	7%	64,829	8%	(5,880)	(9)%
	309,670	38%	305,474	37%	4,196	1%
Selling and marketing expenses	76,484	9%	63,647	8%	12,837	20%
General and administrative expenses	200,151	24%	161,632	20%	38,519	24%
Segment earnings	$237,995	29%	$288,488	35%	$(50,493)	(18)%	(11)%
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
During the first quarter of 2012, we continued to develop and deploy our planned WCDMA-based network and to improve the capacity and quality of our existing iDEN network in Brazil. As a result, Nextel Brazil's capital expenditures were $79.0 million for the first quarter of 2012, which represented 35% of our consolidated capital expenditures. In addition, the development and deployment of the new WCDMA network in Brazil using the spectrum awarded to us in June 2011 will require us to continue to make significant investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
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
Nextel Brazil’s segment earnings decreased $50.5 million, or 18%, and 11% on a constant currency basis in the first quarter of 2012 compared to the same period in 2011 as a result of the following:

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

The $6.3 million, or 15%, increase in handset and accessory revenues in the three months ended March 31, 2012 compared to the same period in 2011 is primarily the result of an increase in handset sales and a shift to sales of higher priced handsets, such as smartphones.

2.	Cost of revenues

The $10.1 million, or 4%, increase in cost of service in the three months ended March 31, 2012 compared to the same period in 2011 is principally due to a $13.0 million, or 25%, increase in direct switch and transmitter and receiver site costs due to an increase in the number of cell sites placed into service during the latter portion of 2011 and into 2012.

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

Significant factors contributing to the $38.5 million, or 24%, increase in general and administrative expenses in the three months ended March 31, 2012 compared to the same period in 2011included:

•	a $14.7 million, or 20%, increase primarily resulting from higher payroll and related costs, as well as consulting expenses related to the development of Nextel Brazil's WCDMA-based network;

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

c.	Nextel Mexico

	Three Months Ended March 31, 2012	% of Nextel Mexico's Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$522,461	96%	$545,577	96%	$(23,116)	(4)%
Handset and accessory revenues	22,001	4%	21,429	4%	572	3%
	544,462	100%	567,006	100%	(22,544)	(4)%	3%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	103,136	19%	126,803	22%	(23,667)	(19)%
Cost of handset and accessory sales	128,674	24%	107,086	19%	21,588	20%
	231,810	43%	233,889	41%	(2,079)	(1)%
Selling and marketing expenses	65,820	12%	68,432	12%	(2,612)	(4)%
General and administrative expenses	78,122	14%	84,337	15%	(6,215)	(7)%
Segment earnings	$168,710	31%	$180,348	32%	$(11,638)	(6)%	2%
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

d.	Nextel Argentina

	Three Months Ended March 31, 2012	% of Nextel Argentina's Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$156,321	93%	$138,576	92%	$17,745	13%
Handset and accessory revenues	12,196	7%	12,138	8%	58	—%
	168,517	100%	150,714	100%	17,803	12%	21%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	49,382	29%	44,877	30%	4,505	10%
Cost of handset and accessory sales	20,340	12%	19,421	13%	919	5%
	69,722	41%	64,298	43%	5,424	8%
Selling and marketing expenses	14,755	9%	11,700	8%	3,055	26%
General and administrative expenses	37,292	22%	30,765	20%	6,527	21%
Segment earnings	$46,748	28%	$43,951	29%	$2,797	6%	23%
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

•	a $4.5 million, or 10%, increase in cost of service, primarily due to an increase in service and repair costs resulting from more refurbished handsets.

e.	Nextel Peru

	Three Months Ended March 31, 2012	% of Nextel Peru's Operating Revenues	Three Months Ended March 31, 2011	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$81,248	92%	$77,739	91%	$3,509	5%
Handset and accessory revenues	7,540	8%	7,918	9%	(378)	(5)%
	88,788	100%	85,657	100%	3,131	4%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	28,167	32%	26,000	30%	2,167	8%
Cost of handset and accessory sales	17,973	20%	19,220	23%	(1,247)	(6)%
	46,140	52%	45,220	53%	920	2%
Selling and marketing expenses	14,535	17%	15,399	18%	(864)	(6)%
General and administrative expenses	19,737	22%	17,860	21%	1,877	11%
Segment earnings	$8,376	9%	$7,178	8%	$1,198	17%
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

f.	Corporate and other

	Three Months Ended March 31, 2012	% of Corporate and other Operating Revenues	Three Months Ended March 31, 2011	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(Restated)		(Restated)
	(dollars in thousands)
Operating revenues
Service and other revenues	$7,868	96%	$7,386	100%	$482	7%
Handset and accessory revenues	306	4%	20	—	286	NM
	8,174	100%	7,406	100%	768	10%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	11,950	146%	7,067	96%	4,883	69%
Cost of handset and accessory sales	2,754	34%	1,200	16%	1,554	130%
	14,704	180%	8,267	112%	6,437	78%
Selling and marketing expenses	17,957	220%	7,250	98%	10,707	148%
General and administrative expenses	84,065	NM	78,551	NM	5,514	7%
Segment losses	$(108,552)	NM	$(86,662)	NM	$(21,890)	25%
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
Segment losses increased in the first quarter of 2012 compared to the same period in 2011 primarily due to:

•
a $10.7 million, or 148%, increase in selling and marketing expenses, primarily resulting from an increase in sales and marketing personnel and higher advertising costs in Chile in anticipation of service offerings on its new WCDMA-based network; and

•
a $5.5 million, or 7%, increase in general and administrative expenses, largely due to an increase in information technology costs at the corporate level related to the planned launch of the new WCDMA-based networks and supporting systems in our markets, as well as other technology-related initiatives. We expect that corporate general and administrative expenses will continue to increase along with other operating expenses as we progress with the expansion plans and new technology initiatives in some of our markets and as an increasing level of costs relating to those initiatives are incurred centrally to support our business across all markets.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of March 31, 2012, we had working capital, which is defined as total current assets less total current liabilities, of $2,200.1 million, a $17.2 million decrease compared to working capital of $2,217.3 million as of December 31, 2011. As of March 31, 2012, our working capital includes $2,046.7 million in cash and cash equivalents, of which $276.8 million was held in currencies other than U.S. dollars, with 67% of that amount held in Mexican pesos. As of March 31, 2012, our working capital also includes $289.9 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

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
Cash Flows

	Three Months Ended March 31,		Change
	2012	2011
	(Restated)	(Restated)
	(in thousands)
Cash and cash equivalents, beginning of period	$2,322,919	$1,767,501	$555,418
Net cash provided by operating activities	209,994	201,999	7,995
Net cash used in investing activities	(272,018)	(213,816)	(58,202)
Net cash (used in) provided by financing activities	(227,011)	675,895	(902,906)
Effect of exchange rate changes on cash and cash equivalents	12,784	(3,328)	16,112
Cash and cash equivalents, end of period	$2,046,668	$2,428,251	$(381,583)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $210.0 million of cash during the first quarter of 2012, a $8.0 million, or 4%, increase from the same period in 2011, due primarily to a lower level of working capital investments.

We used $272.0 million of cash in our investing activities during the first quarter of 2012, a $58.2 million, or 27% increase from the same period in 2011, including $326.8 million in cash capital expenditures, partially offset by $60.4 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $213.8 million of cash in our investing activities during the first quarter of 2011 primarily due to $224.5 million in cash capital expenditures and $72.0 in net purchases of short-term investments in Brazil and at the corporate level, partially offset by the return of $77.2 million in cash securing performance bonds related to our spectrum acquisition in Chile.

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
During the three months ended March 31, 2012, there were no material changes to our contractual obligations as described in our annual report on Form 10-K/A for the year ended December 31, 2011.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $225.3 million for the first quarter of 2012 and $214.2 million for the first quarter of 2011. In each of these quarters, a substantial portion of our capital expenditures went to the improvement of the quality and capacity of our iDEN networks in Brazil and Mexico, as well as for the deployment of our existing and planned WCDMA-based networks in Brazil, Mexico, Peru and Chile.
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
From time to time in recent years, volatile market conditions in debt and equity markets in the United States and global markets have had an adverse impact on the amount of funding available to corporate borrowers as the global economic downturn affected both the availability and terms of financing. Volatility in the capital markets could result in declines in the availability of funding, which could make it more difficult or more costly for us to raise additional capital in order to meet our future funding needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See "Item 1A. Risk Factors" included in our annual report on Form 10-K/A.

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

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q/A and in our other reports filed with the Securities and Exchange Commission.
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

During the three months ended March 31, 2012, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K/A for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Restatement of Previously Issued Financial Statements
 In connection with the initial preparation of our condensed consolidated financial statements for the three months ended June 30, 2012, we determined that certain previously issued financial statements contained errors. These errors resulted in revisions to prior period financial statements that were reflected in the condensed consolidated financial statements for the six and three months ended June 30, 2012. Subsequently, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that the audited financial statements included in our Form 10-K for the year ended December 31, 2011 and the unaudited financial statements included in our Form 10-Q for the three months ended March 31, 2012 should no longer be relied upon by investors. As a result, we are restating our audited financial statements for the years ended December 31, 2011, 2010 and 2009. For the same reasons, we are also restating our unaudited interim financial statements for the periods ended March 31, 2012 and 2011. We are also amending our quarterly report on Form 10-Q for the periods ended June 30, 2012 to reflect the correction of immaterial errors identified in the third quarter of 2012.
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
As of March 31, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on this re-evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal controls in Brazil over financial reporting related to the process by which we identify, document and manage system updates and review certain non-income based taxes as described further below.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control over Financial Reporting.
Based on the evaluation conducted during the second quarter of 2012, we concluded that as of June 30, 2012, we did not have adequate design or operation of controls that provided reasonable assurance that the accounting for non-income based taxes and related disclosures were prepared in accordance with generally accepted accounting principles as a result of control deficiencies in our Brazil operating segment. Specifically, the process by which we identify, document and manage the implementation of changes to our information systems to accommodate new business requirements was not effective. As a result, our information systems processed certain transactions incorrectly. In addition, the inadequate design of the monthly trend analysis of taxes that were non-income based and the lack of involvement of the tax function in this review resulted in the failure to identify the ineffectiveness of the process by which we manage information system updates. Accordingly, our management determined that these control deficiencies constituted a material weakness in internal control over financial reporting. These control deficiencies also contributed to our determination that it was necessary to restate the audited financial statements for the years ended December 31, 2011, 2010 and 2009 and the unaudited interim financial statements for the three months ended March 31, 2012 and 2011. Due to the decision to restate prior period financial statements, we re-evaluated our design and operation of controls as of December 31, 2011 and concluded that the control deficiencies constituting a material weakness in our internal control over financial reporting as of June 30, 2012 also existed as of December 31, 2011 and March 31, 2012.
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
As part of our 2012 assessment of internal control over financial reporting, management and our internal audit department will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain whether they operate effectively. Although management has taken steps consistent with its plan for remediation of the material weakness noted above, the material weakness has not been remedied as of the end of the period covered by this quarterly report on Form 10-Q/A.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K/A dated November 16, 2012.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DONALD NEFF

Vice President, Finance Operations and Controller
(on behalf of the registrant and as chief accounting officer)
Date: November 16, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.