Form 10-Q/A
period 2012-06-30
NII HOLDINGS INC
filed 2012-11-19
CIK 1037016

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of NII Holdings, Inc., or the Company, for the quarter ended June 30, 2012, as originally filed with the Securities and Exchange Commission, or the SEC, on August 7, 2012. We refer to the quarterly report on Form 10-Q that was filed on August 7, 2012 as the original filing. This Form 10-Q/A is being filed to restate the Company's condensed consolidated financial statements in Item 1 and related disclosures (including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the periods ended June 30, 2012 and 2011 and the Disclosure Controls and Procedures included in Item 4.
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
In October 2012, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that we should restate our audited financial statements for the years ended December 31, 2011, 2010 and 2009 and our unaudited interim financial statements for the periods ended March 31, 2012 and 2011 to reflect the correction of the previously identified errors and the correction of immaterial errors identified in the third quarter of 2012. In addition, we are amending our interim financial statements for the periods ended June 30, 2012 and 2011 to reference the restatement and to correct the immaterial errors identified in the third quarter of 2012. We restated our unaudited interim financial statements for the period ended September 30, 2011 in our quarterly report on Form 10-Q for the period ended September 30, 2012. In addition, the above referenced Note 8 to the condensed consolidated financial statements included in the original filing has been removed as a result of these restatements. See Note 1 to our condensed consolidated financial statements in Item 1 for further information.
In connection with the restatement of our financial statements described herein, management re-evaluated the Company's internal controls over financial reporting and disclosure controls and procedures as of December 31, 2011 and March 31, 2012 and determined that the material weakness identified in the original filing also existed as of those dates. See Item 4 for further information.
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

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2012	December 31, 2011
	(Restated) (1)	(Restated) (1)
ASSETS
Current assets
Cash and cash equivalents	$1,829,251	$2,322,919
Short-term investments	132,927	343,422
Accounts receivable, less allowance for doubtful accounts of $68,856 and $66,252	794,428	858,471
Handset and accessory inventory	270,924	277,291
Deferred income taxes, net	184,032	203,012
Prepaid expenses and other	406,316	331,407
Total current assets	3,617,878	4,336,522
Property, plant and equipment, net	3,630,570	3,481,869
Intangible assets, net	1,151,751	1,182,380
Deferred income taxes, net	432,468	410,162
Other assets	418,553	411,203
Total assets	$9,251,220	$9,822,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$319,540	$377,679
Accrued expenses and other	878,669	1,008,932
Deferred revenues	158,083	159,150
Current portion of long-term debt	210,889	573,465
Total current liabilities	1,567,181	2,119,226
Long-term debt	4,408,498	4,244,752
Deferred revenues	14,656	15,585
Deferred credits	52,040	61,156
Other long-term liabilities	257,301	243,335
Total liabilities	6,299,676	6,684,054
Commitments and contingencies (Note 4)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2012 and 2011, no shares issued or outstanding — 2012 and 2011	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2012 and 2011, 171,627 shares issued and outstanding — 2012, 171,177 shares issued and outstanding — 2011	171	171
Paid-in capital	1,462,566	1,440,079
Retained earnings	2,131,960	2,221,882
Accumulated other comprehensive loss	(643,153)	(524,050)
Total stockholders’ equity	2,951,544	3,138,082
Total liabilities and stockholders’ equity	$9,251,220	$9,822,136
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Operating revenues		(Restated) (1)		(Restated) (1)
Service and other revenues	$2,964,842	$3,216,686	$1,421,121	$1,670,493
Handset and accessory revenues	164,131	164,713	74,704	82,165
	3,128,973	3,381,399	1,495,825	1,752,658
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	864,334	893,611	421,303	448,734
Cost of handsets and accessories	462,987	418,212	234,297	206,456
Selling, general and administrative	1,235,461	1,158,042	628,970	620,358
Depreciation	323,604	304,544	162,999	157,228
Amortization	19,027	19,416	9,296	10,293
	2,905,413	2,793,825	1,456,865	1,443,069
Operating income	223,560	587,574	38,960	309,589
Other (expense) income
Interest expense, net	(169,942)	(177,947)	(81,329)	(96,519)
Interest income	12,232	15,811	6,042	9,600
Foreign currency transaction (losses) gains, net	(53,010)	24,100	(38,697)	15,606
Other expense, net	(14,483)	(8,358)	(5,473)	(3,991)
	(225,203)	(146,394)	(119,457)	(75,304)
(Loss) income before income tax provision	(1,643)	441,180	(80,497)	234,285
Income tax provision	(88,279)	(218,846)	(23,014)	(111,541)
Net (loss) income	$(89,922)	$222,334	$(103,511)	$122,744

Net (loss) income, per common share, basic	$(0.52)	$1.30	$(0.60)	$0.72
Net (loss) income, per common share, diluted	$(0.52)	$1.29	$(0.60)	$0.71

Weighted average number of common shares outstanding, basic	171,355	170,038	171,529	170,381
Weighted average number of common shares outstanding, diluted	171,355	172,752	171,529	172,963

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(117,443)	$178,127	$(298,113)	$103,377
Other	(1,660)	(465)	(331)	(977)
Other comprehensive (loss) income	(119,103)	177,662	(298,444)	102,400
Net (loss) income	(89,922)	222,334	(103,511)	122,744
Total comprehensive (loss) income	$(209,025)	$399,996	$(401,955)	$225,144
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

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012 - Restated (1)	171,177	$171	$1,440,079	$2,221,882	$(524,050)	$3,138,082
Net loss	—	—	—	(89,922)	—	(89,922)
Other comprehensive loss, net of taxes	—	—	—	—	(119,103)	(119,103)
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense for equity-based awards	—	—	27,316	—	—	27,316
Exercise of stock options	450	—	139	—	—	139
Other	—	—	(4,442)	—	—	(4,442)
Balance, June 30, 2012 - Restated	171,627	$171	$1,462,566	$2,131,960	$(643,153)	$2,951,544
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

	2012	2011
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(89,922)	$222,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount and financing costs	14,623	28,504
Depreciation and amortization	342,631	323,960
Provision for losses on accounts receivable	88,477	73,421
Foreign currency transaction losses (gains), net	53,010	(24,100)
Deferred income tax benefit	(36,862)	(7,972)
Share-based payment expense	27,316	30,758
Other, net	31,380	15,824
Change in assets and liabilities:
Accounts receivable, gross	(58,475)	(212,241)
Handset and accessory inventory	5,515	30,491
Prepaid expenses and other	(132,897)	37,644
Other long-term assets	(53,347)	1,122
Accounts payable, accrued expenses and other	1,883	81,800
Net cash provided by operating activities	193,332	601,545
Cash flows from investing activities:
Capital expenditures	(542,271)	(449,839)
Purchase of long-term and short-term investments	(777,677)	(1,237,593)
Proceeds from sales of long-term and short-term investments	987,191	1,373,700
Transfers from restricted cash	23,062	89,360
Payments for acquisitions, purchases of licenses, capitalized interest and other	(52,835)	(98,418)
Net cash used in investing activities	(362,530)	(322,790)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000
Borrowings under equipment financing facilities	186,179	—
Repayments of convertible notes	(212,782)	—
Repayments under syndicated loan facilities and other borrowings	(183,520)	(244,507)
Repayments of import financing	(104,680)	(63,523)
Other, net	(10,363)	46,752
Net cash (used in) provided by financing activities	(325,166)	488,722
Effect of exchange rate changes on cash and cash equivalents	696	(1,225)
Net (decrease) increase in cash and cash equivalents	(493,668)	766,252
Cash and cash equivalents, beginning of period	2,322,919	1,767,501
Cash and cash equivalents, end of period	$1,829,251	$2,533,753
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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K/A for the year ended December 31, 2011 and our quarterly report on Form 10-Q/A for the three months ended March 31, 2012. You should not expect results of operations for interim periods to be an indication of the results for a full year.
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

The following is a description of the errors that were identified and corrected for the periods ended June 30, 2011. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from operating, investing or financing activities. The impact of these errors within net cash flows from operating activities was inconsequential.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2011, the errors noted above understated operating income, income before income tax provision and net income by $11.6 million, $10.6 million and $12.0 million, respectively. For the three months ended June 30, 2011, these errors understated operating income, income before income tax provision and net income by $8.6 million, $7.8 million and $9.1 million, respectively. As of June 30, 2012, these errors overstated retained earnings by $2.3 million. In addition, these errors understated net income per basic and diluted common share by $0.06 and $0.07, respectively, for the six months ended June 30, 2011 and $0.05 and $0.05 per basic and diluted common share, respectively, for the three months ended June 30, 2011.
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
For the six months ended June 30, 2012, we had $131.2 million in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the six months ended June 30, 2011, we had $932.7 million in non-cash financing, primarily related to the long-term financing of the spectrum that was awarded to Nextel Brazil in June 2011 and refinanced in December 2011, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As presented for the six and three months ended June 30, 2012, our calculation of diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans and common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity, since their effect would be antidilutive to our net loss for those periods.
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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net (loss) income per common share as disclosed in our consolidated statements of operations for the three months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Loss(Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
				(Restated)		(Restated)
	(in thousands, except per share data)
Basic net (loss) income per common share:
Net (loss) income	$(89,922)	171,355		$222,334	170,038
Net income allocable to participating shares	—	—		(1,264)	—
Adjusted net income attributable to common shares	(89,922)	171,355	$(0.52)	221,070	170,038	$1.30
Effect of dilutive securities:
Stock options	—	—		—	2,405
Restricted stock	—	—		—	308
Convertible notes, net of capitalized interest and taxes	—	—		1	1
Diluted net (loss) income per common share:
Net (loss) income on which diluted earnings per share is calculated	$(89,922)	171,355	$(0.52)	$222,335	172,752	$1.29

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Loss(Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
				(Restated)		(Restated)
	(in thousands, except per share data)
Basic net (loss) income per common share:
Net (loss) income	$(103,511)	171,529		$122,744	170,381
Net income allocable to participating shares	—	—		(905)	—
Adjusted net income attributable to common shares	(103,511)	171,529	$(0.60)	121,839	170,381	$0.72
Effect of dilutive securities:
Stock options	—	—		—	2,317
Restricted stock	—	—		—	264
Convertible notes, net of capitalized interest and taxes	—	—		—	1
Diluted net (loss) income per common share:
Net (loss) income on which diluted earnings per share is calculated	$(103,511)	171,529	$(0.60)	$122,744	172,963	$0.71
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
		(Restated)
	(in thousands)
Senior notes, net	$2,723,436	$2,721,658
Spectrum financing	643,151	693,038
General financing	410,376	547,130
Capital leases and tower financing obligations	319,901	292,461
Equipment financing	417,671	179,779
Convertible notes, net	—	206,480
Import financing	102,915	173,954
Other	1,937	3,717
Total debt	4,619,387	4,818,217
Less: current portion	(210,889)	(573,465)
	$4,408,498	$4,244,752

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment Financing.

In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network. This financing has a floating interest rate based on LIBOR plus 2.90% and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period, a seven-year repayment term beginning in 2015 and a final maturity of June 2022. In June 2012, Nextel Brazil borrowed $124.3 million under this loan agreement.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Senior notes	$2,723,436	$2,537,885	$2,721,658	$2,880,375
Spectrum financing	643,151	634,217	693,038	768,735
General financing and other	515,228	501,030	724,801	680,109
Convertible notes	—	—	206,480	210,837
Equipment financing	417,671	354,194	179,779	169,075
	$4,299,486	$4,027,326	$4,525,756	$4,709,131
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
As of June 30, 2012 and December 31, 2011, Nextel Brazil had accrued liabilities of $59.0 million and $60.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $19.4 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $259.5 million and $263.5 million as of June 30, 2012. We are continuing to evaluate the likelihood of

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Mexico	Argentina	Peru	Corporate and other	Intercompany Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2012
Operating revenues	$1,536,821	$1,065,565	$333,648	$175,189	$20,783	$(3,033)	$3,128,973
Segment earnings (losses)	$421,223	$297,071	$81,924	$4,017	$(242,424)	$4,380	$566,191
Less:
Depreciation and amortization							(342,631)
Foreign currency transaction losses, net							(53,010)
Interest expense and other, net							(172,193)
Loss before income tax provision							$(1,643)
Capital expenditures	$225,042	$199,626	$24,425	$20,008	$121,848	$—	$590,949

Six Months Ended June 30, 2011 (Restated)
Operating revenues	$1,728,169	$1,155,314	$311,564	$173,827	$14,872	$(2,347)	$3,381,399
Segment earnings (losses)	$589,098	$403,610	$86,274	$15,053	$(186,934)	$4,433	$911,534
Less:
Depreciation and amortization							(323,960)
Foreign currency transaction gains, net							24,100
Interest expense and other, net							(170,494)
Income before income tax provision							$441,180
Capital expenditures	$211,374	$130,570	$29,347	$46,466	$97,323	$—	$515,080

Three Months Ended June 30, 2012
Operating revenues	$712,521	$521,103	$165,131	$86,401	$12,609	$(1,940)	$1,495,825
Segment earnings (losses)	$183,228	$128,361	$35,176	$(4,359)	$(133,872)	$2,721	$211,255
Less:
Depreciation and amortization							(172,295)
Foreign currency transaction losses, net							(38,697)
Interest expense and other, net							(80,760)
Loss before income tax provision							$(80,497)
Capital expenditures	$146,067	$106,080	$13,425	$10,550	$89,542	$—	$365,664

Three Months Ended June 30, 2011 (Restated)
Operating revenues	$908,928	$588,308	$160,850	$88,170	$7,466	$(1,064)	$1,752,658
Segment earnings (losses)	$300,610	$223,262	$42,323	$7,875	$(100,272)	$3,312	$477,110
Less:
Depreciation and amortization							(167,521)
Foreign currency transaction gains, net							15,606
Interest expense and other, net							(90,910)
Income before income tax provision							$234,285
Capital expenditures	$115,564	$93,188	$17,176	$23,524	$51,467	$—	$300,919

June 30, 2012 (Restated)
Identifiable assets	$3,913,894	$2,250,194	$444,962	$581,720	$2,060,737	$(287)	$9,251,220
December 31, 2011 (Restated)
Identifiable assets	$4,071,612	$2,346,307	$427,428	$597,891	$2,379,185	$(287)	$9,822,136

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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, as well as condensed consolidating statements of operations for the six and three months ended June 30, 2012 and 2011 and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. The condensed consolidating financial statements included below have been restated to correct the errors described in Note 1. In addition, for the six and three months ended June 30, 2012, we reclassified $44.6 million and $24.9 million, respectively, in intercompany royalty fees from a contra-expense to other income (expense), net within the parent company and consolidating adjustment columns. We also reclassified $41.8 million and $21.3 million, respectively, related to these intercompany royalty fees for the six and three months ended June 30, 2011 within the parent company and consolidating adjustment columns. These reclassifications had no effect on consolidated amounts and were made for presentation purposes only.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET - RESTATED (1)
As of June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(2)	Guarantor Subsidiaries(3)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$938,926	$—	$2,484	$887,841	$—	$1,829,251
Short-term investments	—	—	—	132,927	—	132,927
Accounts receivable, net	5,938	54,739	74,722	798,286	(139,257)	794,428
Handset and accessory inventory	—	—	—	270,924	—	270,924
Deferred income taxes, net	—	—	6,902	186,797	(9,667)	184,032
Prepaid expenses and other	803	—	11,225	394,288	—	406,316
Total current assets	945,667	54,739	95,333	2,671,063	(148,924)	3,617,878
Property, plant and equipment, net	—	—	231,126	3,399,731	(287)	3,630,570
Investments in and advances to affiliates	3,177,406	2,799,309	2,887,910	—	(8,864,625)	—
Intangible assets, net	18,000	—	—	1,133,751	—	1,151,751
Deferred income taxes, net	20,264	—	—	432,468	(20,264)	432,468
Other assets	2,376,889	3,799,919	725,451	500,793	(6,984,499)	418,553
Total assets	$6,538,226	$6,653,967	$3,939,820	$8,137,806	$(16,018,599)	$9,251,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$6,907	$312,633	$—	$319,540
Accrued expenses and other	601,097	181,849	1,602,713	1,248,468	(2,755,458)	878,669
Deferred revenues	—	—	—	158,083	—	158,083
Current portion of long-term debt	—	—	12,588	198,301	—	210,889
Total current liabilities	601,097	181,849	1,622,208	1,917,485	(2,755,458)	1,567,181
Long-term debt	23	2,723,436	47,803	1,637,236	—	4,408,498
Deferred revenues	—	—	—	14,656	—	14,656
Deferred credits	—	—	22,252	50,052	(20,264)	52,040
Other long-term liabilities	2,985,562	—	15,832	1,630,467	(4,374,560)	257,301
Total liabilities	3,586,682	2,905,285	1,708,095	5,249,896	(7,150,282)	6,299,676
Total stockholders’ equity	2,951,544	3,748,682	2,231,725	2,887,910	(8,868,317)	2,951,544
Total liabilities and stockholders’ equity	$6,538,226	$6,653,967	$3,939,820	$8,137,806	$(16,018,599)	$9,251,220
_______________________________________

(1)
As of June 30, 2012, the errors described in Note 1 overstated stockholders' equity of the parent company, the issuer company, the guarantor subsidiaries and the non-guarantor subsidiaries by $2.3 million. These errors also understated the stockholders' equity of the consolidating adjustments by $6.9 million as of June 30, 2012.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED
For the Six Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$3,128,973	$(1,536)	$3,128,973
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	59	1,327,262	—	1,327,321
Selling, general and administrative	1,647	1	166,818	1,072,911	(5,916)	1,235,461
Management fee and other	—	—	(85,543)	125,769	(40,226)	—
Depreciation and amortization	—	—	15,599	327,032	—	342,631
	1,647	1	96,933	2,852,974	(46,142)	2,905,413
Operating (loss) income	(1,647)	(1)	(95,397)	275,999	44,606	223,560
Other income (expense)
Interest expense, net	(121,049)	(114,238)	(1,114)	(82,529)	148,988	(169,942)
Interest income	8,116	142,008	123	10,973	(148,988)	12,232
Foreign currency transaction losses, net	—	—	—	(53,010)	—	(53,010)
Equity in (losses) income of affiliates	(14,194)	87,350	88,929	—	(162,085)	—
Other income (expense), net	22,888	—	11	7,224	(44,606)	(14,483)
	(104,239)	115,120	87,949	(117,342)	(206,691)	(225,203)
(Loss) income before income tax benefit (provision)	(105,886)	115,119	(7,448)	158,657	(162,085)	(1,643)
Income tax benefit (provision)	15,964	(7,076)	(22,683)	(69,728)	(4,756)	(88,279)
Net (loss) income	$(89,922)	$108,043	$(30,131)	$88,929	$(166,841)	$(89,922)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(117,443)	$(117,443)	$(117,443)	$(117,443)	$352,329	$(117,443)
Other	(1,660)	(1,660)	(1,660)	(1,660)	4,980	(1,660)
Other comprehensive loss	(119,103)	(119,103)	(119,103)	(119,103)	357,309	(119,103)
Net (loss) income	(89,922)	108,043	(30,131)	88,929	(166,841)	(89,922)
Total comprehensive loss	$(209,025)	$(11,060)	$(149,234)	$(30,174)	$190,468	$(209,025)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Six Months Ended June 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$3,381,399	$(1,536)	$3,381,399
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	85	1,311,738	—	1,311,823
Selling, general and administrative	1,776	178	140,048	1,022,009	(5,969)	1,158,042
Management fee and other	—	—	(64,550)	101,916	(37,366)	—
Depreciation and amortization	—	—	4,740	319,220	—	323,960
	1,776	178	80,323	2,754,883	(43,335)	2,793,825
Operating (loss) income	(1,776)	(178)	(78,787)	626,516	41,799	587,574
Other income (expense)
Interest expense, net	(111,936)	(75,210)	(1,437)	(98,906)	109,542	(177,947)
Interest income	9,206	101,832	105	14,210	(109,542)	15,811
Foreign currency transaction gains, net	—	—	—	24,100	—	24,100
Equity in income of affiliates	257,968	346,992	349,161	—	(954,121)	—
Other income (expense), net	41,839	—	(6)	(8,392)	(41,799)	(8,358)
	197,077	373,614	347,823	(68,988)	(995,920)	(146,394)
Income before income tax benefit (provision)	195,301	373,436	269,036	557,528	(954,121)	441,180
Income tax benefit (provision)	27,033	(8,965)	(23,728)	(208,367)	(4,819)	(218,846)
Net income	$222,334	$364,471	$245,308	$349,161	$(958,940)	$222,334

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$178,127	$178,127	$178,127	$178,127	$(534,381)	$178,127
Other	(465)	(465)	(465)	(465)	1,395	(465)
Other comprehensive income	177,662	177,662	177,662	177,662	(532,986)	177,662
Net income	222,334	364,471	245,308	349,161	(958,940)	222,334
Total comprehensive income	$399,996	$542,133	$422,970	$526,823	$(1,491,926)	$399,996
_______________________________________

(1)
For the six months ended June 30, 2011, the errors described in Note 1 understated income before income tax benefit (provision) and net income of the issuer company by $3.6 million and $3.6 million, respectively. There was no impact to the parent company or to operating income for the issuer company. For the six months ended June 30, 2011, these errors overstated income before income tax benefit (provision) and net income relating to the consolidated adjustments by $3.6 million and $3.6 million, respectively. These errors had no impact for the guarantor subsidiaries or the non-guarantor subsidiaries.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED
For the Three Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,495,825	$(768)	$1,495,825
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	28	655,572	—	655,600
Selling, general and administrative	830	1	93,073	538,554	(3,488)	628,970
Management fee and other	—	—	(42,151)	64,294	(22,143)	—
Depreciation and amortization	—	—	9,336	162,959	—	172,295
	830	1	60,286	1,421,379	(25,631)	1,456,865
Operating (loss) income	(830)	(1)	(59,518)	74,446	24,863	38,960
Other income (expense)
Interest expense, net	(60,504)	(57,645)	(536)	(37,205)	74,561	(81,329)
Interest income	4,060	71,026	62	5,455	(74,561)	6,042
Foreign currency transaction losses, net	—	—	—	(38,697)	—	(38,697)
Equity in (losses) income of affiliates	(58,449)	7,270	7,894	—	43,285	—
Other income (expense), net	3,648	—	1	15,741	(24,863)	(5,473)
	(111,245)	20,651	7,421	(54,706)	18,422	(119,457)
(Loss) income before income tax benefit (provision)	(112,075)	20,650	(52,097)	19,740	43,285	(80,497)
Income tax benefit (provision)	8,564	(3,188)	(11,999)	(11,846)	(4,545)	(23,014)
Net (loss) income	$(103,511)	$17,462	$(64,096)	$7,894	$38,740	$(103,511)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(298,113)	$(298,113)	$(298,113)	$(298,113)	$894,339	$(298,113)
Other	(331)	(331)	(331)	(331)	993	(331)
Other comprehensive loss	(298,444)	(298,444)	(298,444)	(298,444)	895,332	(298,444)
Net (loss) income	(103,511)	17,462	(64,096)	7,894	38,740	(103,511)
Total comprehensive loss	$(401,955)	$(280,982)	$(362,540)	$(290,550)	$934,072	$(401,955)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - RESTATED (1)
For the Three Months Ended June 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,752,657	$(767)	$1,752,658
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	40	655,150	—	655,190
Selling, general and administrative	865	14	74,292	549,268	(4,081)	620,358
Management fee and other	—	—	(35,075)	53,058	(17,983)	—
Depreciation and amortization	—	—	2,656	164,865	—	167,521
	865	14	41,913	1,422,341	(22,064)	1,443,069
Operating (loss) income	(865)	(14)	(41,145)	330,316	21,297	309,589
Other income (expense)
Interest expense, net	(63,258)	(44,500)	(777)	(50,166)	62,182	(96,519)
Interest income	4,755	58,221	52	8,754	(62,182)	9,600
Foreign currency transaction gains, net	—	—	—	15,606	—	15,606
Equity in income of affiliates	145,557	192,663	193,704	—	(531,924)	—
Other income (expense), net	21,296	—	(6)	(3,985)	(21,296)	(3,991)
	108,350	206,384	192,973	(29,791)	(553,220)	(75,304)
Income before income tax benefit (provision)	107,485	206,370	151,828	300,525	(531,923)	234,285
Income tax benefit (provision)	15,259	(4,659)	(14,013)	(106,821)	(1,307)	(111,541)
Net income	$122,744	$201,711	$137,815	$193,704	$(533,230)	$122,744

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$103,377	$103,377	$103,377	$103,377	$(310,131)	$103,377
Other	(977)	(977)	(977)	(977)	2,931	(977)
Other comprehensive income	102,400	102,400	102,400	102,400	(307,200)	102,400
Net income	122,744	201,711	137,815	193,704	(533,230)	122,744
Total comprehensive income	$225,144	$304,111	$240,215	$296,104	$(840,430)	$225,144
_______________________________________

(1)
For the three months ended June 30, 2011, the errors described in Note 1 understated both income before income tax benefit (provision) and net income of the issuer company by $1.8 million and $1.7 million, respectively. There was no impact to the parent company or to the operating (loss) income of the issuer company. For the three months ended June 30, 2011, these errors did not affect operating (loss) income, income before income tax benefit (provision) or net income for the guarantor or non-guarantor subsidiaries. These errors overstated both income before income tax benefit (provision) and net income related to the consolidating adjustments by $1.7 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(89,922)	$108,043	$(30,131)	$88,929	$(166,841)	$(89,922)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	63,485	42,965	106,540	254,929	(184,665)	283,254
Net cash (used in) provided by operating activities	(26,437)	151,008	76,409	343,858	(351,506)	193,332
Cash flows from investing activities:
Capital expenditures	(55,562)	—	—	(486,709)	—	(542,271)
Purchases of long-term and short-term investments	—	—	—	(777,677)	—	(777,677)
Proceeds from sales of long-term and short-term investments	224,330	—	—	762,861	—	987,191
Intercompany borrowing, capital contributions and other, net	(29,000)	—	—	(30,073)	29,300	(29,773)
Net cash provided by (used in) investing activities	139,768	—	—	(531,598)	29,300	(362,530)
Cash flows from financing activities:
Borrowings under vendor financing	—	—	—	186,179	—	186,179
Repayments under syndicated loan facilities	—	—	—	(137,270)	—	(137,270)
Repayments of import financing	—	—	—	(104,680)	—	(104,680)
Repayments of convertible notes	(212,782)	—	—	—	—	(212,782)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions and other, net	(3,981)	(778)	17,979	(40,533)	(29,300)	(56,613)
Net cash flows used in financing activities	(216,763)	(151,964)	(82,341)	(196,304)	322,206	(325,166)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	696	—	696
Net decrease in cash and cash equivalents	(103,432)	(956)	(5,932)	(383,348)	—	(493,668)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of period	$938,926	$—	$2,484	$887,841	$—	$1,829,251

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - RESTATED
For the Six Months Ended June 30, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$222,334	$364,471	$245,308	$349,161	$(958,940)	$222,334
Adjustments to reconcile net income to net cash provided by operating activities	(130,002)	(342,088)	(232,564)	348,201	735,664	379,211
Net cash provided by operating activities	92,332	22,383	12,744	697,362	(223,276)	601,545
Cash flows from investing activities:
Capital expenditures	(58,741)	—	—	(391,098)	—	(449,839)
Purchases of long-term and short-term investments	(329,292)	—	—	(908,301)	—	(1,237,593)
Proceeds from sales of short- term investments	560,000	—	—	813,700	—	1,373,700
Transfers from restricted cash	—	—	—	89,360	—	89,360
Intercompany borrowings and capital contributions	(111,486)	(736,860)	—	—	848,346	—
Other, net	—	—	—	(98,418)	—	(98,418)
Net cash provided by (used in) investing activities	60,481	(736,860)	—	(494,757)	848,346	(322,790)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000	—	—	—	750,000
Proceeds from intercompany long-term loan	736,860	—	—	27,396	(764,256)	—
Repayments of syndicated loan facilities	—	—	—	(209,408)	—	(209,408)
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Capital contributions and other, net	23,310	48,589	13,443	(53,122)	(84,090)	(51,870)
Net cash flows provided by (used in) financing activities	760,170	714,450	(125,696)	(235,134)	(625,068)	488,722
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,225)	—	(1,225)
Net increase (decrease) in cash and cash equivalents	912,983	(27)	(112,952)	(33,754)	2	766,252
Cash and cash equivalents, beginning of period	548,197	28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of period	$1,461,180	$1	$9,234	$1,063,336	$2	$2,533,753

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2012 and December 31, 2011 and our consolidated results of operations for the six- and three-month periods ended June 30, 2012 and 2011; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
We have restated our previously issued condensed consolidated financial statements for the periods ended June 30, 2012 and 2011 as set forth in this Quarterly Report on Form 10-Q/A. For additional information regarding this restatement, see Note 1 to our condensed consolidated financial statements.
You should read this discussion in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2011 and our quarterly report on Form 10-Q/A for the three months ended March 31, 2012, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K/A for risks and uncertainties that may impact our future performance.
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
			(Restated)
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$2,964,842	95%	$3,216,686	95%	$(251,844)	(8)%
Handset and accessory revenues	164,131	5%	164,713	5%	(582)	—
	3,128,973	100%	3,381,399	100%	(252,426)	(7)%	3%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	864,334	27%	893,611	27%	(29,277)	(3)%
Cost of handset and accessory sales	462,987	15%	418,212	12%	44,775	11%
	1,327,321	42%	1,311,823	39%	15,498	1%
Selling and marketing expenses	390,767	13%	363,127	11%	27,640	8%
General and administrative expenses	844,694	27%	794,915	23%	49,779	6%
Operating income before depreciation and amortization	566,191	18%	911,534	27%	(345,343)	(38)%	(25)%
Depreciation and amortization	342,631	11%	323,960	10%	18,671	6%
Operating income	223,560	7%	587,574	17%	(364,014)	(62)%
Interest expense, net	(169,942)	(5)%	(177,947)	(5)%	8,005	(4)%
Interest income	12,232	—	15,811	—	(3,579)	(23)%
Foreign currency transaction (losses) gains, net	(53,010)	(2)%	24,100	1%	(77,110)	NM
Other expense, net	(14,483)	—	(8,358)	—	(6,125)	73%
(Loss) income before income tax provision	(1,643)	—	441,180	13%	(442,823)	(100)%
Income tax provision	(88,279)	(3)%	(218,846)	(6)%	130,567	(60)%
Net (loss) income	$(89,922)	(3)%	$222,334	7%	$(312,256)	(140)%
Three Months Ended
Operating revenues
Service and other revenues	$1,421,121	95%	$1,670,493	95%	$(249,372)	(15)%
Handset and accessory revenues	74,704	5%	82,165	5%	(7,461)	(9)%
	1,495,825	100%	1,752,658	100%	(256,833)	(15)%	—
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	421,303	28%	448,734	26%	(27,431)	(6)%
Cost of handset and accessory sales	234,297	16%	206,456	12%	27,841	13%
	655,600	44%	655,190	38%	410	—
Selling and marketing expenses	201,216	13%	196,699	11%	4,517	2%
General and administrative expenses	427,754	29%	423,659	24%	4,095	1%
Operating income before depreciation and amortization	211,255	14%	477,110	27%	(265,855)	(56)%	(42)%
Depreciation and amortization	172,295	11%	167,521	9%	4,774	3%
Operating income	38,960	3%	309,589	18%	(270,629)	(87)%
Interest expense, net	(81,329)	(5)%	(96,519)	(6)%	15,190	(16)%
Interest income	6,042	—	9,600	—	(3,558)	(37)%
Foreign currency transaction (losses) gains, net	(38,697)	(3)%	15,606	1%	(54,303)	NM
Other expense, net	(5,473)	—	(3,991)	—	(1,482)	37%
(Loss) income before income tax provision	(80,497)	(5)%	234,285	13%	(314,782)	(134)%
Income tax provision	(23,014)	(2)%	(111,541)	(6)%	88,527	(79)%
Net (loss) income	$(103,511)	(7)%	$122,744	7%	$(226,255)	(184)%

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

d.	Nextel Argentina

	June 30, 2012	% of Nextel Argentina's Operating Revenues	June 30, 2011	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$309,853	93%	$286,276	92%	$23,577	8%
Handset and accessory revenues	23,795	7%	25,288	8%	(1,493)	(6)%
	333,648	100%	311,564	100%	22,084	7%	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	97,978	29%	91,588	30%	6,390	7%
Cost of handset and accessory sales	40,366	12%	41,094	13%	(728)	(2)%
	138,344	41%	132,682	43%	5,662	4%
Selling and marketing expenses	34,608	10%	26,406	8%	8,202	31%
General and administrative expenses	78,772	24%	66,202	21%	12,570	19%
Segment earnings	$81,924	25%	$86,274	28%	$(4,350)	(5)%	11%
Three Months Ended
Operating revenues
Service and other revenues	$153,532	93%	$147,700	92%	$5,832	4%
Handset and accessory revenues	11,599	7%	13,150	8%	(1,551)	(12)%
	165,131	100%	160,850	100%	4,281	3%	12%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	48,596	30%	46,711	29%	1,885	4%
Cost of handset and accessory sales	20,026	12%	21,673	14%	(1,647)	(8)%
	68,622	42%	68,384	43%	238	—
Selling and marketing expenses	19,853	12%	14,706	9%	5,147	35%
General and administrative expenses	41,480	25%	35,437	22%	6,043	17%
Segment earnings	$35,176	21%	$42,323	26%	$(7,147)	(17)%	(1)%
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

e.	Nextel Peru

	June 30, 2012	% of Nextel Peru's Operating Revenues	June 30, 2011	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$159,438	91%	$157,205	90%	$2,233	1%
Handset and accessory revenues	15,751	9%	16,622	10%	(871)	(5)%
	175,189	100%	173,827	100%	1,362	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	57,556	33%	52,358	30%	5,198	10%
Cost of handset and accessory sales	38,176	22%	38,512	22%	(336)	(1)%
	95,732	55%	90,870	52%	4,862	5%
Selling and marketing expenses	32,465	18%	31,373	18%	1,092	3%
General and administrative expenses	42,975	25%	36,531	21%	6,444	18%
Segment earnings	$4,017	2%	$15,053	9%	$(11,036)	(73)%
Three Months Ended
Operating revenues
Service and other revenues	$78,190	90%	$79,466	90%	$(1,276)	(2)%
Handset and accessory revenues	8,211	10%	8,704	10%	(493)	(6)%
	86,401	100%	88,170	100%	(1,769)	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	29,389	34%	26,358	30%	3,031	11%
Cost of handset and accessory sales	20,203	23%	19,292	22%	911	5%
	49,592	57%	45,650	52%	3,942	9%
Selling and marketing expenses	17,930	21%	15,974	18%	1,956	12%
General and administrative expenses	23,238	27%	18,671	21%	4,567	24%
Segment (losses) earnings	$(4,359)	(5)%	$7,875	9%	$(12,234)	(155)%
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
			(Restated)
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$17,929	86%	$14,818	100%	$3,111	21%
Handset and accessory revenues	2,854	14%	54	—	2,800	NM
	20,783	100%	14,872	100%	5,911	40%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	26,095	126%	15,154	102%	10,941	72%
Cost of handset and accessory sales	10,390	50%	2,373	16%	8,017	NM
	36,485	176%	17,527	118%	18,958	108%
Selling and marketing expenses	45,981	221%	16,155	109%	29,826	185%
General and administrative expenses	180,741	NM	168,124	NM	12,617	8%
Segment losses	$(242,424)	NM	$(186,934)	NM	$(55,490)	30%
Three Months Ended
Operating revenues
Service and other revenues	$10,061	80%	$7,432	100%	$2,629	35%
Handset and accessory revenues	2,548	20%	34	—	2,514	NM
	12,609	100%	7,466	100%	5,143	69%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	14,145	112%	8,087	108%	6,058	75%
Cost of handset and accessory sales	7,636	61%	1,173	16%	6,463	NM
	21,781	173%	9,260	124%	12,521	135%
Selling and marketing expenses	28,024	222%	8,905	119%	19,119	215%
General and administrative expenses	96,676	NM	89,573	NM	7,103	8%
Segment losses	$(133,872)	NM	$(100,272)	NM	$(33,600)	34%
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

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of June 30, 2012, we had working capital, which is defined as total current assets less total current liabilities, of $2,050.7 million, a $166.6 million decrease compared to working capital of $2,217.3 million as of December 31, 2011. As of June 30, 2012, our working capital includes $1,829.3 million in cash and cash equivalents, of which $263.1 million was held in currencies other than U.S. dollars, with 57% of that amount held in Mexican pesos. As of June 30, 2012, our working capital also includes $132.9 million in short-term investments, the majority of which was held in U.S. dollars. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

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

Restatement of Previously Issued Financial Statements
 In connection with the initial preparation of our condensed consolidated financial statements for the three months ended June 30, 2012, we determined that certain previously issued financial statements contained errors. These errors resulted in revisions to prior period financial statements that were reflected in the condensed consolidated financial statements for the six and three months ended June 30, 2012. Subsequently, after discussions with the SEC staff regarding our assessment of the materiality of the identified errors, management and the Audit Committee of our Board of Directors concluded that the audited financial statements included in our Form 10-K for the year ended December 31, 2011 and the unaudited financial statements included in our Form 10-Q for the three months ended March 31, 2012 should no longer be relied upon by investors. As a result, we are restating our audited financial statements for the years ended December 31, 2011, 2010 and 2009. For the same reasons, we are also restating our unaudited interim financial statements for the periods ended March 31, 2012 and 2011. We are also amending our unaudited interim financial statements for the periods ended June 30, 2012 to reflect the correction of immaterial errors identified in the third quarter of 2012.
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
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.