Form 10-K
period 2012-12-31
NII HOLDINGS INC
filed 2013-02-28
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012: $1,755,746,287
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 22, 2013
Common Stock, $0.001 par value per share	171,656,412

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business
Overview
We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile. For financial information about our operating companies, see Note 12 to our consolidated financial statements included at the end of this annual report on Form 10-K.
Except as otherwise indicated, all amounts are expressed in United States, or U.S., dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S.

We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our next generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business subscribers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina, Peru and Chile, with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	international roaming services.
Our deployment of WCDMA-based networks will enable us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our original networks. These new networks will also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings.

As illustrated in the table below, as of December 31, 2012, our operating companies had a total of about 11.36 million handsets and other devices in commercial service, including data cards, which represented an increase of about 650 thousand, or 6% from December 31, 2011. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active subscriber accounts on the networks in each of the listed countries.

	Handsets and Devices in Commercial Service
	As of December 31,
Country	2012	2011
	(in thousands)
Brazil	3,846	4,115
Mexico (1)	3,902	3,696
Argentina	1,756	1,388
Peru (1)	1,660	1,435
Chile (1)	198	78
Total	11,362	10,712
_______________________________________

(1)	Includes handsets and other devices, including data cards, on both our iDEN and WCDMA networks.
We are currently offering services on our new WCDMA-based networks in Mexico, Peru and Chile, and we are in the process of designing and building a new WCDMA-based network in Brazil. We began offering services supported by this new network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on those networks during 2013.
Strategy
Our goal is to generate increased revenues and grow the number of handsets and devices operating on our networks, which we refer to as our subscriber base, by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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

•	offering new services supported by high-quality WCDMA-based networks;

•	building on the strength of the unique positioning of the Nextel brand;

•	capitalizing on the effectiveness and efficiency of our focused and dedicated distribution channels; and

•	offering a superior customer experience.
In pursuit of this goal, we are expanding our distribution and service channels to create more accessible and efficient ways for our subscribers to purchase our services and utilize our subscriber support teams.
We seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of balancing growth and profitability regardless of the competitive landscape. We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets and other devices offered, speed of data access and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets and other devices with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets and other devices are often important factors in a customer’s decision making process, we believe that the users who primarily make up our current subscriber base and the customers we plan to pursue are also likely to base their purchase decisions on quality and reliability of wireless service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically. To address competitive pressures, we have, among other things:

•
launched commercial campaigns offering handsets at a lower cost and offering service plans with prices and terms that are more competitive, including hybrid, prepaid and control rate plans that incorporate a combination of postpaid services and prepaid characteristics;

•
implemented customer retention programs that are focused on our high value customers that include lower priced plans that better fit our customers' needs and/or provide them with new handsets or other devices at reduced prices in exchange for their commitment to extend the term of their service contracts;

•	expanded our distribution channels to make our services more widely accessible to a broader range of customers;

•
launched a new brand identity in each of our markets and at the corporate level that we believe enhances the recognition of our brand and unifies our brand identity across our markets as we deploy our WCDMA-based networks and seek to expand our target market to include new customer segments; and

•	worked with our device suppliers to develop new handset models and features supported by both our iDEN networks and our new WCDMA networks, including Android-based devices and smartphones.
To enhance our service offerings, we have deployed and are continuing to deploy new networks that utilize WCDMA technology. We believe that these new networks will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed internet access, will increase our network capacity and will reduce the costs of supporting the services we offer when compared to our iDEN-based network. We plan to continue to focus on our current high value subscriber base using the differentiated services that are or will be available on both our current and new networks and to expand our targeted subscriber base using the new handsets and devices, service offerings, applications and pricing plans made possible by our new networks.
We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless subscribers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA-based networks in our markets, focusing particularly on our key markets in Brazil and Mexico, and grow our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA technology and we expect those investments to continue, particularly in Brazil and Mexico. While these investments are expected to increase our costs and negatively impact our profitability in the near term as we incur the costs of our new networks while building the subscriber base served by them, we believe that over the long term these investments in our new networks will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals. These changes have included reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and staff reductions in our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, and modifications to some of our key vendor relationships that are designed to improve the overall quality and efficiency of the service provided and enhance the quality of the service we provide our customers.
Finally, as we make the transition to our new networks and implement changes to our business strategy that are designed to improve our operating results while expanding our subscriber base and profitably growing our business, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which in 2012 collectively produced about 82% of our total consolidated operating revenues and about $550.0 million in operating income. While we will also continue to support our operations in Argentina, Peru and Chile, this change in emphasis makes it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses.
Our Products, Services and Solutions
We offer a wide range of wireless communications services and related subscriber equipment and a variety of service plans with different rate plan structures and bundles that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. We offer the following services that we believe reflect certain points of differentiation from those offered by our competitors:

1. Voice Services.  We offer traditional mobile telephony services with calling features that include voicemail, call waiting, call forwarding and three-way calling. Our voice services also include one of our key differentiators, Nextel Direct Connect®, the long-range walkie-talkie service that allows communication at the touch of a button. The Nextel Direct Connect service gives our customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows them to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and subscribers, and provides individuals the ability to contact business colleagues, friends and family instantly.
In some of our markets, we also offer services that provide the subscribers on our iDEN networks with instant communication capabilities in a variety of other ways, including a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature, Direct Talk™, a service available on certain handsets that enables off-network walkie-talkie communication, and Desktop Dispatch, a service that allows users to send Direct Connect messages between Nextel handsets and any internet connected personal computer. We will also continue to evaluate the feasibility and benefits of providing these and other services and applications that utilize the instant communication capabilities on our WCDMA networks.
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
2. Wireless Data Services.  We offer a variety of wireless data services and solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere. Examples of these services include:

•
Internet Access. We offer our customers always-on connectivity to the internet directly from their device through mobile internet access, which combines the vast resources of the internet with convenient mobile content services. The recent launch of services on our new WCDMA networks in Brazil, Mexico, Peru and Chile provide internet access at mobile broadband speeds supported by our WCDMA-enabled handsets, data air cards and other data access devices via our Internet Nextel® data services offer;

•	Messaging Services. We offer a range of messaging services, including SMS, multimedia messaging, or MMS services, and mobile email;

•
Business Solutions. Our data solutions, which are accessible via our wireless handsets, laptop computers and handheld computing devices, facilitate quick responses among workers in the field by streamlining operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real-time, locate devices using GPS technology. Our wireless business solutions are backed by customer support teams that help our customers build, distribute and manage wireless applications to meet their unique business needs; and

•
Mobile Content and Applications. Our handsets support Java, which provides a standards-based programming environment that can support a broad array of specialized and differentiated applications, and many of our handsets incorporate the Android operating system, which provides an open environment for the distribution and support of hundreds of thousands of business and consumer applications and digital media content to meet the needs of a broad set of subscribers.

3. Roaming and International Calling Services.  With the deployment of our new WCDMA networks in Brazil, Mexico, Peru and Chile, we have entered into, and plan to enter into, roaming arrangements with operators of compatible networks to allow our customers using services supported by our new networks to roam in countries around the world. The availability of these voice and data roaming services, which are expected to be more broadly available than iDEN roaming due to the wider adoption of network technologies that are compatible with WCDMA, is subject to reaching agreements with the operators of those networks. We have also entered into agreements providing for roaming services that utilize other operators' networks in Brazil and Chile. These agreements allow us to offer services to our customers in a wider geographic area than is currently served by our new WCDMA networks in exchange for fees that are typically based on the level of usage on the other operators' networks. We may enter into similar national roaming agreements in other markets, although there is no guarantee we will be able to execute agreements to cover all or any of the areas in these countries where we do not have network coverage.
We offer a number of traditional, as well as differentiated, international calling and roaming services. First, we complement our standard international voice calling services with our International Direct Connect service, which allows our subscribers to communicate instantly across national borders to other Direct Connect subscribers in all of our markets. In addition, our subscribers can currently use our International Direct Connect service to communicate with subscribers on iDEN and CDMA networks operated by Sprint Nextel in the U.S., TELUS subscribers in Canada and Intelfon subscribers in El Salvador, although this service will no longer be available to communicate with subscribers using iDEN handsets in the U.S. or Canada when Sprint Nextel completes its planned deactivation of its iDEN network in mid-2013. We have also implemented network gateways designed to enable our subscribers who use services supported by our iDEN networks to use our International Direct Connect service to communicate with subscribers of Sprint Nextel's QChat service in the U.S. and for those subscribers to communicate to our subscribers anywhere in Latin America. We also plan to implement similar gateways that will enable subscribers who use services supported by our WCDMA networks to communicate with Sprint Nextel's subscribers who use their QChat service.
We also offer our subscribers with iDEN-based handsets the ability to roam in areas in other countries served by our operating companies’ networks and by the iDEN networks operated by Sprint Nextel in the U.S., TELUS in Canada and Intelfon in El Salvador. While our iDEN subscribers currently have access to voice, data and Direct Connect on Sprint Nextel's iDEN network, once Sprint Nextel completes the deactivation of this network, our iDEN subscribers will no longer have the ability to use their iDEN handsets in the U.S. However, through the implementation of our WCDMA standards-based networks, customers who purchase or are provided with WCDMA handsets that are enabled with international roaming service will be able to roam anywhere in the U.S. and in any country in the world where we have enabled international roaming capacity.
Finally, we offer subscribers using our iDEN-based handsets the ability to roam on networks in other countries that operate using the global system for mobile communications, or GSM, standard and that operate using networks that are "reverse compatible" with GSM, including WCDMA networks. The availability of these services is subject to existing and anticipated agreements with the operators of those networks. Our subscribers can roam in about 140 countries in the world. We market these roaming capabilities as “Roaming International” and/or “Nextel Worldwidesm” service.
4. Wireless Devices. We offer our customers a broad array of wireless handsets, including smartphones and feature phones capable of supporting our Nextel Direct Connect service on both our iDEN and WCDMA networks. In addition, our WCDMA handsets that utilize QChat technology will be able to communicate via our push-to-talk service with customers on both our iDEN and WCDMA networks. We also plan to develop and offer a customized software application that can be loaded on Android-based smartphones that will enable subscribers using the application to communicate via push-to-talk with Direct Connect subscribers on our iDEN and WCDMA networks. Our smartphone portfolio includes a variety of devices using both the Android and BlackBerry operating systems that enable our subscribers to access the internet on their handsets and include QWERTY keyboard and touch screen options. Additionally, we offer mobile broadband devices including data air cards and personal WiFi access devices, or MiFi, to our subscribers in Mexico, Peru and Chile on our WCDMA networks.
Our Networks and Wireless Technologies
Our existing and planned networks use two network technologies. We currently offer services supported by networks that utilize WCDMA technology in Mexico, Peru and Chile, as well as in a limited area in Brazil. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies. Throughout 2013, we expect to expand the geographic areas served by our WCDMA networks focusing particularly on the expansion of the coverage of our networks in Brazil and Mexico. We expect to begin offering voice and data services more broadly in Brazil and Mexico in 2013 as these network expansions are completed.
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
We also have additional spectrum holdings in some of our markets, including 20 MHz of 1.8 GHz in Brazil, 10 MHz of 1.9 GHz and 50 MHz of 3.5 GHz in Mexico and 54 MHz of 2.5 GHz and 50 MHz of 3.5 GHz in Peru.
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of things, including the technology decisions made by other wireless carriers, and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, Chile and Peru, our 800 MHz spectrum is non-contiguous and would not be expected to support the deployment of future technologies until a reconfiguration of the spectrum band to create contiguous spectrum is completed. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
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
Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum like ours and to offer a high performance walkie-talkie feature, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. The iDEN technology is also based on an earlier technology platform that is not capable of transmitting the volume of data at speeds that are supported by current technologies like WCDMA. In addition, the more limited worldwide deployment of the iDEN technology makes services offered on the iDEN network less attractive to subscribers who travel internationally because most of the iDEN handsets that we offer are not currently designed to roam onto non-iDEN wireless networks.
Motorola Solutions is the primary supplier for the iDEN network equipment and Motorola Mobility is the primary supplier of iDEN handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long term improvements to our networks. We expect Motorola Solutions to continue to be our primary supplier of iDEN network infrastructure equipment and Motorola Mobility to be the primary supplier of most of our iDEN handsets and other specialized devices, and we expect to continue to rely on Motorola Solutions and Motorola Mobility to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our iDEN networks. Motorola Solutions also provides integration services in connection with the deployment of our iDEN network elements and supports us by providing iDEN system maintenance, optimization and field service employees.
As we make the transition to our new WCDMA-based networks, and as Sprint Nextel proceeds with its planned deactivation of its iDEN network, the significant reduction in demand for iDEN network equipment and handsets may make it uneconomic for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN networks. We also expect that this transition could also affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets beyond their contractual obligations and may also result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks. The impact of this transition may be more significant in Argentina where we do not currently hold spectrum that would support the deployment of a WCDMA network. See “Item 1A. — Risk Factors — 10. Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.”
Because our next generation networks utilize WCDMA technology, which is a more widely utilized standards-based platform, we believe that we will be able to purchase network equipment and subscriber handsets and other devices from a broader range of suppliers. To date, we have entered into agreements with Huawei to provide network equipment and with Huawei and Motorola

Mobility to supply handsets and other devices that will support services on our new networks, and we expect to enter into agreements with additional vendors in the future. While we expect to capture cost benefits from our transition to a more widely-used technology, our plans to continue to offer Direct Connect services as a key differentiator may result in the cost of some of our handsets being somewhat higher than phones without that feature because they will not be produced in the same quantities as our competitors' more standard WCDMA handsets.
Network Implementation, Design and Construction
Our deployment of WCDMA-based networks that are not compatible with our existing iDEN-based networks requires us to pursue a network construction strategy that includes a substantially broader initial deployment of transmitter and receiver sites to support the initial launch of service that meets the coverage needs of our customers than would be the case if we were deploying a compatible technology that would allow more limited upgrades in specific markets. In addition, because we are deploying our new networks on spectrum that is at a higher frequency than the spectrum used for our iDEN networks, the propagation characteristics of that spectrum make it necessary for us to deploy significantly more sites to provide coverage that is comparable to our existing iDEN network coverage.
As we deploy our WCDMA-based networks, we seek to maximize our capital efficiencies by installing our next generation network sites on pre-existing iDEN towers when feasible. However, our commercial strategies, the factors described above and the coverage requirements associated with the spectrum licenses being utilized for those networks require us to construct more transmitter and receiver sites in a shorter period of time and to identify and build sites that provide coverage that is competitive with the offerings of other carriers who have been building and expanding their network coverage using compatible network platforms for several years. As a result, we are more likely to encounter difficulties in acquiring necessary sites that can affect the quality of our services and the timing of our launch of those services.
Our network construction efforts incorporate frequency planning and a system design process that is focused on developing a network that will efficiently meet our coverage requirements and involves the selection of transmitter sites on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 8c. Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.” The preparation of each site, including grounding, ventilation, air conditioning and construction, as well as the installation and optimization of equipment, typically takes four months. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays. These delays can affect the quality or coverage of our services.
Sales and Distribution and Customer Care
We target customers who use our differentiated products and services in their businesses and individuals that have medium to high usage patterns, both of whom value our unique services, including our Nextel Direct Connect feature, and our high level of customer service. Consistent with our growth strategy and the expected capabilities of our new networks, we are expanding our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services we offer and plan to offer and the quality of our customer service. We use a variety of sales channels as part of our strategy to increase our subscriber base. These sales channels may include direct sales representatives, indirect sales agents, retail stores and kiosks and other subscriber convenient sales channels such as online purchasing. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local subscriber preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining subscribers in our targeted groups.
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
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. We utilize our website as a marketing tool that allows subscribers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions, and in some of our markets, we use online purchases as an additional sales channel to allow subscribers to purchase our services directly.

Our customer care organization works to improve our subscriber’s experience, with the goal of retaining subscribers of our wireless services and encouraging our customers to expand their relationship with us. We believe that the subscriber support provided by our customer care organization has allowed us to achieve higher subscriber loyalty rates that are superior to those of many of our competitors and has provided us with a key competitive advantage.
Marketing
We are a full service provider of wireless services offering our customers packages of services and features that combine multiple communications services in one handset, including our differentiated Nextel Direct Connect, International Direct Connect and data services, which allow our customers to communicate more effectively and efficiently.
We offer a variety of pricing options and plans, including plans designed to combine features and services that meet the needs of the customers we serve and target. In most instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we also offer prepaid services as a means of attracting customers within our targeted base who may not meet our customer credit requirements, who prefer the flexibility of paying for their service in advance, or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract. We also offer hybrid or controlled rate plans that incorporate a combination of postpaid services and prepaid characteristics. As we move forward with our plans to expand our targeted customer base, we expect that we will expand our prepaid service offerings to meet the needs of our existing and potential customers. As a result, we expect that the number of our subscribers who purchase services under these prepaid plans will increase. Based on our experience in offering prepaid services and the experience of other carriers who have a substantially larger portion of their subscriber bases purchasing service under prepaid plans, including our competitors, we expect that the average revenue per subscriber for subscribers using prepaid plans will be at a lower level than we have experienced for subscribers under contract, and that the turnover for those subscribers will be higher. As a result, we will focus our efforts on designing those plans in a way that is competitive in the market while preserving overall profitability by reducing the costs of acquiring and serving those subscribers.
Although we market our services using traditional print, radio and television advertising, we also provide exposure to our brand and wireless services through various sponsorships. The goal of these initiatives, together with our other marketing initiatives, is to increase brand awareness in our targeted customer base.
Since our reorganization in 2002, we have offered services under the Nextel brand under a trademark granted by Nextel Communications, Inc., a subsidiary of Sprint Nextel Corporation. In September 2011, we launched a new brand identity in each of our markets and at the corporate level, which we believe has and will continue to enhance the recognition of our brand and unify our brand identity across our markets as we seek to expand our target market to include new subscriber segments. In connection with the launch of this new brand identity, we signed an amended trademark agreement with Nextel Communications, Inc., which, among other things, approves our use of the new brand identity, provides us with greater flexibility in the use of the brand and implements other enhancements to our right to use the Nextel brand in our markets.
Competition
The Latin American mobile communications industry has undergone significant growth in recent years. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, variety, features and pricing of handsets and quality of service. In addition, as we pursue our plans to extend our target market to include more high-value consumers, we anticipate that we will increasingly be competing more directly for subscribers that are also targeted by our largest competitors.
In the countries in which we operate, there are principally two other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and has significant operations in Brazil, Argentina, Peru and Chile; and

•	Telefonica Moviles, which has the largest wireless market share in Brazil and Peru, and has significant wireless operations in Mexico, Argentina and Chile.
We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi and Telecom Italia Mobile, or TIM, in Brazil and Argentina, Entel in Chile and Iusacell in Mexico.
Many of our competitors have a larger spectrum position than ours, including more spectrum that can be used to support a wide range of wireless technologies, and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and video telephony services. Although we do not believe that the push-to-talk services launched by our competitors offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors' current networks and their future deployments of new or upgraded technologies in their networks could enable them to implement new features and services that compete more effectively with our Direct Connect service and other differentiated services that we offer. Finally, because a number of our competitors operate or are affiliated with entities that provide wireline-based telecommunications services, they have the ability to offer a wider range of services, including bundles of wireline voice, high speed internet and wireless services that may be more attractive to some subscribers.
We compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our Direct Connect services that make it easier for them to communicate quickly and efficiently. We expect to continue to focus on this differentiated approach as we offer services on our new WCDMA-based networks and pursue our plans to extend our target market. Historically, our largest competitors have focused their marketing efforts on subscribers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently, those competitors have placed more emphasis on attracting postpaid subscribers within our target segments, which are considered the premium segments in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their customer service and customer care functions, which may minimize the value of the quality of our customer service as a point of differentiation and enable those competitors to compete more effectively with us. Although we believe that pricing is one of a number of important factors in potential customers’ purchase decisions, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. These competitors may also use those resources to deploy new services or technologies that could impact our ability to attract or retain customers. Because the iDEN technology has been adopted by fewer carriers worldwide and does not benefit from the scale of other more widely adopted technologies, the cost of our handsets tends to be higher relative to the comparable handsets offered by our competitors. In addition, because we plan to continue to use high performance push-to-talk service capabilities as a key differentiator, we expect that the cost of handsets capable of supporting those differentiated services on our WCDMA-based networks will be higher because they will not be produced at levels comparable with more standard WCDMA handsets. As a result, we must absorb a comparatively larger part of the cost of offering handsets to new and existing customers, which can place us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing subscribers. In recent years, the prices we have been able to charge for our handsets and services have declined as a result of intensified competition in many of our markets, including as a result of the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. We expect that this trend will continue in coming years. This increased competition may also affect our ability to attract and retain subscribers.
For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— Operating Companies.”
Regulation
The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses to use spectrum and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to subscribers, the rates charged by carriers to terminate calls not originated on their networks and the resale of wireless communications services, may be subject to regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the construction of transmitter and receiver sites by wireless carriers and on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations, or future judicial intervention in those countries could impact our business. These changes may, among other things:

•	affect the terms of interconnection arrangements that allow our subscribers to complete calls to our competitors’ subscribers, including the charges imposed for the completion of those calls;

•	establish restrictions that limit or otherwise affect the deployment of transmitter and receiver sites needed to support the coverage and capacity of our networks;

•	establish minimum network construction or coverage obligations that result in increased capital investments;

•	establish prices our operating companies are required to charge for their services; or

•	impose foreign ownership limitations on telecommunications providers that may affect our ability to own and operate our business.
In some of our markets, there is an increasing focus on more significant regulation of transmitter and receiver sites and the deployment of tower structures used to support wireless services, and local governments are adopting stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the transmitter and receiver sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers, result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. For example, in Chile, a nationwide law that limits tower siting and imposes height, co-location and camouflage requirements in certain locations, and imposes outright bans on constructing new towers in other locations was passed in early 2012. For a more detailed description of the regulatory environment in each of the countries in which our operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— Operating Companies.”
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
Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides wireless services in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, in areas in the northeast region of Brazil, including Salvador, Fortaleza and Recife, as well as in Vitoria, which is in the southeast region of Brazil and along related transportation corridors and in a number of smaller markets. As of December 31, 2012, Nextel Brazil provided service to 3,846,300 handsets, which we estimate to be about 2% of the total mobile handsets and other devices in commercial service in Brazil.
Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2012, Nextel Brazil had 6,450 employees.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the regions north and northeast of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil plans to use the 1.9/2.1 GHz spectrum to support a new network that utilizes WCDMA technology having recently launched services on that network in certain cities, and plans to use the 1.8 GHz spectrum to support its long-term strategy. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes.
Competition.  Nextel Brazil competes with cellular and personal communications services, or PCS, providers. The largest competitors are Vivo, which is owned by Spain's Telefonica and has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro; Telecom Americas, which owns Claro and is controlled by Mexico's America Movil; Telecom Italia Mobile, a subsidiary of Italy's Telecom Italia; and TNL PCS S.A., a subsidiary of Telemar Norte Leste, Brazil’s largest wireline incumbent, that offers its services under the brand name “Oi.” Portugal Telecom, which has historically held significant equity stakes in telecommunications providers in Brazil including until recently a significant equity interest in Vivo, now holds a substantial equity interest in Telemar Norte Leste. Nextel Brazil also competes with other regional cellular and wireless operators, the largest of whom have launched and offer services supported by WCDMA-based networks. Some of Nextel Brazil's competitors have also announced plans to launch long-term evolution, or LTE, networks in 2013.
We believe that the most important factors upon which Nextel Brazil competes are the quality of our customer service and network, recognition of our brand and our differentiated services, including our Direct Connect service. While its competition generally targets the prepaid market and competes on the basis of price, Nextel Brazil primarily targets subscribers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with the quality of the customer care and service they receive. Nextel Brazil’s focus on the quality of its customer service and care is an important component of our strategy to attract and retain subscribers within our targeted subscriber groups. Substantially all of our subscribers in Brazil purchase our services on a postpaid basis pursuant to contracts that provide for recurring monthly payments for services over a specified term. Nextel Brazil’s competitors compete aggressively, and Nextel Brazil is in the process of building a WCDMA-based network that will enable it to continue to offer its differentiated Direct Connect service as well as a more competitive portfolio of devices and services that will be supported by the new network. We expect to continue to experience intense competitive conditions in Brazil that have made it, and that are expected to continue to make it, more difficult and costly for Nextel Brazil to attract new subscribers and retain its existing subscribers.
Regulatory and Legal Overview.
SMR Operation. Prior to 2000, the Brazilian telecommunications regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide mobile services to all potential subscriber groups. With the changes to the Brazilian regulations enacted by Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as ANATEL, in 2000 and in subsequent years, Brazil began opening its markets to wider competition in the mobile wireless communications market where we operate.
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
Under the rules adopted by ANATEL relating to interconnection charges, we have negotiated agreements for our SMR operation with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays charges, which are required to be paid to mobile operators in Brazil for termination of calls on their networks, are based on rates, which we refer to as mobile termination rates, that are substantially higher than those that apply in our other markets. Because Nextel Brazil's subscriber base is smaller than those of its competitors and its subscribers tend to make a higher number of calls terminating on other carriers' networks, these higher mobile termination rates result in substantial charges relating to the "off net" termination of calls by our subscribers. To partially address this, the calling party pays structure adopted by ANATEL permits Nextel Brazil to compensate other mobile operators for calls terminated on their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “partial bill and keep.” Since their adoption, these regulations have resulted in significant cost savings to Nextel Brazil. Finally, in late 2011, ANATEL announced a plan to reevaluate the current methodology used to determine mobile termination rates in the calling party pays structure. ANATEL officially reduced the mobile termination rates in March 2012, which resulted in a substantial reduction in the charges paid by Nextel Brazil to terminate calls on other mobile carriers’ networks. In November 2012, ANATEL confirmed its plans to make the transition to a cost-based model for determining mobile termination rates beginning in 2016 and announced further reductions in those rates for 2013 through 2014 as part of the transition to cost-based rates. These changes do not affect the current partial bill and keep payment structure that applies to the settlement of mobile termination charges between SMR and PCS mobile services.
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
PCS Operation. Nextel Brazil was the successful bidder for spectrum in the areas covered by 11 of the 13 auction lots offered in the 1.9/2.1 GHz spectrum auction completed in late 2010. These areas include approximately 98% of the Brazilian population. Nextel Brazil began offering data services on a new WCDMA network in certain cities in the fourth quarter of 2012. The rules require that Nextel Brazil’s services comply with start-up terms and minimum service availability and quality requirements detailed in the regulations, which are different from those that apply to services supported by our iDEN networks and which are subject to the regulations relating to our SMR operation. The rules also require Nextel Brazil to meet specified network coverage construction requirements within certain time frames. Failure to meet ANATEL’s requirements may result in enforcement of the performance bonds related to the licenses, forfeiture of the channels and revocation of licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.
Nextel Brazil has negotiated interconnection agreements with mobile and fixed line operators to support its PCS operation. ANATEL has defined that Nextel Brazil is a new PCS entrant, and as a result, its mobile termination rate is 20% higher than PCS operators with significant market power in Brazil. In November 2012, ANATEL approved a general plan of competition, which establishes a number of rules that are aimed at promoting competition in the PCS market, including the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to cost-based rates. A key component of ANATEL's plan includes the introduction of a partial bill and keep settlement structure similar to the one that applies to our SMR operation for mobile termination charge settlements between PCS operators that hold significant market power and PCS operators like Nextel Brazil that have less market power. This partial bill and keep structure, which effectively reduces the amount of mobile termination charges paid by Nextel Brazil, will be gradually phased out over the 2013 to 2015 period while the transitional reductions in mobile termination rates are implemented and will be eliminated in 2016 when ANATEL expects to implement the cost-based structure for determining mobile termination rates applicable in the calling party pays structure. The application of this partial bill and keep settlement structure to our PCS operation in Brazil, combined with the scheduled mandatory reductions in mobile termination rates, will result in significant cost savings for Nextel Brazil as we make the transition to services supported by our new WCDMA network. We believe that these cost savings will also enable us to develop and offer innovative pricing plans that reduce or eliminate the significant differentiation in the cost of on net and off net calls that are common in Brazil due to the historically high mobile termination rates there, providing opportunities for Nextel Brazil to compete more effectively.
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
Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest on foreign loans is generally subject to a 15% withholding tax. The entry of funds into Brazil as a foreign loan is subject to a 6% foreign exchange transaction, or IOF, tax, except if the average repayment term of the loan is more than 360 days, in which case the IOF tax will be fully exempted. The first possible date of exercise for put or call provisions established on the foreign loan will be considered the date of effective repayment of the loan. Interest and payments of principal on foreign loans are currently exempted from the IOF tax.

2.	Mexico
Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2012, Nextel Mexico had 5,411 employees.

Nextel Mexico provides wireless services in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2012, Nextel Mexico provided service to 3,901,700 handsets, including handsets supported by its iDEN and WCDMA networks, which we estimate to be about 4% of the total mobile handsets and other mobile devices in commercial service in Mexico. Our new network in Mexico uses the HSPA+ version of the WCDMA technology that supports significantly faster data delivery speeds than are available on earlier versions of the technology, allowing Nextel Mexico to offer high speed broadband services to customers on its new network.
Competition.  Nextel Mexico’s wireless network competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Telcel, which is the largest provider of wireless services in Mexico; Movistar, which is owned by Telefonica; and with Iusacell and Unefon, both of which are currently controlled by Grupo Iusacell, which is operated by a joint venture between Televisa and TV Azteca, Mexico's two national television broadcasters.
We believe that the most important factors upon which Nextel Mexico competes are the quality of our customer service and network, recognition of our brand and our differentiated services, including our Direct Connect service. Nextel Mexico’s competitors compete aggressively, and all three of its largest competitors offer services supported by WCDMA-based networks in a significant portion of their coverage areas. Telefonica and Telcel have also introduced services supported by an LTE-based network in certain cities in Mexico.
Regulatory and Legal Overview.  The Secretary of Communications and Transportation of Mexico, or the SCT, regulates the telecommunications industry in Mexico. The Mexican Federal Commission of Telecommunications, or COFETEL, oversees specific aspects of the telecommunications industry on behalf of the SCT.
The current telecommunications law restricts foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which has no such restriction. Some of the licenses held by Nextel Mexico prior to 2000 were originally granted under the old telecommunications law and are not subject to the 49% foreign ownership limitation. These licenses retained the authorization to have up to 100% foreign investment with their renewal mentioned below.
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
In March 2009, Inversiones Nextel obtained authorization from the SCT to provide mobile and fixed wireless access, including telephone services in the 800 MHz band within Mexico. In December 2009, Inversiones Nextel and Delta Comunicaciones received authorization to provide these services in some of Mexico's largest cities, including Mexico City. Between December 2009 and April 2010, 19 SMR licenses were renewed by the SCT, and in 2012, the SCT granted the remaining 12 license renewals, which included authorization to provide mobile and fixed wireless access services.
Prior to August 2012, Operadora de Comunicaciones, S.A. de C.V., or Opcom, was an indirect subsidiary of Nextel Mexico with licenses to provide mobile and fixed wireless access, including telephone services, which it used to execute local-to-local interconnection agreements with a number of local carriers and mobile carriers, including Telmex and Telcel. In July 2011, Opcom was converted to a limited liability company, and in August 2012, Opcom was merged into a subsidiary of Nextel Mexico, NII Digital, S. de R.L. de C.V., or NII Digital, and all interconnection agreements and infrastructure previously owned by Opcom was transferred to NII Digital. As a result of this merger, Nextel Mexico's interconnection arrangements apply to the operation of both its iDEN and WCDMA networks.
As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico, NII Digital was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010. In November 2012, Inversiones Nextel received authorization from the SCT to acquire a 100 MHz nationwide point-to-point 23 GHz link license from Miditel, S.A. de C.V., which may be used for its new WCDMA-based network, as well as to provide services to third parties. As of December 31, 2012, Nextel Mexico offered services utilizing its WCDMA-based network in 34 cities in Mexico.
The rates paid by Nextel Mexico to terminate calls on other carriers’ networks are negotiated between the parties, subject to the right of carriers to submit disputes to COFETEL, for resolution in instances where the carriers are unable to agree on the rates or other terms. On December 31, 2010, the agreements between Nextel Mexico and its mobile competitors that established the applicable rate for mobile termination charges expired. In May 2011, COFETEL ordered a reduction in the mobile termination rates, retroactive to January 1, 2011.

Nextel Mexico entered into agreements with Telcel and most of the fixed operators which called for reduced mobile termination rates for 2011 consistent with the COFETEL's order, and agreements calling for further mobile termination rate reductions in 2012 through 2014. Iusacell and Unefon agreed to the reduced mobile termination rates for 2011, but have not agreed to either extend the current mobile termination rates or to further reductions of mobile termination rates in subsequent years. Telefonica has refused to agree to any reductions in mobile termination rates including reductions consistent with the COFETEL's order, and it has initiated an administrative appeal for review against COFETEL's decision, as well as other proceedings challenging that decision.
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
In December 2012, the Mexican government enacted legislation that delays by one year the scheduled reduction in the corporate tax rate. Previously enacted legislation called for the 2012 30% tax rate to decrease to 29% in 2013 and to 28% in 2014 and subsequent years. The 2012 legislation extends the 30% tax rate to 2013 and reduces the rate to 29% in 2014 and to 28% in 2015 and subsequent years. Dividends paid in excess of the accumulated taxable income are subject to a tax of up to 43% for 2012 and 2013, 41% for 2014 and 39% for 2015 and subsequent years. In addition, effective January 1, 2010, the Mexican government imposed a new tax of 3% of invoiced charges for telecommunications services. This telecommunications tax is applicable to all telecommunications services provided by Nextel Mexico, with the exception of internet services and interconnection services between local and foreign carriers.

3.	Argentina
Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides wireless services in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2012, Nextel Argentina provided service to 1,755,600 handsets, which we estimate to be about 3% of the total mobile handsets and other mobile devices in commercial service in Argentina.
Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and numerous branches in the Buenos Aires area. As of December 31, 2012, Nextel Argentina had 1,489 employees.
Competition.  Nextel Argentina competes with Movistar, which is controlled by Telefonica, Claro, which is controlled by America Movil, and Personal, which is controlled by Telecom Italia. Each of these companies provides a variety of services, including mobile voice and data communications throughout Argentina. Nextel Argentina's competitors compete aggressively, and all three of the established mobile telephone service providers now offer services supported by a WCDMA-based network in a significant portion of their coverage areas.
We believe that the most important factors upon which Nextel Argentina competes are the quality of our customer service and network, brand recognition and our differentiated services, including our Direct Connect service. While its competition generally targets the mass market, Nextel Argentina primarily targets subscribers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with the quality of customer care and service they receive.
In September 2012, the Argentine government canceled the auction of PCS and 850 band cellular spectrum and subsequently awarded this spectrum to ARSAT, a government-owned telecommunications company. We were previously expecting to participate in that auction and to use any spectrum we acquired in the auction to support a WCDMA-based network in Argentina. As a result of this decision by the Argentine government, Nextel Argentina does not currently hold spectrum that would support the deployment of a WCDMA-based network nor are there any current proposals by the Argentine government to make additional spectrum of that type available to Nextel Argentina or to other carriers via auction or otherwise. As a result, we expect to continue to use the iDEN technology and are currently considering other strategic approaches that could support our transition to new technologies. While we are in the process of evaluating these spectrum options and strategic possibilities, it may become more difficult for Nextel Argentina to compete for customers in our historic segments using this iDEN technology.
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
The use of the SMR spectrum used by Nextel Argentina in support of its services is subject to the prior granting of an authorization to use that spectrum in a specified, limited geographical area. SMR authorizations granted through the year 2000 have an indefinite term, and those granted beginning in 2001 expire after a 10-year term. Nextel Argentina holds licenses to use 1,815 channels, including those covering the major business markets areas, with indefinite terms, and 1,760 channels with 10-year terms, mostly in smaller markets. SMR authorizations are subject to service launch and subscriber loading requirements. We believe that Nextel Argentina has met all material requirements of these authorizations.
SMR service providers are assured interconnection with other operators’ networks, including the public switched telephone network, on a nondiscriminatory basis. Interconnection terms and prices are freely negotiated between the parties, although the regulations include guidelines that are generally followed in practice and can be imposed by the Secretary of Communications if an agreement between the parties is not reached. All interconnection agreements entered into must be registered with the CNC. Additional requirements are imposed or may be imposed on all dominant carriers to avoid monopolization and ensure competition in the Argentine telecommunications market. Nextel Argentina provides services to its subscribers that allow calls to be completed on other carriers’ networks under interconnection agreements with mobile operators, Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. Nextel Argentina has also implemented a calling party pays program with the fixed line carriers with whom it interconnects under which Nextel Argentina is compensated at agreed rates for calls made to its subscribers from fixed line networks for those subscribers who purchase our services under calling party pays rate plans. Charges recovered by Nextel Argentina for calling party pays calls originated on fixed lines depend on a reference price set periodically by the Minister of Federal Planning, Public Investments and Services. Effective January 1, 2011, Nextel Argentina renegotiated its mobile-to-mobile calling party pays agreements with the mobile carriers with whom it interconnects, which ended its previous dispute regarding mobile calling party pay rates.
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
The Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, there are specific guidelines that must be complied with in order to make any repayment of principal or interest to foreign creditors. According to these regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. These formal and informal requirements have restricted the convertibility of currency and the ability to repatriate capital from Nextel Argentina to its parent companies in 2012 and are expected to continue to restrict convertibility and the ability to repatriate capital in 2013.
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
Operating Company Overview.  We refer to our wholly-owned Peruvian operating company, Nextel del Peru S.A., as Nextel Peru. Nextel Peru provides wireless services in major business centers, including Arequipa, Cajamarca, Chiclayo, Chimbote, Cuzco, Huancayo, Huaraz, Ica, Lima, Piura, Puno, Tacna, Trujillo and Tumbes and along certain related transportation corridors.
As of December 31, 2012, Nextel Peru provided service to 1,659,500 handsets and other devices, including devices supported by its iDEN and WCDMA networks. We estimate that these handsets and devices represent about 5% of the total mobile handsets and other mobile devices in commercial service in Peru.
Nextel Peru is headquartered in Lima. As of December 31, 2012, Nextel Peru had 1,492 employees.
In July 2007, Nextel Peru was awarded a nationwide license of 35 MHz of 1.9 GHz spectrum through an auction process carried out by the Peruvian government. In late 2009 and early 2010, we began offering commercial services utilizing the WCDMA-based network we deployed on this spectrum. The license relating to the 1.9 GHz spectrum requires Nextel Peru to deploy a new network using the license spectrum within specified timeframes throughout Peru. The license also requires us to reach a specified minimum subscriber loading level by mid-2013. We currently expect to comply with all of our network construction, coverage and subscriber loading requirements.
Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including Movistar, which is controlled by Telefonica, and Claro, which is controlled by America Movil. Both Movistar and Claro provide nationwide coverage. In 2011, Vietnam's Viettel Group was awarded 25 MHz of 1.9 GHz spectrum. Upon the launch of its commercial service, which is expected in 2013, Viettel will become the fourth mobile operator in Peru.
Nextel Peru targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns. Nextel Peru also offers a number of prepaid and hybrid service plans as part of our effort to target a wider range of potential customers, including those who are unable to satisfy the credit standards that apply to subscribers purchasing our post-paid services. We believe that the most important factors upon which Nextel Peru competes are the quality of our customer service and network, brand recognition and our differentiated services, including our Direct Connect service.
During 2011, Nextel Peru launched a number of services supported by its new WCDMA network, including its differentiated Direct Connect service and a broader portfolio of applications and services. Following the initial launch of the Direct Connect service, we identified some issues relating to the voice quality and fidelity of certain types of Direct Connect calls, particularly in instances where those calls originate on the new WCDMA network and are completed on Nextel Peru's iDEN network. While we believe that these issues are not unusual for a new service and that most of those issues have been resolved or will be resolved in the near term, the ongoing efforts to address these performance issues have delayed the more aggressive marketing of our Direct Connect service on the new network. Because our Direct Connect service is a key point of differentiation from the services offered by our competitors, this could affect our ability to add new subscribers to our new network until these performance issues are addressed.
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
Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the applicable regulations and procedures issued by OSIPTEL, which specify the rates to be charged for these services including the rates to be charged for the termination of calls on each mobile carrier's network. Nextel Peru is presently interconnected with all major telecommunications operators in Peru. In August 2010, OSIPTEL adopted regulations that will result in savings in interconnect rates Nextel Peru pays to other mobile carriers over a four-year period ending on September 30, 2014. In December 2011, OSIPTEL established caps on the rates that are payable by fixed network operators for terminating calls on mobile carriers' networks at levels equivalent to the mobile termination rates applicable to mobile-to-mobile calls. This change, which replaced the prior structure in which those rates were freely set by mobile operators, has resulted in a reduction in Nextel Peru's fixed-to-mobile income.
Foreign Currency Controls, Dividends and Tax Regulation.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On September 21, 2007, we entered into a legal stability agreement with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, our $166.5 million investment in Nextel Peru. This agreement had a 20-year term and is effective until September 20, 2027. On September 25, 2012, we entered into a new legal stability agreement with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, our new $140.9 million investment in Nextel Peru. This agreement has a 10-year term and is effective until September 24, 2022.
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
Operating Companies Overview.  We refer to our wholly-owned Chilean operating company, Nextel S.A., as Nextel Chile. Nextel Chile currently provides nationwide wireless services through its next generation and iDEN-based networks in Santiago, Valparaiso and Vina del Mar, along related transportation corridors and on a limited basis in San Antonio, Rancagua, Melipilla, Talagante, San Felipe, Concepcion and Antofagasta and through roaming agreements which provide additional next generation wireless coverage in other areas of Chile. As of December 31, 2012, Nextel Chile provided services to 198,400 handsets, including handsets supported by its iDEN and WCDMA networks.
Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2012, Nextel Chile had 944 employees.
In late 2009, Nextel Chile participated in the auctions of spectrum in Chile and was awarded 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands throughout Chile. In May 2012, Nextel Chile began providing next generation service offerings on a new network that utilizes WCDMA technology.
Competition.  The three established mobile telephone service providers, Entel Chile, Movistar, which is controlled by Telefonica and Claro, which is controlled by America Movil, provide services throughout Chile that compete with Nextel Chile’s wireless services. In 2012, additional mobile telephone service providers launched mobile offerings, including VTR Banda Ancha (Chile), S.A., or VTR, which is Chile's largest cable television and broadband provider. Because it is a smaller operator in the market with a limited number of subscribers, Nextel Chile believes that the implementation of number portability in January 2012, combined with its launch of services on its WCDMA network, may enable it to compete more effectively by reducing the practical barriers that would otherwise arise if subscribers were required to change their phone numbers when moving between carriers.
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
The legislature in Chile passed a nationwide law in early 2012 that limited tower siting and imposed height, co-location and camouflage requirements in certain locations, and imposed outright bans on constructing new towers in other locations. The new law is expected to impact our business strategies and has caused us to incur unplanned costs; required the elimination of existing towers, which could negatively impact the performance of both our iDEN and WCDMA networks; and imposed new and onerous taxes and fees.
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
Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations, such as our Chilean operating companies, must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by publicly traded stock corporations apply. In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions. As a general rule, any dividend paid by Nextel Chile to its foreign shareholders will be subject to a 35% withholding tax rate, reduced by a tax credit to recognize the 20% corporate tax paid by Nextel Chile on the income distributed or remitted abroad. As a general rule, a 35% withholding tax applies to interest paid by Nextel Chile to NII Holdings or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its U.S. subsidiaries to Nextel Chile.
On July 31, 2010, a temporary increase in the Chilean corporate income tax rate was published. The 17% corporate tax rate was increased to 20% for 2011, adjusted to 18.5% for 2012 and was scheduled to revert back to 17% for 2013 and thereafter. In September 2012, the Chilean government enacted legislation to permanently increase the corporate tax rate to 20%. This increased rate applies to income derived and accrued in 2012 and thereafter.
Employees
As of December 31, 2012, we had about 16,100 employees. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers all of its employees and expires on September 30, 2013. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2012, none of Nextel Mexico’s employees have chosen to participate under these agreements. Except for these agreements with our subsidiaries in Brazil and Mexico, neither we nor any of our other operating companies is a party to any collective bargaining agreement, although certain of our operating companies are subject to employment statutes and regulations that establish arrangements that are similar in substance to collective bargaining agreements. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.
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
We also provide public access to our code of ethics, entitled the NII Holdings, Inc. Code of Conduct and Business Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Finance Committee. The committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of the committee charters and the Code of Conduct and Business Ethics free of charge by writing to: NII Holdings Investor Relations, 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. If a provision of our Code of Conduct and Business Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Conduct and Business Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

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

1.
Because our capital expenditures exceed our cash flows from operations, and are expected to remain this way for the next few years, we will need to service our indebtedness, pay our taxes and fund our working capital with cash on hand and proceeds from existing amounts available under our equipment financing facilities.

Our cash flows from operations have recently declined significantly, and we expect them to continue to decline over the course of 2013 as we incur additional costs to continue to build out our WCDMA-based networks. Our business plan also requires significant additional capital expenditures beyond 2013. Based on our current plans, including our expected cash flows from operations, we expect our capital expenditures to exceed the amount of cash we generate from operations for at least 2013 and 2014.

Our plans are based on a number of key assumptions. If any of our assumptions are not borne out or are otherwise not correct, our cash flows from operations could be significantly lower, and our capital expenditures could be significantly higher than expected. As a result, our capital expenditures could exceed our cash flows from operations beyond 2014 and for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate cash flows from operations sufficient to cover our capital expenditures in the future. In addition, we regularly evaluate and revise our plans, and we may elect to pursue new or alternative strategies, which we believe would be beneficial to our business. Such changes to our plans could significantly increase our capital requirements or negatively affect our cash flows from operations in the near or long term.

Based on our current level of debt, we need to pay cash interest in excess of $450.0 million annually, including the cash interest payable with respect to the issuance of $750.0 million in principal amount of 11.375% senior notes in February 2013. This annual interest expense does not include any additional interest on any additional debt capital we may raise, including through additional borrowings under our existing market level equipment financing facilities or through sale and leaseback transactions involving certain of our towers and other transmitter and receiver sites that we plan to implement in 2013. In addition, we need to pay cash taxes and fund our working capital.

As of December 31, 2012, we had cash and cash equivalents of $1,383.5 million and short-term investments of $204.8 million. In addition, we had access to additional committed amounts under our market level equipment financing facilities of up to $532.6 million, subject to compliance with applicable financial maintenance covenants. In February 2013, we received net cash proceeds of approximately $734.1 million in connection with the issuance of our 11.375% senior notes. While we believe our current sources of funding will be adequate to execute our business plan for the next several years, if we are unable to significantly improve our operating cash flows over the long term, we will need to seek additional sources of financing to fund our operations and execute our business strategy as contemplated by our business plans. The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness.

As of December 31, 2012, the total outstanding principal amount of our debt was $4,890.9 million, with $800.0 million of this outstanding amount due on August 15, 2016. Our 11.375% senior notes include a provision requiring us to repay or refinance this $800.0 million of indebtedness on or before May 15, 2016. If we are unable to refinance or repay this $800.0 million on or before May 15, 2016, we will be required to make an offer to repurchase the 11.375% notes at par. In addition to evaluating the possibility of refinancing some or all of the $800.0 million of indebtedness due in 2016, we are also continuing to evaluate alternative sources of funding to increase our liquidity, which include potential sale and leaseback transactions for our towers and strategic transactions with respect to our operations in Argentina, Peru and Chile, as well as proceeds from potential debt and equity offerings. However, depending on which of these alternative sources of liquidity we pursue, we may have to amend or refinance certain of our market level facilities, which we may not be able to do at the expected time, in the amounts we would like, or at all. In addition, there can be no assurance that we will able to raise additional liquidity from those alternative sources in a timely fashion, on commercially acceptable terms, or at all. See “4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to the capital markets. If we are unable to obtain financing when needed and on terms acceptable to us, our business and liquidity may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.”

2.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.
Our business involves selling wireless communications services to subscribers, and as a result, our economic success is based on our ability to attract new subscribers and retain current subscribers. Our success will depend on the ability of our operating companies to compete effectively with other telecommunications services providers, including other wireless telecommunications companies, internet and cable service providers and providers of fixed wireline services, in the markets in which they operate. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry in our markets, including the availability of new services, features and technologies; changes in consumer preferences, demographic trends and economic conditions; our ability to fund our operations; and our competitors' pricing strategies.

a.
The wireless industries in our markets are highly competitive, making it difficult for us to attract and retain customers. If we are unable to attract and retain customers, our financial performance will be impaired.

Competition among telecommunications service providers in our markets is intense as multiple carriers seek to attract and retain customers. Some of the factors contributing to this competitive environment include a higher relative penetration of wireless services in our markets, which drives more aggressive competition as competitors seek to attract and retain customers that support the growth of their businesses in a more saturated market, the development and availability of new products and services, including services supported by new technologies, and the entry of new competitors. We also expect the current trend of alliances, cost-sharing arrangements and consolidation in the wireless and communications industries to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in larger competitors with greater financial, technical, promotional and other resources to compete with our businesses. In addition, as we pursue our plans to expand our marketing and sales focus to include a larger segment of high value consumers, we will be increasingly seeking to attract customers in segments that have historically been served by our competitors, many of which are larger companies with more extensive networks, financial resources and benefits of scale that allow them to spend more money on marketing and advertising than us and to exploit scale advantages that allow them to offer products and services at a lower cost.
In order to obtain a competitive advantage, our competitors have, among other things:

•	provided increased handset subsidies;

•	offered higher commissions to distributors;

•	offered more state of the art handsets;

•	provided discounted or free airtime or other services;

•	expanded their networks to provide more extensive network coverage;

•	developed and deployed networks that use new technologies and support new or improved services;

•	offered incentives to larger customers to switch service providers, including reimbursement of cancellation fees; and

•	offered bundled telecommunications services that include local, long distance and data services.
In addition, number portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been implemented in all of our markets, making it easier for wireless providers to effectively target and attract their competitors' customers.
We anticipate that the competitive environment in our markets and competitive strategies of our competitors will require us to continue to incur significant expenses relating to advertising and promotions and will put pressure on the prices we can charge for our services and for handsets and other devices that we sell in connection with our service offerings. These developments and actions by our competitors could negatively impact our operating results and our ability to attract and retain customers. These competitive conditions may also require that we incur increased costs such as higher sales commissions or handset subsidies as we add new customers, which may reduce our profitability even while customer growth continues. If we are unable to respond to competition and compensate for declining prices by adding new customer, increasing usage and offering new services, our revenues and profitability could decline.

b.
Competition and technological changes in the market for wireless services, including competition driven by our competitors' deployment of long-term evolution or other advanced technologies, could negatively affect our average revenue per subscriber, customer turnover, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability. If we do not keep pace with rapid technological changes or if we fail to complete deployment of our WCDMA-based networks and of new technology that supports services on these networks, we may not be able to attract and retain customers.

The wireless telecommunications industry is experiencing significant technological change. Spending by our competitors on new wireless services and network improvements could enable our competitors to obtain a competitive advantage with new technologies or enhancements that we do not offer. Rapid change in technology may lead to the development of wireless communications technologies that support products or services that consumers prefer over the products or services that we offer. If we are unable to keep pace with future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
While we have deployed or are in the process of deploying our WCDMA-based networks in our markets other than Argentina, competitors in each of our markets have launched new or upgraded networks that use technology similar to the WCDMA-based networks that we have deployed or are in the process of deploying and are designed to support services that use high speed data transmission capabilities, including internet access and video telephony, and some of those competitors have expended significant resources and made substantial investments to deploy upgrades to the technology used in their networks. Some of our competitors have also announced their plans to deploy new network technologies that could provide further enhancements to data speed and capacity in our markets, including services utilizing long-term evolution, or LTE, technologies. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of services we offer, thereby making our services less competitive. In addition, we may not be able to accurately predict technological trends or the success of new services in the market. If our services fail to gain acceptance in the marketplace, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected. In particular, our push-to-talk services on our new WCDMA-based networks may not meet the continually changing demands of our customers and may no longer serve to differentiate our services in the future.
The 800 MHz spectrum that our operating companies are licensed to use is non-contiguous, while the technology platforms that are currently available to us, including the WCDMA technology we have deployed or are deploying, operate only on contiguous spectrum. While in Brazil, Mexico, Chile and Peru we have rights to use spectrum that is contiguous and supports our existing and planned WCDMA-based networks, we have only recently launched services supported by our new WCDMA-based networks and are still in the process of expanding the coverage of these networks. This gives our competitors a significant time-to-market advantage in which they can offer new applications and services that are supported by their networks, but that we will not be able to offer until our new networks are widely available. In addition, in Argentina, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology, which could make it more difficult or impossible for us to deploy new and more competitive services in Argentina. The successful deployment of our WCDMA-based networks is a critical step in keeping pace with technological change and is necessary in order for us to continue to offer competitive services. If we are unable to deploy our WCDMA-based networks in a timely manner or at all, we may not be able to compete effectively and could lose customers to our competitors. For more information, see "3a. We may be limited in our ability to grow unless we successfully deploy our WCDMA-based networks and expand network capacity."

c.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.
Because of their size, scale and resources, some of our competitors may be able to offer services to subscribers at prices that are below the prices that our operating companies can offer for comparable services. Many of our competitors are well-established companies that have:

•	substantially greater financial and marketing resources;

•	larger customer bases;

•	larger spectrum positions;

•	higher profitability and positive free cash flow;

•	more access to funding, lower leverage and lower cost of financing; and

•	larger service coverage areas than those of our operating companies.
If we cannot compete effectively based on the price of our service offerings and related cost structure, our results of operations may be adversely affected.

d.	The network and subscriber equipment we currently use and expect to use is more expensive than the equipment used by our competitors, which may limit our ability to compete.
Our iDEN-based networks utilize a proprietary technology developed and designed by Motorola Solutions that relies solely on the efforts of Motorola Solutions and any current or future licensees of this technology for product development and innovation. Additionally, Motorola Mobility is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. In contrast, all of our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and WCDMA, which are substantially more widely used technologies than iDEN, are available from a significant number of suppliers and are produced in much larger quantities for a worldwide base of customers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment than are available to us for handsets and infrastructure used to provide services on our iDEN network. In addition, because we plan to continue to offer our Direct Connect services as a key differentiator and as part of the services supported by our WCDMA-based networks, we expect that the cost of handsets capable of supporting those differentiated services will be higher even when they are supported by the more widely used WCDMA technology because they will not be produced at scale levels comparable with more standard WCDMA handsets. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

e.	Our operating companies may face disadvantages when competing against government-owned and formerly government-owned incumbent wireline operators or wireless operators affiliated with them.
In some markets, our operating companies compete against a government-owned telecommunications operator or a formerly government-owned telecommunications operator, some of which enjoy a near monopoly position relating to the provision of wireline telecommunications services and may have a wireless affiliate. For example, an affiliate of Telcel, which is our largest competitor in Mexico, is the incumbent provider of wireline services in Mexico and was formerly a government-owned monopoly. Similarly, an affiliate of Movistar, which is our largest competitor in Peru, is the incumbent operator of the wireline network that was formerly a government-owned monopoly. In Argentina, we may need to compete against ARSAT, which is a government-owned telecommunications operator. In September 2012, the Argentine government canceled a previously announced auction of spectrum in the 1.9 GHz and 850 MHz bands that was to be offered to wireless carriers, including Nextel Argentina, and awarded this spectrum to ARSAT for its expansion into the wireless telecommunications business. Our operating companies may be at a competitive disadvantage in these markets because former government-owned incumbents or affiliated competitors may have:

•	close ties with national regulatory authorities;

•	control over connections to local telephone lines; or

•	the ability to subsidize competitive services with revenues generated from services they provide on a monopoly or near-monopoly basis.
For example, the services that we plan to provide on our new WCDMA-based networks are expected to require significantly greater data capacity than is the case on our iDEN networks, and this higher capacity demand will make it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits may be limited and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. As a result, we are dependent on entities that are affiliated with our competitors to provide us with the data transport services needed to support our networks and services. Our ability to offer services could be adversely affected if those entities were to choose to allocate limited transport capacity to other customers including their wireless affiliates or otherwise make it more difficult for us to obtain the necessary transport capacity to support our networks and services.
Our operating companies may also encounter obstacles and setbacks if local governments adopt policies favoring these competitors or otherwise afford them preferential treatment. As a result, our operating companies may be at a competitive disadvantage to incumbent providers, particularly as our operating companies seek to offer new telecommunications services.

f.	Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain subscribers.
In recent years, we have expanded the coverage of our iDEN networks, particularly in Mexico and Brazil, and we have deployed or plan to deploy WCDMA-based networks in Brazil, Mexico, Chile and Peru that provide coverage that is at least as broad as that provided by our iDEN networks, but our current networks do not, and our planned WCDMA-based networks will not, offer nationwide coverage in the countries in which we operate nor will they provide the coverage available on some of our competitors' networks. In many instances, we are not able to supplement our network coverage using roaming arrangements because the uniqueness of our iDEN technology limits our potential roaming partners for subscribers solely on iDEN networks or because our competitors are unwilling to provide roaming for WCDMA-based services or will only provide roaming at costs that make it uneconomic for us to rely on roaming to extend our coverage. As a result, we will not be able to utilize roaming arrangements to extend the coverage of our iDEN networks and may not be able to implement roaming arrangements to extend the coverage of our WCDMA-based networks, making it difficult for us to attract and retain certain subscribers and compete effectively with competitors that operate mobile networks with more extensive areas of service.
While our iDEN subscribers currently have access to voice, data and Direct Connect on Sprint Nextel Corporation's, or Sprint Nextel's, iDEN network, Sprint Nextel has announced its decision to deactivate its iDEN network in mid-2013. Once Sprint Nextel completes the deactivation of its iDEN network, our iDEN customers will no longer have the ability to use their iDEN handsets in the U.S., which could affect the willingness of existing Nextel Mexico customers to remain on our iDEN network and negatively impact the willingness of potential subscribers to choose Nextel Mexico's services. As a result, this could negatively impact our net subscriber additions, revenues and operating income.
We have entered into roaming arrangements with respect to services supported by our WCDMA-based networks in Chile and Brazil that will enable our customers to roam within those markets in areas where we do not offer network coverage, but have been unable to enter into similar "in market" roaming arrangements in Mexico. There is no guarantee we will be able to reach or maintain agreements to provide roaming service in areas where we do not have network coverage or that the terms of those agreements will allow us to utilize roaming services to economically extend our coverage areas. In addition, we have entered into agreements that allow our customers to utilize roaming services in other countries using the handsets that are compatible with iDEN and/or GSM systems. For handsets that operate on our WCDMA-based networks, we have entered into similar agreements with providers in a number of countries that allow customers whose service is supported by our WCDMA-based networks to utilize roaming services in those countries. Both in-market and international roaming requires our customers to rely on networks that are owned and operated by third parties and, in the case of in-market roaming, by our competitors. We are unable to ensure the availability of services or data speeds on these networks, and in most cases, push-to-talk service, one of our key differentiators, will not be available or will not have the same level of performance when our subscribers are roaming, which could negatively affect the service experience of our customers.

g.	If there is a substantial increase in our customer turnover rate, our business could be negatively affected.
In recent years, we have experienced a generally higher consolidated customer turnover rate compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions, more competitive sales environments in the markets in which we operate and our offering of prepaid and hybrid services to customers who are more likely to change service providers. In addition, our plans contemplate a further expansion of our target market to a broader range of customers that have typically demonstrated a willingness to change service providers more frequently and our increased use of prepaid and hybrid post and prepaid payment terms as part of our service plans in order to attract more price sensitive customers has had an adverse impact on our consolidated customer turnover rate, particularly in Brazil. These and other changes in our marketing strategies and the types of customers we target could negatively impact our consolidated customer turnover rate. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new customers and retaining existing customers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the cost of acquiring a new customer is much higher. Accordingly, an increase in customer deactivations could have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience further increases in our customer turnover rate, our ability to maintain our revenues and our profitability could be materially impaired.

h.	If our networks do not perform in a manner that meets subscriber expectations, we will be unable to attract and retain customers.
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

3.	If we are not able to develop and deploy our new WCDMA-based networks and manage the associated growth effectively, our future growth and operating results will suffer.

Our ability to achieve our long-range business goals, and to grow profitably, is dependent on our ability to successfully design and deploy our WCDMA-based networks and related services and to manage changes to our business model and cost structure that are necessary to allow us to pursue our plans to expand both our service offerings and our targeted customer segments, including by implementing new and more efficient supporting business systems and processes. Our inability to complete these efforts in a timely fashion, or to manage the related costs, could have an adverse impact on our business.

a.	We may be limited in our ability to grow unless we successfully deploy our WCDMA-based networks and expand network capacity.
To continue to successfully retain our existing customers, increase our customer base and pursue our business plan, we must economically:

•	complete the deployment of our WCDMA-based networks;

•	expand the capacity and coverage of our WCDMA-based networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet customer demand.
In particular, the deployment of our WCDMA-based networks will require us to deploy a significant number of new transmitter and receiver sites in order to meet the expanded coverage requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support those networks and the coverage requirements associated with the spectrum licenses being utilized for those networks. In some of our markets, individuals and governments are opposing new tower construction and supporting laws restricting the construction of towers and other transmitter and receiver sites. For example, in Chile, a nationwide law that limits tower siting and imposes height, co-location and camouflage requirements in certain locations, as well as outright bans on constructing new towers in other locations, was enacted in early 2012. Laws like this could increase the time and costs associated with our planned network deployments. The effort required to locate and build a significant number of additional transmitter sites across our markets in coming years will be substantial, and our failure to meet this demand could delay or impair the deployment of our WCDMA-based networks, which would adversely affect our business.
In addition, as we deploy our WCDMA-based networks, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting existing and new services and features, and by reducing the costs associated with providing those services. Successful deployment and implementation of new services and technology on our WCDMA-based networks depend, in part, on the willingness and ability of third parties to develop new handsets and applications that are attractive to our customers and that are available in a timely manner. We may not be able to successfully complete the development and deployment of our new networks. If this occurs, we may be unable to recover the substantial investment we are making in our new networks and the related costs we incur to offer these new services. Failure to successfully deploy those networks could also be expected to result in subscriber dissatisfaction that could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects.

b.
We may not be able to manage our growth effectively. Failure to successfully implement core information technology and operating systems and/or difficulty managing outsourcing arrangements for our network operations infrastructure and information technology systems may adversely affect our business operations.

Our business strategy envisions growing our business by successfully building and deploying our WCDMA-based networks, expanding our product and service offerings and expanding our target customer base. Even if we do expand our business, if we fail to manage our growth effectively, our financial results could be adversely affected. Separately, growth may place a strain on our management systems and resources. We must continue to refine and expand our business development and sales capabilities, our network operations and information technology infrastructure, and the hardware, software, systems, processes and people to effectively support current and future sales, customer service and information requirements of our business in an efficient and cost-effective manner. In addition, failure to prioritize technology initiatives and effectively allocate resources in order to achieve our strategic goals could result in a failure to realize those goals, including the expected benefits of our growth, and could negatively affect our financial results.
Changes to our networks and business strategies require us to implement new operating and supporting systems to improve our ability to address the needs of our customers, as well as to create additional efficiencies and strengthen our internal controls over financial reporting. We may not be able to successfully implement these new systems in an effective or timely manner or we could fail to complete all necessary data reconciliation or other conversion controls when implementing the new systems. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of these new systems. Failure to effectively implement our new operating systems may adversely affect our results of operations, customer perceptions and internal controls over financial reporting.
In 2009, we entered into an agreement with Nokia Siemens Networks to manage our network operations and infrastructure and a separate agreement with Hewlett Packard to manage our information technology systems. The expanding role of third party providers has required changes to our existing operations and the adoption of new procedures and processes for managing these providers, as well as redistributing responsibilities as warranted, in order to realize the potential productivity and operational efficiencies that were anticipated when we entered into those agreements while maintaining the quality, effectiveness and functionality of the systems that are managed by those providers. If these or other providers of outsourced services fail to perform in a timely manner or at satisfactory quality levels, our ability to meet customer requirements could suffer. Based on our experience to date, we have found it difficult to effectively develop, implement and manage these outsourcing strategies and have experienced delays and other difficulties in implementing business processes needed to support or accommodate those arrangements, and we have not realized all of the anticipated productivity improvements or cost efficiencies. To address these issues, we have implemented a plan to change those arrangements, including the reallocation of some of the responsibilities of the providers to our operating companies and other changes to the scope of the services provided in an effort to improve the quality of the systems and services that were managed by these providers. While these changes are designed to improve the performance of these systems and services, their implementation and the related transition of responsibilities could cause operational difficulties, increased costs and other inefficiencies, which could materially and adversely affect our business, financial condition and results of operations.
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
We have acquired or successfully bid for new spectrum rights and have deployed or begun to deploy our WCDMA-based networks using that spectrum so that we may offer our customers new services supported by those networks. In some instances, the rights to use this new spectrum come with significant regulatory requirements governing the coverage of our new networks, the timing of deployment of those networks and the loading of new customers on those networks. If we fail to meet these regulatory requirements, the applicable regulators could assess fines and, in some instances, take action to revoke our spectrum rights. In addition, our deployment of these new networks will require significant capital expenditures and will result in incremental operating expenses prior to fully launching services. Costs could increase beyond expected levels as a result of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications.
In addition, we have received a request from a competitor to interconnect with our push-to-talk services to enable that competitor's customers to connect with our customers using a push-to-talk service platform that is different from the ones we use to serve our customers on our iDEN and WCDMA-based networks. Regulators could require us to provide competitors with access to our push-to-talk customers in the future. This access could dilute the competitive advantage and negatively affect the quality of this key differentiator, which could affect the willingness of current customers to remain on our network and negatively impact the willingness of potential customers to choose our service.

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
Additionally, it may be necessary for us to raise additional funds in order to finance the costs associated with the development and deployment of our new networks. To do so, we may issue shares of common stock, incur new debt or sell assets. Our ability to raise additional capital at all or on acceptable terms to meet our funding needs will depend on the conditions in the financial markets. See “4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to funding. If we are unable to obtain financing when needed and on terms acceptable to us, our business and liquidity may be adversely affected.” and “5. Our current and future debt may limit our flexibility and increase our risk of default.” for more information.

4.
We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to funding. If we are unable to obtain financing when needed and on terms acceptable to us, our business and liquidity may be adversely affected.

We are dependent on external financing to meet our future funding needs and debt service requirements. Our current plans to deploy and operate WCDMA-based networks, as well as the costs associated with the marketing and distribution of our related services requires substantial funding, which may require significant additional external financing. In addition, we have significant outstanding indebtedness that will mature over the next five years. Based on the level of capital needed to support our current plans, we believe it will be necessary for us to refinance or replace a significant portion of this indebtedness.

Our funding needs may also increase to pursue one or more of the following opportunities:

•	acquisitions of spectrum licenses, either through government sponsored auctions or through acquisitions of third parties, acquisitions of assets or businesses or other strategic transactions;

•
a decision by us to deploy new network technologies, in addition to the planned WCDMA-based network deployments in Brazil, Mexico, Peru and Chile, or to offer new communications services in one or more of our markets; or

•	further geographic expansion in our existing markets, including the construction of additional portions of our network in order to meet competitive demands.

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

It will be necessary for us to access the credit and capital markets in the future to support the combined funding requirements relating to: (i) our business plans and the growth of our business, (ii) capital expenditures in connection with the expansion and improvement of our WCDMA-based wireless networks in Brazil, Mexico, Peru and Chile and (iii) the repayment of our existing indebtedness and optimization of our capital structure. We believe that our current cash balances, the funds we expect to generate in our business, the proceeds from our new 11.375% senior note offering completed in February 2013, proceeds from any sales of our towers and transmitter and receiver sites or strategic transactions with respect to our operations in Peru, Argentina and Chile, the amount available under our equipment financing facilities and the funding opportunities that we believe are currently available to us will be sufficient to meet our funding needs for the next several years. If there is an adverse change in capital market conditions or the financial condition of our company, our access to funding may be eliminated or limited and the cost of funding could increase, which could make it more difficult for us to raise the capital we need to support our plans. In addition, our results of operations, including our operating cash flows, have been negatively affected by the depreciation of local currencies and continued competitive pressures. If we are unable to significantly improve our operating cash flows, we may find it necessary to seek additional sources of funding to complete the deployment of our new WCDMA-based networks and the related changes to our business strategy contemplated by our current business plan. Our ability to obtain additional capital is subject to a variety of additional factors that we cannot presently predict with certainty, including the commercial success of our operations, volatility and demand of the capital markets and future market prices of our securities. If we fail to obtain suitable financing when it's required, it could, among other things, result in our inability to implement our current or future business plans, our inability to repay or refinance our existing debt and negatively impact our results of operations.

5.	Our current and future debt may limit our flexibility and increase our risk of default.

As of December 31, 2012, the total outstanding principal amount of our debt was $4,890.9 million. We may, over time and as market conditions permit, incur significant additional indebtedness for various purposes, which may include, without limitation, expansion of our existing networks, the acquisition of telecommunications spectrum licenses or other assets, the deployment of new network technologies and the refinancing, repayment or repurchase of outstanding indebtedness. While the terms of the indentures governing our existing senior notes and the agreements governing our other indebtedness currently permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness, based on current forecasts of our operating results, these terms may impose limits on our ability to raise additional indebtedness in the future, which could result in a funding shortfall that limits our ability to pursue our business plans or refinance our existing debt or requires us to seek funding from other sources which may not be available on acceptable terms.

Our existing debt and debt we may incur in the future could:

•
limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing that we may need to fund our business; and

•	place us at a disadvantage compared to our competitors that have less indebtedness and greater financial resources and flexibility.

Furthermore, the indentures relating to our senior notes and certain of our other financing agreements include covenants that impose restrictions on our business and, in some instances, require us and our subsidiaries to maintain specified financial ratios and satisfy financial tests. Similar restrictions may be contained in future financing agreements. If we or our subsidiaries are not able to meet the applicable ratios and satisfy other tests, or if we fail to comply with any of the other restrictive covenants that are contained in our current or future financing agreements, we will be in default with respect to one or more of the applicable financing agreements, which in turn may result in defaults under the remaining financing arrangements, giving our lenders and the holders of our debt securities the right to require us to repay all amounts then outstanding. In addition, these covenants and restrictions may, among other things, prevent us from raising additional financing, or prevent or limit our ability to transfer funds within our organization. These covenants and restrictions may limit our ability to compete effectively or take advantage of new business opportunities, which may affect our ability to meet our financial obligations, grow our business or generate revenues and profits.

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance is subject to, among other things, general economic conditions and financial, business, political and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow from operations at or above current levels, that we will be able to meet our cash interest payments on all of our debt or that the related assets currently owned by us will continue to benefit us in the future. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our current and future debt obligations, we may have to sell assets, seek additional capital or restructure or refinance our debt. We cannot assure you that the terms of our debt will allow for these alternative measures or that these measures would satisfy our scheduled debt service obligations. For instance, our 11.375% senior notes provide that if we have not repaid in full or refinanced our existing $800.0 million principal amount of 10.0% senior notes due August 15, 2016 on or prior to May 15, 2016, we will have to offer to purchase all of the $750.0 million principal amount of our 11.375% senior notes shortly prior to the August 15, 2016 maturity date of our 10.0% senior notes. There can be no assurance that we will be able to repay or refinance our 10.0% senior notes due 2016 on or prior to that date or that we will have sufficient funds available to make any required repurchases of our 11.375% senior notes.

If we are unable to meet our debt service obligations or to comply with our other obligations under our existing financing arrangements:

•	the holders of our debt could declare all outstanding principal and interest to be due and payable;

•	the holders of our secured debt could commence foreclosure proceedings against our assets;

•	we could be forced into bankruptcy or liquidation; and

•	debt and equity holders could lose all or part of their investment in us.

6.
Contractual provisions in our subsidiaries' debt agreements, as well as laws restricting the exchange of currencies or expatriating funds, limit the ability of our subsidiaries to make funds available to us.

Because almost all of our business operations and assets are conducted and held by our foreign subsidiaries, we depend on those subsidiaries to provide us with cash to satisfy our obligations whether in the form of advances from our subsidiaries, the repayment by our subsidiaries of intercompany loans or the payment of dividends and other distributions from the net earnings and cash flow generated by these subsidiaries. Contractual provisions in the agreements governing the indebtedness of our subsidiaries in Brazil, Mexico and Chile, and laws or regulations restricting the exchange of currencies or expatriation of funds, as well as any subsidiary's financial condition and operating requirements, limit the ability of these subsidiaries to distribute cash or assets. For example, Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil's balance of payments. In Argentina, the Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. From time to time, the Argentine Central Bank and other authorities in Argentina have used these formal and informal requirements to limit the convertibility of currency and our ability to repatriate capital from Nextel Argentina to its parent companies. The inability to receive sufficient cash from our subsidiaries to satisfy our obligations would require us to obtain additional debt or equity financing or sell assets to meet those obligations. There can be no assurance that we would be able to obtain such financing or sell assets at acceptable terms or at all and, under such circumstances, our failure to do so could prevent us from satisfying our obligations.

7.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timing of our financial reporting.
As described in Item 9A. Controls and Procedures included in this annual report on Form 10-K, we disclosed a material weakness in internal control over financial reporting related to the accounting for non-income based taxes and related disclosures. Our remediation efforts to address this previously disclosed material weakness are ongoing, and this material weakness was not remediated as of December 31, 2012. In addition, and also included in Item 9A. Controls and Procedures, we reported an additional material weakness as of December 31, 2012 in our internal control over financial reporting that relates to our inability to maintain a sufficient complement of resources in our Brazilian tax and accounting departments with a level of experience and training commensurate with and appropriate to our structure and financial reporting requirements and the complexity of the current tax regime in Brazil. As a result, we determined in this annual report on Form 10-K that as of December 31, 2012, we did not design or maintain effective internal control over financial reporting in our Brazilian segment in the areas of information technology, access controls, fixed assets, lease accounting and the financial reporting process, and that we did not maintain effective monitoring activities in Brazil regarding these controls. Our efforts to remediate these deficiencies are ongoing and include the hiring of additional qualified personnel and improvements to our systems and processes.
Our inability to maintain the operating effectiveness of the controls described above, combined with issues or delays in implementing improvements described herein, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations.

8. We operate exclusively in foreign markets, and our assets, subscribers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

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

Our operations depend on the economies of the markets in which our operating companies conduct business, all of which are considered to be emerging markets. These markets are in countries with economies in various stages of development, some of which are subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and in prior years, significantly higher than the inflation rate in the U.S. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues. In addition, in recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. For more information, see "6. Contractual provisions in our subsidiaries' debt agreements, as well as laws restricting the exchange of currencies or expatriating funds, limit the ability of our subsidiaries to make funds available to us." Limitations on our ability to convert currency and repatriate and redeploy capital may prevent us from managing our business and financial obligations in a cost effective manner, compete effectively, take advantage of new business opportunities and grow our business.
We are unable to predict the impact that local or national elections and the associated transfer of power from incumbent officials or political parties to newly elected officials or parties may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate. Other risks associated with political instability could include the risk of expropriation or nationalization of our assets by the governments in the markets where we operate. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country or in the U.S. may affect our business as a whole, including our access to international capital markets to obtain funding needed for our business or to refinance our existing indebtedness.

c.
Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.

Our operations are subject to local laws and regulations in the countries in which we operate, which may differ substantially from those in the U.S., and we could become subject to legal penalties in foreign countries if we do not comply with those local laws and regulations. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purpose of influencing official decisions or obtaining or retaining business. Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business and through contracts to provide wireless service to government entities, creating a risk that actions may occur that could violate the FCPA. Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. The penalties for violating the FCPA can be severe. Any violations of law, even if prohibited by our policies, could have a material adverse effect on our business.
In addition, in each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations by increasing our costs, reducing our revenues or making it more difficult for us to compete.
The regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions or decisions of the regulators in our markets that potentially benefit us such as decisions regarding the allocation and licensing of spectrum. If our competitors are successful in pursuing claims such as these, or if the regulators in our markets take actions against us in response to actions initiated by our competitors, our ability to pursue our business plans and our results of operations could be adversely affected. For example, challenges could arise with respect to future spectrum auctions in which we are a participant, and these challenges could adversely affect our ability to acquire the rights to use spectrum that would provide us with the ability to deploy new technologies that support new services that would position us to compete more effectively.
Finally, rules and regulations affecting tower placement and construction affect our ability to deploy and operate our networks in each of our markets, and therefore impact our business strategies. In some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the cell sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area or require us to remove or modify existing towers, which can result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. For example, in Chile, a nationwide law that limits tower siting and imposes height, co-location and camouflage requirements in certain locations, as well as outright bans on constructing new towers in some locations, was enacted in early 2012. Laws like this could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our WCDMA-based networks and the coverage requirements associated with the spectrum licenses being utilized for those networks will require substantially more transmitter and receiver sites to meet the minimum coverage requirements of those licenses and to provide coverage to the areas needed to provide competitive services. In addition, our licenses to use spectrum in some of our markets require us to build our networks within proscribed time periods, and rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in the loss of spectrum licenses.

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
A number of the agreements that we and our operating companies enter into with third parties are governed by the laws of, and are subject to dispute resolution in the courts of or through arbitration proceedings in, the countries or regions in which the operations are located. We cannot accurately predict whether these forums will provide effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the U.S. is also uncertain.

9.
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

10.	Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.
Much of the spectrum that our operating companies are licensed to use, other than the spectrum that we have recently acquired and plan to use to support our WCDMA-based networks, is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, Motorola Solutions is the primary supplier for the network equipment and Motorola Mobility, which is owned by Google, Inc., is the primary supplier of the handsets we sell for use on our iDEN networks. If either Motorola Solutions or Motorola Mobility fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel, has historically been one of the largest users of iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel has announced plans to decommission its iDEN network in the U.S. in mid-2013, which could affect the ability or willingness of Motorola Solutions or Motorola Mobility to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks outside of their contractual commitments without us funding that development or agreeing to significant purchase commitments. This decommissioning could make it more difficult or costly for us to compete effectively in markets where we have not yet deployed our planned WCDMA-based networks. Lower levels of iDEN equipment purchases by Sprint Nextel could also increase our costs for network equipment and new network features, affect the development of new handsets and could impact the willingness of Motorola Solutions or Motorola Mobility to support iDEN technology beyond their current commitments. We expect to continue to rely principally on Motorola Solutions for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based networks and on Motorola Mobility for the manufacture of iDEN compatible handsets. Accordingly, if either Motorola Solutions or Motorola Mobility is unable to, or determines not to, continue supporting or enhancing our iDEN-based infrastructure and handsets, respectively, including potentially as a result of adverse developments affecting their respective operations, profitability, and financial condition or other business developments, we will be materially adversely affected.

11.	Our business could be negatively impacted by our reliance on indirect distribution channels for a significant portion of our sales.
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

12.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.
Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we plan to use to support our WCDMA-based networks, most of which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In addition, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in our markets take actions modifying or revoking our licenses in response to these claims, our ability to pursue our business plans, including our plans to deploy WCDMA-based networks, and our results of operations could be adversely affected.

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

14.	Our business could be negatively impacted by security threats and other material disruptions of our wireless networks.

Major equipment failures and the disruption of our wireless networks as a result of natural disasters, severe weather, terrorist attacks, acts of war, cyber attacks or other breaches of network or information technology security, even for a limited period of time, may result in significant expenses, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. In some of our markets, more stringent network performance standards and reporting obligations have been adopted in order to ensure quality of service during unforeseen disturbances, and we may be required to make significant investments in our existing networks in order to comply with these recently adopted network performance standards. In addition, while we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, if we suffer a security breach of customer or employee confidential data, we may be subject to significant legal and financial exposure, damage to our reputation, and loss of confidence in the security of our products and services.

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

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. As of December 31, 2012, our operating companies had constructed sites at leased and owned locations for their business, including those constructed for our networks, as shown below:

Operating Company	Number of Sites
Brazil	4,553
Mexico	4,392
Argentina	1,035
Peru	799
Chile	1,045
Total	11,824

Item 3.	Legal Proceedings
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

Not applicable.

Executive Officers of the Registrant
The following people were serving as our executive officers as of February 22, 2013. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.
Steven M. Shindler, 50, was appointed interim chief executive officer in December 2012, and has served as a director on the board of NII Holdings since 1997 and as chairman of the board since 2002. Prior to his most recent appointment as chief executive officer, Mr. Shindler served as executive chairman of NII Holdings from February 2008 to July 2012 and as chief executive officer from 2000 to February 2008. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.
Gokul Hemmady, 52, is currently the chief operations officer of NII Holdings. Prior to June 2012, Mr. Hemmady served as executive vice president and chief financial officer. He was also NII Holdings' chief transformation officer from October 2011 through June 2012. From the time he joined NII Holdings in June 2007 to February 2011, Mr. Hemmady served as vice president and chief financial officer. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.
Juan R. Figuereo, 57, is currently the executive vice president and chief financial officer of NII Holdings. Prior to October 2012, Mr. Figuereo served as executive vice president and chief financial officer of Newell Rubbermaid, Inc., a global marketer of consumer and commercial products since 2009. Prior to joining Newell Rubbermaid, Mr. Figuereo served as chief financial officer of Cott Corporation from 2007 to 2009, vice president of mergers and acquisitions for Wal-Mart International from 2003 to 2007 and various international, finance and general management positions at PepsiCo. from 1988 to 2003.
Gary D. Begeman, 54, is currently the executive vice president, general counsel and secretary of NII Holdings. Prior to February 2011, Mr. Begeman served as vice president and general counsel since February 2007, having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2005 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation, and was vice president and deputy general counsel of Nextel Communications, Inc. from 2003 until its merger with Sprint in 2005. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.

Peter A. Foyo, 47, has served as the president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions within AT&T Corporation, including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.
Alfonso Martinez, 54, is currently the executive vice president, chief human resources officer of NII Holdings. Prior to February 2011, Mr. Martinez served as vice president of human resources since joining NII Holdings in December 2008. From 2005 to November 2008, Mr. Martinez held various management positions with Sodexo, an integrated food and facilities management service provider, and was most recently the group vice president of global talent. From 2003 to 2005, Mr. Martinez was the chief executive officer of the Hispanic Association on Corporate Responsibility. Prior to 2003, Mr. Martinez held various positions with Marriott International.
John McMahon, 48, is currently the president of Peru, Argentina and Chile of NII Holdings. Prior to June 2012, Mr. McMahon served as the executive vice president of business operations of NII Holdings since February 2011 and served as vice president of business operations from 1999 to 2011. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.
Gregory J. Santoro, 50, is currently the executive vice president, chief strategy and marketing officer of NII Holdings. Prior to February 2011, Mr. Santoro served as vice president and chief marketing and strategy officer since joining NII Holdings in February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.
Alan Strauss, 53, is currently the executive vice president, chief technology officer of NII Holdings. Prior to February 2011, Mr. Strauss served as vice president and chief technology and engineering officer since joining NII Holdings in 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communications' strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.
David Truzinski, 54, is currently the executive vice president, chief information officer of NII Holdings. Prior to January 2012, Mr. Truzinski served as senior vice president and chief information officer at Leap Wireless/Cricket Communications since 2005. Prior to joining Leap Wireless, he was chief information officer for Cingular/AT&T Wireless' International business. Mr. Truzinski also served as chief technology officer at ClickCollect, Inc. and as chief information officer at Insurancenow.com. From 1989 to 1999, he served in a variety of leadership capacities at AT&T Wireless/Cellular One.

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

	Price Range of Common Stock
	High	Low
2011
First Quarter	$45.64	$37.03
Second Quarter	44.21	38.46
Third Quarter	44.00	26.94
Fourth Quarter	31.75	19.18
2012
First Quarter	$24.32	$15.88
Second Quarter	19.63	9.95
Third Quarter	10.70	5.65
Fourth Quarter	8.58	4.75

2.	Number of Stockholders of Record
As of February 22, 2013, there were approximately four holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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
We did not repurchase any of our equity securities during the fourth quarter of 2012.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from December 31, 2007 through December 31, 2012. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2007 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
NII Holdings	$100.00	$37.62	$69.50	$92.43	$44.08	$14.76
Nasdaq 100	$100.00	$58.06	$89.32	$106.33	$109.00	$127.16
America Movil	$100.00	$51.01	$79.37	$97.56	$77.62	$86.95
Millicom International	$100.00	$41.57	$68.29	$96.51	$103.69	$87.89

Item 6.	Selected Financial Data
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$6,086,463	$6,734,946	$5,605,807	$4,395,028	$4,269,723
Foreign currency transaction (losses) gains, net	$(53,415)	$(36,975)	$52,374	$104,866	$(120,572)
Net (loss) income	$(765,249)	$225,196	$338,458	$370,002	$337,455
Net (loss) income per common share, basic	$(4.46)	$1.31	$2.01	$2.22	$2.02
Net (loss) income per common share, diluted	$(4.46)	$1.30	$1.97	$2.20	$2.00

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$9,223,078	$9,822,136	$8,195,100	$7,554,464	$5,084,485
Long-term debt, including current portion	$4,866,202	$4,818,217	$3,263,911	$3,580,046	$2,132,052
Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction losses of $53.4 million for the year ended December 31, 2012 are primarily related to the impact of the depreciation in the average value of the Brazilian real and Mexican peso relative to the United States, or the U.S., dollar on Nextel Brazil's and Nextel Mexico's net liabilities. Consolidated foreign currency transaction losses of $37.0 million for the year ended December 31, 2011 are primarily related to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's net liabilities. Consolidated foreign currency transaction gains of $52.4 million for the year ended December 31, 2010 are primarily related to the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on corporate peso-denominated receivables due from Nextel Mexico. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
Net (Loss) Income. During the year ended December 31, 2012, we recognized $322.7 million in non-cash impairment charges, $298.8 million of which represented an asset impairment related to the reduction of the carrying amount of Nextel Chile's asset group to its fair value in the fourth quarter of 2012, and the remainder of which related to the write-off of certain information technology projects. In addition, during the fourth quarter of 2012, we recognized $7.6 million in restructuring charges at the corporate level, primarily related to the separation of employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements
This annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding expectations, including forecasts regarding operating results, performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. When used in this annual report on Form 10-K, these forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this report, including unforeseen events.
We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part I, Item 1A. "Risk Factors” of this annual report on Form 10-K. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	our ability to attract and retain customers;

•	our ability to meet the operating goals established by our business plan and generate cash flow;

•
general economic conditions in the U.S. or in Latin America and in the market segments that we are targeting for our services, including the impact of the current uncertainties in global economic conditions;

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

•
the risk of deploying next generation networks, including the potential need for additional funding to support that deployment, delays in deployment, cost over-runs, the risk that new services supported by the new networks will not attract enough subscribers to support the related costs of deploying or operating the new networks, the need to significantly increase our employee base and the potential distraction of management;

•
our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	our ability to resolve our material weaknesses in internal control over financial reporting in Brazil;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

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

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and, from time to time, in our reports filed with the SEC.

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2012 and 2011 and our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.
A.    Executive Overview
Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our next generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business subscribers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina, Peru and Chile with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	international roaming services.

Our deployment of WCDMA-based networks will enable us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our original networks. These new networks will also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. We are currently offering services on our new WCDMA-based networks in Mexico, Peru and Chile, and we are in the process of designing and building a new WCDMA-based network in Brazil. We began offering services supported by this new network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on those networks during 2013.
In September 2012, the Argentine government announced its decision to cancel the auction of PCS and 850 band cellular spectrum and that this spectrum would be awarded to ARSAT, a government-owned telecommunications company. We were previously expecting to participate in that auction and to use any spectrum we acquired in the auction to support a WCDMA-based network in Argentina. We are continuing to evaluate our spectrum options in Argentina and our response to this decision. As a result of this decision by the Argentine government, Nextel Argentina does not currently hold spectrum that would support the deployment of a WCDMA-based network nor are there any current proposals by the Argentine government to make spectrum of that type available to Nextel Argentina or to other carriers via auction or otherwise. As a result, we expect to continue to use the iDEN technology and are currently considering other strategic approaches that could support our transition to new technologies.
Our goal is to generate increased revenues and increase the number of handsets and devices operating on our networks, which we refer to as our subscriber base, by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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
In pursuit of this goal, we are expanding our distribution and service channels to create more accessible and efficient ways for our subscribers to purchase our services and utilize our subscriber support teams.
We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve or plan to serve, for example by entering into roaming agreements with other wireless carriers and by participating in future spectrum auctions.
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and video telephony services, making it more difficult for us to compete effectively in areas where our new networks have not been fully deployed. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing subscribers.
We compete with other communications service providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our Direct Connect services that make it easier for our subscribers to communicate quickly and efficiently. We expect to continue to focus on this differentiated approach as we offer services on our new WCDMA-based networks and pursue our plans to extend our target market. Historically, our largest competitors have focused their marketing efforts on subscribers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently those competitors have placed more emphasis on attracting postpaid subscribers within our target segments, which are considered the premium segments in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their customer service and customer care functions, which may minimize the value of the quality of our customer service as a point of differentiation and enable those competitors to compete more effectively with us. Although competitive pricing of services and the variety and pricing of handsets are often important factors in a customer's decision making process, we believe that the users who primarily make up our targeted subscriber base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.
We have implemented a strategy that we believe will position us to achieve our long-term goal of generating profitable growth. Some of the key components of that strategy are as follows:
Deploying Our New Networks.  We strive to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and are deploying our new WCDMA-based networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed internet access. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to second generation and other prior technologies. These new networks will allow us to continue to offer the differentiated services that our current subscribers rely on while expanding our products and services using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded subscriber base.
We are currently offering services on WCDMA-based networks in Mexico, Peru and Chile, and we are in the process of designing and building a new WCDMA-based network in Brazil. We began offering services supported by this new network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on those networks during 2013.
The following chart details our significant spectrum holdings in each of our markets in spectrum bands that support the WCDMA technology:

Country	Spectrum Band	Amount/Coverage
Brazil	1.9 GHz/2.1 GHz	20 MHz in 11 of 13 regions (includes all major metropolitan areas)
Mexico	1.7 GHz/2.1 GHz	30 MHz nationwide
Peru	1.9 GHz	35 MHz nationwide
Chile	1.7 GHz/2.1 GHz	60 MHz nationwide
In the future, we may consider opportunities to acquire additional spectrum in our current or other markets. Our decision whether to acquire rights to use additional spectrum would likely be affected by a number of factors, including the spectrum bands available for purchase, the expected cost of acquiring that spectrum, the availability and terms of any financing that we would be required to raise in order to acquire the spectrum and build the networks that will provide services that use that spectrum and the availability and cost of compatible network and subscriber equipment.
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
We also have additional spectrum holdings in some of our markets, including 20 MHz of 1.8 GHz in Brazil, 10 MHz of 1.9 GHz and 50 MHz of 3.5 GHz in Mexico and 54 MHz of 2.5 GHz and 50 MHz of 3.5 GHz in Peru.
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment.

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
Focusing on Our Core Markets. We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless customers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA-based networks in our markets, focusing particularly on our key markets in Brazil and Mexico, and to increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA technology, and we expect those investments to continue, particularly in Brazil and Mexico. While these investments are expected to increase our costs and negatively impact our profitability in the near term as we incur the costs of our new networks while building the subscriber base served by them, we believe that over the long term these investments in our new networks will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals. These changes have included reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and staff reductions in our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, and modifications to some of our key vendor relationships that are designed to improve the overall quality and efficiency of the service provided and enhance the quality of the service we provide our customers.
Finally, as we make the transition to our new networks and implement changes to our business strategy that are designed to improve our operating results while expanding our subscriber base and profitably growing our business, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which in 2012 collectively produced about 82% of our total consolidated operating revenues and about $550.0 million in operating income. While we will also continue to support our operations in Argentina, Peru and Chile, this change in emphasis makes it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses.
Targeting High Value Customers.  Our main focus is on high value customer segments such as segments that comprise the small, medium and large business markets, as well as certain targeted consumer market segments that value our differentiated wireless communications services, including our Direct Connect feature and our high level of customer service. As we deploy our planned WCDMA-based networks, we plan to extend our target market to include additional corporate customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our subscribers by allowing instantaneous communication at the touch of a button and the ability to communicate on a one-to-many basis. In 2011, we launched Direct Connect services utilizing our WCDMA-based network in Peru, and in 2012, we began offering these services on our WCDMA-based networks in Mexico and Chile as part of our effort to maintain this key point of differentiation. Our competitors have introduced competitive push-to-talk over cellular products, and while we do not believe that these services offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our Direct Connect service.
We have also historically added further value by designing customized business solutions that enhance the productivity of our subscribers based on their individualized business needs. These business solutions include fleet and workforce management services that utilize the unique capabilities of our data network, such as vehicle and delivery tracking, GPS technology, order entry processing and workforce monitoring applications.
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
Building on the Strength of the Nextel Brand. Since 2002, we have offered services under the Nextel brand. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and subscriber support we provide. This positioning of our brand allowed us to successfully build our subscriber base of high value customers who are attracted to our differentiated services and our reputation for providing a high quality subscriber experience. To expand the value of that positioning, in 2011 we launched a new brand identity in each of our markets and at the corporate level, which we believe enhances the recognition of our brand and unifies our brand identity across our markets as we deploy our WCDMA-based networks and seek to expand our target market to include new customer segments.
Expanding and Focusing on our Distribution Channels. We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels such as online purchasing, and we are targeting those channels at specific subscriber segments to deliver our service more efficiently and economically. Our direct sales channel primarily focuses on businesses that value our industry expertise and differentiated services, including our ability to design customized business solutions that meet their specific business needs. As we extend our target market to include more high-value consumers, we are expanding our distribution channels to make our services more widely accessible. Our distribution channel expansion will include more retail points-of-sales, including new Nextel stores that will provide not only sales, but also serve as additional points of customer care, collections and brand promotion. We are also expanding our other subscriber-convenient channels, which include telesales and online channels, to give our prospective and existing subscribers easier ways to purchase our services. We are making these investments to more efficiently serve our subscribers and improve the overall productivity of all of our distribution channels and, therefore, we expect to see our average sales and related costs to acquire subscribers decline over time.
Focusing on Major Business Centers.  Because we target high value subscribers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business subscribers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new WCDMA-based networks are expected to serve both these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
Preserving Support for iDEN.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect and International Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum and is optimal for operating efficiently on the 800 MHz SMR spectrum that we currently own. Because Motorola Mobility and Motorola Solutions are the sole suppliers of iDEN technology, we are dependent on their support of the evolution of the iDEN technology. In the past, we relied heavily on Motorola Solutions and Motorola Mobility for the development of new features for our iDEN networks and handsets. In recent years, we have slowed the introduction of new updates, thereby relying less on new features and device functionality to support our iDEN business.
Historically, Sprint Nextel has been one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology, but that support has declined in recent years as Sprint Nextel's sales of iDEN-based services and their purchase of iDEN handsets and network equipment have declined. As a result, in recent years, we have led the majority of all iDEN product and handset development activity in support of our subscribers' needs limiting the impact of declining iDEN purchases by Sprint Nextel, particularly since Sprint Nextel's announcement of its plans to decommission its iDEN network in the U.S., which is scheduled to occur in mid-2013.
As we make the transition to our new WCDMA-based networks, and as Sprint Nextel proceeds with its planned deactivation of its iDEN network, the significant reduction in demand for iDEN network equipment and handsets may make it uneconomic for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN networks, and we expect that it will become more costly for us to continue to support those networks. We also expect that this transition could affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets beyond their contractual obligations and may also result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks.
When roaming in the U.S., our existing iDEN subscribers currently have access to voice, data and Direct Connect services on Sprint Nextel's iDEN network pursuant to roaming arrangements we have with Sprint Nextel. In addition, our iDEN subscribers have the ability to use our International Direct Connect service to communicate with Sprint Nextel's subscribers in the U.S. who purchase services supported by Sprint Nextel's iDEN network and subscribers who purchase Sprint Nextel's Direct Connect services supported by their code division multiple access, or CDMA, network. Once Sprint Nextel completes the deactivation of its iDEN network, our existing iDEN subscribers will no longer have the ability to use their iDEN handsets in the U.S. and may have access to a smaller number of Sprint Nextel subscribers using International Direct Connect services. We have implemented network gateways that enable our subscribers who use services supported by our iDEN networks to use our International Direct Connect service to communicate with subscribers of Sprint Nextel's QChat service in the U.S. and for those subscribers to communicate to our iDEN subscribers anywhere in Latin America. In addition, we plan to implement similar gateways that will enable our subscribers who use our services supported by our WCDMA-based networks to communicate with subscribers of Sprint Nextel's QChat service in the U.S. Nonetheless, Sprint Nextel's decision to deactivate its iDEN network may have a negative impact on the willingness of existing Nextel Mexico subscribers to remain on our iDEN network and on the willingness of potential subscribers to choose Nextel Mexico's service on our WCDMA-based network if we are unable to provide services that are comparable to those that have been available on our iDEN network, particularly in the area near the border with the U.S.
In 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we are parties to arrangements and agreements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In May 2012, Google, Inc. completed its acquisition of Motorola Mobility, which is our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN handsets as a result of Google's acquisition of Motorola Mobility. Examples of our existing arrangements with both Motorola entities include:

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

Impairment and Restructuring Charges

In 2013, we plan to continue to invest in the deployment of our WCDMA-based networks with a particular focus on building those networks and improving results in our core markets in Brazil and Mexico. We plan to continue to support our operations in Argentina, Peru and Chile while also exploring strategic options for these markets, such as partnerships, service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. Due in part to this change in focus, in December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment, which includes all operating assets and liabilities held at our Chilean operating segment, was not recoverable. As a result, we recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. During the year ended December 31, 2012, we recognized $322.7 million in non-cash impairment charges, $298.8 million of which related to the asset impairment recognized by our Nextel Chile operating segment described above. The remainder of our impairment charges related to the write-off of certain information technology projects in 2012, the majority of which was at the corporate level. In addition, during the fourth quarter of 2012, we recognized $7.6 million in restructuring charges at the corporate level, primarily related to the separation of employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments.
Recent Economic Trends
Late in 2011 and continuing throughout 2012, uncertainty in worldwide economic conditions drove a significant decline in the value of the currencies relative to the U.S. dollar in the markets where we operate. This and other periods of high volatility in foreign currency exchange rates that have occurred in the past have had a significant effect on our reported results as nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, is denominated in U.S. dollars. Significant volatility in the global market persists, and foreign currency exchange rates in effect in Brazil and Argentina at the end of 2012 reflect a reduction in value from those experienced earlier in the year. If the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, our future operating results and the value of our assets held in local currencies will be adversely affected.

Handsets and Devices in Commercial Service
The table below provides an overview of our total handsets and other devices in commercial service in the countries indicated as of December 31, 2012 and 2011. For purposes of the table, handsets and devices in commercial service represent all handsets and other devices with active subscriber accounts on the networks in each of the listed countries.

	Brazil	Mexico (1)	Argentina	Peru (1)	Chile (1)	Total
	(in thousands)
Handsets and devices in commercial service — December 31, 2011	4,115	3,696	1,388	1,435	78	10,712
Net subscriber additions	(269)	206	368	225	120	650
Handsets and devices in commercial service — December 31, 2012	3,846	3,902	1,756	1,660	198	11,362
_______________________________________
(1) Includes handset and other devices on both our iDEN and next generation networks.
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
Brazilian Contingencies
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also has accrued liabilities related to certain civil and labor-related contingencies as of December 31, 2012 and 2011.
As of December 31, 2012 and 2011, Nextel Brazil had accrued liabilities of $73.0 million and $60.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $20.7 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $300.1 million and $304.1 million as of December 31, 2012. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. We consider the accounting policies and estimates addressed below to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. For additional information, see Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K.
Revenue Recognition.  Operating revenues primarily consist of revenues generated from multiple-deliverable arrangements in which we bundle handsets with service contracts. We allocate total consideration on multiple-deliverable arrangements based on the relative selling prices of each element. For purposes of this allocation, excise, value-added, and other revenue-based taxes are excluded from the values of each element. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation. Service revenues primarily consist of fixed monthly access charges and variable excess usage charges for mobile telephone service and two-way radio service. Other components of service revenue include revenues from calling party pays programs where applicable and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our next generation networks.
We recognize service revenue when the service is provided. We recognize handset revenue ratably as service is provided against the related service contract. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues.
We bill excess usage to certain of our subscribers in arrears. In order to recognize the revenues originating from excess usage subsequent to subscriber invoicing, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use this actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimates by comparing them to actual excess usage revenue billed the following month. While our estimates have been consistent with our actual results, actual usage in future periods could differ from our estimates.
Other revenues primarily include amounts generated from our handset maintenance programs, roaming revenues generated from other companies’ subscribers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers. We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize co-location revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.
We recognize revenue from handset and accessory sales when title and risk of loss passes upon delivery of the handset or accessory to the subscriber as this is considered a separate earnings process from the sale of wireless services.
Accounts Receivable. Accounts receivable represents amounts due from subscribers net of an allowance for doubtful accounts. Trade accounts receivable consist of fixed monthly charges, as well as charges for excess and roaming minutes used in arrears.
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. We estimate this allowance based on historical experience, aging of accounts receivable and individual subscriber payment history. Actual write-offs in the future could be impacted by general economic and business conditions that are difficult to predict and therefore may differ from our estimates.
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
Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 3 to 20 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Many of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum may be limited. In light of these uncertainties we classify our licenses as finite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.
Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under the FASB’s authoritative guidance on asset retirement obligations arise from certain of our leases and relate primarily to the cost of removing our network infrastructure and administrative assets from the leased space where these assets are located at the end of the lease. Estimating these obligations requires us to make certain assumptions that are highly judgmental in nature. The significant assumptions used in estimating our asset retirement obligations include the following: the expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; removal costs that are indicative of what third party vendors would charge us to remove the assets; expected inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates. We periodically review these assumptions to ensure that the estimates are reasonable. Any change in the assumptions used could significantly affect the amounts recorded with respect to our asset retirement obligations.
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
Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with the FASB’s authoritative guidance on accounting for contingencies. We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, loss contingencies if it is reasonably possible that a loss will occur or if the loss cannot be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. The FASB’s authoritative guidance requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.
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
Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2013 to determine the appropriate level of valuation allowances.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate an additional amount of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. This amount was in addition to the $26.3 million that remained to be repatriated in accordance with our 2007 decision to repatriate foreign earnings to the U.S., for a total of $226.3 million to be repatriated. As of December 31, 2011, we included an $88.0 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by a net tax effect of $33.6 million in 2012 due to a repatriation of earnings, leaving a $54.4 million deferred tax liability for future remittances of undistributed earnings as of December 31, 2012. Except for the earnings associated with this provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria of the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on our consolidated financial statements or may exceed the current income tax reserves in amounts that could be material.

B.	Results of Operations
Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage, long-distance charges, international roaming revenues derived from calls placed by our subscribers and revenues generated from broadband data services we provide on our WCDMA-based networks. Digital handset and accessory revenues represent revenues we earn on the sale of handsets and accessories to our subscribers.
In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies' subscribers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.
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
Our service and other revenues and the variable component of our cost of service are primarily driven by the number of handsets in service. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing subscribers.
Selling and marketing expenses include all of the expenses related to acquiring subscribers to our services.
General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, maintenance of management information systems, spectrum license fees, corporate overhead and share-based payments for stock options and restricted stock.

In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2012, 2011 and 2010. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

	2012	2011	2010	2011 to 2012 Percent Change	2010 to 2011 Percent Change
Brazilian real	1.95	1.67	1.76	(16.8)%	5.1%
Mexican peso	13.17	12.42	12.64	(6.0)%	1.7%
Argentine peso	4.55	4.13	3.91	(10.2)%	(5.6)%
Chilean peso	486.49	483.67	510.24	(0.6)%	5.2%

Late in 2011 and throughout 2012, foreign currency exchange rates in the countries where we operate depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of 2011, as well as the end of each of the quarters in 2012. If the values of these exchange rates remain at levels similar to the end of 2012 or depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2011	2012
	December	March	June	September	December
Brazilian real	1.88	1.82	2.02	2.03	2.04
Mexican peso	13.99	12.80	13.67	12.92	13.01
Argentine peso	4.30	4.38	4.53	4.70	4.92
Chilean peso	519.20	487.44	501.84	473.77	479.96

To provide better insight into the results of some of our operating segments, we present the year-over-year percentage change in total operating revenues on a consolidated basis and in total operating revenues and segment earnings for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the year ended December 31, 2011 to amounts that would have resulted if the average foreign currency rates for the year ended December 31, 2011 were the same as the average foreign currency exchange rates that were in effect for the year ended December 31, 2012; and (ii) by comparing the constant currency financial measures for the year ended December 31, 2011 to the actual financial measures for the year ended December 31, 2012. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the year ended December 31, 2011, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Year Ended December 31, 2012 vs. Year Ended December 31, 2011

a.	Consolidated

	Year Ended December 31, 2012	% of Consolidated Operating Revenues	Year Ended December 31, 2011	% of Consolidated Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$5,779,159	95%	$6,403,519	95%	$(624,360)	(10)%
Handset and accessory revenues	307,304	5%	331,427	5%	(24,123)	(7)%
	6,086,463	100%	6,734,946	100%	(648,483)	(10)%	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,690,464	28%	1,789,402	26%	(98,938)	(6)%
Cost of handset and accessory sales	915,120	15%	855,929	13%	59,191	7%
	2,605,584	43%	2,645,331	39%	(39,747)	(2)%
Selling and marketing expenses	799,562	13%	859,303	13%	(59,741)	(7)%
General and administrative expenses	1,524,860	25%	1,483,820	22%	41,040	3%
Provision for doubtful accounts	220,597	4%	161,853	2%	58,744	36%
Impairment and restructuring charges	330,340	5%	—	—	330,340	NM
Depreciation and amortization	728,780	12%	653,087	10%	75,693	12%
Operating (loss) income	(123,260)	(2)%	931,552	14%	(1,054,812)	(113)%
Interest expense, net	(373,253)	(6)%	(322,111)	(5)%	(51,142)	16%
Interest income	34,143	—	34,224	1%	(81)	—
Foreign currency transaction losses, net	(53,415)	(1)%	(36,975)	(1)%	(16,440)	44%
Other expense, net	(27,355)	—	(37,305)	(1)%	9,950	(27)%
(Loss) income before income tax provision	(543,140)	(9)%	569,385	8%	(1,112,525)	(195)%
Income tax provision	(222,109)	(4)%	(344,189)	(5)%	122,080	(35)%
Net (loss) income	$(765,249)	(13)%	$225,196	3%	$(990,445)	NM
_______________________________________
NM-Not Meaningful
Our consolidated subscriber base continued to grow in 2012, leading to a 6% increase in our subscriber base as of December 31, 2012 compared to December 31, 2011. However, consolidated operating revenues on a reported basis for 2012 decreased 10% compared to 2011, primarily due to declines in local currency values relative to the U.S. dollar as described further below. On a constant currency basis, consolidated operating revenues increased 1% from 2011 to 2012.
On a consolidated basis, our average revenue per subscriber on a constant currency basis declined in 2012 compared to 2011. During the third and fourth quarters of 2011, Nextel Brazil responded to an increasingly competitive environment by offering lower priced plans and implementing more aggressive subscriber retention programs. The combination of these factors, along with increased levels of migrations by our existing subscribers to lower rate service plans, resulted in a reduction in average revenue per subscriber in Brazil and on a consolidated basis that continued into 2012. Beginning in the second quarter of 2012, Nextel Brazil modified its subscriber retention initiatives, changed its commission structure and focused on better aligning its subscriber base with our value proposition. In the fourth quarter of 2012, Nextel Brazil took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which included the implementation of changes to Nextel Brazil's credit policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. The combined impact of these actions resulted in an increase in both customer turnover and bad debt expense in Brazil and on a consolidated basis in 2012 compared to 2011.
As we continue to build our WCDMA-based networks, we are incurring incremental expenses, particularly related to cost of service. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of subscribers, but we do not expect a significant increase in operating revenues for services provided using the networks until after the deployment phases are completed. These additional expenses related to building our WCDMA-based networks, combined with the impact of weaker average foreign currency exchange rates and lower average revenue per subscriber, led to an increase in our consolidated cost of revenues and general and administrative expenses for 2012 as percentages of consolidated operating revenues compared to 2011.
In 2013, we plan to continue to invest in the deployment of our WCDMA-based networks, with a particular focus on building those networks and improving results in our core markets in Brazil and Mexico. We plan to continue to support our operations in Argentina, Peru and Chile while also exploring strategic options for these markets, such as partnerships, service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. Due in part to this change in focus and as a result of the review of our long-lived assets, in December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment, which includes all operating assets and liabilities held at our Chilean operating segment, was not recoverable. As a result, we recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. As a result of this impairment charge and the other factors described above, we experienced a reduction in our consolidated operating income margin from 14% in 2011 to a 2% operating loss margin in 2012.
During 2012, we continued to make investments to build our WCDMA-based networks in our markets other than Argentina, resulting in consolidated capital expenditures of $1,498.8 million, which represents a 3% increase from 2011. We expect our consolidated capital expenditures for 2013 to decrease from 2012 levels.
The average values of the local currencies in Brazil, Mexico and Argentina depreciated relative to the U.S. dollar during the year ended December 31, 2012 compared to 2011. As a result, the components of our consolidated results of operations for the year ended December 31, 2012, after translation into U.S. dollars, reflect lower U.S. dollar revenues and expenses than would have occurred if these currencies had not depreciated relative to the U.S. dollar. Late in 2011 and continuing throughout 2012, uncertainty in worldwide economic conditions drove a significant decline in the value of currencies relative to the U.S. dollar in the markets where we operate when compared to the relative values in early 2011. As a result, the foreign currency exchange rates in effect at the end of 2012 in Brazil and Argentina reflect a reduction in value from those experienced in 2011. If the values of the local currencies in the countries in which our operating companies conduct business remain at levels similar to the end of 2012 or depreciate further relative to the U.S. dollar, our future reported operating results may be adversely affected.

1.	Operating revenues

The $624.4 million, or 10%, decrease in consolidated service and other revenues on a reported basis from 2011 to 2012 was due to weaker average foreign currency exchange rates.

On a constant currency basis, consolidated operating revenues increased by 1% from 2011 to 2012 as a result of additional revenues generated from a 6% increase in our consolidated ending subscriber base, partially offset by a decrease in average revenue per subscriber due to an increase in the number of subscribers on lower rate service plans, as well as adjustments to commercial offers in response to a more competitive environment and customer retention efforts in Brazil.

2.	Cost of revenues

Consolidated cost of service decreased $98.9 million, or 6%, in 2012 compared to 2011 as a result of a $123.5 million, or 14%, decrease in consolidated interconnect costs related to weaker average foreign currency exchange rates, reductions in mobile termination rates in Mexico and Brazil and a $45.1 million, or 16%, decrease in consolidated service and repair costs resulting from weaker average foreign currency exchange rates, the utilization of more refurbished handsets and a lower number of overall repaired handsets. This decrease was also partially attributable to a $27.1 million refund of excess fees recognized by Nextel Mexico in the third quarter of 2012 due to the government's delay in granting us spectrum license renewals. These decreases were partially offset by a $64.9 million, or 14%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 20% increase in consolidated transmitter and receiver sites in service from December 31, 2011 to December 31, 2012 as a result of the deployment of our WCDMA networks.

Consolidated cost of handset and accessory sales increased $59.2 million, or 7%, from 2011 to 2012 resulting from higher handset subsidies and, to a lesser extent, an increase in handset sales to new subscribers.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 39% in 2011 to 43% in 2012 primarily as a result of the decline in operating revenues over the same period, as well as higher direct switch and transmitter and receiver site costs resulting from the deployment of our WCMDA-based networks described above.

3.	Selling and marketing expenses

Significant factors contributing to the $59.7 million, or 7%, decrease in consolidated selling and marketing expenses in 2012 compared to 2011 included a $38.6 million, or 17%, decrease in consolidated advertising costs, primarily in Brazil, resulting from fewer advertising campaigns launched in 2012 compared to 2011 and a $35.6 million, or 15%, decrease in consolidated indirect commissions, primarily in Brazil, resulting mostly from lower commissions per gross subscriber addition. These decreases were partially offset by an increase in consolidated direct commissions and payroll expenses.

4.	General and administrative expenses

The $41.0 million, or 3%, increase in consolidated general and administrative expenses from 2011 to 2012 was primarily attributable to an increase in consolidated customer care expenses necessary to support a larger subscriber base and an increase in information technology expenses, principally related to the development and deployment of systems to support our WCDMA-based networks and other related technology initiatives. Each of these increases was partially offset by weaker average foreign currency exchange rates.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 22% in 2011 to 25% in 2012 primarily as a result of the decline in operating revenues over the same period described above, while consolidated customer care and information technology expenses increased.

5.	Provision for doubtful accounts

The $58.7 million, or 36%, increase in the consolidated provision for doubtful accounts is largely related to changes made to Nextel Brazil's credit policy and other processes in connection with efforts to deactivate unprofitable customers during the fourth quarter of 2012, as well as lower collection rates in Brazil throughout 2012 resulting from an increase in the number of customers with weaker credit profiles and whose credit histories were less established.

6.	Impairment and restructuring charges

The $330.3 million impairment and restructuring charge primarily relates to the $298.8 million non-cash asset impairment charge we recognized in December 2012 to reduce the carrying amount of Nextel Chile's assets to their fair value described above.

7.	Depreciation and amortization

The $75.7 million, or 12%, increase in consolidated depreciation and amortization from 2011 to 2012 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our new WCDMA-based networks, as well as from investments in our iDEN networks to increase capacity in order to meet the needs of our growing subscriber base.

8.	Interest expense, net

The $51.1 million, or 16%, increase in consolidated net interest expense from 2011 to 2012 is primarily related to higher interest incurred in connection with the issuance of an additional $700.0 million in 7.625% senior notes in December 2011, as well as higher interest incurred under certain of our bank loans in Brazil. These increases were partially offset by higher consolidated capitalized interest related to the construction of our WCDMA-based networks, primarily in Brazil, and a reduction in interest in connection with the maturity of our 3.125% convertible notes in June 2012.

9.	Income tax provision

The $122.1 million, or 35%, decrease in the consolidated income tax provision from 2011 to 2012 is primarily due to a significant decrease in the pre-tax book income in Brazil and Mexico, partially offset by an increase in the pre-tax book losses incurred in the U.S., Chile, Peru and certain holding companies for which no tax benefit can be recorded.
Segment Results
We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The results of our Nextel Chile operating segment are included in “Corporate and other.” A discussion of our segment results is provided below.

b.	Nextel Brazil

	Year Ended December 31, 2012	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2011	% of Nextel Brazil’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,756,167	95%	$3,293,921	95%	$(537,754)	(16)%
Handset and accessory revenues	146,183	5%	162,837	5%	(16,654)	(10)%
	2,902,350	100%	3,456,758	100%	(554,408)	(16)%	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	909,908	32%	1,024,685	30%	(114,777)	(11)%
Cost of handset and accessory sales	210,294	7%	254,767	7%	(44,473)	(17)%
	1,120,202	39%	1,279,452	37%	(159,250)	(12)%
Selling and marketing expenses	262,620	9%	365,791	11%	(103,171)	(28)%
General and administrative expenses	658,630	23%	630,439	18%	28,191	4%
Provision for doubtful accounts	186,266	6%	133,779	4%	52,487	39%
Segment earnings	$674,632	23%	$1,047,297	30%	$(372,665)	(36)%	(20)%
Nextel Brazil contributed 48% of our consolidated operating revenues for 2012 compared to 51% in 2011 and 34% of our consolidated subscriber base at the end of 2012 and 38% in 2011.
Beginning late in 2011 and continuing throughout 2012, Nextel Brazil operated in a competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In response to these actions, Nextel Brazil made adjustments to some of its commercial offers in an effort to compete more effectively and maintain its subscriber growth. These adjustments, along with price adjustments made in connection with customer retention efforts and increased levels of migrations by our existing subscribers to lower rate service plans, resulted in a reduction in Nextel Brazil's average revenue per subscriber in 2012 compared to 2011 both in U.S. dollars and on a local currency basis. In addition, Nextel Brazil incurred increased expenses associated with the deployment of its WCDMA-based network, including a significant increase in transmitter and receiver site costs. These factors led to a reduction in Nextel Brazil's segment earnings margin from 30% in 2011 to 23% in 2012. We expect the incremental expenses relating to the deployment of the WCDMA-based network in Brazil to continue in 2013, but we do not expect a corresponding increase in operating revenues until the deployment phase is completed and we begin to offer services using this new network.
Beginning in the second quarter of 2012, Nextel Brazil modified its subscriber retention initiatives, changed its commission structure and focused on better aligning its subscriber base with our value proposition. Nextel Brazil also introduced new rate plans designed to improve its average revenue per subscriber and made adjustments to its credit procedures, including the implementation of more stringent credit policies for new subscribers. As a result of these actions, Nextel Brazil's average revenue per subscriber stabilized in the second half of 2012. In the fourth quarter of 2012, Nextel Brazil took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which resulted in about a 292,000 net subscriber loss during the fourth quarter of 2012. These steps included the implementation of changes to Nextel Brazil's credit policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. The combined impact of these actions resulted in a significant increase in both customer turnover and bad debt expense in Brazil in the second half of 2012.
We continued to invest in the development of our planned WCDMA-based network throughout 2012 and to improve the capacity and quality of our existing iDEN network in Brazil. As a result, Nextel Brazil's capital expenditures were $632.8 million for 2012, which represented 42% of our consolidated capital expenditures. We will continue to make investments in capital expenditures in Brazil to build our planned WCDMA-based network in 2013.

The average value of the Brazilian real during the year ended December 31, 2012 depreciated relative to the U.S. dollar by 17% compared to the average rate that prevailed during the same period in 2011. As a result, the components of Nextel Brazil's results of operations for 2012, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of 2012 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $375.1 million, or 36%, on a reported basis, and 20% on a constant currency basis, in 2012 compared to 2011, as a result of the following:

1.	Operating revenues

The $537.8 million, or 16%, decrease in service and other revenues from 2011 to 2012 is primarily the result of weaker foreign currency exchange rates and lower average revenues per subscriber resulting from adjustments to commercial offers, migrations to lower rate service plans and increased retention expenses in response to the competitive environment in Brazil. On a constant currency basis, Nextel Brazil's total operating revenues decreased 2% from 2011 to 2012.

2.	Cost of revenues

The $114.8 million, or 11%, decrease in cost of service from 2011 to 2012 is largely due to an $88.6 million, or 15%, decrease in interconnect costs related to lower mobile termination rates in 2012 compared to 2011, a decrease in service and repair costs caused by the utilization of more refurbished handsets in 2012 compared to 2011 and weaker foreign currency exchange rates. In addition, in November 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. We expect these changes will reduce the cost to provide wireless services to our customers over time as we transition subscribers to our new WCDMA-based network in Brazil.

The $44.5 million, or 17%, decrease in cost of handset and accessory sales from 2011 to 2012 is primarily the result of fewer handset sales to new subscribers over the same period.

3.	Selling and marketing expenses

The $103.2 million, or 28%, decrease in selling and marketing expenses from 2011 to 2012 is mostly due to significantly lower advertising costs and decreases in commissions and payroll expenses that resulted from lower gross subscriber additions and weaker foreign currency exchange rates.

4.	General and administrative expenses

The $28.2 million, or 4%, increase in general and administrative expenses from 2011 to 2012 is principally the result of an increase in customer care expenses due to an increase in customer care personnel, as well as an increase in information technology costs principally related to the development and deployment of systems to support our new WCDMA-based network in Brazil.

5.	Provision for doubtful accounts

The $52.5 million, or 39%, increase in provision for doubtful accounts from 2011 to 2012 is principally a result of the changes made to Nextel Brazil's credit policy and other processes during the fourth quarter of 2012 in connection with the deactivation of unprofitable customers described above, as well as lower collection rates throughout 2012 resulting from an increase in the number of customers with weaker credit profiles and whose credit histories were less established.

c.	Nextel Mexico

	Year Ended December 31, 2012	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2011	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,033,255	96%	$2,165,575	96%	$(132,320)	(6)%
Handset and accessory revenues	76,318	4%	83,872	4%	(7,554)	(9)%
	2,109,573	100%	2,249,447	100%	(139,874)	(6)%	—
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	413,457	19%	435,964	19%	(22,507)	(5)%
Cost of handset and accessory sales	504,962	24%	436,246	20%	68,716	16%
	918,419	43%	872,210	39%	46,209	5%
Selling and marketing expenses	299,022	14%	287,519	13%	11,503	4%
General and administrative expenses	315,325	15%	325,228	14%	(9,903)	(3)%
Provision for doubtful accounts	15,748	1%	17,243	1%	(1,495)	(9)%
Segment earnings	$561,059	27%	$747,247	33%	$(186,188)	(25)%	(19)%
Nextel Mexico comprised 35% of our consolidated operating revenues for 2012 compared to 33% for 2011, and represented 34% of our consolidated subscriber base as of both December 31, 2012 and 2011.
In September 2012, we began offering services utilizing our WCDMA-based network in Mexico City and certain other large cities in Mexico, including Guadalajara, Monterrey, León, Cancún and Cozumel. Development and deployment of this new network and investments that we are making in improvements to the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $523.6 million for 2012, which represented 35% of our consolidated capital expenditures. Continued deployment of the new network and other planned network expansions, including investments in other cities in Mexico where we currently only offer iDEN services, will require us to make additional investments in capital expenditures. See “Future Capital Needs and Resources - Capital Expenditures” for more information.
We also expect to continue to incur increased operating expenses in connection with the deployment of our new WCDMA-based network, including cost of service, general and administrative and selling and marketing expenses, but we do not expect a significant increase in operating revenues from services on the new network until the coverage of that network is similar to that provided by our iDEN network. As a result of these additional expenses, weaker average foreign currency exchange rates, higher cost of handset and accessory sales and other factors described below, Nextel Mexico's segment earnings margin declined from 33% in 2011 to 27% in 2012.
The average value of the Mexican peso depreciated relative to the U.S. dollar by about 6% during 2012 compared to the average rates that prevailed during 2011. As a result, the components of Nextel Mexico's results of operations for 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the depreciation in the average values of the peso relative to the U.S. dollar. If the value of the Mexican peso remains at levels similar to the end of 2012 or depreciates further relative to the U.S. dollar, Nextel Mexico's results of operations may be adversely affected.
Nextel Mexico’s segment earnings decreased $186.6 million, or 25%, on a reported basis, and 19% on a constant currency basis, in 2012 compared to 2011, as a result of the following:

1.	Operating revenues

The $132.3 million, or 6%, decrease in service and other revenues from 2011 to 2012 is primarily due to the depreciation of the Mexican peso. On a constant currency basis, Nextel Mexico's total operating revenues remained flat from 2011 to 2012 due to a decline in average revenue per subscriber resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico, offset by additional revenues generated from Nextel Mexico's larger subscriber base.

2.	Cost of revenues

The $22.5 million, or 5%, decrease in cost of service from 2011 to 2012 is primarily the result of a $27.1 million refund of excess fees recognized in the third quarter of 2012 due to the government's delay in granting spectrum license renewals and a decrease in mobile termination rates in Mexico. This decrease was partially offset by an increase in cost of service related to a higher level of interconnect minutes of use.

The $68.7 million, or 16%, increase in cost of handset and accessory sales from 2011 to 2012 is primarily the result of an increase in handset subsidies associated with promotions that use high-tier handset models to attract and retain subscribers, as well as an increase in handset sales and upgrades to new and existing subscribers.

d.	Nextel Argentina

	Year Ended December 31, 2012	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2011	% of Nextel Argentina’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$636,807	93%	$596,566	92%	$40,241	7%
Handset and accessory revenues	48,394	7%	52,360	8%	(3,966)	(8)%
	685,201	100%	648,926	100%	36,275	6%	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	187,641	27%	186,744	29%	897	—
Cost of handset and accessory sales	79,563	12%	88,060	13%	(8,497)	(10)%
	267,204	39%	274,804	42%	(7,600)	(3)%
Selling and marketing expenses	68,754	10%	64,332	10%	4,422	7%
General and administrative expenses	155,847	23%	134,492	21%	21,355	16%
Provision for doubtful accounts	12,440	2%	6,508	1%	5,932	91%
Segment earnings	$180,956	26%	$168,790	26%	$12,166	7%	29%
Nextel Argentina comprised 11% of our consolidated operating revenues for 2012 compared to 10% for 2011 and represented 15% of our consolidated subscriber base in 2012 compared to 13% in 2011. Nextel Argentina generated a segment earnings margin of 26% in both 2012 and 2011. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the year ended December 31, 2012 depreciated relative to the U.S. dollar by 10% compared to the same period in 2011. As a result, the components of Nextel Argentina's results of operations for year ended December 31, 2012 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.
Nextel Argentina's segment earnings increased $12.1 million, or 7%, on a reported basis, and 30% on a constant currency basis, in 2012 compared to 2011, primarily as a result of the following:

•	an increase in service and other revenues of $40.2 million, or 7%, primarily resulting from additional revenues generated from Nextel Argentina's larger subscriber base; partially offset by

•
an increase in general and administrative expenses of $21.4 million, or 16%, primarily resulting from higher inflation rates, which are causing increased costs, as well as an increase in customer care expenses, an increase in the turnover tax rate and slightly higher bad debt expense related to Nextel Argentina's larger subscriber base.

e.	Nextel Peru

	Year Ended December 31, 2012	% of Nextel Peru's Operating Revenues	Year Ended December 31, 2011	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$314,039	91%	$321,942	91%	$(7,903)	(2)%
Handset and accessory revenues	29,302	9%	32,187	9%	(2,885)	(9)%
	343,341	100%	354,129	100%	(10,788)	(3)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	116,137	34%	107,710	31%	8,427	8%
Cost of handset and accessory sales	85,261	25%	71,857	20%	13,404	19%
	201,398	59%	179,567	51%	21,831	12%
Selling and marketing expenses	69,093	20%	63,575	18%	5,518	9%
General and administrative expenses	83,549	24%	73,021	20%	10,528	14%
Provision for doubtful accounts	3,282	1%	2,651	1%	631	24%
Segment (losses) earnings	$(13,981)	(4)%	$35,315	10%	$(49,296)	(140)%
Nextel Peru comprised 6% of our consolidated operating revenues for 2012 and represented 15% of our consolidated subscriber base as of December 31, 2012. In addition, Nextel Peru generated a 4% segment loss margin in 2012 compared to the 10% segment earnings margin reported in 2011.
During the second quarter of 2012, we proceeded with a broader launch of our WCDMA-based services in Peru, including the launch of push-to-talk Android-based smartphones. This launch contributed to a 16% increase in Nextel Peru's subscriber base from the end of 2011 to the end of 2012. In addition, a substantial portion of this subscriber growth related to promotional data card plans that were offered to facilitate subscriber growth on Nextel Peru's WCDMA-based network consistent with our regulatory commitments.

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
Segment earnings decreased $49.9 million, or 141%, from 2011 to 2012, primarily due to a $10.8 million, or 3%, decrease in operating revenues resulting from a decrease in average revenue per subscriber, as well as higher costs associated with the launch of Nextel Peru's WCDMA-based services and an increase in information technology costs necessary to support these new services.

f.	Corporate and other

	Year Ended December 31, 2012	% of Corporate and other Operating Revenues	Year Ended December 31, 2011	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$43,426	82%	$30,005	99%	$13,421	45%
Handset and accessory revenues	9,533	18%	171	1%	9,362	NM
	52,959	100%	30,176	100%	22,783	76%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	64,784	122%	35,717	118%	29,067	81%
Cost of handset and accessory sales	37,466	71%	4,999	17%	32,467	NM
	102,250	193%	40,716	135%	61,534	151%
Selling and marketing expenses	100,081	189%	78,113	259%	21,968	28%
General and administrative expenses	324,475	NM	335,043	NM	(10,568)	(3)%
Provision for doubtful accounts	2,861	5%	1,672	6%	1,189	71%
Segment losses	$(476,708)	NM	$(425,368)	NM	$(51,340)	12%
_______________________________________
NM-Not Meaningful
The "Corporate and other" segment includes our Chilean operating segment and our corporate operations in the U.S. Corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. Earlier this year, we began offering services on a WCDMA-based network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers. In July 2012, we began offering voice services on this network, which include Direct Connect services. Deployment and expansion of this network in Chile resulted in capital expenditures totaling $115.4 million for 2012, which represented 8% of our consolidated capital expenditures.
Segment losses increased in 2012 compared to 2011 primarily due to:

•
a $61.5 million, or 151%, increase in cost of revenues, primarily as a result of higher handset and accessory costs in connection with the launch of Nextel Chile's WCDMA-based services, and higher direct switch and transmitter and receiver site costs resulting from a 54% increase in transmitter and receiver sites in service in Chile from December 31, 2011 to December 31, 2012; and

•
a $22.0 million, or 28%, increase in selling and marketing expenses from 2011 to 2012 primarily resulting from higher commissions and payroll expenses due to an increase in gross subscriber additions by Nextel Chile's sales personnel and higher advertising costs in Chile in connection with service offerings on its WCDMA-based network.

These segment losses were partially offset by a $22.8 million, or 76%, increase in operating revenues primarily resulting from additional revenues generated from Nextel Chile's larger subscriber base.

2.	Year Ended December 31, 2011 vs. Year Ended December 31, 2010

a.	Consolidated

	Year Ended December 31, 2011	% of Consolidated Operating Revenues	Year Ended December 31, 2010	% of Consolidated Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$6,403,519	95%	$5,348,400	95%	$1,055,119	20%
Handset and accessory revenues	331,427	5%	257,407	5%	74,020	29%
	6,734,946	100%	5,605,807	100%	1,129,139	20%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,789,402	26%	1,504,603	27%	284,799	19%
Cost of handset and accessory sales	855,929	13%	719,219	13%	136,710	19%
	2,645,331	39%	2,223,822	40%	421,509	19%
Selling and marketing expenses	859,303	13%	680,434	12%	178,869	26%
General and administrative expenses	1,483,820	22%	1,190,368	21%	293,452	25%
Provision for doubtful accounts	161,853	2%	75,904	1%	85,949	113%
Depreciation and amortization	653,087	10%	554,886	10%	98,201	18%
Operating income	931,552	14%	880,393	16%	51,159	6%
Interest expense, net	(322,111)	(5)%	(344,999)	(6)%	22,888	(7)%
Interest income	34,224	1%	28,841	—	5,383	19%
Foreign currency transaction (losses) gains, net	(36,975)	(1)%	52,374	1%	(89,349)	(171)%
Other expense, net	(37,305)	(1)%	(18,686)	—	(18,619)	100%
Income before income tax provision	569,385	8%	597,923	11%	(28,538)	(5)%
Income tax provision	(344,189)	(5)%	(259,465)	(5)%	(84,724)	33%
Net income	$225,196	3%	$338,458	6%	$(113,262)	(33)%
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

Significant factors contributing to the $293.5 million, or 25%, increase in consolidated general and administrative expenses in 2011 compared to 2010 include:

•
a $144.4 million, or 22%, increase in consolidated general corporate costs, mostly related to an increase in revenue-based taxes in Brazil, as well as higher personnel and consulting costs related to the development and deployment of our new WCDMA-based networks and related initiatives;

•
an $86.6 million, or 26%, increase in consolidated customer care and billing operations expenses, mostly in Brazil, as a result of an increase in customer care personnel necessary to support larger subscriber bases in our markets; and

•	a $60.0 million, or 45%, increase in consolidated information technology expenses, principally related to the development and deployment of our WCDMA-based networks and other related initiatives.

5.	Provision for doubtful accounts

The $85.9 million, or 113%, increase in consolidated provision for doubtful accounts is largely related to Nextel Brazil's revenue growth and lower collection rates in Brazil resulting from changes to our credit procedures that resulted in the addition of some subscribers whose credit histories were less established.

6.	Depreciation and amortization

The $98.2 million, or 18%, increase in consolidated depreciation and amortization in 2011 compared to 2010 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our iDEN network to increase capacity to meet the needs of our growing subscriber base and the investment in our new WCDMA-based networks.

7.	Interest expense, net

The $22.9 million, or 7%, decrease in consolidated net interest expense in 2011 compared to 2010 is primarily the result of a $76.2 million increase in consolidated capitalized interest related to the construction of our WCDMA-based networks, primarily in Brazil, partially offset by higher interest incurred in connection with the issuance of our 7.625% senior notes in March 2011.

8.	Foreign currency transaction (losses) gains, net

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

9.	Income tax provision

The $84.7 million, or 33%, increase in the consolidated income tax provision in 2011 compared to 2010 is primarily due to a significant increase in 2011 pre-tax book losses incurred in the U.S., Chile and certain holding companies for which no tax benefit can be recorded, the 2011 reversal of a $14.5 million Mexico income tax benefit recognized on the sale of certain fixed assets, and the 2010 tax benefit from the reversal of a $5.5 million income tax reserve for uncertain tax positions that did not occur again in 2011.
Segment Results
We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The results of our Nextel Chile operating segment are included in “Corporate and other.” A discussion of our segment results is provided below.

b.	Nextel Brazil

	Year Ended December 31, 2011	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2010	% of Nextel Brazil’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$3,293,921	95%	$2,505,145	97%	$788,776	31%
Handset and accessory revenues	162,837	5%	90,616	3%	72,221	80%
	3,456,758	100%	2,595,761	100%	860,997	33%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	1,024,685	30%	820,903	31%	203,782	25%
Cost of handset and accessory sales	254,767	7%	173,261	7%	81,506	47%
	1,279,452	37%	994,164	38%	285,288	29%
Selling and marketing expenses	365,791	11%	273,816	11%	91,975	34%
General and administrative expenses	630,439	18%	461,399	18%	169,040	37%
Provision for doubtful accounts	133,779	4%	52,181	2%	81,598	156%
Segment earnings	$1,047,297	30%	$814,201	31%	$233,096	29%
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

The $169.0 million, or 37%, increase in general and administrative expenses in 2011 compared to 2010 is primarily due to the following:

•
a $103.0 million, or 43%, increase in general corporate costs due to an increase in revenue-based taxes and higher payroll and related expenses associated with an increase in general and administrative personnel; and

•
a $60.8 million, or 37%, increase in customer care and billing operations due to higher payroll and related expenses associated with an increase in customer care personnel necessary to support a larger subscriber base in Brazil.

5.	Provision for doubtful accounts

The $81.6 million, or 156%, increase in provision for doubtful accounts is primarily related to Nextel Brazil's revenue growth and lower collection rates resulting from changes to its credit procedures that resulted in the addition of some subscribers whose credit histories were less established. The higher level of bad debt expense reflects the impact of these changes and, relative to operating revenues, represents an increase from historical levels.

c.	Nextel Mexico

	Year Ended December 31, 2011	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2010	% of Nextel Mexico’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,165,575	96%	$2,023,128	96%	$142,447	7%
Handset and accessory revenues	83,872	4%	90,634	4%	(6,762)	(7)%
	2,249,447	100%	2,113,762	100%	135,685	6%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	435,964	19%	391,671	19%	44,293	11%
Cost of handset and accessory sales	436,246	20%	402,687	19%	33,559	8%
	872,210	39%	794,358	38%	77,852	10%
Selling and marketing expenses	287,519	13%	275,513	13%	12,006	4%
General and administrative expenses	325,228	14%	283,898	13%	41,330	15%
Provision for doubtful accounts	17,243	1%	14,838	1%	2,405	16%
Segment earnings	$747,247	33%	$745,155	35%	$2,092	—%
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

The $33.6 million, or 8%, increase in cost of handset and accessory revenues from 2010 to 2011 is primarily the result of an increase in handset costs associated with promotions that use high-tier handset models to attract and retain subscribers, as well as an increase in the sale of handsets to new subscribers.

3.	General and administrative expenses

The $41.3 million, or 15%, increase in general and administrative expenses from 2010 to 2011 is primarily the result of higher payroll and related expenses associated with an increase in general and administrative personnel, as well as legal and other expenses relating to Nextel Mexico's acquisition of its 30 MHz nationwide spectrum license in 2010 and the defense and resolution of certain lawsuits relating to that license in 2011.

d.	Nextel Argentina

	Year Ended December 31, 2011	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2010	% of Nextel Argentina’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$596,566	92%	$517,431	92%	$79,135	15%
Handset and accessory revenues	52,360	8%	46,028	8%	6,332	14%
	648,926	100%	563,459	100%	85,467	15%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	186,744	29%	178,276	32%	8,468	5%
Cost of handset and accessory sales	88,060	13%	74,781	13%	13,279	18%
	274,804	42%	253,057	45%	21,747	9%
Selling and marketing expenses	64,332	10%	51,259	9%	13,073	26%
General and administrative expenses	134,492	21%	104,633	19%	29,859	29%
Provision for doubtful accounts	6,508	1%	5,586	1%	922	17%
Segment earnings	$168,790	26%	$148,924	26%	$19,866	13%
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

e.	Nextel Peru

	Year Ended December 31, 2011	% of Nextel Peru's Operating Revenues	Year Ended December 31, 2010	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$321,942	91%	$281,996	90%	$39,946	14%
Handset and accessory revenues	32,187	9%	30,020	10%	2,167	7%
	354,129	100%	312,016	100%	42,113	13%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	107,710	31%	100,048	32%	7,662	8%
Cost of handset and accessory sales	71,857	20%	62,810	20%	9,047	14%
	179,567	51%	162,858	52%	16,709	10%
Selling and marketing expenses	63,575	18%	55,783	18%	7,792	14%
General and administrative expenses	73,021	21%	68,705	22%	4,316	6%
Provision for doubtful accounts	2,651	—	2,407	1%	244	10%
Segment earnings	$35,315	10%	$22,263	7%	$13,052	59%

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

f.	Corporate and other

	Year Ended December 31, 2011	% of Corporate and other Operating Revenues	Year Ended December 31, 2010	% of Corporate and other Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$30,005	99%	$24,383	100%	$5,622	23%
Handset and accessory revenues	171	1%	109	—	62	57%
	30,176	100%	24,492	100%	5,684	23%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	35,717	118%	15,084	62%	20,633	137%
Cost of handset and accessory sales	4,999	17%	5,680	23%	(681)	(12)%
	40,716	135%	20,764	85%	19,952	96%
Selling and marketing expenses	78,113	259%	24,087	98%	54,026	224%
General and administrative expenses	335,043	NM	281,432	NM	53,611	19%
Provision for doubtful accounts	1,672	6%	892	4%	780	87%
Segment losses	$(425,368)	NM	$(302,683)	NM	$(122,685)	41%
_______________________________________
NM-Not Meaningful
The "Corporate and other" segment includes our Chilean operating segment and our corporate operations in the U.S. For 2011, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile.
Segment losses increased in 2011 compared to 2010 primarily due to the following:

•
a $53.6 million, or 19%, increase in general and administrative expenses, largely due to an increase in corporate information technology costs, as well as an increase in consulting expenses, both of which were primarily incurred at the corporate level and are largely related to the planned launch of the new WCDMA-based networks and supporting systems in our markets, as well as other technology-related initiatives; and

•	a $54.0 million increase in selling and marketing expenses, partially related to the launch of our new brand identity in 2011.

C.	Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of December 31, 2012, we had working capital, which is defined as total current assets less total current liabilities, of $1,575.0 million, a $642.3 million decrease compared to working capital of $2,217.3 million as of December 31, 2011. As of December 31, 2012, our working capital included $1,383.5 million in cash and cash equivalents, of which $219.0 million was held in currencies other than U.S. dollars, with 50% of that amount held in Mexican pesos and 40% of that amount held in Argentine pesos. As of December 31, 2012, our working capital also included $204.8 million in short-term investments. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

Our current sources of funding include our cash, cash equivalent and short-term investment balances, up to $532.6 million available under our equipment financing facilities in Brazil and Mexico and other anticipated future cash flows from our operations.

Our cash and cash equivalents balance as of December 31, 2012 does not reflect the approximate $734.1 million in net proceeds from the offering of the 11.375% senior notes that was completed in February 2013. We plan to continue to evaluate funding opportunities, including the potential sale of towers or other transmitter and receiver sites in Brazil and Mexico planned for 2013, and, if appropriate, access the credit and capital markets in order to support our business plans, reduce our capital costs, optimize our capital structure, and maintain or enhance our liquidity position.

Cash Flows

	Year Ended December 31,			Change from 2011 to 2012	Change from 2010 to 2011
	2012	2011	2010
	(in thousands)
Cash and cash equivalents, beginning of year	$2,322,919	$1,767,501	$2,504,064	$555,418	$(736,563)
Net cash provided by operating activities	353,183	982,391	890,102	(629,208)	92,289
Net cash used in investing activities	(1,055,160)	(910,283)	(1,176,025)	(144,877)	265,742
Net cash (used in) provided by financing activities	(238,295)	525,003	(461,163)	(763,298)	986,166
Effect of exchange rate changes on cash and cash equivalents	844	(41,693)	10,523	42,537	(52,216)
Cash and cash equivalents, end of year	$1,383,491	$2,322,919	$1,767,501	$(939,428)	$555,418
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
Our operating activities provided us with $353.2 million of cash during 2012, a $629.2 million, or 64%, decrease from 2011, primarily due to a significant decrease in operating income in 2012 compared to 2011. Our operating activities provided us with $982.4 million of cash during 2011, a $92.3 million, or 10%, increase from 2010, primarily due to higher operating income, partially offset by an increase in working capital investments due to the continued growth of our business, as well as higher interest payments associated with debt we issued in 2010 and 2011.

We used $1,055.2 million of cash in our investing activities during 2012, a $144.9 million, or 16% increase from 2011, driven by $1,108.0 million in cash capital expenditures, partially offset by $134.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.

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

We used $1,176.0 million of cash in our investing activities during 2010, primarily due to a $418.5 million increase in cash used to purchase investments, net of proceeds from sales.

We used $238.3 million of cash in our financing activities during 2012, primarily due to the principal repayment of $194.2 million under our syndicated loan facilities in Brazil and Peru, and the repayment of $212.8 million face amount of our 3.125% convertible notes in the U.S., partially offset by $212.8 million in borrowings under a Brazilian real-denominated loan agreement.

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
Our business strategy contemplates the deployment and expansion of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we are currently offering services on our new

WCDMA-based networks in Mexico, Peru and Chile, and we are in the process of designing and building a new WCDMA-based network in Brazil. We began offering services supported by this new network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on those networks during 2013. We have also expanded the capacity of our iDEN networks, particularly in Brazil, and expect to continue to make investments to improve the quality and capacity of those networks. We also expect our consolidated capital expenditures for 2013 to decrease from 2012 levels.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Brazil and Mexico, cash flows generated by our operating companies and external financial sources.
Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our subscribers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing subscribers;

•	our ability to continue to increase the size of our subscriber base; and

•	changes in foreign currency exchange rates.
Financing Activities.  Over the last two years, we have been pursuing various financing alternatives, including U.S. capital market transactions, equipment financing and local bank financing, to provide funding both to support our planned deployment of new WCDMA-based networks, to pay for cash taxes and working capital and to meet our scheduled debt service obligations.
The following is a summary of the significant financing transactions we have executed over this time period. We currently intend to use the proceeds we raised from these transactions to support the continued growth of our business and to fund our business plan.
In March 2011 and December 2011, we issued senior notes with $750.0 million and $700.0 million, respectively, aggregate principal amounts due at maturity for total cash proceeds of $1,424.9 million, after deducting original issue and underwriting discounts, commissions and offering expenses. The notes bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1. The notes will mature on April 1, 2021 when the entire principal amount of $1,450.0 million will be due.
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
In July 2011, Nextel Mexico entered into a $375.0 million U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network in Mexico. This financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2012, Nextel Mexico had borrowed $134.7 million under this facility.
In December 2011, Nextel Mexico entered into a Mexican peso-denominated term loan facility providing for borrowings of up to an equivalent of $300.0 million with three Mexican banks. Principal under this loan agreement is payable in one lump sum in December 2016. As of December 31, 2012, Nextel Mexico had borrowed all amounts available under this loan facility.
In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network in Brazil. This financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2015. As of December 31, 2012, Nextel Brazil had borrowed $207.6 million under this facility.
In October 2012, Nextel Brazil entered into a Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. Borrowings under this loan agreement have a three-year borrowing period, a two-year repyament term beginning in 2015 and a final maturity of October 2017.
We have also entered into a number of less significant local financing arrangements, including an equipment financing facility in Chile and various other financings in Brazil.
Subsequent Financing Activities. In February 2013, we issued $750.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 11.375% notes, and received net cash proceeds of approximately $734.1 million, after deducting commissions and offering expenses. The 11.375% notes, which were issued by NII International Telecom S.C.A., an indirect subsidiary of NII Holdings, Inc., are guaranteed by NII Holdings, Inc. and bear interest at a rate of 11.375% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013. The 11.375% notes will mature on August 15, 2019 when the entire principal amount of $750.0 million will become due. In addition, the 11.375% notes include a covenant that should we be unable to refinance or repay our existing 10.0% senior notes due August 15, 2016 on or before May 15, 2016, we will be required to make an offer to repurchase the 11.375% notes at par.
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
In making assessments regarding our capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments, equipment financing or other available financing; although in making these assessments, we did consider the senior note financing transaction that was completed in February 2013.
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2012. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Senior notes (1)	$234,938	$469,875	$1,189,875	$2,425,719	$4,320,407
Spectrum fees (2)	129,438	258,877	257,119	1,377,286	2,022,720
Purchase obligations (3)	1,703,724	97,949	3,896	3,896	1,809,465
Operating leases (4)	266,456	494,563	404,707	240,240	1,405,966
Bank loans (5)	97,843	612,925	776,540	85,769	1,573,077
Capital leases and tower financing obligations (6)	170,827	337,516	332,095	482,393	1,322,831
Equipment financing (7)	45,378	130,018	166,818	295,877	638,091
Import financing (8)	37,422	—	—	—	37,422
Other long-term obligations (9)	71,790	59,843	59,965	392,847	584,445
Total contractual commitments	$2,757,816	$2,461,566	$3,191,015	$5,304,027	$13,714,424
_______________________________________

(1)
These amounts include estimated principal and interest payments over the full term of the obligation, assuming the current payment schedule. These amounts do not include principal and interest payments related to the 11.375% notes that were issued in February 2013.

(2)	These amounts are subject to increases in the Mexican Consumer Pricing Index.

(3)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(4)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(5)	These amounts represent principal and interest payments associated with certain banks loans in Brazil and Mexico.

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

(7)
These amounts include loan agreements with the China Development Bank in Brazil, Mexico and Chile to finance infrastructure equipment and assist in the deployment of the new WCDMA-based networks in these markets. The aggregate amount available for borrowing under these loan agreements in Brazil and Mexico is $532.6 million.

(8)	This amount represents principal and interest payments due under our import financing agreements in Brazil.

(9)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $1,498.8 million for 2012, $1,450.2 million for 2011 and $871.5 million for 2010. In 2010, a substantial portion of our capital expenditures was invested in the expansion of the coverage of our iDEN networks, and in each of the past three years, a substantial portion of our capital expenditures went to the deployment of our existing and planned WCDMA-based networks in Peru (primarily in 2010) and in Brazil, Mexico and Chile (primarily in 2011 and 2012) and to the improvement of the quality and capacity of our iDEN networks in Brazil and Mexico.
Our business strategy contemplates the deployment of new WCDMA-based networks, and, to a lesser degree, the ongoing expansion of the capacity and enhancement of the quality of our iDEN networks. Consistent with this strategy, we are currently offering services on our new WCDMA-based networks in Mexico, Peru and Chile, and we are in the process of designing and building a new WCDMA-based network in Brazil. We began offering services supported by this new network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on those networks during 2013. We also expect our consolidated capital expenditures for 2013 to decrease from 2012 levels. The amount and timing of those additional capital expenditures is dependent on, among other things, our business plans and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of the new networks.
We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments, borrowings under equipment financing facilities, including our financing facilities in Brazil, Mexico and Chile and proceeds from external funding sources that are or may become available, including the proceeds from the issuance of the 11.375% notes. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

•	the amount we spend to deploy our WCDMA-based networks;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•
the number of additional transmitter and receiver sites we build in order to increase system coverage and capacity and to maintain system quality and meet the demands of our growing subscriber base, as well as the costs associated with the installation of network infrastructure and switching equipment; and

•	the costs we incur in connection with non-network related information technology projects.
Our future capital expenditures may also be affected by future technology improvements and technology choices.
Future Outlook.  As of December 31, 2012, our current sources of funding include $1,383.5 million in cash and cash equivalents, $204.8 million in short-term investments and $532.6 million in additional availability under our existing equipment financing facilities. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan. In addition, in February 2013, we issued $750.0 million aggregate principal amount of our 11.375% notes and received net cash proceeds of $734.1 million, after deducting commissions and offering expenses.

Recently, our results of operations, including our operating cash flows, have been negatively affected by the depreciation of local currencies and continued competitive pressures. While we believe our current sources of funding will be adequate to allow us to execute our business plan for the next several years, if we are unable to significantly improve our operating cash flows over the long term, we will need to seek additional sources of financing to fund our operations and execute our business strategy as contemplated by our business plan. The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness.
To meet our future funding needs and maintain or enhance our liquidity position, we will continue to evaluate and pursue, various financing alternatives, including the potential sale of certain towers and other transmitter and receiver sites in Brazil and Mexico and strategic transactions with respect to our operations in Argentina, Peru and Chile, as well as proceeds from potential debt and equity offerings. We expect to continue to obtain additional funding using one or more of these alternatives. Some of the agreements relating to our existing financing arrangements include terms that impose restrictions relating to, among other things, our ability to incur additional debt financing, and require us to maintain specified financial ratios that could affect the financing alternatives available to us at any given time. These restrictions may limit our ability to incur additional indebtedness in the future depending upon our operating results and the levels of financing that we have outstanding. If that were to occur, we would need to consider changes to our business plan or other strategic alternatives in order to raise additional funding or reduce our funding needs, including by limiting our capital expenditures. In those circumstances, we would also consider seeking modifications to our financing agreements that would allow us to incur additional indebtedness. Any indebtedness that we may incur in the coming years may be significant.
In making the assessment of our funding needs under our current business plans and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	expected cash flows from our operations;

•	the net proceeds we received as a result of the issuance of the 11.375% notes that was completed in February 2013;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•	the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of new WCDMA-based networks;

•	our scheduled debt service and other contractual obligations; and

•	income taxes.
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
From time to time in recent years, volatile market conditions in debt and equity markets in the U.S. and global markets have had an adverse impact on the amount of funding available to corporate borrowers as the global economic downturn affected both the availability and terms of financing. Volatility in the capital markets could result in declines in the availability of funding, which could make it more difficult or more costly for us to raise additional capital in order to meet our future funding needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See Item 1A. Risk Factors "1. Because our capital expenditures exceed our cash flows from operations, and are expected to remain this way for the next few years, we will need to service our indebtedness, pay our taxes and fund our working capital with cash on hand and proceeds from existing amounts available under our equipment financing facilities," "4. We are dependent on external financing to meet our future funding needs and debt service requirements, and adverse changes in economic conditions could negatively impact our access to funding. If we are unable to obtain financing when needed and on terms acceptable to us, our business and liquidity may be adversely affected." and "5. Our current and future debt may limit our flexibility and increase our risk of default.”

E.	Effect of Inflation and Foreign Currency Exchange
Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, a significant portion of our long-term debt, including some long-term debt incurred by our operating subsidiaries, is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. We conduct business in countries in which the rate of inflation has historically been significantly higher than that of the U.S. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its subscribers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments.
Inflation is not currently a material factor affecting our business, although rates of inflation in some of the countries in which we operate have been historically volatile. In the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise, which will increase our costs and could reduce our profitability in Argentina. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

F.	Effect of New Accounting Standards
In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously allowed presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We adopted this new authoritative guidance on January 1, 2012 by presenting consolidated net income and consolidated comprehensive income in a continuous statement of operations and comprehensive income.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our senior notes. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile pay the purchase price for some capital assets and the majority of handsets in U.S. dollars, but generate revenue from their operations in local currency.
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2011 and 2012, Nextel Mexico and Nextel Peru entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2012, $3,214.7 million, or 66%, of our consolidated principal amount of debt was fixed rate debt, and the remaining $1,676.2 million, or 34%, of our total consolidated debt was variable rate debt.
The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2012 for both our fixed and variable rate debt obligations, including our senior notes, our bank financing in Brazil, our equipment financing facilities in Brazil, Mexico and Chile, our bank loans in Brazil and Mexico and our tower financing obligations, all of which have been determined at their fair values.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2011 reflect changes in applicable market conditions during 2012. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2012		2011
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Fixed Rate (US$)	$36,007	$29,032	$12,227	$802,312	$2,374	$1,976,949	$2,858,901	$2,364,324	$3,110,983	$3,240,652
Average Interest Rate	2.1%	2.4%	1.9%	10.0%	2.6%	7.9%	8.3%		7.9%
Fixed Rate (MP)	$11,304	$13,384	$15,865	$18,839	$22,410	$111,997	$193,799	$193,799	$147,058	$147,058
Average Interest Rate	15.0%	14.9%	14.9%	14.9%	14.9%	13.8%	14.3%		15.6%
Fixed Rate (BR)	$12,511	$12,747	$14,782	$17,467	$21,014	$83,443	$161,964	$158,517	$140,780	$139,840
Average Interest Rate	15.5%	16.9%	18.0%	19.0%	19.8%	16.7%	17.4%		19.1%
Variable Rate (US$)	$—	$8,982	$59,081	$72,924	$72,924	$278,471	$492,382	$430,269	$271,724	$261,434
Average Interest Rate	—	3.1%	3.0%	3.0%	3.0%	3.1%	3.1%		3.9%
Variable Rate (MP)	$—	$—	$—	$314,525	$—	$—	$314,525	$302,470	$292,486	$250,213
Average Interest Rate	—	—	—	6.9%	—	—	6.9%		6.8%
Variable Rate (BR)	$37,422	$170,296	$235,544	$235,545	$127,884	$62,637	$869,328	$849,386	$886,836	$962,889
Average Interest Rate	2.5%	8.3%	8.2%	8.2%	7.9%	7.9%	7.9%		10.4%

Item 8.	Financial Statements and Supplementary Data
We have listed the consolidated financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K. We have also listed the financial statement schedule required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K. The financial statements and schedule appear following the signature page of this annual report on Form 10-K.

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
 As of December 31, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to material weaknesses in the Company's internal controls over financial reporting in its Brazil operating segment, as described below.
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
 In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected in a timely manner. Based on this assessment, management concluded that as of December 31, 2012, our internal control over financial reporting was not effective.

 As of December 31, 2012, we concluded that there are two material weaknesses in our internal control over financial reporting in our Brazil segment, as follows:
Brazil Segment Non-Income Based Taxes. We do not have an adequate design or operation of controls to provide reasonable assurance that the accounting for non-income based taxes and related disclosures relating to our Brazil segment were prepared in accordance with generally accepted accounting principles in the United States of America. The process by which we identify, document and manage the implementation of changes to our information systems to accommodate new business requirements was not effective. As a result, our information systems processed certain transactions incorrectly. In addition, there are many additional manual processes required in the calculation of non-income based taxes due to lack of automation in this process. The inadequate design of the monthly trend analysis of non-income based taxes, the lack of timely reconciliation and review, and the degree of involvement of the tax function in this review resulted in accounting misstatements and the failure to identify the ineffectiveness of the process.
Brazil Segment Accounting Resources. We identified a material weakness related to our inability to maintain a sufficient complement of resources in our Brazil segment's accounting department with an appropriate level of experience and training, commensurate with our structure and financial reporting requirements. As a result, there were significant control deficiencies identified in the following areas, which aggregated to a material weakness:

•	IT Access Controls: lack of experienced resources and appropriately designed controls to address risks, primarily resulting from the outsourcing of this function;

•	Fixed Assets: lack of experienced resources, inadequate design of internal control, inconsistent operation of control activities, and insufficient monitoring of the accounting for fixed assets;

•	Classification of Leases: lack of experienced resources required to monitor the consistent operation of control activities necessary to correctly classify certain tower leases; and

•	Financial Reporting Process: lack of experienced resources required to execute controls and to monitor certain close processes at the appropriate level of precision.
The Company has completed an assessment related to the control failures and the underlying factors contributing to the material weaknesses described above that existed as of December 31, 2012. These factors, which relate solely to our Brazil operating segment, include:

•	understaffing and turnover of personnel in key job functions within the accounting and tax departments;

•	lack of consistent execution of controls and insufficient monitoring;

•	insufficient training for newly hired personnel;

•	overreliance on manual spreadsheets and procedures; and

•	insufficient oversight of outsourced functions.
These material weaknesses could result in material misstatements in our consolidated financial statements that would not be prevented or detected. In light of the material weaknesses identified and the underlying factors that increase the level of risk related to financial reporting, we have performed additional procedures, including reviews and validations by groups other than those performing the financial close procedures in our Brazil operating segment, to ensure that our financial results are not materially misstated.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except for the material weaknesses with respect to the Brazil segment accounting resources and the actions taken as noted below for the remediation of the non-income based taxes material weakness, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Plan for Remediation of Brazil Segment Non-Income Based Tax Material Weakness
In order to remediate the material weakness related to non-income based taxes, the Company, led by our chief financial officer and our principal accounting officer, has taken and is taking the following actions in our Brazil operating segment:

•	increase automation surrounding the processing of non-income based taxes;

•
redesigned the organizational structure within the tax group, ensuring we have an adequate complement of properly trained personnel with appropriate skills and experience, and increased and clarified the involvement from this team, finalized documentation related to roles and responsibilities during the close process and provided training to facilitate our compliance with the ongoing and new procedures;

•	designed and implemented manual key controls, including additional validations and reviews performed on a monthly basis, to ensure the accuracy of our non-income based tax accounts; and

•	implemented a new process by which we identify, document and manage the implementation of changes to our information systems to accommodate new business requirements.
 Plan for Remediation for Brazil Segment Accounting Resources Material Weakness
 In order to remediate the material weakness related to the inadequacy of the accounting resources in our Brazil operating segment, the Company will implement process improvements designed to strengthen our control structure and remediate the control deficiencies identified.  Specifically, the process improvements will include the following actions in our Brazil operating segment:

•
redesigning the organizational structure within the accounting department, ensuring we have an adequate complement of personnel with appropriate skills and experience, which may include increasing headcount or using third party external resources;

•
preparing detailed documentation reflecting the actions to be taken in connection with the financial reporting process to clearly define key tasks and actions and the positions responsible for those tasks and actions;

•	providing training to the accounting department staff related to the use and operation of reporting systems in order to reduce reliance on manual procedures;

•	providing training on departmental operating procedures, including with respect to the financial close process, and increasing the number of preventive controls built into this process; and

•
redesigning the organizational structure within the information technology department and expanding the amount of resources committed to monitoring capabilities to ensure adequate control and oversight over information technology functions that are outsourced.

If not remediated, these control deficiencies could result in material misstatements to the Company's financial statements.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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
Donald Neff Vice President, Finance Operations and Controller (on behalf of the registrant and as Principal Accounting Officer)
February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature	Title

/s/ Steven M. Shindler	Interim Chief Executive Officer and Chairman of the Board of Directors
Steven M. Shindler

/s/ Juan R. Figuereo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Juan R. Figuereo

/s/ Kevin L. Beebe	Director
Kevin L. Beebe

/s/ Donald Guthrie	Director
Donald Guthrie

/s/ Charles M. Herington	Director
Charles M. Herington

/s/ Carolyn Katz	Director
Carolyn Katz

/s/ Rosendo G. Parra	Director
Rosendo G. Parra

/s/ Paulino do Rego Barros	Director
Paulino do Rego Barros

/s/ John W. Risner	Director
John W. Risner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) inadequate design or operation of controls that provide reasonable assurance that the accounting for non-income based taxes and related disclosures are prepared in accordance with generally accepted accounting principles in the Brazil operating segment; and (2) the Company's inability to maintain a sufficient complement of resources in its Brazil segment's accounting department with an appropriate level of experience and training commensurate with its structure and financial reporting requirements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2013

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,383,491	$2,322,919
Short-term investments	204,834	343,422
Accounts receivable, less allowance for doubtful accounts of $112,922 and $66,252	705,737	858,471
Handset and accessory inventory	349,704	277,291
Deferred income taxes, net	175,753	203,012
Prepaid expenses and other	515,513	331,407
Total current assets	3,335,032	4,336,522
Property, plant and equipment, net	3,884,947	3,481,869
Intangible assets, net	1,164,672	1,182,380
Deferred income taxes, net	367,182	410,162
Other assets	471,245	411,203
Total assets	$9,223,078	$9,822,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$485,542	$377,679
Accrued expenses and other	1,015,788	1,008,932
Deferred revenues	161,451	159,150
Current portion of long-term debt	97,244	573,465
Total current liabilities	1,760,025	2,119,226
Long-term debt	4,768,958	4,244,752
Deferred revenues	14,007	15,585
Deferred tax liabilities	58,189	61,156
Other long-term liabilities	305,450	243,335
Total liabilities	6,906,629	6,684,054
Commitments and contingencies (Note 8)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2012 and 2011, no shares issued or outstanding — 2012 and 2011	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2012 and 2011, 171,653 shares issued and outstanding — 2012, 171,177 shares issued and outstanding — 2011	171	171
Paid-in capital	1,483,086	1,440,079
Retained earnings	1,456,633	2,221,882
Accumulated other comprehensive loss	(623,441)	(524,050)
Total stockholders’ equity	2,316,449	3,138,082
Total liabilities and stockholders’ equity	$9,223,078	$9,822,136

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Operating revenues
Service and other revenues	$5,779,159	$6,403,519	$5,348,400
Digital handset and accessory revenues	307,304	331,427	257,407
	6,086,463	6,734,946	5,605,807
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,690,464	1,789,402	1,504,603
Cost of digital handsets and accessories	915,120	855,929	719,219
Selling, general and administrative	2,324,422	2,343,123	1,870,802
Provision for doubtful accounts	220,597	161,853	75,904
Impairment and restructuring charges	330,340	—	—
Depreciation	678,191	614,158	520,680
Amortization	50,589	38,929	34,206
	6,209,723	5,803,394	4,725,414
Operating (loss) income	(123,260)	931,552	880,393
Other expense
Interest expense, net	(373,253)	(322,111)	(344,999)
Interest income	34,143	34,224	28,841
Foreign currency transaction (losses) gains, net	(53,415)	(36,975)	52,374
Other expense, net	(27,355)	(37,305)	(18,686)
	(419,880)	(362,167)	(282,470)
(Loss) income before income tax provision	(543,140)	569,385	597,923
Income tax provision	(222,109)	(344,189)	(259,465)
Net (loss) income	$(765,249)	$225,196	$338,458

Net (loss) income, per common share, basic	$(4.46)	$1.31	$2.01
Net (loss) income, per common share, diluted	$(4.46)	$1.30	$1.97

Weighted average number of common shares outstanding, basic	171,499	170,601	168,160
Weighted average number of common shares outstanding, diluted	171,499	172,781	175,709

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(97,589)	$(462,457)	$109,411
Other	(1,802)	(342)	(2,894)
Other comprehensive (loss) income	(99,391)	(462,799)	106,517
Net (loss) income	(765,249)	225,196	338,458
Total comprehensive (loss) income	$(864,640)	$(237,603)	$444,975

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2010	166,730	$166	$1,239,541	$1,658,228	$(167,768)	$2,730,167
Net income	—	—	—	338,458	—	338,458
Other comprehensive income	—	—	—	—	106,517	106,517
Share-based payment expense	—	—	65,853	—	—	65,853
Exercise of stock options	2,931	3	57,682	—	—	57,685
Other	—	—	1,629	—	—	1,629
Balance, December 31, 2010	169,661	169	1,364,705	1,996,686	(61,251)	3,300,309
Net income	—	—	—	225,196	—	225,196
Other comprehensive loss	—	—	—	—	(462,799)	(462,799)
Purchase of convertible notes	—	—	(17,693)	—	—	(17,693)
Share-based payment expense	—	—	59,985	—	—	59,985
Exercise of stock options	1,526	2	24,967	—	—	24,969
Other	(10)	—	8,115	—	—	8,115
Balance, December 31, 2011	171,177	171	1,440,079	2,221,882	(524,050)	3,138,082
Net loss	—	—	—	(765,249)	—	(765,249)
Other comprehensive loss	—	—	—	—	(99,391)	(99,391)
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense	—	—	46,458	—	—	46,458
Exercise of stock options	476	—	150	—	—	150
Other	—	—	(3,075)	—	—	(3,075)
Balance, December 31, 2012	171,653	$171	$1,483,086	$1,456,633	$(623,441)	$2,316,449

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(765,249)	$225,196	$338,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount and financing costs	27,023	47,913	63,136
Depreciation and amortization	728,780	653,087	554,886
Provision for losses on accounts receivable	220,597	161,853	75,904
Foreign currency transaction losses (gains), net	53,415	36,975	(52,374)
Asset impairments and losses (gains) on disposals of fixed assets	339,268	1,610	(614)
Deferred income tax provision (benefit)	46,088	(19,788)	(27,866)
Share-based payment expense	46,458	59,985	66,285
Other, net	38,372	33,723	23,711
Change in assets and liabilities:
Accounts receivable, gross	(105,034)	(336,889)	(223,259)
Handset and accessory inventory	(67,024)	(3,120)	32,362
Prepaid expenses and other	(275,811)	(32,866)	(9,412)
Other long-term assets	(96,323)	4,562	(137,751)
Accounts payable, accrued expenses and other	162,623	150,150	186,636
Net cash provided by operating activities	353,183	982,391	890,102
Cash flows from investing activities:
Capital expenditures	(1,108,047)	(1,064,833)	(691,047)
Purchase of long-term and short-term investments	(1,678,918)	(2,298,409)	(1,840,193)
Proceeds from sales of long-term and short-term investments	1,813,783	2,476,986	1,416,545
Transfers to restricted cash	(11,969)	(26,113)	(98,542)
Transfers from restricted cash	29,018	136,467	99,100
Payments for acquisitions, purchases of licenses and other	(99,027)	(134,381)	(61,888)
Net cash used in investing activities	(1,055,160)	(910,283)	(1,176,025)
Cash flows from financing activities:
Borrowings under syndicated loan facilities and other	482,316	1,153,211	175,029
Proceeds from issuance of senior notes	—	1,439,500	—
(Payments related to) proceeds from stock option exercises	(2,040)	24,968	57,685
Repayments and purchases of convertible notes	(212,782)	(904,200)	(442,972)
Repayments under spectrum license financing	(1,513)	(683,878)	—
Repayments under syndicated loan facilities and other borrowings	(328,353)	(374,679)	(170,299)
Repayments of import financing	(175,923)	(129,919)	(80,606)
Net cash (used in) provided by financing activities	(238,295)	525,003	(461,163)
Effect of exchange rate changes on cash and cash equivalents	844	(41,693)	10,523
Net (decrease) increase in cash and cash equivalents	(939,428)	555,418	(736,563)
Cash and cash equivalents, beginning of year	2,322,919	1,767,501	2,504,064
Cash and cash equivalents, end of year	$1,383,491	$2,322,919	$1,767,501

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations and Significant Accounting Policies
Operations.  We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our next generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business subscribers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina, Peru and Chile with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	international roaming services.
We have begun offering services on our new WCDMA-based networks in Mexico, Peru and Chile, and we are currently in the process of designing and building a new WCDMA-based network in Brazil. We began offering services supported by this new network in select cities in Brazil in the fourth quarter of 2012. We expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on those networks during 2013.
Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or the U.S., requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results to be reported in future periods could differ from our estimates.
Principles of Consolidation.  The consolidated financial statements include the accounts of NII Holdings and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our control of the entity through direct and indirect majority interest in the entity. We eliminate all significant intercompany transactions, including intercompany profits and losses, in consolidation.
We refer to our subsidiaries by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina, Nextel Peru and Nextel Chile.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil, Mexico, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2012 and 2011, $6,650.0 million and $6,417.9 million, respectively, of our assets were owned by Nextel Brazil and Nextel Mexico. Political, financial and economic developments in Brazil and Mexico could impact the recoverability of our assets.
Motorola Solutions is the primary supplier for iDEN network equipment, and Motorola Mobility is the primary supplier of iDEN handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long term improvements to our networks. We expect Motorola Solutions to continue to be our primary supplier of iDEN network infrastructure equipment and Motorola Mobility to be the primary supplier of most of our iDEN handsets and other specialized devices, and we expect to continue to rely on Motorola Solutions and Motorola Mobility to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our iDEN networks.
As we make the transition to our new WCDMA-based networks, and as Sprint Nextel proceeds with its planned deactivation of its iDEN network, the significant reduction in demand for iDEN network equipment and handsets may make it uneconomic for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN networks. We also expect that this transition could also affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets beyond their contractual obligations and may also result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks. As a result, we may not be able to adequately service our existing subscribers or attract new subscribers. The impact of this transition may be more significant in Argentina where we do not currently hold spectrum that would support the deployment of a WCDMA network. See Note 8 for further information on our arrangements with Motorola Solutions and Motorola Mobility.
Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments in U.S. treasury securities, investments in corporate bonds and certain investments made by Nextel Brazil in two different funds. See Note 7 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk subscribers, we require a subscriber deposit. We routinely assess the financial strength of our subscribers and maintain allowances for anticipated losses, where necessary.
Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. We did not report any material remeasurement gains or losses during any of the years ended December 31, 2012, 2011 or 2010.
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
The authorities in some of our markets have, from time to time, used formal and informal restrictions to limit the convertibility of currency and our ability to repatriate capital from our market operations to their parent companies. For example, the Argentine government continues to impose formal and informal limitations on our ability to repatriate funds and repay intercompany contractual obligations.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Cumulative foreign currency translation adjustment	$(616,378)	$(518,790)
Other	(7,063)	(5,260)
	$(623,441)	$(524,050)
Supplemental Cash Flow Information.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$1,108,047	$1,064,833	$691,047
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	390,796	385,374	180,448
	$1,498,843	$1,450,207	$871,495
Interest costs
Interest expense, net	$373,253	$322,111	$344,999
Interest capitalized	127,189	76,204	10,819
	$500,442	$398,315	$355,818
Acquisitions of assets and business combinations
Fair value of assets acquired	$100,185	$138,678	$65,440
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—
	$100,185	$138,678	$65,440
Cash paid for interest, net of amounts capitalized	$295,370	$191,572	$250,122
Cash paid for income taxes	$264,218	$346,951	$351,627
For the year ended December 31, 2012, we had $238.8 million in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the year ended December 31, 2011, we had $918.7 million in non-cash financing. Of this amount, $689.8 million related to the long-term financing of spectrum that was awarded to Nextel Brazil in June 2011 as described in Note 6. The remainder consisted primarily of the short-term financing of imported handsets and infrastructure in Brazil, the long-term financing of infrastructure equipment in Chile and co-location capital lease obligations on our communication towers. For the year ended December 31, 2010, we had $134.1 million in non-cash financing primarily related to the short-term financing of imported handsets and infrastructure in Brazil and the financing of our corporate aircraft.
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
Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and other similarly structured funds. As of December 31, 2012 and 2011, we had $479.4 million and $427.1 million, respectively, in time deposits.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash.  As of December 31, 2012, we had $16.0 million in restricted cash, the majority of which was included in other long-term assets and represented cash collateral supporting the lease of our corporate headquarters, and the remainder of which was included in other current assets.
As of December 31, 2011, we had $43.6 million in restricted cash, $35.7 million of which was included in other long-term assets and was largely comprised of a debt service reserve account related to Nextel Brazil’s syndicated loan in Brazil and cash collateral supporting the issuance of a performance bond that was required in connection with our spectrum acquisition in Chile. The remainder of our restricted cash was included in other current assets as of December 31, 2011.
Short-Term Investments.  Our short-term investments consist of investments made by Nextel Brazil in two different investment funds and certificates of deposit with a Brazilian bank. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2012, 2011 and 2010, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of operations. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 7 for additional information.
Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We write down our inventory to cover losses related to obsolete and slow moving inventory. Inventory balances include costs associated with non-income based taxes. For the years ended December 31, 2012, 2011 and 2010, our provision for inventory losses was $5.1 million, $4.5 million and $1.8 million, respectively.
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
Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2012 and 2011, our asset retirement obligations were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011
Balance, January 1	$88,746	$74,525
New asset retirement obligations	11,604	7,822
Accretion	15,483	13,289
Settlement of asset retirement obligation	(307)	(479)
Foreign currency translation and other	8,516	(6,411)
Balance, December 31	$124,042	$88,746
Derivative Financial Instruments.  We enter into derivative transactions for risk management purposes only. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of December 31, 2012 and 2011, the values of our derivative instruments were not material.
Valuation of Long-Lived Assets.  We review long-lived assets such as property, plant and equipment and identifiable intangible assets with definite useful lives, which include our licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows of the asset or asset group is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset. See Note 2 for further information.
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
Revenue Recognition.  Operating revenues primarily consist of revenues generated from multiple-deliverable arrangements in which we bundle handsets with service contracts. We allocate total consideration on multiple-deliverable arrangements based on the relative selling prices of each element. For purposes of this allocation, excise, value-added, and other revenue-based taxes are excluded from the values of each element. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation. Service revenues primarily consist of fixed monthly access charges and variable excess usage charges for mobile telephone service and two-way radio service. Other components of service revenue include revenues from calling party pays programs where applicable and variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our next generation networks.
We recognize service revenue when the service is provided. We recognize handset revenue ratably as service is provided against the related service contract. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues.
We bill excess usage to certain of our subscribers in arrears. In order to recognize the revenues originating from excess usage subsequent to subscriber invoicing, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use this actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimates

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by comparing them to actual excess usage revenue billed the following month. While our estimates have been consistent with our actual results, actual usage in future periods could differ from our estimates.
Other revenues primarily include amounts generated from our handset maintenance programs, roaming revenues generated from other companies’ subscribers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers. We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize co-location revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.
We recognize revenue from handset and accessory sales when title and risk of loss passes upon delivery of the handset or accessory to the subscriber as this is considered a separate earnings process from the sale of wireless services.
We recognized the proceeds received from our spectrum use and build-out agreement with Sprint Nextel as deferred revenues. We amortize this amount into revenue on a straight-line basis over 15.5 years, which represents the average remaining useful life of our licenses in the Baja region of Mexico as of the date we began providing service under this agreement.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the years ended December 31, 2012, 2011 and 2010, we had $211.5 million, $245.2 million and $192.2 million, respectively, in revenue-based taxes and other excise taxes.
Handsets Provided Under Leases.  Our operating companies periodically provide handsets to our subscribers under lease agreements. We evaluate each lease agreement at its inception to determine whether the agreement represents a capital lease or an operating lease. Under capital lease agreements, we expense the full cost of the handset at the inception of the lease term and recognize digital handset sales revenue upon delivery of the handset to the subscriber and collection of the up-front rental payment, which corresponds to the inception of the lease term. Under operating lease agreements, we expense the cost of the handset in excess of the sum of the minimum contractual revenues associated with the handset lease. We recognize revenue ratably over the lease term. Revenue generated under the operating lease arrangement relates primarily to the up-front rental payments required at the inception of lease terms.
Accounts Receivable. Accounts receivable represents amounts due from subscribers net of an allowance for doubtful accounts. Trade accounts receivable consists of fixed monthly charges, as well as charges for excess and roaming minutes used in arrears.
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. We estimate this allowance based on historical experience, aging of accounts receivable and individual subscriber payment history. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.
Subscriber Related Direct Costs.  We recognize all costs of handset sales when title and risk of loss passes upon delivery of the handset to the subscriber.
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $186.9 million, $225.5 million and $155.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation.  We measure and recognize compensation expense for all stock-based compensation awards based on estimated fair values. See Note 11 for more information.
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
As presented for the year ended December 31, 2012, our calculation of diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans and common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity since their effect would have been antidilutive to our net loss for the year ended December 31, 2012.
As presented for the year ended December 31, 2011, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. During the third quarter of 2011, certain holders of our 2.75% convertible notes required us to purchase a portion of these notes, and we exercised our call option and redeemed the remaining outstanding principal amount of these notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes in our calculation of diluted net income per common share because their effect would have been antidilutive to our net income per common share for the year ended December 31, 2011. Further, for the year ended December 31, 2011, we did not include 9.3 million in antidilutive stock options nor did we include an immaterial amount of our restricted stock in our calculation of diluted net income per common share because their effect would also have been antidilutive to our net income per common share for that period.
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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net loss per common share:
Net loss	$(765,249)	171,499
Net income allocable to participating shares	—	—
Adjusted net loss attributable to common shares	(765,249)	171,499	$(4.46)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Convertible notes, net of capitalized interest and taxes	—	—
Diluted net loss per common share:
Net loss on which diluted earnings per share is calculated	$(765,249)	171,499	$(4.46)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$225,196	170,601
Net income allocable to participating shares	(1,546)	—
Adjusted net income attributable to common shares	223,650	170,601	$1.31
Effect of dilutive securities:
Stock options	—	1,971
Restricted stock	—	208
Convertible notes, net of capitalized interest and taxes	—	1
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$225,196	172,781	$1.30

	Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$338,458	168,160
Net income allocable to participating shares	(1,292)	—
Adjusted net income attributable to common shares	337,166	168,160	$2.01
Effect of dilutive securities:
Stock options	—	2,796
Restricted stock	—	372
Convertible notes, net of capitalized interest and taxes	8,052	4,381
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$346,510	175,709	$1.97
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
Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2013 to determine the appropriate level of valuation allowances.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate an additional amount of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. This amount was in addition to $26.3 million that remained to be repatriated in accordance with our 2007 decision to repatriate foreign earnings to the U.S., for a total of $226.3 million to be repatriated. As of December 31, 2011, we included an $88.0 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by a net tax

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect of $33.6 million in 2012 due to a repatriation of earnings, leaving a $54.4 million deferred tax liability for future remittances of undistributed earnings as of December 31, 2012. Except for the earnings associated with this provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
Reclassifications. We have reclassified some prior period amounts in our consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously allowed presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We adopted this new authoritative guidance on January 1, 2012 by presenting consolidated net income and consolidated comprehensive income in a continuous statement of operations and comprehensive income.

2.    Impairment and Restructuring Charges

Asset Impairments.
In accordance with the FASB's authoritative guidance on the impairment and disposal of long-lived assets, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated and undiscounted future cash flows expected to be generated by the asset or asset group.
In 2013, we plan to continue to invest in the deployment of our WCDMA-based networks with a particular focus on building those networks and improving results in the core markets of Brazil and Mexico. We plan to continue to support our operations in Argentina, Peru and Chile while also exploring strategic options for these markets, such as partnerships, service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. Due in part to this change in focus and as a result of the review of our long-lived assets described above, in December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment, which includes all operating assets and liabilities held at our Chilean operating segment, was not recoverable. As a result, we recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. We determined the estimated fair value of Nextel Chile's asset group using a discounted cash flow analysis in conjunction with a sum-of-the-parts cost approach, both of which are considered Level 3 inputs within the fair value hierarchy under the FASB's authoritative guidance on fair value measurements. The discounted cash flows mentioned above were derived from a seven-year projection of revenues and expenses, plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The sum-of-the-parts analysis was assembled using the estimated cost to construct a network with the related spectrum licenses. During the year ended December 31, 2012, we recognized $322.7 million in non-cash impairment charges, $298.8 million of which related to the asset impairment recognized by our Nextel Chile operating segment described above. The remainder of our impairment charges related to the write-off of certain information technology projects in 2012, the majority of which was at the corporate level. We did not recognize any material asset impairment charges during the years ended December 31, 2011 or 2010.
Restructuring Charges.
During the fourth quarter of 2012, we recognized $7.6 million in restructuring charges at the corporate level, primarily related to the separation of employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments. We do not expect to incur any additional material expenses related to this restructuring.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Property, Plant and Equipment
The components of our property, plant and equipment are as follows:

	December 31,
	2012	2011
	(in thousands)
Land	$11,797	$10,999
Building and leasehold improvements	219,891	168,821
Digital mobile network equipment and network software	4,829,892	4,101,610
Office equipment, furniture and fixtures and other	965,117	769,576
Corporate aircraft capital lease	42,747	42,747
Less: Accumulated depreciation and amortization	(2,971,097)	(2,367,294)
	3,098,347	2,726,459
Construction in progress	786,600	755,410
	$3,884,947	$3,481,869

4.    Intangible Assets
Our intangible assets include the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			(in thousands)
Amortizable intangible assets:
Licenses	$1,347,641	$(200,968)	$1,146,673	$1,307,259	$(145,044)	$1,162,215
Total amortizable intangible assets	$1,347,641	$(200,968)	$1,146,673	$1,307,259	$(145,044)	$1,162,215
Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2012 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2013	$92,346
2014	92,346
2015	92,346
2016	92,346
2017	92,346
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. As of December 31, 2012 and 2011, the balance of our indefinite lived intangible assets was $18.7 million. In addition, the weighted average useful life of the intangible assets we acquired during the year ended December 31, 2012 was 14 years.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Balance Sheet Details

Prepaid Expenses and Other.

The components are as follows:

	December 31,
	2012	2011
	(in thousands)
Prepaid value-added taxes	$247,085	$178,698
Prepaid income taxes	116,938	21,983
Other prepaid assets	116,239	89,939
Other current assets	35,251	40,787
	$515,513	$331,407
Accrued Expenses and Other.
The components are as follows:

	December 31,
	2012	2011
	(in thousands)
Capital expenditures	$307,303	$270,379
Non-income based taxes	160,342	169,865
Network system and information technology	105,303	120,451
Payroll related items and commissions	93,996	108,240
Accrued interest	73,214	71,865
Other	275,630	268,132
	$1,015,788	$1,008,932

6.    Debt

	December 31,
	2012	2011
	(in thousands)
Senior notes, net	$2,725,303	$2,721,658
Bank loans	1,190,980	1,240,168
Equipment financing	557,043	179,779
Capital leases and tower financing obligations	353,537	292,461
Brazil import financing	37,422	173,954
Convertible notes, net	—	206,480
Other	1,917	3,717
Total debt	4,866,202	4,818,217
Less: current portion	(97,244)	(573,465)
	$4,768,958	$4,244,752
Senior Notes.
7.625% Senior Notes due 2021.  In March 2011, we issued $750.0 million aggregate principal amount of senior notes for which we received $735.6 million in cash proceeds, after deducting $14.4 million of underwriting discounts and offering expenses, which we are amortizing into interest expense over the ten-year term of the notes. In December 2011, we issued an additional

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and the guarantors of the notes. The notes will also be senior to any of NII Capital Corp.'s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.'s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1, beginning on October 1, 2011 and will mature on April 1, 2021.
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
10.0% Senior Notes due 2016.  In August 2009, we issued $800.0 million aggregate principal amount of senior notes for total cash proceeds of $762.5 million, after deducting original issue discount and commissions and $0.9 million in offering expenses related to the issuance of the notes, which we are amortizing into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp., a domestic subsidiary that we wholly own, and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corp. and of the guarantors of the notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 10% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning February 15, 2010. The notes will mature on August 15, 2016 when the entire principal amount of $800.0 million will be due.
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
See Note 15 for further information.
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
8.875% Senior Notes due 2019.  In December 2009, we issued $500.0 million aggregate principal amount of senior notes for total cash proceeds of about $486.6 million, after deducting original issue discount and commissions and $0.5 million in offering expenses related to the issuance of the notes, which we are amortizing into interest expense over the term of the notes. The notes are senior unsecured obligations of NII Capital Corp. and are guaranteed by us and by certain of our other domestic wholly-owned subsidiaries. These guarantees are full and unconditional, as well as joint and several. Subject to certain exceptions, the notes are equal in right of payment with any future unsecured, unsubordinated indebtedness of NII Capital Corp. and of the guarantors of the notes. The notes will also be senior to any of NII Capital Corp.’s future subordinated indebtedness. In addition, the notes are effectively subordinated to all NII Capital Corp.’s existing and future secured indebtedness, as well as to all existing and future indebtedness of our subsidiaries that are not guarantors of the notes, including the foreign subsidiaries that operate in each of our markets. The notes bear interest at a rate of 8.875% per year, which is payable semi-annually in arrears on June 15 and December 15, beginning June 15, 2010. The notes will mature on December 15, 2019 when the entire principal amount of $500.0 million will be due.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The indenture pursuant to which the notes were issued includes covenants that are substantially similar to the covenants (including the related qualifications and exceptions) contained in the indentures governing NII Capital Corp.'s 7.625% senior notes due 2021.
Bank Loans.
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
In December 2011, Nextel Brazil borrowed funds from two Brazilian banks and utilized the proceeds of those borrowings to repay the remaining unpaid purchase price relating to the spectrum acquired in Brazil. Both of the loans from the Brazilian banks are denominated in Brazilian reais. In the first of the two spectrum financing transactions, we issued the equivalent of $351.8 million in obligations that are required to be repaid semi-annually over a five-year period. Principal of the borrowings under the first transaction is payable beginning in May 2014. In the second transaction, we issued the equivalent of $341.2 million in obligations that are required to be repaid quarterly over a seven-year period. Principal of the borrowings under the second transaction is payable beginning in March 2014. Borrowings under the first transaction accrue interest at a floating interest rate equal to the Brazilian local borrowing rate plus 1.65% (8.55% and 12.52% as of December 31, 2012 and 2011, respectively), and borrowings under the second transaction accrue interest at a floating interest rate of 115% of the Brazilian local borrowing rate (7.94% and 12.50% as of December 31, 2012 and 2011, respectively). Because these financings are denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.
Brazil Bank Loan. In October 2012, Nextel Brazil entered into a Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. This loan agreement has a floating interest rate equal to 113.9% of the local Brazilian borrowing rate (7.86% as of December 31, 2012). Borrowings under this loan agreement have a three-year borrowing period, a two-year repayment term beginning in 2015 and a final maturity of October 2017.
Mexico Bank Loan. In December 2011, Nextel Mexico entered into a Mexican peso-denominated term loan facility providing for borrowings of up to an equivalent of $300.0 million with three Mexican banks. This loan agreement has a floating interest rate of TIIE, a floating interest rate set by the Mexican Central Bank, plus 2.00% (6.87% and 6.82% as of December 31, 2012 and 2011, respectively). Principal under this loan is payable in one lump sum in December 2016. As of December 31, 2012, Nextel Mexico had borrowed all amounts available under this facility.
Equipment Financing.
Brazil Equipment Financing. In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network. This financing has a floating interest rate based on LIBOR plus 2.90% (3.21% as of December 31, 2012) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period, a seven-year repayment term beginning in 2015 and a final maturity of June 2022. As of December 31, 2012, Nextel Brazil had borrowed $207.6 million under this loan agreement. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing facilities are pledged as collateral. In addition, Nextel Brazil has certain financial covenants under this equipment financing facility. As of December 31, 2012 and 2011, Nextel Brazil was in compliance with all financial covenants under this facility.
Mexico Equipment Financing. In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico is entitled to borrow up to $375.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA-based network in Mexico. This vendor financing has a floating interest rate based on LIBOR plus 2.80% (3.11% and 3.38% as of December 31, 2012 and 2011, respectively) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2012, Nextel Mexico had borrowed $134.7 million under this facility and had $240.3 million remaining under this financing agreement. Assets purchased using the amounts borrowed under Nextel Mexico's equipment financing facility are pledged as collateral. Nextel

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mexico has financial covenants under this equipment financing facility. As of December 31, 2012 and 2011, Nextel Mexico was in compliance with all financial covenants under this facility.
Chile Equipment Financing. In December 2010, Nextel Chile entered into a similar equipment financing agreement with the China Development Bank and HSBC Bank USA, under which Nextel Chile is entitled to borrow up to $150.0 million to finance equipment and certain other costs related to the deployment of its WCDMA-based network in Chile. This equipment financing has a floating interest rate based on LIBOR plus 2.50% as of December 31, 2012 and LIBOR plus 3.40% as of December 31, 2011 (2.81% and 3.98% as of December 31, 2012 and 2011, respectively.) Loans under this agreement have a final maturity of eight years and are guaranteed by NII Holdings, Inc. As of December 31, 2012, Nextel Chile had no additional amounts available under this financing agreement.
Capital Leases and Tower Financing Obligations.
Site-Related Capital Lease Obligations.  We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space, including a master lease agreement with American Tower, pursuant to which Nextel Brazil and Nextel Mexico are permitted to lease space and install communications equipment on sites owned by American Tower. Nextel Brazil and Nextel Mexico account for these arrangements as capital leases.
Tower Financing Obligations.  We account for our tower sales and related leasing arrangement with American Tower as financing arrangements. As a result, we did not recognize any gains from the sales of towers under these arrangements, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the leased towers are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because of our continuing involvement with the tower assets. During the years ended December 31, 2012, 2011 and 2010, we recognized $56.8 million, $41.5 million and $39.8 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense. Following the completion of the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.
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
Brazil Import Financing. In 2012, 2011 and 2010, Nextel Brazil financed certain handset and infrastructure equipment purchased mainly from Motorola and Research in Motion, or RIM, which conducts business as BlackBerry, that is imported into Brazil through agreements with several Brazilian banks. Each tranche of these financings matures within a six to twelve-month period.
As of December 31, 2012 and 2011, our short-term financings had weighted average interest rates of 2.49% and 2.95%, respectively.
Convertible Notes.
3.125% Convertible Notes.  In May 2007, we privately placed $1.2 billion aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes, and we received total gross proceeds of $1.2 billion. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost, and amortized these costs into interest expense over the term of the 3.125% notes. The 3.125% notes bore interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the years ended December 31, 2011 and 2010, we purchased $890.2 million and $100.0 million, respectively, face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for aggregate purchase prices of $900.0 million and $94.7 million, respectively, plus accrued interest. In connection with these transactions, we incurred an immaterial amount of direct external costs in both years, we recognized a $15.0 million loss on extinguishment of debt in 2012 and an immaterial amount of loss on extinguishment of debt in 2011, and we allocated an immaterial amount of the purchase price to paid-in capital in both years.
As presented for the years ended December 31, 2012, 2011 and 2010, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share for those periods.
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

	December 31, 2012	December 31, 2011
Principal amount of convertible notes	$—	$209,788
Unamortized discount on convertible notes	—	3,308
Net carrying amount of convertible notes	—	206,480
Carrying amount of equity component	—	174,891
The amount of interest expense recognized on our 3.125% and 2.75% convertible notes and effective interest rates for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
	3.125% Notes due 2012	2.75% Notes due 2025	3.125% Notes due 2012	2.75% Notes due 2025	3.125% Notes due 2012	2.75% Notes due 2025
Contractual coupon interest	$2,383	$—	$32,530	$—	$35,783	$5,882
Amortization of discount on convertible notes	2,718	—	31,180	—	38,557	7,402
Interest expense, net	$5,101	$—	$63,710	$—	$74,340	$13,284
Effective interest rate on convertible notes	7.15%	—	7.15%	—	7.15%	6.45%

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities.  For the years subsequent to December 31, 2012, scheduled annual maturities of all debt outstanding as of December 31, 2012 are as follows (in thousands):

Year	Principal Repayments
2013	$97,244
2014	234,441
2015	337,499
2016	1,461,612
2017	246,606
Thereafter	2,513,497
Total	$4,890,899

7.    Fair Value Measurements
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following is a description of the major categories of assets and liabilities measured at fair value on a recurring basis and the valuation techniques applied to them.
Available-for-Sale Securities.
As of December 31, 2012 and 2011, available-for-sale securities include $204.8 million and $117.6 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. As of December 31, 2012 and 2011, there were no unrealized gains or losses associated with these investments.
Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in U.S. treasury securities, as well as investments in corporate bonds, which consist of securities issued by U.S. government agencies and corporate debt securities backed by the U.S. government with maturities ranging from one to fourteen months. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. We determined the fair value of our investments in corporate bonds based on reported trade data in a broker dealer market for the individual instruments. We consider these measurements to be Level 2 in the fair value hierarchy. All of our held-to-maturity investments matured during the second quarter of 2012. The gross unrecognized holding gains and losses as of December 31, 2011 were not material. The carrying amounts and estimated fair values of our held-to-maturity investments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(in thousands)
Short-term investments:
Held-to-maturity securities — U.S. Treasuries	$150,999	$151,678
Held-to-maturity securities — corporate bonds	74,803	75,075
	$225,802	$226,753
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments at December 31, 2012 and 2011 are as follows:

	December 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$2,725,303	$2,256,070	$2,721,658	$2,880,375
Bank loans and other	1,230,319	1,194,875	1,417,839	1,448,844
Equipment financing	557,043	494,284	179,779	169,075
Convertible notes	—	—	206,480	210,837
	$4,512,665	$3,945,229	$4,525,756	$4,709,131
We estimated the fair values of our senior notes and our convertible notes using quoted market prices in a broker dealer market, which may be adjusted for certain factors such as historical trading levels and market data for our notes, credit default

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

spreads, stock volatility assumptions with respect to our senior notes, our convertible notes and other corroborating market data. Because our fair value measurement includes market and corroborating market data, we consider this Level 2 in the fair value hierarchy.
We estimated the fair values of our equipment and spectrum financings, as well as one of our bank loans in Brazil, using primarily Level 3 inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.
Bank loans and other consists primarily of loans with certain banks in Brazil and Mexico, as well as our syndicated loan facilities in Brazil and Peru, both of which were repaid in 2012. We estimated the fair value of these bank loans and syndicated loan facilities utilizing primarily Level 3 inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term bank loans approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 3 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are not material.

8.    Commitments and Contingencies
Capital and Operating Lease Commitments.
We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from one to fifteen years. In addition, we have a capital lease obligation on our existing corporate aircraft. The remaining term of this lease agreement is ten years. See Note 6 for further information regarding these agreements.
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2012, 2011 and 2010, total rent expense under operating leases was $311.8 million, $276.4 million and $225.9 million, respectively.
For years subsequent to December 31, 2012, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2013	$110,160	$266,456	$376,616
2014	109,916	258,996	368,912
2015	106,257	235,567	341,824
2016	105,760	214,100	319,860
2017	105,075	190,607	295,682
Thereafter	382,898	240,240	623,138
Total minimum lease payments	920,066	1,405,966	2,326,032
Less: imputed interest	(566,529)	—	(566,529)
Total	$353,537	$1,405,966	$1,759,503
Motorola Commitments.
We are a party to agreements with Motorola, Inc. under which Motorola provides us with infrastructure equipment and services, including installation, implementation and training relating to our iDEN network. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2011, Motorola completed a separation of its mobile devices and network equipment division into two separate public entities: Motorola Mobility, Inc., to which our iDEN handset supply agreements have been assigned, and Motorola Solutions, Inc., to which our iDEN network infrastructure supply agreements have been assigned. In addition, we have entered into arrangements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In May 2012, Google, Inc. completed its acquisition of Motorola Mobility, which is now our primary supplier of iDEN handsets. We do not currently expect any change to Motorola's commitment to deliver iDEN network equipment and handsets as a result of Google's acquisition of Motorola Mobility.
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
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also has accrued liabilities related to certain civil and labor-related contingencies as of December 31, 2012 and 2011.
As of December 31, 2012 and 2011, Nextel Brazil had accrued liabilities of $73.0 million and $60.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $20.7 million and $27.4 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $300.1 million and $304.1 million as of December 31, 2012. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
Income Taxes.
We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Capital Stock
We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.
During the years ended December 31, 2012, 2011 and 2010, we issued shares of common stock in connection with the exercise of stock options by employees.
As of December 31, 2012 and 2011, there were 171,653,078 shares and 171,177,229 shares of our common stock outstanding, respectively.
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
Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2012, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  Under our 2012 Incentive Compensation Plan, we had 7,721,927 shares of our common stock reserved for future issuance as of December 31, 2012, assuming our restricted stock units outstanding as of December 31, 2012 are settled in cash. As of December 31, 2012, common stock reserved for future issuance does not include 1,540,328 restricted stock units that were issued in 2012 that, if settled in shares of common stock, would reduce the shares available under our 2012 Incentive Compensation Plan by 2,310,492 shares. As of December 31, 2011, we had 9,493,151 shares of our common stock reserved for issuance under our 2004 Incentive Compensation Plan, which was replaced by our 2012 Incentive Compensation Plan. See Note 11 for further information on our 2012 Incentive Compensation Plan.

10.    Income Taxes
The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$727	$—	$35
State, net of Federal tax benefit	—	—	—
Foreign	(176,748)	(363,977)	(287,366)
Total current income tax provision	(176,021)	(363,977)	(287,331)
Deferred:
Federal	895	7,906	10,824
State, net of Federal tax benefit	100	880	1,210
Foreign	(47,083)	11,002	15,832
Total deferred income tax (provision) benefit	(46,088)	19,788	27,866
Total income tax provision	$(222,109)	$(344,189)	$(259,465)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—	—	—
Effect of foreign operations	(16)	2	(3)
Change in deferred tax asset valuation allowance	(59)	23	2
Intercompany transactions	(1)	—	—
Tax on subpart F income	(2)	2	1
Withholding tax	(6)	5	4
Tax — deductible dividends	6	(5)	(4)
U.S. tax on unremitted foreign earnings	—	—	13
Inflation adjustments	3	(3)	(5)
Income tax credits	—	(1)	(1)
Loss on Mexican fixed asset dispositions	—	3	—
Other nondeductible expenses	(2)	1	1
Other	1	(2)	—
Income tax rate	(41)%	60%	43%

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$530,695	$327,720
Allowance for doubtful accounts	54,628	38,502
Accrued expenses	164,386	140,483
Accrual for contingent liabilities	22,525	15,410
Property, plant and equipment	287,217	304,991
Capital lease obligations	67,400	50,219
Deferred revenue	35,026	58,199
Equity compensation	84,870	75,456
Inventory reserve	20,544	16,572
Other	14,978	24,669
	1,282,269	1,052,221
Valuation allowance	(573,865)	(240,715)
Total deferred tax asset	708,404	811,506
Deferred tax liabilities:
Intangible assets	52,503	54,082
Unremitted foreign earnings	54,360	88,039
Deferred revenue	50,591	43,698
Property, plant and equipment	50,206	34,217
Debt discount	—	1,287
Billing reserve	—	14,058
Other	18,554	26,078
Total deferred tax liability	226,214	261,459
Net deferred tax asset	$482,190	$550,047
We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2012 and 2011, the cumulative amount of additional tax liability would have been approximately $78.4 million and $101.6 million, respectively.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate an additional amount of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner over the next three years. This amount was in addition to the $26.3 million that remained to be repatriated in accordance with our 2007 decision to repatriate foreign earnings to the U.S., for a total of $226.3 million to be repatriated. As of December 31, 2011, we included an $88.0 million provision in deferred tax liability for U.S. Federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased by a net tax effect of $33.6 million in 2012 due to a repatriation of earnings, leaving a $54.4 million deferred tax liability for future remittances of undistributed earnings as of December 31, 2012. Except for the earnings associated with this provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries' undistributed earnings be remitted to the U.S. as taxable dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we had $778.5 million of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expires in various amounts beginning in 2019 through 2032. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 relating to changes in our ownership.
As of December 31, 2012, we had $8.4 million of capital loss carryforwards for U.S. Federal income tax purposes, which expires in 2014. We will only be able to utilize these capital losses to the extent we generate U.S. capital gains. As we do not believe we meet the more-likely-than-not criteria regarding the utilization of these capital losses prior to their expiration, we have established a full valuation allowance against these capital losses.
As of December 31, 2012, we had $100.2 million of net operating loss carryforwards in our Mexican subsidiary. These carryforwards expire in various amounts and at various periods from 2013 to 2022. Nextel Chile and our holding companies in Luxembourg had $634.7 million and $127.9 million, respectively, of net operating loss carryforwards that can be carried forward indefinitely. Our holding companies in Spain had $8.0 million net operating loss carryforwards that can be carried forward 18 years, and our holding company in Netherlands had $0.2 million of net operating loss carryforwards that can be carried forward nine years. Nextel Peru had $180.6 million of net operating loss carryforwards that can be carried forward indefinitely, but the losses may only offset up to 50% of taxable income before the net operating loss deduction each year. In addition, our Brazilian subsidiaries had $276.2 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
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
During 2012, the deferred tax asset valuation allowance increased by a net amount of $333.1 million primarily due to an increase in the net operating loss carryforwards in the U.S., Chile, Peru and our holding companies in Luxembourg, for which it is "more-likely-than-not" that the benefits will not be realized.
During the fourth quarter of 2012, we established a $92.2 million valuation allowance on the deferred tax assets of Nextel Peru. In accordance with FASB's authoritative guidance on accounting for income taxes, we evaluated all available evidence, both positive and negative, in reaching this conclusion. In evaluating the need for a valuation allowance, we considered the following negative evidence: (1) the history of consolidated U.S. GAAP pre-tax losses in recent years and a current year pre-tax loss; (2) there are no tax planning strategies available to Nextel Peru that would allow for the utilization of its deferred tax assets; and (3) Nextel Peru is expected to continue to generate negative pre-tax results for the foreseeable future. The projection of future pre-tax losses substantially increased during the fourth quarter of 2012, resulting in us concluding that it is “more-likely-than-not” the deferred tax assets of Nextel Peru would not be realized. Therefore we recorded a full valuation allowance with respect to the deferred tax assets of Nextel Peru.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2012 and 2011:

	2012	2011
	(in millions)
Brazil	$36.2	$36.8
Chile	177.4	60.2
U.S.	238.1	124.9
Peru	92.2	—
Luxembourg	26.8	16.7
Mexico	0.8	0.8
Spain	2.4	1.3
Total	$573.9	$240.7

Of the $573.9 million valuation allowance in existence as of December 31, 2012, $9.4 million was classified as current and $564.5 million was classified as non-current in our consolidated financial statements.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management's control. If our operations demonstrate profitability, we may reverse deferred tax asset valuation allowances by jurisdiction in the future. While we will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2013 to determine the appropriate level of valuation allowance, at this time, we do not believe it is reasonably possible that we will release any portion of the valuation allowance in the following 12 months.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Argentina - 2005; Mexico - 2006; Brazil and Peru - 2007; and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, as of December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at January 1	$35,572	$102,880	$99,595
Additions for current year tax positions	3,118	2,896	11,215
Additions for prior year tax positions	—	—	—
Reductions for current year tax positions	(551)	—	(5,176)
Reductions for prior year tax positions	(2,197)	(60,501)	(5,804)
Lapse of statute of limitations	—	(1,392)	(529)
Settlements with taxing authorities	—	—	(490)
Foreign currency translation adjustment	(303)	(8,311)	4,069
Unrecognized tax benefits at December 31	$35,639	$35,572	$102,880
The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $4.8 million as of December 31, 2012, $5.7 million as of December 31, 2011 and $75.7 million as of December 31, 2010. We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2012, 2011 and 2010, we recognized $0.3 million, $0.3 million and $2.6 million, respectively, of interest and penalties in our current income tax provision and statement of financial position. Unrecognized tax benefits (including penalties and interest) were recorded in the amount of $2.7 million in 2012 due to a change in estimates and $1.2 million in 2010 due to the expiration of the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statute of limitations. As of December 31, 2012, we had accrued $2.4 million for the payment of interest and penalties, and $2.3 million as of December 31, 2011 and 2010. We classify our uncertain tax positions as non-current income tax liabilities.

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
On December 17, 2012, the Mexican government enacted changes in the income tax rates which delayed by a year previously scheduled reductions in the tax rate. The revised tax rates are 30% for 2013, 29% for 2014 and 28% in 2015 and subsequent years.
On September 5, 2012, the Chilean government enacted legislation increasing the corporate income tax rate from 18.5% to 20%. This increased rate applies to income derived and accrued in 2012 and thereafter.
(Loss) income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$(317,809)	$(289,591)	$(223,707)
Non-U.S.	(225,331)	858,976	821,630
Total	$(543,140)	$569,385	$597,923

11. Employee Stock and Benefit Plans
In May 2012, our stockholders adopted the 2012 Incentive Compensation Plan, which replaced our prior incentive compensation plans. The 2012 Incentive Compensation Plan provides us with the ability to award stock options, restricted stock, restricted stock units, and cash-based incentives to our employees, directors and consultants. The 2012 Incentive Compensation Plan incorporated the outstanding equity grants and remaining shares available for grant under our prior plans. Our stockholders previously authorized the Company to grant equity and equity-related incentives up to a maximum of 52,933,332 shares of common stock, subject to adjustments. At the time of adoption of the 2012 Incentive Compensation Plan, there were 9,731,179 shares authorized, unissued and available for grant under the 2012 Incentive Compensation Plan. All grants or awards made under the 2012 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum term of ten years.
Historically, our Board of Directors has granted equity-related incentives consisting of stock options, restricted stock awards and restricted stock units to employees on an annual basis near the end of April. On April 24, 2012, our Board of Directors granted 1,551,230 stock options, 524,363 restricted stock awards and 1,694,311 restricted stock units to certain of our employees and directors in connection with this annual grant of equity-related incentives. Stock options, restricted stock awards, and restricted stock units are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. The majority of the remainder of the equity-related incentives granted in 2012 related to an equity grant to our interim chief executive officer. In addition, under the provisions outlined in the 2012 Incentive Compensation Plan, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 1,000,000 shares in the aggregate for the plan year) and restricted stock/restricted stock unit awards (not to exceed 500,000 shares in the aggregate for the plan year) to employees who are not executive officers.
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under the guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expenses, net of estimated forfeitures, over the employee's requisite services period when settled in shares. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Our stock options and restricted shares generally vest thirty-three percent per year over a three-year period. We adjusted our compensation expense to reflect actual forfeitures for the years ended December 31, 2012, 2011 and 2010.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012, 2011 and 2010, we recognized $22.3 million, $44.1 million and $59.7 million, respectively, in share-based compensation expense related to stock options. For the years ended December 31, 2012, 2011 and 2010, we recognized $24.2 million, $15.9 million and $6.6 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. Amounts recognized in the income statement for tax benefits related to share-based payment arrangements in 2012, 2011 and 2010 were not material. We include substantially all share-based compensation expense, including restricted stock expense, as a component of selling, general and administrative expenses based on classification of the compensation expense for the applicable grantee. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. As of December 31, 2012, there was approximately $17.9 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.54 years. Cash (paid) received from exercise under all share-based payment arrangements was $(2.0) million for 2012, $25.0 million for 2011 and $57.7 million for 2010. We did not realize any material tax benefits from exercise of the share-based payment arrangements in 2012, 2011 or 2010.
Stock Option Awards
The following table summarizes stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	13,088,348	$43.60
Granted	2,326,142	15.01
Exercised	(36,728)	4.14
Forfeited	(1,416,003)	40.87
Outstanding, December 31, 2012	13,961,759	39.21	5.33	$411,547
Exercisable, December 31, 2012	11,125,857	43.59	4.40	—
Total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $25.6 million and $51.2 million, respectively. The total fair value of options vested was $54.3 million, $61.9 million and $62.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.
The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $7.31 for each option granted during the year ended December 31, 2012, $17.62 for each option granted during the year ended December 31, 2011 and $18.12 for each option granted during the year ended December 31, 2010 based on the following assumptions:

	2012	2011	2010
Risk free interest rate	0.62% - 0.95%	1.82% - 2.05%	1.15% - 2.50%
Expected stock price volatility	50.00% - 56.56%	49.85% - 50.00%	49.85% - 62.58%
Expected term in years	4.65 - 4.78	4.65 - 4.76	4.69 - 4.76
Expected dividend yield	—	—	—
The expected term of stock option awards granted represents the period that we expect our stock option awards will be outstanding and was determined based on (1) historical data on employee exercise and post-vesting employment termination behavior, (2) the contractual terms of the stock option awards, (3) vesting schedules and (4) expectations of future employee behavior. The risk-free interest rate for periods consistent with the contractual life of the stock option award is based on the yield curve of U.S. Treasury strip securities in effect at the time of the grant. Expected volatility takes into consideration historical volatility and the implied volatility from traded options on our stock consistent with the guidance in the SEC's Staff Accounting Bulletin, or SAB, No. 107, "Share-Based Payment."

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Unit Awards
Restricted stock includes both non-vested restricted stock awards and restricted stock units. Following is a summary of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards as of December 31, 2011	1,394,907	$37.78
Granted	2,640,786	16.97
Vested	(570,056)	34.21
Forfeited	(493,880)	26.00
Restricted stock awards as of December 31, 2012	2,971,757	21.95
If a participant terminates employment prior to the vesting dates, the unvested shares are forfeited and available for reissuance under the terms of both the 2004 and 2012 Incentive Compensation Plans. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2012, there was approximately $45.7 million in unrecognized compensation cost related to restricted stock. We expect this cost to be recognized over a weighted average period of 1.55 years. The total fair value of restricted stock awards vested was $11.1 million during 2012 and $13.2 million during 2011. Eleven million restricted stock awards vested during 2010. The weighted average grant date fair value of restricted stock awards granted during 2012 was $16.97 per unit compared to $40.28 per unit for 2011 and $40.03 per unit for 2010.

12.    Segment Information
We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. During the year ended December 31, 2012, as a result of increased segment losses at our Chilean operating segment and decreased segment earnings at some of our other operating segments, we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds. As a result, our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina, (4) Peru and (5) Chile. We have recast our segment information for the years ended December 31, 2011 and 2010 to present Nextel Chile as a reportable segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Mexico	Argentina	Peru	Chile	Corporate and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2012
Operating revenues	$2,902,350	$2,109,573	$685,201	$343,341	$49,886	$(3,888)	$6,086,463
Segment earnings (losses)	$674,632	$561,059	$180,956	$(13,981)	$(173,229)	$(293,577)	$935,860
Less:
Impairment and restructuring charges							(330,340)
Depreciation and amortization							(728,780)
Foreign currency transaction losses, net							(53,415)
Interest expense and other, net							(366,465)
Loss before income tax provision							$(543,140)
Capital expenditures	$632,796	$523,555	$56,825	$77,726	$115,421	$92,520	$1,498,843
Year Ended December 31, 2011
Operating revenues	$3,456,758	$2,249,447	$648,926	$354,129	$27,103	$(1,417)	$6,734,946
Segment earnings (losses)	$1,047,297	$747,247	$168,790	$35,315	$(74,613)	$(339,397)	$1,584,639
Less:
Depreciation and amortization							(653,087)
Foreign currency transaction losses, net							(36,975)
Interest expense and other, net							(325,192)
Income before income tax provision							$569,385
Capital expenditures	$656,498	$387,345	$86,363	$105,502	$115,479	$99,020	$1,450,207
Year Ended December 31, 2010
Operating revenues	$2,595,761	$2,113,762	$563,459	$312,016	$22,188	$(1,379)	$5,605,807
Segment earnings (losses)	$814,201	$745,155	$148,924	$22,263	$(35,948)	$(259,316)	$1,435,279
Less:
Depreciation and amortization							(554,886)
Foreign currency transaction gains, net							52,374
Interest expense and other, net							(334,844)
Income before income tax provision							$597,923
Capital expenditures	$425,629	$128,550	$47,323	$94,019	$124,115	$51,859	$871,495
December 31, 2012
Identifiable assets	$4,191,668	$2,458,361	$484,343	$498,230	$199,365	$1,391,111	$9,223,078
December 31, 2011
Identifiable assets	$4,071,612	$2,346,307	$427,428	$597,891	$344,547	$2,034,351	$9,822,136

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2012
Operating revenues	$1,633,148	$1,495,825	$1,491,896	$1,465,594
Operating income (loss)	184,600	38,960	32,537	(379,357)
Net income (loss)	13,589	(103,511)	(82,418)	(592,909)
Net income (loss), per common share, basic	$0.08	$(0.60)	$(0.48)	$(3.45)
Net income (loss), per common share, diluted	$0.08	$(0.60)	$(0.48)	$(3.45)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2011
Operating revenues	$1,628,741	$1,752,658	$1,754,213	$1,599,334
Operating income	277,985	309,589	217,015	126,963
Net income (loss)	99,590	122,744	(303)	3,165
Net income, per common share, basic	$0.58	$0.72	$—	$0.02
Net income, per common share, diluted	$0.58	$0.71	$—	$0.02
The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.
In December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment was not recoverable and recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. See Note 2 for further information.

14.    Condensed Consolidating Financial Statements
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
In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2012 and 2011, as well as condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010 and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$735,022	$—	$6,469	$642,000	$—	$1,383,491
Short-term investments	—	—	—	204,834	—	204,834
Accounts receivable, net	—	—	1,820	703,917	—	705,737
Short-term intercompany receivables	19,716	79,899	39,126	6,564	(145,305)	—
Handset and accessory inventory	—	—	—	349,704	—	349,704
Deferred income taxes, net	—	—	4,947	174,539	(3,733)	175,753
Prepaid expenses and other	6,617	—	10,001	498,895	—	515,513
Total current assets	761,355	79,899	62,363	2,580,453	(149,038)	3,335,032
Property, plant and equipment, net	—	—	223,888	3,661,346	(287)	3,884,947
Investments in and advances to affiliates	2,717,391	2,291,544	2,388,413	—	(7,397,348)	—
Intangible assets, net	18,000	—	—	1,146,672	—	1,164,672
Deferred income taxes, net	13,683	—	—	367,182	(13,683)	367,182
Long-term intercompany receivables	2,377,065	3,762,924	735,842	166,075	(7,041,906)	—
Other assets	16,280	38,942	22,356	393,667	—	471,245
Total assets	$5,903,774	$6,173,309	$3,432,862	$8,315,395	$(14,602,262)	$9,223,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$5,927	$479,615	$—	$485,542
Short-term intercompany payables	597,678	132,136	1,555,745	488,730	(2,774,289)	—
Accrued expenses and other	3,734	59,490	28,760	927,411	(3,607)	1,015,788
Deferred revenues	—	—	22	161,429	—	161,451
Current portion of long-term debt		—	12,851	84,393	—	97,244
Total current liabilities	601,412	191,626	1,603,305	2,141,578	(2,777,896)	1,760,025
Long-term debt	23	2,725,303	39,493	2,004,139	—	4,768,958
Deferred revenues	—	—	—	14,007	—	14,007
Deferred tax liabilities	—	2,950	11,945	56,977	(13,683)	58,189
Long-term intercompany payables	2,953,495	—	8,778	1,452,126	(4,414,399)	—
Other long-term liabilities	32,395	—	14,900	258,155	—	305,450
Total liabilities	3,587,325	2,919,879	1,678,421	5,926,982	(7,205,978)	6,906,629
Total stockholders’ equity	2,316,449	3,253,430	1,754,441	2,388,413	(7,396,284)	2,316,449
Total liabilities and stockholders’ equity	$5,903,774	$6,173,309	$3,432,862	$8,315,395	$(14,602,262)	$9,223,078
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,042,358	$956	$8,416	$1,271,189	$—	$2,322,919
Short-term investments	225,802	—	—	117,620	—	343,422
Accounts receivable, net	—	—	—	858,471	—	858,471
Short-term intercompany receivables	13,643	79,719	168,769	6,490	(268,621)	—
Handset and accessory inventory	—	—	—	277,291	—	277,291
Deferred income taxes, net	—	—	6,873	200,497	(4,358)	203,012
Prepaid expenses and other	1,483	—	8,552	321,384	(12)	331,407
Total current assets	1,283,286	80,675	192,610	3,052,942	(272,991)	4,336,522
Property, plant and equipment, net	—	—	190,208	3,291,948	(287)	3,481,869
Investments in and advances to affiliates	3,220,290	2,900,599	2,999,630	—	(9,120,519)	—
Intangible assets, net	18,000	—	—	1,164,380	—	1,182,380
Deferred income taxes, net	45,740	—	—	410,162	(45,740)	410,162
Long-term intercompany receivables	2,330,888	3,754,201	565,363	163,597	(6,814,049)	—
Other assets	17,484	45,318	41,482	306,919	—	411,203
Total assets	$6,915,688	$6,780,793	$3,989,293	$8,389,948	$(16,253,586)	$9,822,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,546	$375,133	$—	$377,679
Short-term intercompany payables	630,639	131,763	1,525,188	468,718	(2,756,308)	—
Accrued expenses and other	4,664	60,229	76,320	871,937	(4,218)	1,008,932
Deferred revenues	—	—	—	159,150	—	159,150
Current portion of long-term debt	206,480	—	15,772	351,213	—	573,465
Total current liabilities	841,783	191,992	1,619,826	2,226,151	(2,760,526)	2,119,226
Long-term debt	23	2,721,658	55,940	1,467,131	—	4,244,752
Deferred revenues	—	—	—	15,585	—	15,585
Deferred tax liabilities	—	—	48,253	58,643	(45,740)	61,156
Long-term intercompany payables	2,902,990	—	2,636	1,422,227	(4,327,853)	—
Other long-term liabilities	32,810	—	9,944	200,581	—	243,335
Total liabilities	3,777,606	2,913,650	1,736,599	5,390,318	(7,134,119)	6,684,054
Total stockholders’ equity	3,138,082	3,867,143	2,252,694	2,999,630	(9,119,467)	3,138,082
Total liabilities and stockholders’ equity	$6,915,688	$6,780,793	$3,989,293	$8,389,948	$(16,253,586)	$9,822,136

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,071	$6,087,946	$(4,554)	$6,086,463
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	73	2,606,994	(1,483)	2,605,584
Selling, general and administrative	3,180	2	309,680	2,024,533	(12,973)	2,324,422
Provision for doubtful accounts	—	—	—	220,597	—	220,597
Impairment and restructuring charges	—	—	—	330,340	—	330,340
Management fee and other	—	—	(126,971)	225,202	(98,231)	—
Depreciation and amortization	—	—	36,079	692,701	—	728,780
	3,180	2	218,861	6,100,367	(112,687)	6,209,723
Operating loss	(3,180)	(2)	(215,790)	(12,421)	108,133	(123,260)
Other income (expense)
Interest expense, net	(23,646)	(229,652)	(2,072)	(117,883)	—	(373,253)
Intercompany interest expense	(215,500)	—	—	(84,203)	299,703	—
Interest income	15,291	24,181	801	(6,130)	—	34,143
Intercompany interest income	1	261,352	186	38,164	(299,703)	—
Foreign currency transaction losses, net	—	—	—	(53,415)	—	(53,415)
Equity in income of affiliates	(639,902)	(443,295)	(434,443)	—	1,517,640	—
Other income (expense), net	86,324	—	101	(5,647)	(108,133)	(27,355)
	(777,432)	(387,414)	(435,427)	(229,114)	1,409,507	(419,880)
Loss before income tax benefit (provision)	(780,612)	(387,416)	(651,217)	(241,535)	1,517,640	(543,140)
Income tax benefit (provision)	15,363	(19,731)	(24,833)	(192,908)	—	(222,109)
Net loss	$(765,249)	$(407,147)	$(676,050)	$(434,443)	$1,517,640	$(765,249)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(97,589)	$(96,593)	$(96,593)	$(96,593)	$289,779	$(97,589)
Other	(1,802)	(1,802)	(1,802)	(1,802)	5,406	(1,802)
Other comprehensive loss	(99,391)	(98,395)	(98,395)	(98,395)	295,185	(99,391)
Net loss	(765,249)	(407,147)	(676,050)	(434,443)	1,517,640	(765,249)
Total comprehensive loss	$(864,640)	$(505,542)	$(774,445)	$(532,838)	$1,812,825	$(864,640)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,072	$6,734,946	$(3,072)	$6,734,946
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	162	2,645,169	—	2,645,331
Selling, general and administrative	3,467	179	322,941	2,030,966	(14,430)	2,343,123
Provision for doubtful accounts	—	—	—	161,853	—	161,853
Management fee and other	—	—	(153,035)	223,630	(70,595)	—
Depreciation and amortization	—	—	12,334	640,753	—	653,087
	3,467	179	182,402	5,702,371	(85,025)	5,803,394
Operating (loss) income	(3,467)	(179)	(179,330)	1,032,575	81,953	931,552
Other income (expense)
Interest expense, net	(59,137)	(166,940)	(2,715)	(93,319)	—	(322,111)
Intercompany interest expense	(172,465)	—	—	(67,677)	240,142	—
Interest income	2,792	—	7	31,425	—	34,224
Intercompany interest income	16,629	222,866	200	447	(240,142)	—
Foreign currency transaction losses, net	(4)	—	—	(36,971)	—	(36,975)
Equity in income of affiliates	324,435	506,345	520,665	—	(1,351,445)	—
Other income (expense), net	67,040	—	(111)	(22,279)	(81,955)	(37,305)
	179,290	562,271	518,046	(188,374)	(1,433,400)	(362,167)
Income before income tax benefit (provision)	175,823	562,092	338,716	844,201	(1,351,447)	569,385
Income tax benefit (provision)	49,373	(17,260)	(52,766)	(323,536)	—	(344,189)
Net income	$225,196	$544,832	$285,950	$520,665	$(1,351,447)	$225,196

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(462,457)	$(462,457)	$(462,457)	$(462,457)	$1,387,371	$(462,457)
Other	(342)	(342)	(342)	(342)	1,026	(342)
Other comprehensive loss	(462,799)	(462,799)	(462,799)	(462,799)	1,388,397	(462,799)
Net income	225,196	544,832	285,950	520,665	(1,351,447)	225,196
Total comprehensive (loss) income	$(237,603)	$82,033	$(176,849)	$57,866	$36,950	$(237,603)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,304	$5,605,807	$(2,304)	$5,605,807
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	106	2,223,716	—	2,223,822
Selling, general and administrative	10,064	389	226,776	1,643,297	(9,724)	1,870,802
Provision for doubtful accounts	—	—	—	75,904	—	75,904
Management fee and other	—	—	(125,683)	195,077	(69,394)	—
Depreciation and amortization	—	—	7,637	547,249	—	554,886
	10,064	389	108,836	4,685,243	(79,118)	4,725,414
Operating (loss) income	(10,064)	(389)	(106,532)	920,564	76,814	880,393
Other income (expense)
Interest expense, net	(87,565)	(126,140)	(1,131)	(130,163)	—	(344,999)
Intercompany interest expense	(157,775)	—	—	(43,867)	201,642	—
Interest income	2,531	—	—	26,310	—	28,841
Intercompany interest income	14,037	187,106	499	—	(201,642)	—
Foreign currency transaction gains	—	—	—	52,374	—	52,374
Equity in income of affiliates	416,532	485,313	568,190	—	(1,470,035)	—
Other income (expense), net	76,853	—	143	(18,855)	(76,827)	(18,686)
	264,613	546,279	567,701	(114,201)	(1,546,862)	(282,470)
Income before income tax benefit (provision)	254,549	545,890	461,169	806,363	(1,470,048)	597,923
Income tax benefit (provision)	83,909	(26,911)	(68,439)	(248,024)	—	(259,465)
Net income	$338,458	$518,979	$392,730	$558,339	$(1,470,048)	$338,458

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$109,411	$109,411	$109,411	$109,411	$(328,233)	$109,411
Other	(2,894)	(2,894)	(1,743)	(5,474)	10,111	(2,894)
Other comprehensive income	106,517	106,517	107,668	103,937	(318,122)	106,517
Net income	338,458	518,979	392,730	558,339	(1,470,048)	338,458
Total comprehensive income	$444,975	$625,496	$500,398	$662,276	$(1,788,170)	$444,975

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(765,249)	$(407,147)	$(676,050)	$(434,443)	$1,517,640	$(765,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	596,761	565,355	734,124	1,091,338	(1,869,146)	1,118,432
Net cash (used in) provided by operating activities	(168,488)	158,208	58,074	656,895	(351,506)	353,183
Cash flows from investing activities:
Capital expenditures (1)	(72,168)	(7,200)	(15,633)	(1,013,046)	—	(1,108,047)
Payments for purchases of licenses	—	—	—	(100,185)	—	(100,185)
Purchases of long-term and short- term investments		—	—	(1,678,918)	—	(1,678,918)
Proceeds from sales of long-term and short-term investments	224,330	—	—	1,589,453	—	1,813,783
Intercompany borrowings	—	—	—	(300)	300	—
Transfers to restricted cash	—	—	—	(11,969)	—	(11,969)
Transfers from restricted cash	—	—	—	29,018	—	29,018
Investment in subsidiaries	(75,000)	—	—	—	75,000	—
Other, net	—	—	—	1,158	—	1,158
Net cash provided by (used in) investing activities	77,162	(7,200)	(15,633)	(1,184,789)	75,300	(1,055,160)
Cash flows from financing activities:
Borrowings under line of credit	—	—	—	212,770	—	212,770
Borrowings under equipment financing	—	—	—	269,546	—	269,546
Repayments under syndicated loan facilities	—	—	—	(194,153)	—	(194,153)
Repayments of import financing	—	—	—	(175,923)	—	(175,923)
Purchases of convertible notes	(212,782)	—	—	—	—	(212,782)
Proceeds from intercompany long-term loan	—	—	300	—	(300)	—
Principal repayments under spectrum license financing	—	—	—	(1,513)	—	(1,513)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions	—	—	75,000	—	(75,000)	—
Other, net	(3,228)	(778)	(19,368)	(112,866)	—	(136,240)
Net cash flows used in financing activities	(216,010)	(151,964)	(44,388)	(102,139)	276,206	(238,295)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	844	—	844
Net decrease in cash and cash equivalents	(307,336)	(956)	(1,947)	(629,189)	—	(939,428)
Cash and cash equivalents, beginning of year	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of year	$735,022	$—	$6,469	$642,000	$—	$1,383,491

(1) Capital expenditures of the parent and issuer companies include cash capital expenditures for property, plant and equipment that was contributed to certain subsidiaries shortly after the time of purchase.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent)		NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$225,196		$544,832	$285,950	$520,665	$(1,351,447)	$225,196
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(342,613)		(552,537)	(271,750)	795,926	1,128,169	757,195
Net cash (used in) provided by operating activities	(117,417)		(7,705)	14,200	1,316,591	(223,278)	982,391
Cash flows from investing activities:
Capital expenditures	(124,169)	(1)	—	—	(940,664)	—	(1,064,833)
Payments for purchases of licenses	—		—	—	(138,678)	—	(138,678)
Purchases of long-term and short- term investments	(329,292)		—	—	(1,969,117)	—	(2,298,409)
Proceeds from sales of long-term and short-term investments	585,000		—	—	1,891,986	—	2,476,986
Transfers to restricted cash	(276)		—	—	(25,837)	—	(26,113)
Transfers from restricted cash	—		—	—	136,467	—	136,467
Intercompany borrowings	(76,141)		(1,424,860)	—	—	1,501,001	—
Proceeds from intercompany borrowings	137,089		—	—	—	(137,089)	—
Investment in subsidiaries	(126,302)		—	—	—	126,302	—
Other, net	—		—	—	4,297	—	4,297
Net cash provided by (used in) investing activities	65,909		(1,424,860)	—	(1,041,546)	1,490,214	(910,283)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—		1,439,500	—	—	—	1,439,500
Borrowings under line of credit	—		—	—	745,150	—	745,150
Borrowings under long-term credit facility	—		—	—	365,386	—	365,386
Borrowings under equipment financing	—		—	—	42,675	—	42,675
Repayments under syndicated loan facilities	—		—	—	(264,942)	—	(264,942)
Repayments under spectrum license financing	—		—	—	(683,878)	—	(683,878)
Repayments under intercompany long-term loan	—		—	—	(137,089)	137,089	—
Repayments of import financing	—		—	—	(129,919)	—	(129,919)
Capital contributions	—		103,302	23,000	—	(126,302)	—
Proceeds from intercompany long- term loan	1,424,860		—	—	76,141	(1,501,001)	—
Purchases of convertible notes	(904,200)		—	—	—	—	(904,200)
Intercompany dividends	—		(84,139)	(139,139)	—	223,278	—
Other, net	25,009		(25,170)	(11,831)	(72,777)	—	(84,769)
Net cash flows provided by (used in) financing activities	545,669		1,433,493	(127,970)	(59,253)	(1,266,936)	525,003
Effect of exchange rate changes on cash and cash equivalents	—		—	—	(41,693)	—	(41,693)
Net increase (decrease) in cash and cash equivalents	494,161		928	(113,770)	174,099	—	555,418
Cash and cash equivalents, beginning of year	548,197		28	122,186	1,097,090	—	1,767,501
Cash and cash equivalents, end of year	$1,042,358		$956	$8,416	$1,271,189	$—	$2,322,919
(1) Capital expenditures of the parent company include cash capital expenditures for property, plant and equipment that was contributed to certain of the parent company's subsidiaries shortly after the time of purchase.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	NII Holdings, Inc. (Parent)		NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$338,458		$518,979	$392,730	$558,339	$(1,470,048)	$338,458
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(485,455)		(540,996)	(266,125)	525,401	1,318,819	551,644
Net cash (used in) provided by operating activities	(146,997)		(22,017)	126,605	1,083,740	(151,229)	890,102
Cash flows from investing activities:
Capital expenditures	(39,017)	(1)	—	—	(652,030)	—	(691,047)
Purchases of long-term and short-term investments	(540,921)		—	—	(1,299,272)	—	(1,840,193)
Proceeds from sales of short- term investments	50,000		—	—	1,366,545	—	1,416,545
Payments for purchases of licenses	—		—	—	(56,013)	—	(56,013)
Transfers from restricted cash	—		—	—	99,100	—	99,100
Transfers to restricted cash	(14)		—	—	(98,528)	—	(98,542)
Intercompany borrowings	(130,044)		—	(400)	—	130,444	—
Proceeds from intercompany borrowings	67,049		400	64,355	—	(131,804)	—
Payments for acquisitions, purchases of licenses and other	(26,462)		(400)	—	(5,875)	26,862	(5,875)
Net cash (used in) provided by investing activities	(619,409)		—	63,955	(646,073)	25,502	(1,176,025)
Cash flows from financing activities:
Borrowings under syndicated loan facilities	—		—	—	130,000	—	130,000
Borrowings under line of credit	—		—	—	31,781	—	31,781
Repayments under syndicated loan facilities	—		—	—	(87,117)	—	(87,117)
Repayments under import financing	—		—	—	(80,606)	—	(80,606)
Repayments under license financing	—		—	—	(1,535)	—	(1,535)
Purchases of convertible notes	(442,972)		—	—	—	—	(442,972)
Proceeds from intercompany long-term loan	—		—	—	130,444	(130,444)	—
Repayments under long-term intercompany loan	(400)		—	—	(131,404)	131,804	—
Intercompany dividends	—		—	(67,090)	(84,139)	151,229	—
Capital contributions	—		22,188	400	4,274	(26,862)	—
Other, net	55,784		(171)	(1,684)	(64,643)	—	(10,714)
Net cash flows (used in) provided by financing activities	(387,588)		22,017	(68,374)	(152,945)	125,727	(461,163)
Effect of exchange rate changes on cash and cash equivalents	—		—	—	10,523	—	10,523
Net (decrease) increase in cash and cash equivalents	(1,153,994)		—	122,186	295,245	—	(736,563)
Cash and cash equivalents, beginning of year	1,702,191		28	—	801,845	—	2,504,064
Cash and cash equivalents, end of year	$548,197		$28	$122,186	$1,097,090	$—	$1,767,501
(1) Capital expenditures of the parent company include cash capital expenditures for property, plant and equipment that was contributed to certain of the parent company's subsidiaries shortly after the time of purchase.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Subsequent Events
In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets and the possibility of restricting its ongoing use to one of our markets. We believe that our ultimate decision regarding the utilization of this software could result in a non-cash asset impairment charge of up to $85.0 million.
In February 2013, we issued $750.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 11.375% notes, and received net cash proceeds of approximately $734.1 million, after deducting commissions and offering expenses. The 11.375% notes, which were issued by NII International Telecom S.C.A., an indirect subsidiary of NII Holdings, Inc., are guaranteed by NII Holdings, Inc. and bear interest at a rate of 11.375% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013. The 11.375% notes will mature on August 15, 2019 when the entire principal amount of $750.0 million will become due. In addition, the 11.375% notes include a covenant that should we be unable to refinance or repay our existing 10.0% senior notes due August 15, 2016 on or before May 15, 2016, we will be required to make an offer to repurchase the 11.375% notes at par.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$66,252	$220,597	$(173,927)	$112,922
Valuation allowance for deferred tax assets	$240,715	$334,243	$(1,093)	$573,865
Year Ended December 31, 2011
Allowance for doubtful accounts	$41,282	$161,853	$(136,883)	$66,252
Valuation allowance for deferred tax assets	$106,811	$34,490	$99,414	$240,715
Year Ended December 31, 2010
Allowance for doubtful accounts	$35,148	$75,904	$(69,770)	$41,282
Valuation allowance for deferred tax assets	$75,545	$44,140	$(12,874)	$106,811
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of NII Holdings, as amended	10-K	3.1	02/27/07
3.2	Third Amended and Restated Bylaws of NII Holdings	8-K	3.1	02/17/12
4.1	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.2	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.3	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.4	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
4.5	Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	02/19/13
4.6	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers	8-K	4.2	02/19/13
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00
10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06

10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9(+)	Form of NII Holdings Change of Control Severance Plan				*
10.10(+)	2012 Incentive Compensation Plan	Def 14A	A	03/30/12
10.11(+)	Form of Executive Officer Restricted Stock Award Agreement				*
10.12(+)	Form of Executive Officer Nonqualified Stock Option Agreement				*
10.13(+)	Form of Non-Employee Director Restricted Stock Award Agreement				*
10.14(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.15(+)	Outside Directors Deferral Plan	10-K	10.3	02/27/08
10.16(+)	Severance Plan				*
10.17(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.18(+)	Offer Letter for Steven M. Shindler, dated December 13, 2012	8-K	10.1	12/18/12
10.19(+)	Instrument of Termination of Employment Agreement and Other Covenants for Sergio Chaia, dated December 10, 2012	8-K	10.1	12/14/12
10.20(+)	Employment Letter Agreement, dated April 29, 2011, between NII Holdings and Peter A. Foyo	10-Q	10.2	05/05/11
10.21(+)	Separation Agreement for Steven P. Dussek, dated December 21, 2012	8-K	10.1	12/26/12
12.1	Ratio of Earnings to Fixed Charges				*
21.1	Subsidiaries of NII Holdings				*
23.1	Consent of PricewaterhouseCoopers LLP				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
					*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.