Form 10-Q
period 2013-03-31
NII HOLDINGS INC
filed 2013-05-02
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 29, 2013
Common Stock, $0.001 par value per share	172,020,492

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$1,884,451	$1,383,491
Short-term investments	43,944	204,834
Accounts receivable, less allowance for doubtful accounts of $94,017 and $112,922	879,139	705,737
Handset and accessory inventory	333,338	349,704
Deferred income taxes, net	173,273	175,753
Prepaid expenses and other	484,074	515,513
Total current assets	3,798,219	3,335,032
Property, plant and equipment, net	3,859,611	3,884,947
Intangible assets, net	1,185,626	1,164,672
Deferred income taxes, net	375,801	367,182
Other assets	465,860	471,245
Total assets	$9,685,117	$9,223,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$347,913	$485,542
Accrued expenses and other	941,111	1,015,788
Deferred revenues	112,774	161,451
Current portion of long-term debt	113,038	97,244
Total current liabilities	1,514,836	1,760,025
Long-term debt	5,589,136	4,768,958
Deferred revenues	14,036	14,007
Deferred tax liabilities	59,425	58,189
Other long-term liabilities	317,317	305,450
Total liabilities	7,494,750	6,906,629
Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2013 and 2012, no shares issued or outstanding — 2013 and 2012	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2013 and 2012, 171,655 shares issued and outstanding — 2013, 171,653 shares issued and outstanding — 2012	171	171
Paid-in capital	1,488,980	1,483,086
Retained earnings	1,249,129	1,456,633
Accumulated other comprehensive loss	(547,913)	(623,441)
Total stockholders’ equity	2,190,367	2,316,449
Total liabilities and stockholders’ equity	$9,685,117	$9,223,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended March 31,
	2013	2012

Operating revenues
Service and other revenues	$1,359,873	$1,543,721
Handset and accessory revenues	53,523	89,427
	1,413,396	1,633,148
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	425,826	443,031
Cost of handsets and accessories	222,421	228,690
Selling, general and administrative	517,192	561,009
Provision for doubtful accounts	17,967	45,482
Impairment and restructuring charges	127,992	—
Depreciation	187,798	160,605
Amortization	16,062	9,731
	1,515,258	1,448,548
Operating (loss) income	(101,862)	184,600
Other expense
Interest expense, net	(109,852)	(88,613)
Interest income	6,533	6,190
Foreign currency transaction gains (losses), net	23,225	(14,313)
Other expense, net	(4,668)	(9,010)
	(84,762)	(105,746)
(Loss) income before income tax provision	(186,624)	78,854
Income tax provision	(20,880)	(65,265)
Net (loss) income	$(207,504)	$13,589

Net (loss) income, per common share, basic	$(1.21)	$0.08
Net (loss) income, per common share, diluted	$(1.21)	$0.08

Weighted average number of common shares outstanding, basic	171,655	171,181
Weighted average number of common shares outstanding, diluted	171,655	171,983

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$77,453	$180,670
Other	(1,925)	(1,329)
Other comprehensive income	75,528	179,341
Net (loss) income	(207,504)	13,589
Total comprehensive (loss) income	$(131,976)	$192,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2013 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	171,653	$171	$1,483,086	$1,456,633	$(623,441)	$2,316,449
Net loss	—	—	—	(207,504)	—	(207,504)
Other comprehensive income	—	—	—	—	75,528	75,528
Share-based payment expense	—	—	6,932	—	—	6,932
Exercise of stock options	2	—	—	—	—	—
Other	—	—	(1,038)	—	—	(1,038)
Balance, March 31, 2013	171,655	$171	$1,488,980	$1,249,129	$(547,913)	$2,190,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013 and 2012 (in thousands) Unaudited

	2013	2012

Cash flows from operating activities:
Net (loss) income	$(207,504)	$13,589
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of debt discount and financing costs	6,004	9,178
Depreciation and amortization	203,860	170,336
Provision for losses on accounts receivable	17,967	45,482
Foreign currency transaction (gains) losses, net	(23,225)	14,313
Impairment charges, restructuring charges and losses on disposals of fixed assets	129,950	422
Deferred income tax provision (benefit)	4,631	(13,471)
Share-based payment expense	8,803	14,453
Other, net	9,758	20,227
Change in assets and liabilities:
Accounts receivable, gross	(226,910)	5,188
Handset and accessory inventory	23,023	9,240
Prepaid expenses and other	3,140	(74,841)
Other long-term assets	(23,623)	(24,512)
Accounts payable, accrued expenses and other	(68,504)	20,390
Net cash (used in) provided by operating activities	(142,630)	209,994
Cash flows from investing activities:
Capital expenditures	(268,927)	(327,405)
Purchases of long-term and short-term investments	(176,309)	(347,582)
Proceeds from sales of long-term and short-term investments	342,819	407,964
Transfers from restricted cash	75	28,707
Payments for purchases of licenses and other	(19,110)	(33,702)
Net cash used in investing activities	(121,452)	(272,018)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	750,000	—
Borrowings under equipment financing facilities	41,780	53,550
Purchases of convertible notes	—	(74,920)
Repayments under syndicated loan facilities and other borrowings	(20,270)	(147,790)
Repayments of import financing loans	(2,104)	(50,983)
Other, net	(6,562)	(6,868)
Net cash provided by (used in) financing activities	762,844	(227,011)
Effect of exchange rate changes on cash and cash equivalents	2,198	12,784
Net increase (decrease) in cash and cash equivalents	500,960	(276,251)
Cash and cash equivalents, beginning of period	1,383,491	2,322,919
Cash and cash equivalents, end of period	$1,884,451	$2,046,668

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2012. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Cumulative foreign currency translation adjustment	$(538,925)	$(616,378)
Other	(8,988)	(7,063)
	$(547,913)	$(623,441)
Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$268,927	$327,405
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(112,967)	(102,120)
	$155,960	$225,285
Interest costs
Interest expense, net	$109,852	$88,613
Interest capitalized	23,620	40,572
	$133,472	$129,185
For the three months ended March 31, 2013, we had $24.1 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the three months ended March 31, 2012, we had $155.8 million in non-cash financing, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the three months ended March 31, 2013 and 2012, we recognized $48.4 million and $58.5 million, respectively, in revenue-based taxes and other excise taxes.
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
As presented for the three months ended March 31, 2013, our calculation of diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans since their effect would have been antidilutive to our net loss for the three months ended March 31, 2013.
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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net loss per common share:
Net loss	$(207,504)	171,655
Net income allocable to participating shares	—	—
Adjusted net loss attributable to common shares	(207,504)	171,655	$(1.21)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Convertible notes, net of capitalized interest and taxes	—	—
Diluted net loss per common share:
Net loss on which diluted earnings per share is calculated	$(207,504)	171,655	$(1.21)

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$13,589	171,181
Net income allocable to participating shares	(109)	—
Adjusted net income attributable to common shares	13,480	171,181	$0.08
Effect of dilutive securities:
Stock options	—	684
Restricted stock	—	118
Convertible notes, net of capitalized interest and taxes	—	—
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$13,589	171,983	$0.08

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncements.  There were no new accounting standards issued during the three months ended March 31, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Note 2.	Impairment and Restructuring Charges

In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets to support our customer relationship management systems and the possibility of restricting its ongoing use to one market. As a result of this evaluation, and in connection with the preparation of our financial statements for the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico.

In addition, during the first quarter of 2013, we restructured our outsourcing agreements with Nokia Siemens Networks, or NSN, under which NSN provides specified network operations and infrastructure management services. We decided to restructure these agreements to reduce the scope of the services provided by NSN, to facilitate the transition of those services to us and to establish the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, and in connection with the preparation of our financial statements for the first quarter of 2013, we recognized a non-cash charge of $42.0 million relating to the write-off of the remaining amount. During the first quarter of 2013, we also recognized immaterial restructuring charges relating to the separation of employees at the corporate level.

Total impairment and restructuring charges for the three months ended March 31, 2013 were as follows:

Brazil	$23,814
Mexico	19,655
Argentina	3,717
Peru	3,385
Chile	33,921
Corporate	43,500
Total impairment and restructuring charges	$127,992

Note 3.	Debt

	March 31, 2013	December 31, 2012
	(in thousands)
Senior notes, net	$3,476,272	$2,725,303
Bank loans	1,219,169	1,190,980
Equipment financing	597,263	557,043
Capital leases and tower financing obligations	372,209	353,537
Brazil import financing	35,318	37,422
Other	1,943	1,917
Total debt	5,702,174	4,866,202
Less: current portion	(113,038)	(97,244)
	$5,589,136	$4,768,958

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Notes.
11.375% Senior Notes due 2019. In February 2013, we issued $750.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 11.375% notes, for which we received $733.5 million in net cash proceeds, after deducting $16.5 million of commissions and offering costs, which we are amortizing into interest expense over the six-year term of the notes.
The 11.375% notes are senior unsecured obligations of NII International Telecom, S.C.A., or NIIT, which is an indirect subsidiary of NII Holdings, Inc., and are guaranteed by NII Holdings, Inc. This guarantee is full and unconditional; however, NII Holdings, Inc. is not subject to any of the restrictive covenants in the indenture governing the 11.375% notes. Subject to certain exceptions, the 11.375% notes are equal in right of payment with all existing and future unsecured and unsubordinated indebtedness of NIIT and NII Holdings, Inc. and are effectively junior to all existing and future secured indebtedness of NIIT and NII Holdings, Inc. to the extent of the assets securing that indebtedness. In addition, the notes are effectively senior to all of NII Capital Corp.'s unsecured indebtedness, which are included as senior notes in the table above, together with the 11.375% notes. No subsidiaries of NIIT guarantee the notes. As a result, the notes are structurally subordinated to all existing and future liabilities and obligations of the subsidiaries of NIIT. The notes bear interest at a rate of 11.375% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013, and will mature on August 15, 2019 when the entire principal amount of the $750.0 million will be due.
Prior to February 15, 2016, NIIT may redeem up to 35% of the notes at a redemption price equal to 111.375% of the principal amount, plus accrued and unpaid interest, using the proceeds of certain equity offerings. NIIT may, however, only make such a redemption if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. Prior to February 15, 2017, NIIT may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium and accrued and unpaid interest. In addition, NIIT may redeem any of the notes, in whole or in part, at any time on or after February 15, 2017 at the redemption prices presented below (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price
2017	105.688%
2018	102.844%
2019	100.000%
Upon the occurrence of specified events involving a change of control, holders of the notes may require NIIT to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
In addition, in accordance with the indenture governing the 11.375% notes, if we have not repaid or refinanced our existing 10.0% senior notes due 2016 on or prior to May 15, 2016, NIIT will be required to offer to repurchase all of the 11.375% notes at a price equal to 100% of the principal amount.
The indenture governing the notes restricts our ability to make upstream payments to NII Holdings, Inc., other than payments for interest on existing NII Capital Corp. notes and operating expenses of NII Holdings, Inc. In addition, this indenture, among other things, limits NIIT's ability and the ability of some of its subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	create liens or other encumbrances;

•	place limitations on distributions from restricted subsidiaries;

•	pay dividends, acquire shares of our capital stock or make investments;

•	prepay subordinated indebtedness or make other restricted payments;

•	issue or sell capital stock of restricted subsidiaries;

•	issue guarantees;

•	sell or exchange assets;

•	enter into transactions with affiliates; and

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	merge or consolidate with another entity.
These covenants are subject to a number of qualifications and exceptions.
Convertible Notes.
3.125% Convertible Notes.  During the three months ended March 31, 2012, we purchased $74.0 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $74.4 million, plus accrued interest. The remaining principal balance of our 3.125% convertible notes matured on June 15, 2012.
Adoption of Authoritative Guidance on Convertible Debt Instruments.  We were required to separately account for the debt and equity components of our former 3.125% convertible notes in a manner that reflected our nonconvertible debt (unsecured debt) borrowing rate. Because our 3.125% convertible notes matured in June 2012, there was no remaining value of the debt and equity components of our 3.125% convertible notes as of March 31, 2013 and December 31, 2012.
The amount of interest expense recognized on our 3.125% convertible notes and effective interest rates for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual coupon interest	$—	$1,185
Amortization of discount on convertible notes	—	1,637
Interest expense, net	$—	$2,822
Effective interest rate on convertible notes	—	7.15%

Note 4.	Fair Value Measurements
Available-for-Sale Securities.
As of March 31, 2013 and December 31, 2012, available-for-sale securities include $43.9 million and $204.8 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the Financial Accounting Standards Board's, or the FASB’s, authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. There were no unrealized gains or losses associated with these investments for the three months ended March 31, 2013 or 2012.
Financial Instruments.
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Senior notes	$3,476,272	$2,932,675	$2,725,303	$2,256,070
Bank loans and other	1,256,430	1,236,432	1,230,319	1,194,875
Equipment financing	597,263	529,948	557,043	494,284
	$5,329,965	$4,699,055	$4,512,665	$3,945,229
We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices, we consider this Level 1 in the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimated the fair values of our equipment financing, as well as one of our bank loans in Brazil, using inputs such as U.S. Treasury yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. treasury bond rates and credit spreads on comparable publicly traded bonds.
Bank loans and other consists primarily of loans with certain banks in Brazil and Mexico. We estimated the fair value of these bank loans utilizing inputs such as U.S. treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, Treasury bond rates and credit spreads on comparable publicly traded bonds. We believe that the fair value of our short-term bank loans approximate their carrying value primarily because of the short maturities of the agreements prior to realization and consider these measurements to be Level 2 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are not material.

Note 5.	Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the three months ended March 31, 2013.
As of March 31, 2013 and December 31, 2012, Nextel Brazil had accrued liabilities of $73.2 million and $73.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $16.3 million and $20.7 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $324.2 million and $328.2 million as of March 31, 2013. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6.	Income Taxes

	Three Months Ended March 31,
	2013	2012
	(in thousands)
(Loss) income before income tax provision	$(186,624)	$78,854

Current income tax provision	$(16,249)	$(78,736)
Deferred income tax (provision) benefit	(4,631)	13,471
Total income tax provision	$(20,880)	$(65,265)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The decrease in the consolidated income tax provision for the three months ended March 31, 2013 compared to the same period in 2012 is primarily due to an increase of $265.5 million in consolidated loss before income tax provision. However, increases in the loss before income tax provision recognized in the U.S., Peru and Chile during 2013 required full valuation allowances, which prevented an income tax benefit from being recognized on these losses. Recognizing no income tax benefit on the U.S., Peruvian and Chilean losses resulted in consolidated income tax expense for the three months ended March 31, 2013, despite recognizing a consolidated loss before income tax provision.
We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Argentina and Mexico - 2006; Brazil - 2007; Peru - 2008; and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, for the three months ended March 31, 2013 (in thousands):

Unrecognized tax benefits - December 31, 2012	$35,639
Additions for current year tax positions	46
Foreign currency translation adjustment	50
Unrecognized tax benefits - March 31, 2013	$35,735

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $4.8 million as of both March 31, 2013 and December 31, 2012.
We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.
We assessed the realizability of our deferred tax assets during the first quarter of 2013, consistent with the methodology we employed for the same period in 2012. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, in 2012, we recorded a full valuation allowance on our U.S., Peru and Chile companies' deferred tax assets and have maintained the same position for 2013. For our other companies, we determined that the realizability of their deferred assets had not changed. One of our foreign operating subsidiaries has recorded a deferred tax asset related to net operating loss carryforwards, which expire in varying amounts between 2022 and 2023. The realization of the net operating loss carryforwards is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized; however, the amount realized could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2013 to determine the appropriate level of valuation allowance.

Note 7.	Segment Reporting
We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. During the year ended December 31, 2012, as a result of increased segment losses at our Chilean operating segment and decreased segment earnings at some of our other operating segments, we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds. As a result, our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina, (4) Peru and (5) Chile. The results of operations of our corporate headquarters are included in the "Corporate and Eliminations" column in the table below. We have recast our segment information for the three months ended March 31, 2012 to present Nextel Chile as a reportable segment.

	Brazil	Mexico	Argentina	Peru	Chile	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2013
Operating revenues	$635,872	$514,014	$167,024	$82,558	$25,264	$(11,336)	$1,413,396
Segment earnings (losses)	$157,643	$101,229	$52,341	$2,874	$(34,495)	$(49,602)	$229,990
Less:
Impairment and restructuring charges							(127,992)
Depreciation and amortization							(203,860)
Foreign currency transaction gains, net							23,225
Interest expense and other, net							(107,987)
Loss before income tax provision							$(186,624)
Capital expenditures	$92,908	$52,465	$1,493	$3,230	$3,113	$2,751	$155,960

Three Months Ended March 31, 2012
Operating revenues	$824,300	$544,462	$168,517	$88,788	$7,406	$(325)	$1,633,148
Segment earnings (losses)	$237,995	$168,710	$46,748	$8,376	$(28,722)	$(78,171)	$354,936
Less:
Depreciation and amortization							(170,336)
Foreign currency transaction losses, net							(14,313)
Interest expense and other, net							(91,433)
Income before income tax provision							$78,854
Capital expenditures	$78,975	$93,546	$11,000	$9,458	$17,143	$15,163	$225,285

March 31, 2013
Identifiable assets	$4,200,004	$2,525,490	$482,056	$469,337	$196,039	$1,812,191	$9,685,117
December 31, 2012
Identifiable assets	$4,191,668	$2,458,361	$484,343	$498,230	$199,365	$1,391,111	$9,223,078

Note 8.	Condensed Consolidating Financial Statements
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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, as well as condensed consolidating statements of operations for the three months ended March 31, 2013 and 2012 and condensed consolidating statements of cash flows for the three months ended March 31, 2013, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$656,555	$—	$4,356	$1,223,540	$—	$1,884,451
Short-term investments	—	—	—	43,944	—	43,944
Accounts receivable, net	—	—	1,941	877,198	—	879,139
Short-term intercompany receivables	18,612	92,206	48,423	6,918	(166,159)	—
Handset and accessory inventory	—	—	—	333,338	—	333,338
Deferred income taxes, net	2	—	785	186,256	(13,770)	173,273
Prepaid expenses and other	6,498	—	12,256	465,320	—	484,074
Total current assets	681,667	92,206	67,761	3,136,514	(179,929)	3,798,219
Property, plant and equipment, net	—	—	151,148	3,708,750	(287)	3,859,611
Investments in and advances to affiliates	3,460,794	3,138,150	3,193,957	—	(9,792,901)	—
Intangible assets, net	18,000	—	—	1,167,626	—	1,185,626
Deferred income taxes, net	13,527	—	—	375,801	(13,527)	375,801
Long-term intercompany receivables	1,464,345	3,782,387	654,182	1,277	(5,902,191)	—
Other assets	15,199	37,343	15,484	397,834	—	465,860
Total assets	$5,653,532	$7,050,086	$4,082,532	$8,787,802	$(15,888,835)	$9,685,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$3,183	$344,730	$—	$347,913
Short-term intercompany payables	462,410	118,853	1,484,498	120,171	(2,185,932)	—
Accrued expenses and other	—	78,224	21,689	841,108	90	941,111
Deferred revenues	—	—	—	112,774	—	112,774
Current portion of long-term debt	—	—	12,984	100,054	—	113,038
Total current liabilities	462,410	197,077	1,522,354	1,518,837	(2,185,842)	1,514,836
Long-term debt	23	2,726,271	35,272	2,827,570	—	5,589,136
Deferred revenues	—	—	—	14,036	—	14,036
Deferred tax liabilities	—	2,950	12,168	57,834	(13,527)	59,425
Long-term intercompany payables	2,968,259	—	9,995	905,604	(3,883,858)	—
Other long-term liabilities	32,473	—	14,880	269,964	—	317,317
Total liabilities	3,463,165	2,926,298	1,594,669	5,593,845	(6,083,227)	7,494,750
Total stockholders’ equity	2,190,367	4,123,788	2,487,863	3,193,957	(9,805,608)	2,190,367
Total liabilities and stockholders’ equity	$5,653,532	$7,050,086	$4,082,532	$8,787,802	$(15,888,835)	$9,685,117
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$735,022	$—	$6,469	$642,000	$—	$1,383,491
Short-term investments	—	—	—	204,834	—	204,834
Accounts receivable, net	—	—	1,820	703,917	—	705,737
Short-term intercompany receivables	19,716	79,899	39,126	6,564	(145,305)	—
Handset and accessory inventory	—	—	—	349,704	—	349,704
Deferred income taxes, net	—	—	4,947	174,539	(3,733)	175,753
Prepaid expenses and other	6,617	—	10,001	498,895	—	515,513
Total current assets	761,355	79,899	62,363	2,580,453	(149,038)	3,335,032
Property, plant and equipment, net	—	—	223,888	3,661,346	(287)	3,884,947
Investments in and advances to affiliates	2,717,391	2,291,544	2,388,413	—	(7,397,348)	—
Intangible assets, net	18,000	—	—	1,146,672	—	1,164,672
Deferred income taxes, net	13,683	—	—	367,182	(13,683)	367,182
Long-term intercompany receivables	2,377,065	3,762,924	735,842	166,075	(7,041,906)	—
Other assets	16,280	38,942	22,356	393,667	—	471,245
Total assets	$5,903,774	$6,173,309	$3,432,862	$8,315,395	$(14,602,262)	$9,223,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$5,927	$479,615	$—	$485,542
Short-term intercompany payables	597,678	132,136	1,555,745	488,730	(2,774,289)	—
Accrued expenses and other	3,734	59,490	28,760	927,411	(3,607)	1,015,788
Deferred revenues	—	—	22	161,429	—	161,451
Current portion of long-term debt	—	—	12,851	84,393	—	97,244
Total current liabilities	601,412	191,626	1,603,305	2,141,578	(2,777,896)	1,760,025
Long-term debt	23	2,725,303	39,493	2,004,139	—	4,768,958
Deferred revenues	—	—	—	14,007	—	14,007
Deferred tax liabilities	—	2,950	11,945	56,977	(13,683)	58,189
Long-term intercompany payables	2,953,495	—	8,778	1,452,126	(4,414,399)	—
Other long-term liabilities	32,395	—	14,900	258,155	—	305,450
Total liabilities	3,587,325	2,919,879	1,678,421	5,926,982	(7,205,978)	6,906,629
Total stockholders’ equity	2,316,449	3,253,430	1,754,441	2,388,413	(7,396,284)	2,316,449
Total liabilities and stockholders’ equity	$5,903,774	$6,173,309	$3,432,862	$8,315,395	$(14,602,262)	$9,223,078

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,413,396	$(768)	$1,413,396
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	648,247	—	648,247
Selling, general and administrative	792	—	46,354	471,710	(1,664)	517,192
Provision for doubtful accounts	—	—	—	17,967	—	17,967
Impairment and restructuring charges	—	—	77,001	50,991	—	127,992
Management fee and other	—	—	(28,699)	38,309	(9,610)	—
Depreciation and amortization	—	—	10,397	193,463	—	203,860
	792	—	105,053	1,420,687	(11,274)	1,515,258
Operating loss	(792)	—	(104,285)	(7,291)	10,506	(101,862)
Other income (expense)
Interest expense, net	(140)	(59,316)	(410)	(49,986)	—	(109,852)
Intercompany interest expense	(57,896)	—	(12)	(13,448)	71,356	—
Interest income	309	—	4	6,220	—	6,533
Intercompany interest income	1,119	70,202	35	—	(71,356)	—
Foreign currency transaction gains, net	—	—	—	23,225	—	23,225
Equity in loss of affiliates	(161,047)	(48,783)	(47,493)	—	257,323	—
Other income (expense), net	10,507	—	(2)	(4,667)	(10,506)	(4,668)
	(207,148)	(37,897)	(47,878)	(38,656)	246,817	(84,762)
Loss before income tax benefit (provision)	(207,940)	(37,897)	(152,163)	(45,947)	257,323	(186,624)
Income tax benefit (provision)	436	(3,395)	(2,605)	(1,546)	(13,770)	(20,880)
Net loss	$(207,504)	$(41,292)	$(154,768)	$(47,493)	$243,553	$(207,504)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$77,453	$77,640	$77,640	$77,640	$(232,920)	$77,453
Other	(1,925)	(1,925)	(1,925)	(1,925)	5,775	(1,925)
Other comprehensive income	75,528	75,715	75,715	75,715	(227,145)	75,528
Net loss	(207,504)	(41,292)	(154,768)	(47,493)	243,553	(207,504)
Total comprehensive (loss) income	$(131,976)	$34,423	$(79,053)	$28,222	$16,408	$(131,976)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,633,148	$(768)	$1,633,148
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	31	671,690	—	671,721
Selling, general and administrative	817	1	73,745	488,873	(2,427)	561,009
Provision for doubtful accounts	—	—	—	45,482	—	45,482
Management fee and other	—	—	(43,392)	61,475	(18,083)	—
Depreciation and amortization	—	—	6,262	164,074	—	170,336
	817	1	36,646	1,431,594	(20,510)	1,448,548
Operating (loss) income	(817)	(1)	(35,878)	201,554	19,742	184,600
Other income (expense)
Interest expense, net	(2,006)	(56,593)	(578)	(29,436)	—	(88,613)
Intercompany interest expense	(58,539)	—	—	(15,888)	74,427	—
Interest income	670	—	2	5,518	—	6,190
Intercompany interest income	3,386	70,982	59	—	(74,427)	—
Foreign currency transaction losses, net	—	—	—	(14,313)	—	(14,313)
Equity in income of affiliates	44,255	80,079	81,035	—	(205,369)	—
Other income (expense), net	19,240	—	10	(8,517)	(19,743)	(9,010)
	7,006	94,468	80,528	(62,636)	(225,112)	(105,746)
Income before income tax benefit (provision)	6,189	94,467	44,650	138,918	(205,370)	78,854
Income tax benefit (provision)	7,400	(3,888)	(10,684)	(57,883)	(210)	(65,265)
Net income	$13,589	$90,579	$33,966	$81,035	$(205,580)	$13,589

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$180,670	$180,670	$180,670	$180,670	$(542,010)	$180,670
Other	(1,329)	(1,329)	(1,329)	(1,329)	3,987	(1,329)
Other comprehensive income	179,341	179,341	179,341	179,341	(538,023)	179,341
Net income	13,589	90,579	33,966	81,035	(205,580)	13,589
Total comprehensive income	$192,930	$269,920	$213,307	$260,376	$(743,603)	$192,930

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(207,504)	$(41,292)	$(154,768)	$(47,493)	$243,553	$(207,504)
Adjustments to reconcile net loss to net cash used in operating activities	153,437	41,292	141,048	(27,350)	(243,553)	64,874
Net cash used in operating activities	(54,067)	—	(13,720)	(74,843)	—	(142,630)
Cash flows from investing activities:
Capital expenditures	(400)	—	(8,305)	(260,222)	—	(268,927)
Payments for purchases of licenses	—	—	—	(13,615)	—	(13,615)
Purchases of long-term and short- term investments	—	—	—	(176,309)	—	(176,309)
Proceeds from sales of long-term and short-term investments	—	—	—	342,819	—	342,819
Investments in subsidiaries	(24,000)	—	—	—	24,000	—
Transfers from restricted cash	—	—	—	75	—	75
Other, net	—	—	—	(5,495)	—	(5,495)
Net cash used in investing activities	(24,400)	—	(8,305)	(112,747)	24,000	(121,452)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	750,000	—	750,000
Borrowings under equipment financing facilities	—	—	—	41,780	—	41,780
Payment of line of credit	—	—	—	(11,423)	—	(11,423)
Repayments of import financing loans	—	—	—	(2,104)	—	(2,104)
Capital contributions	—	—	24,000	—	(24,000)	—
Other, net	—	—	(4,088)	(11,321)	—	(15,409)
Net cash flows provided by financing activities	—	—	19,912	766,932	(24,000)	762,844
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,198	—	2,198
Net (decrease) increase in cash and cash equivalents	(78,467)	—	(2,113)	581,540	—	500,960
Cash and cash equivalents, beginning of period	735,022	—	6,469	642,000	—	1,383,491
Cash and cash equivalents, end of period	$656,555	$—	$4,356	$1,223,540	$—	$1,884,451

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$13,589	$90,579	$33,966	$81,035	$(205,580)	$13,589
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(103,651)	(89,803)	(41,439)	225,718	205,580	196,405
Net cash (used in) provided by operating activities	(90,062)	776	(7,473)	306,753	—	209,994
Cash flows from investing activities:
Capital expenditures	(33,205)	—	—	(294,200)	—	(327,405)
Payments for purchases of licenses	—	—	—	(28,711)	—	(28,711)
Purchases of long-term and short- term investments	—	—	—	(347,582)	—	(347,582)
Proceeds from sales of short-term investments	—	—	—	407,964	—	407,964
Investments in subsidiaries	(15,000)	—	—	—	15,000	—
Transfers from restricted cash	—	—	—	28,707	—	28,707
Other, net	—	—	—	(4,991)	—	(4,991)
Net cash used in investing activities	(48,205)	—	—	(238,813)	15,000	(272,018)
Cash flows from financing activities:
Borrowings under equipment financing facilities	—	—	—	53,550	—	53,550
Repayments under syndicated loan facilities	—	—	—	(117,010)	—	(117,010)
Payment of line of credit	—	—	—	(19,591)	—	(19,591)
Repayments under import financing loans	—	—	—	(50,983)	—	(50,983)
Capital contributions	—	—	15,000	—	(15,000)	—
Purchases of convertible notes	(74,920)	—	—	—	—	(74,920)
Other, net	140	(777)	(7,361)	(10,059)	—	(18,057)
Net cash (used in) provided by financing activities	(74,780)	(777)	7,639	(144,093)	(15,000)	(227,011)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,784	—	12,784
Net (decrease) increase in cash and cash equivalents	(213,047)	(1)	166	(63,369)	—	(276,251)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,271,189	—	2,322,919
Cash and cash equivalents, end of period	$829,311	$955	$8,582	$1,207,820	$—	$2,046,668
(1) Capital expenditures of the parent company include cash capital expenditures for property, plant and equipment that was contributed to certain subsidiaries shortly after the time of purchase.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Subsequent Events

Proposed Sale of Nextel Peru. In connection with a shift in strategy to focus our investments in our operations in Brazil and Mexico, in April 2013, we entered into a stock purchase agreement with Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Invesiones, S.A., both of which are companies existing under Chilean law and which are collectively known as Entel, and our wholly-owned subsidiaries, NII Mercosur Telecom, S.L. and NII Mercosur Moviles, both of which are companies existing under Spanish law, pursuant to which Entel will purchase all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru.

The stock purchase agreement provides that Entel will acquire all of the outstanding equity interests in Nextel Peru for an estimated purchase price of approximately $400.0 million based upon the timing of the completion of the transaction. This purchase price assumes that Nextel Peru is sold net of cash and debt and is subject to adjustment based on changes in Nextel Peru's cash and debt balances and in its net working capital. The stock purchase agreement provides that up to $65.0 million of the purchase price will be deposited and held in escrow to secure specified obligations. In addition, we have agreed that we and our affiliates will not provide wireless services in Peru for a period of three years, subject to specified exceptions. We expect this transaction to close later this year.

The stock purchase agreement includes other customary provisions, including our right to terminate the agreement in specified circumstances, subject to the payment of a termination fee. The obligations of Entel to complete the transactions contemplated by the stock purchase agreement are subject to, among other things, the receipt of confirmations regarding Nextel Peru's compliance with specified regulatory requirements relating to licenses to use radio spectrum that were granted by the telecommunications regulator in Peru, the continuing accuracy of representations made by our selling companies and the absence of events or circumstances that would have a material adverse effect on Nextel Peru's business, assets, results of operations or financial condition.

Nextel Peru's major classes of assets and liabilities as of March 31, 2013 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$8,353
Accounts receivable, less allowance for doubtful accounts of $5,255	31,318
Other current assets	51,560
Property, plant and equipment, net	336,375
Intangible assets, net	38,587
Other assets	3,144
Total assets	$469,337
LIABILITIES
Current liabilities	$83,552
Long-term debt	2,614
Other long-term liabilities	103,079
Total liabilities	$189,245

11.375% Senior Notes due 2019. In April 2013, we issued an additional $150.0 million aggregate principal amount of our 11.375% notes at a premium with an issue price of 107.25% of the principal amount of the notes plus accrued interest from February 19, 2013. In connection with this transaction, we received net cash proceeds of $159.8 million, after deducting $0.8 million in commissions and offering costs. The April 2013 issuance is fully guaranteed by NII Holdings, Inc. and is fully fungible with, ranks equally with and forms a single series with the February 2013 notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2013 and December 31, 2012 and our consolidated results of operations for the three-month periods ended March 31, 2013 and 2012; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
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
Our deployment of WCDMA-based networks enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These new networks will also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. We are currently offering coverage on our new WCDMA-based networks in the major business centers in Peru and Chile. In Mexico, we currently offer services supported by our WCDMA-based network in about 50 cities, including Guadalajara, Monterrey and Cancun, and we expect this new network to reach coverage parity with our iDEN network in Mexico later this year. We began offering services supported by our new WCDMA-based network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new network in Brazil and to offer a broader set of voice and data services there in 2013.
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
Our goal is to generate increased revenues and increase the number of subscriber units operating on our networks, which we refer to as our subscriber base, by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and data services, making it more difficult for us to compete effectively in areas where our new networks have not been fully deployed. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing subscribers.
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
We are currently offering coverage on our new WCDMA-based networks in the major business centers in Peru and Chile. In Mexico, we currently offer services supported by our WCDMA-based network in about 50 cities, including Guadalajara, Monterrey and Cancun, and we expect this new network to reach coverage parity with our iDEN network in Mexico during the third quarter of 2013. We began offering services supported by our new WCDMA-based network in select cities in Brazil during the fourth quarter of 2012. In addition, we expect to expand the coverage of our new networks, particularly in Brazil and Mexico, and to offer a broader set of voice and data services on these networks in 2013.
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
Finally, as we make the transition to our new networks and implement changes to our business strategy that are designed to improve our operating results while expanding our subscriber base and profitably growing our business, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which, for the first quarter of 2013, collectively produced about 81% of our total consolidated operating revenues and about $24.1 million in operating income. While we will also continue to support our operations in our other markets, this change in emphasis makes it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses. In addition, in April 2013, we entered into a stock purchase agreement with Empresa Nacional de Telecomunicaciones S.A., or Entel, pursuant to which Entel will purchase all of the outstanding equity interests of Nextel Peru for an estimated purchase price of approximately $400.0 million. See Note 9 to our condensed consolidated financial statements for more information.
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
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our subscribers by allowing instantaneous communication at the touch of a button and the ability to communicate on a one-to-many basis. In 2011, we launched Direct Connect services utilizing our WCDMA-based network in Peru, and in 2012, we began offering these services on our WCDMA-based networks in Mexico and Chile as part of our effort to maintain this key point of differentiation. Also, in April 2013, Nextel Mexico began offering a customized software application that can be loaded on a wider range of Android-based smartphones that will enable subscribers using the application to communicate via push-to-talk with Direct Connect subscribers on our iDEN and WCDMA networks and with subscribers to Sprint Nextel's Direct Connect service. Our competitors have introduced competitive push-to-talk over cellular products, and while we do not believe that these services offer the same level of performance as our Direct Connect service in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our Direct Connect service.
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
Historically, Sprint Nextel Corporation, or Sprint Nextel, has been one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology, but that support has declined in recent years as Sprint Nextel's sales of iDEN-based services and their purchase of iDEN handsets and network equipment have declined. As a result, in recent years, we have led the majority of all iDEN product and handset development activity in support of our subscribers' needs limiting the impact of declining iDEN purchases by Sprint Nextel, particularly since Sprint Nextel's announcement of its plans to decommission its iDEN network in the U.S., which is scheduled to occur in mid-2013.
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
When roaming in the U.S., our existing iDEN subscribers currently have access to voice, data and Direct Connect services on Sprint Nextel's iDEN network pursuant to roaming arrangements we have with Sprint Nextel. In addition, our iDEN subscribers have the ability to use our International Direct Connect service to communicate with Sprint Nextel's subscribers in the U.S. who purchase services supported by Sprint Nextel's iDEN network and subscribers who purchase Sprint Nextel's Direct Connect services supported by their code division multiple access, or CDMA, network. Once Sprint Nextel completes the deactivation of its iDEN network, our existing iDEN subscribers will no longer have the ability to use their iDEN handsets in the U.S. and may have access to a smaller number of Sprint Nextel subscribers using International Direct Connect services. We have implemented network gateways that enable our subscribers who use services supported by our iDEN networks to use our International Direct Connect service to communicate with subscribers of Sprint Nextel's QChat service in the U.S. and for those subscribers to communicate to our iDEN subscribers anywhere in Latin America. In addition, our WCDMA handsets that utilize QChat technology will be able to communicate via our push-to-talk service with customers on both our iDEN and WCDMA networks, and in mid-2013, we expect to implement a gateway that will allow those WCDMA handsets to communicate with Sprint Nextel subscribers who purchase Sprint Nextel's Direct Connect services supported by their CDMA network. In April 2013, Nextel Mexico began offering a customized software application that can be loaded on a wider range of Android-based smartphones that will enable subscribers using the application to communicate via push-to-talk with Direct Connect subscribers on our iDEN and WCDMA networks and with subscribers to Sprint Nextel's Direct Connect service. This application is also designed to operate on networks outside our markets where data roaming services are available, including in the U.S. Nonetheless, if we are unable to provide services that are comparable to those that have been available on our iDEN network, particularly in the area near the border with the U.S., Sprint Nextel's decision to deactivate its iDEN network may have a negative impact on the willingness of existing Nextel Mexico subscribers to remain on our iDEN network and on the willingness of potential subscribers to choose Nextel Mexico's service on our WCDMA-based network.
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

•
Agreements for the supply of iDEN handsets, which are now held by Motorola Mobility, Inc. and are effective through December 31, 2016. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets used in our business and to continue to invest in the development of new iDEN devices. In addition, we agreed to handset volume purchase commitments with respect to certain handset models and pricing parameters linked to the volume of our handset purchases, and Motorola agreed to continue to deliver new handsets using the iDEN platform as we develop our WCDMA-based networks in coming years.

The obligations of both Motorola entities under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Impairment and Restructuring Charges

In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets to support our customer relationship management systems and the possibility of restricting its ongoing use to one market. As a result of this evaluation, and in connection with the preparation of our financial statements for the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico.

In addition, during the first quarter of 2013, we restructured our outsourcing agreements with Nokia Siemens Networks, or NSN, under which NSN provides specified network operations and infrastructure management services. We decided to restructure these agreements to reduce the scope of the services provided by NSN, to facilitate the transition of those services to us and to establish the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, and in connection with the preparation of our financial statements for the first quarter of 2013, we recognized a non-cash charge of $42.0 million relating to the write-off of the remaining amount.

Unrestricted Subsidiary

As of March 31, 2013, our Chilean operating segment, which we refer to as Nextel Chile, has been designated as an unrestricted subsidiary under the terms of the indentures relating to our senior notes. For the three months ended March 31, 2013, Nextel Chile had total operating revenues of $25.3 million, segment losses of $34.5 million and a net loss of $66.9 million. As of March 31, 2013, Nextel Chile had total assets of $196.0 million and total liabilities of $295.6 million, including $150.0 million of indebtedness.
Subscriber Units in Commercial Service
As we make the transition to our WCDMA-based networks, we will be able to offer a substantially broader range of services and subscriber units that support voice services, including our Direct Connect service, data services and, in some cases, both. In some instances, we offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the flexibility to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer, including certain handsets that were sold during the first quarter of 2013, can support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device. Because these handsets include two SIM cards and require two contracts, they are reported as two subscribers for regulatory and external reporting purposes consistent with industry practice. Accordingly, each of these dual SIM handsets that are provisioned with two separate SIM cards is included in the table below as two "Subscriber Units in Commercial Service." The total number of these handsets that were configured with two SIM cards at the time of sale and sold during the three months ended March 31, 2013 was approximately 31,000. Beginning with this quarterly report on Form 10-Q, we are using the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers.
The table below provides an overview of our subscriber units in commercial service in the countries indicated as of March 31, 2013 and December 31, 2012.

	Brazil	Mexico (1)	Argentina	Peru (1)	Chile (1)	Total
	(in thousands)
Subscriber units in commercial service — December 31, 2012	3,846.3	3,901.7	1,755.6	1,659.5	198.4	11,361.5
Net subscriber additions	38.4	15.9	63.6	39.8	(6.1)	151.6
Subscriber units in commercial service — March 31, 2013	3,884.7	3,917.6	1,819.2	1,699.3	192.3	11,513.1
_______________________________________
(1) Includes subscriber units on both our iDEN and WCDMA-based networks.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments into U.S. dollars using the average exchange rates for the three months ended March 31, 2013 and 2012. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Three Months Ended March 31,
	2013	2012	Percent Change
Brazilian real	2.00	1.77	(13)%
Mexican peso	12.66	13.02	3%
Argentine peso	5.02	4.34	(16)%
Chilean peso	472.50	489.41	3%

Late in 2012 and continuing into the first quarter of 2013, foreign currency exchange rates in Brazil and Argentina depreciated in value relative to the U.S. dollar. In addition, foreign currency rates in Mexico depreciated in value relative to the U.S. dollar during 2012 but strengthened during the first quarter of 2013. The following table presents the currency exchange rates in effect at the end of each of the quarters in 2012, as well as at the end of the first quarter of 2013. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2012				2013
	March	June	September	December	March
Brazilian real	1.82	2.02	2.03	2.04	2.01
Mexican peso	12.80	13.67	12.92	13.01	12.35
Argentine peso	4.38	4.53	4.70	4.92	5.12
Chilean peso	487.44	501.84	473.77	479.96	472.03

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in total operating revenues and operating income before depreciation and amortization expense on a consolidated basis and the year-over-year percentage change in total operating revenues and segment earnings for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2012 to amounts that would have resulted if the average foreign currency rates for the three months ended March 31, 2012 were the same as the average foreign currency exchange rates that were in effect for the three months ended March 31, 2013; and (ii) by comparing the constant currency financial measures for the three months ended March 31, 2012 to the actual financial measures for the three months ended March 31, 2013. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of operating income before depreciation and amortization expense and segment earnings for the three months ended March 31, 2012, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	Three Months Ended March 31, 2013	% of Consolidated Operating Revenues	Three Months Ended March 31, 2012	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,359,873	96%	$1,543,721	95%	$(183,848)	(12)%
Handset and accessory revenues	53,523	4%	89,427	5%	(35,904)	(40)%
	1,413,396	100%	1,633,148	100%	(219,752)	(13)%	(8)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	425,826	30%	443,031	27%	(17,205)	(4)%
Cost of handset and accessory sales	222,421	16%	228,690	14%	(6,269)	(3)%
	648,247	46%	671,721	41%	(23,474)	(3)%
Selling and marketing expenses	158,315	11%	189,551	11%	(31,236)	(16)%
General and administrative expenses	358,877	26%	371,458	23%	(12,581)	(3)%
Provision for doubtful accounts	17,967	1%	45,482	3%	(27,515)	(60)%
Impairment and restructuring charges	127,992	9%	—	—	127,992	NM
Depreciation and amortization	203,860	14%	170,336	11%	33,524	20%
Operating (loss) income	(101,862)	(7)%	184,600	11%	(286,462)	(155)%
Interest expense, net	(109,852)	(8)%	(88,613)	(5)%	(21,239)	24%
Interest income	6,533	—	6,190	—	343	6%
Foreign currency transaction gains (losses), net	23,225	2%	(14,313)	(1)%	37,538	(262)%
Other expense, net	(4,668)	—	(9,010)	—	4,342	(48)%
(Loss) income before income tax provision	(186,624)	(13)%	78,854	5%	(265,478)	NM
Income tax provision	(20,880)	(2)%	(65,265)	(4)%	44,385	(68)%
Net (loss) income	$(207,504)	(15)%	$13,589	1%	$(221,093)	NM
_______________________________________
NM-Not Meaningful
Our consolidated subscriber base continued to grow during the first quarter of 2013, leading to a 5% increase in our subscribers as of March 31, 2013 from March 31, 2012. However, consolidated operating revenues on a reported basis for the first quarter of 2013 decreased 13% compared to the same period in 2012, primarily due to the combined impact of lower average revenue per subscriber in local currency and declines in local currency values relative to the U.S. dollar. On a constant currency basis, consolidated operating revenues decreased 8% from the first quarter of 2012 to the same period in 2013.
On a consolidated basis, our average revenue per subscriber on a constant currency basis declined in the first quarter of 2013 compared to the same period in 2012 across our markets and most significantly in Brazil. During the third and fourth quarters of 2011, Nextel Brazil responded to an increasingly competitive environment by offering lower priced service plans and implementing more aggressive subscriber retention programs. The combination of these factors, along with increased levels of migrations by our existing subscribers to lower rate service plans, resulted in lower average revenue per subscriber in Brazil and on a consolidated basis that continued throughout 2012 and into the first quarter of 2013 compared to the first quarter of 2012. Beginning in the second quarter of 2012, Nextel Brazil modified its subscriber retention initiatives, changed its commission structure and focused on better aligning its subscriber base with the value offered by our services. In the fourth quarter of 2012, Nextel Brazil also took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which included the implementation of changes to Nextel Brazil's collection and retention policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. The combined impact of these actions resulted in an increase in customer turnover in Brazil and on a consolidated basis in the first quarter of 2013 compared to the same period in 2012.
As we continue to build our WCDMA-based networks in Brazil and Mexico, we are incurring incremental expenses, particularly related to cost of service. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of subscribers, but we do not expect a significant increase in operating revenues for services provided using the networks until after these networks reach certain minimum coverage levels that will be sufficient to meet our customers' needs. These additional expenses related to building our WCDMA-based networks, combined with the impact of weaker average foreign currency exchange rates and lower average revenue per subscriber, led to an increase in our consolidated cost of revenues and general and administrative expenses as percentages of consolidated operating revenues for the first quarter of 2013 compared to the same period in 2012.
During the first quarter of 2013, we continued to make investments to build our WCDMA-based networks, primarily in Brazil and Mexico, resulting in consolidated capital expenditures of $156.0 million, which represents a 31% decrease from the first quarter of 2012. We plan to continue to invest in the deployment of our WCDMA-based networks throughout the remainder of 2013, with a particular focus on building those networks and improving results in our largest markets in Brazil and Mexico. As a result, we expect our consolidated capital expenditures for the remainder of 2013 to be significant but at lower levels than in 2012.
We plan to continue to support our operations in Argentina and Chile while also exploring strategic options for these markets, such as partnerships, service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. In April 2013, we entered into a stock purchase agreement pursuant to which Entel will purchase all of the outstanding equity interests of Nextel Peru for an estimated purchase price of approximately $400.0 million. See Note 9 to our condensed consolidated financial statements for more information.
In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets to support our customer relationship management systems and the possibility of restricting its ongoing use to one market. As a result of this evaluation, and in connection with the preparation of our financial statements for the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico.
In addition, during the first quarter of 2013, we restructured our outsourcing agreements with Nokia Siemens Networks, or NSN, under which NSN provides specified network operations and infrastructure management services. We decided to restructure these agreements to reduce the scope of the services provided by NSN, to facilitate the transition of those services to us and to establish the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, and in connection with the preparation of our financial statements for the first quarter of 2013, we recognized a non-cash charge of $42.0 million relating to the write-off of the remaining amount.
The average values of the Brazilian real and the Argentine peso depreciated relative to the U.S. dollar during the three months ended March 31, 2013 compared to the average values that prevailed during the same period in 2012, and the average value of the Mexican peso appreciated relative to the U.S. dollar over the same period, although that appreciation was not sufficient to offset the depreciation in Brazil and Argentina. As a result, the components of our consolidated results of operations for the three months ended March 31, 2013, after translation into U.S. dollars, reflect lower U.S. dollar revenues and expenses than would have occurred if these currencies had not depreciated relative to the U.S. dollar. The foreign currency exchange rates in effect at the end of the first quarter of 2013 reflect a reduction in the value of the Brazilian real and the Argentine peso relative to the U.S. dollar from the levels at the end of the first quarter of 2012. If the values of the local currencies in the countries in which our operating companies conduct business remain at levels similar to the end of the first quarter of 2013 or depreciate from current values relative to the U.S. dollar, our future reported operating results may be adversely affected.

1.	Operating revenues

The $183.8 million, or 12%, decrease in consolidated service and other revenues on a reported basis from the first quarter of 2012 to the same period in 2013 was due to a decrease in consolidated average revenue per subscriber caused by an increase in the number of subscribers on lower rate service plans, as well as adjustments to commercial offers in response to a more competitive environment in Brazil, partially offset by additional revenues generated from a 5% increase in our consolidated subscriber base. The decrease in consolidated service and other revenues on a reported basis was also due to weaker average foreign currency exchange rates in Brazil and Argentina, which was partially offset by stronger currency exchange rates in Mexico.

2.	Cost of revenues

Consolidated cost of service decreased $17.2 million, or 4%, in the first quarter of 2013 compared to the same period in 2012 as a result of a $32.0 million, or 15%, decrease in consolidated interconnect costs related to weaker average foreign currency exchange rates in Brazil and Argentina, which was partially offset by stronger currency exchange rates in Mexico, a reduction in mobile termination rates in Brazil and lower interconnect minutes of use in Brazil and Mexico. The decrease in consolidated cost of service was also attributable to a $16.3 million, or 25%, decrease in consolidated service and repair costs resulting from the utilization of more refurbished handsets and a lower number of overall repaired handsets, partially offset by a $32.6 million, or 25%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a substantial increase in the number of consolidated transmitter and receiver sites in service from March 31, 2012 to March 31, 2013 as a result of the deployment of our WCDMA-based networks.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 41% in the first quarter of 2012 to 46% in the first quarter of 2013 primarily as a result of the decline in operating revenues over the same period.

3.	Selling and marketing expenses

Significant factors contributing to the $31.2 million, or 16%, decrease in consolidated selling and marketing expenses in the first quarter of 2013 compared to the same period in 2012 included a $21.1 million, or 37%, decrease in consolidated indirect commissions, primarily in Mexico and Brazil, resulting mostly from lower commissions per gross subscriber addition and a $12.0 million, or 33%, decrease in consolidated advertising costs, primarily in Brazil, resulting from fewer advertising campaigns launched in the first quarter of 2013 compared to the same period in 2012.

4.	General and administrative expenses

The $12.6 million, or 3%, decrease in consolidated general and administrative expenses from the first quarter of 2012 to the same period in 2013 was primarily attributable to a decrease in consulting and other outside service costs, mostly at the corporate level, as well as weaker average foreign currency exchange rates in Brazil and Argentina, which was partially offset by stronger currency exchange rates in Mexico.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 23% in the first quarter of 2012 to 26% in the first quarter of 2013 primarily as a result of the decline in operating revenues over the same period described above.

5.	Provision for doubtful accounts

The $27.5 million, or 60%, decrease in the consolidated provision for doubtful accounts is largely related to changes made to Nextel Brazil's collection and retention policy and other processes in connection with efforts to deactivate unprofitable customers during the fourth quarter of 2012, which resulted in an increase in the consolidated provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in the first quarter of 2013.

6.	Impairment and restructuring charges

The $128.0 million in impairment and restructuring charges primarily relate to the discontinuation of our use of certain software relating to customer relationship management and to the restructuring of our outsourcing agreements with Nokia Siemens Networks described above.

7.	Depreciation and amortization

The $33.5 million, or 20%, increase in consolidated depreciation and amortization from the first quarter of 2012 to the same period in 2013 is primarily the result of an increase in consolidated property, plant and equipment in service resulting from investments in our new WCDMA-based networks.

8.	Interest expense, net

The $21.2 million, or 24%, increase in consolidated net interest expense from the first quarter of 2012 to the same period in 2013 is primarily related to interest incurred in connection with the issuance of $750.0 million in senior notes in February 2013 and lower consolidated capitalized interest.

9.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $23.2 million during the first quarter of 2013 are primarily the result of the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico's U.S. dollar-denominated net liabilities.

10.	Income tax provision

The $44.4 million, or 68%, decrease in the consolidated income tax provision from the first quarter of 2012 compared to the first quarter of 2013 is primarily due to a $186.1 million decrease in the pre-tax book income of Nextel Mexico, Nextel Brazil and Nextel Argentina and a reduction in withholding taxes, partially offset by the elimination of the deferred tax benefit recognized by Nextel Peru.

b.	Nextel Brazil

	Three Months Ended March 31, 2013	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2012	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$616,635	97%	$776,916	94%	$(160,281)	(21)%
Handset and accessory revenues	19,237	3%	47,384	6%	(28,147)	(59)%
	635,872	100%	824,300	100%	(188,428)	(23)%	(13)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	217,400	34%	250,721	31%	(33,321)	(13)%
Cost of handset and accessory sales	50,566	8%	58,949	7%	(8,383)	(14)%
	267,966	42%	309,670	38%	(41,704)	(13)%
Selling and marketing expenses	44,889	7%	76,484	9%	(31,595)	(41)%
General and administrative expenses	157,682	25%	163,156	20%	(5,474)	(3)%
Provision for doubtful accounts	7,692	1%	36,995	4%	(29,303)	(79)%
Segment earnings	$157,643	25%	$237,995	29%	$(80,352)	(34)%	(23)%
Nextel Brazil represented 45% of our consolidated operating revenues for the first quarter of 2013 compared to 50% in the first quarter of 2012 and comprised 34% of our consolidated subscriber base as of March 31, 2013 compared to 39% as of March 31, 2012.
Over the last two years, Nextel Brazil has operated in a competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In response to these actions, Nextel Brazil made adjustments to some of its commercial offers in an effort to compete more effectively and maintain its subscriber growth. These adjustments, along with price adjustments made in connection with customer retention efforts and increased levels of migrations by our existing subscribers to lower rate service plans, resulted in a reduction in Nextel Brazil's average revenue per subscriber on a local currency basis.
Beginning in the second quarter of 2012, Nextel Brazil modified its subscriber retention initiatives, changed its commission structure and focused on better aligning its subscriber base with the value offered by our services. Nextel Brazil also introduced new rate plans designed to improve its average revenue per subscriber and made adjustments to its credit procedures, including the implementation of more stringent credit policies for new subscribers. As a result of these actions, Nextel Brazil's average revenue per subscriber stabilized beginning in the second half of 2012 and continuing into the first quarter of 2013, but continues to reflect a significant decline compared to the first quarter of 2012. In the fourth quarter of 2012, Nextel Brazil took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which resulted in about a 292,000 net subscriber loss during the fourth quarter of 2012. These steps included the implementation of changes to Nextel Brazil's collection and retention policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. The combined impact of these actions resulted in an increase in customer turnover in Brazil in the fourth quarter of 2012. In addition, during the first quarter of 2013, Nextel Brazil offered data cards and services at promotional rates to existing subscribers in an effort to retain these subscribers while Nextel Brazil continues to deploy its WCDMA-based network. A significant portion of Nextel Brazil's subscriber growth during the first quarter of 2013 related to these promotional data card plans.
We continued to invest in the development of our planned WCDMA-based network in the first quarter of 2013. As a result, Nextel Brazil incurred increased operating expenses, which led to a reduction in Nextel Brazil's segment earnings margin from 29% in the first quarter of 2012 to 25% in the same period in 2013, and capital expenditures of $92.9 million for the first quarter of 2013, which represented 60% of our consolidated capital expenditures. We expect the incremental expenses relating to the deployment of the WCDMA-based network in Brazil to continue throughout 2013, but we do not expect a corresponding increase in operating revenues for services provided using the networks until after these networks reach certain minimum coverage levels that will be sufficient to meet our customers' needs.
The average value of the Brazilian real depreciated relative to the U.S. dollar by 13% during the three months ended March 31, 2013 compared to the average value that prevailed during the same period in 2012. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of the first quarter of 2013 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $80.4 million, or 34%, on a reported basis, and 23% on a constant currency basis, in the first quarter of 2013 compared to the same period in 2012, as a result of the following:

1.	Operating revenues

The $160.3 million, or 21%, decrease in service and other revenues from the first quarter of 2012 to the same period in 2013 is primarily the result of lower average revenues per subscriber as described above, an 8% decrease in Nextel Brazil's subscriber base at the end of the first quarter of 2013 compared to the end of the first quarter of 2012 and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's total operating revenues decreased 13% from the first quarter of 2012 to the same period in 2013.

2.	Cost of revenues

The $33.3 million, or 13%, decrease in cost of service from the first quarter of 2012 to the same period in 2013 is largely due to a $28.7 million, or 20%, decrease in interconnect costs related to a decrease in interconnect minutes of use and lower mobile termination rates, a decrease in service and repair costs caused by the utilization of more refurbished handsets and weaker foreign currency exchange rates.

In November 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. The transition rules also provide for a partial "bill and keep" settlement process that applies the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors, which has the effect of further reducing the mobile termination charges of the smaller operators. The benefit of this partial bill and keep settlement process, which applies to services provided on our WCDMA network, declines as mobile termination rates in Brazil make the transition to a cost-based model. We expect these changes will reduce the cost to provide wireless services to our customers as we transition subscribers to our new WCDMA-based network in Brazil.

3.	Selling and marketing expenses

The $31.6 million, or 41%, decrease in selling and marketing expenses from the first quarter of 2012 to the same period in 2013 is mostly due to significantly lower advertising costs resulting from fewer advertising campaigns in the first quarter of 2013 compared to the same period in 2012, decreases in commissions and payroll expenses that resulted from lower gross subscriber additions and weaker foreign currency exchange rates.

4.	Provision for doubtful accounts

The $29.3 million, or 79%, decrease in provision for doubtful accounts from the first quarter of 2012 to the same period in 2013 is principally a result of the changes made to Nextel Brazil's collection and retention policy and other processes during the fourth quarter of 2012 in connection with the deactivation of unprofitable customers, which resulted in an increase in Nextel Brazil's provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in the first quarter of

2013. We expect Nextel Brazil's provision for doubtful accounts to increase during the remainder of 2013 compared to the level experienced in the first quarter of 2013.

c.	Nextel Mexico

	Three Months Ended March 31, 2013	% of Nextel Mexico's Operating Revenues	Three Months Ended March 31, 2012	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$501,007	97%	$522,461	96%	$(21,454)	(4)%
Handset and accessory revenues	13,007	3%	22,001	4%	(8,994)	(41)%
	514,014	100%	544,462	100%	(30,448)	(6)%	(8)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	123,145	24%	103,136	19%	20,009	19%
Cost of handset and accessory sales	128,530	25%	128,674	24%	(144)	—
	251,675	49%	231,810	43%	19,865	9%
Selling and marketing expenses	71,625	14%	65,820	12%	5,805	9%
General and administrative expenses	85,350	16%	74,363	13%	10,987	15%
Provision for doubtful accounts	4,135	1%	3,759	1%	376	10%
Segment earnings	$101,229	20%	$168,710	31%	$(67,481)	(40)%	(42)%
Nextel Mexico represented 36% of our consolidated operating revenues in the first quarter of 2013 compared to 33% in the first quarter of 2012, and comprised 34% of our consolidated subscriber base as of both March 31, 2013 and 2012.
In September 2012, Nextel Mexico began offering services utilizing its WCDMA-based network in Mexico City and certain other large cities in Mexico, including Guadalajara, Monterrey, León, Cancún and Cozumel. Nextel Mexico's WCDMA-based network uses the HSPA+ version of the WCDMA technology that supports significantly faster data delivery speeds than are available on earlier versions of the technology. As of the end of the first quarter of 2013, Nextel Mexico offered services on its WCDMA-based network in about 50 cities. We expect this new network will reach coverage parity with Nextel Mexico's iDEN network later this year. Development and deployment of this new network and investments that we are making in improvements to the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $52.5 million for the three months ended March 31, 2013, which represented 34% of our consolidated capital expenditures. Continued deployment of the new network and other planned network expansions, including investments in other cities in Mexico where we currently only offer iDEN services, will require us to make additional investments in capital expenditures.
We also expect to continue to incur increased operating expenses in connection with the deployment of our new WCDMA-based network, including cost of service, general and administrative and selling and marketing expenses, but we do not expect a significant increase in operating revenues for services provided using that network until after it reaches certain minimum coverage levels that will be sufficient to meet our customers' needs. As a result of these additional expenses, higher cost of handset and accessory sales and other factors described below, Nextel Mexico's segment earnings margin declined from 31% in the first quarter of 2012 to 20% in the first quarter of 2013.
The average value of the Mexican peso appreciated relative to the U.S. dollar by 3% during the three months ended March 31, 2013 compared to the average value that prevailed during the same period in 2012. As a result, the components of Nextel Mexico's results of operations for the three months ended March 31, 2013, after translation into U.S. dollars, reflect slightly higher revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not appreciated relative to the U.S. dollar.
Nextel Mexico’s segment earnings decreased $67.5 million, or 40%, on a reported basis, and 42% on a constant currency basis, in the first quarter of 2013 compared to the same period in 2012, as a result of the following:

1.	Operating revenues

The $21.5 million, or 4%, decrease in service and other revenues in the first quarter of 2013 compared to the same period in 2012 is primarily due to a decline in average revenue per subscriber on a local currency basis resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico, partially offset by additional revenues generated from Nextel Mexico's larger subscriber base.

2.	Cost of revenues

The $20.0 million, or 19%, increase in cost of service in the first quarter of 2013 compared to the same period in 2012 is primarily the result of an $18.6 million, or 49%, increase in direct switch and transmitter and receiver site costs resulting from a 43% increase in transmitter and receiver sites in service from March 31, 2012 to March 31, 2013 related to the deployment of Nextel Mexico's WCDMA-based network.

3.	General and administrative expenses

The $11.0 million, or 15%, increase in general and administrative expenses in the first quarter of 2013 compared to the same period in 2012 is primarily the result of an increase in customer care expenses necessary to support Nextel Mexico's larger subscriber base and an increase in information technology costs associated with the deployment of Nextel Mexico's WCDMA-based network.

d.	Nextel Argentina

	Three Months Ended March 31, 2013	% of Nextel Argentina's Operating Revenues	Three Months Ended March 31, 2012	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$153,087	92%	$156,321	93%	$(3,234)	(2)%
Handset and accessory revenues	13,937	8%	12,196	7%	1,741	14%
	167,024	100%	168,517	100%	(1,493)	(1)%	14%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	40,093	24%	49,382	29%	(9,289)	(19)%
Cost of handset and accessory sales	21,183	13%	20,340	12%	843	4%
	61,276	37%	69,722	41%	(8,446)	(12)%
Selling and marketing expenses	14,374	9%	14,755	9%	(381)	(3)%
General and administrative expenses	35,928	21%	33,778	20%	2,150	6%
Provision for doubtful accounts	3,105	2%	3,514	2%	(409)	(12)%
Segment earnings	$52,341	31%	$46,748	28%	$5,593	12%	49%
Nextel Argentina represented 12% of our consolidated operating revenues in the first quarter in 2013 compared to 10% for the same period in 2012. In addition, Nextel Argentina comprised 16% of our consolidated subscriber base as of March 31, 2013, a significant portion of which represents subscribers who are utilizing prepaid service plans, compared to 13% as of March 31, 2012. Nextel Argentina generated a segment earnings margin of 31% in the first quarter of 2013, which is higher than the 28% segment earnings margin generated during the first quarter of 2012 due to lower cost of service.
Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the three months ended March 31, 2013 depreciated relative to the U.S. dollar by 16% compared to the average value that prevailed during the same period in 2012. As a result, the components of Nextel Argentina's results of operations for the three months ended March 31, 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If a devaluation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.

Nextel Argentina's segment earnings increased $5.6 million, or 12%, on a reported basis, and 49% on a constant currency basis, in the first quarter of 2013 compared to the same period in 2012, primarily as a result of a $9.3 million, or 19%, decrease in cost of service. This decrease in Nextel Argentina's cost of service was caused by a decrease in service and repair costs resulting from decreased activity under Nextel Argentina's handset maintenance program and lower interconnect costs resulting from a decrease in interconnect minutes of use.

e.	Nextel Peru

	Three Months Ended March 31, 2013	% of Nextel Peru's Operating Revenues	Three Months Ended March 31, 2012	% of Nextel Peru’s Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$76,797	93%	$81,248	92%	$(4,451)	(5)%
Handset and accessory revenues	5,761	7%	7,540	8%	(1,779)	(24)%
	82,558	100%	88,788	100%	(6,230)	(7)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	26,733	32%	28,167	32%	(1,434)	(5)%
Cost of handset and accessory sales	16,120	20%	17,973	20%	(1,853)	(10)%
	42,853	52%	46,140	52%	(3,287)	(7)%
Selling and marketing expenses	14,181	17%	14,535	17%	(354)	(2)%
General and administrative expenses	21,186	26%	19,085	21%	2,101	11%
Provision for doubtful accounts	1,464	2%	652	1%	812	125%
Segment earnings	$2,874	3%	$8,376	9%	$(5,502)	(66)%
During the first quarter of 2013, Nextel Peru represented 6% of our consolidated operating revenues and comprised 15% of our consolidated subscriber base as of March 31, 2013. In addition, Nextel Peru generated a 3% segment earnings margin in the first quarter of 2013, which decreased from the 9% segment earnings margin reported in the first quarter of 2012.
During 2012, we proceeded with a broader launch of our WCDMA-based services in Peru, including the launch of push-to-talk Android-based smartphones. This launch contributed to a 17% increase in Nextel Peru's subscriber base from March 31, 2012 to March 31, 2013. A substantial portion of this subscriber growth related to promotional data card plans that were offered to facilitate subscriber growth on Nextel Peru's WCDMA-based network consistent with our regulatory commitments.

Because the U.S. dollar is Nextel Peru's functional currency, results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
Segment earnings decreased $5.5 million, or 66%, in the first quarter of 2013 compared to the same period in 2012. This decrease is primarily due to a $6.2 million, or 7%, decrease in total operating revenues resulting from a decrease in average revenue per subscriber and an increase in general and administrative expenses. The decrease in average revenue per subscriber was attributable, in part, to an increase in the number of subscribers purchasing promotional data card plans, which generally produce lower monthly recurring revenues.

f.	Chile and Corporate

	Three Months Ended March 31, 2013	% of Chile and Corporate Operating Revenues	Three Months Ended March 31, 2012	% of Chile and Corporate Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$13,310	51%	$7,868	96%	$5,442	69%
Handset and accessory revenues	12,722	49%	306	4%	12,416	NM
	26,032	100%	8,174	100%	17,858	218%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	18,650	72%	11,950	146%	6,700	56%
Cost of handset and accessory sales	17,422	67%	2,754	34%	14,668	NM
	36,072	139%	14,704	180%	21,368	145%
Selling and marketing expenses	13,246	51%	17,957	220%	(4,711)	(26)%
General and administrative expenses	60,396	232%	83,503	NM	(23,107)	(28)%
Provision for doubtful accounts	1,571	6%	562	7%	1,009	180%
Segment losses	$(85,253)	NM	$(108,552)	NM	$23,299	(21)%
_______________________________________
NM-Not Meaningful
Although we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds, the "Chile and Corporate" discussion includes our Chilean operations and our corporate operations in the U.S. For the first quarter of 2013, corporate and other operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. During 2012, we began offering services on a WCDMA-based network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers.
Segment losses decreased in the first quarter of 2013 compared to the same period in 2012 primarily due to a $23.1 million, or 28%, decrease in general and administrative expenses, primarily due to a decrease in consulting and other outside service costs at the corporate level.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of March 31, 2013, we had working capital, which is defined as total current assets less total current liabilities, of $2,283.4 million, a $708.4 million increase compared to working capital of $1,575.0 million as of December 31, 2012, primarily due to higher cash balances resulting from the $733.5 million in net cash proceeds we received in connection with the issuance of $750.0 million in aggregate principal amount of senior notes in February 2013 and higher accounts receivable balances in Brazil due to delays in processing billing cycles during the first quarter of 2013. Late in the first quarter and continuing into the second quarter of 2013, we implemented improvements to our bill processing that have significantly reduced the delays in the delivery of customer invoices that we experienced during the first quarter of 2013. As a result of these improvements, we expect our collection of receivables in Brazil to increase in the second quarter of 2013 and our accounts receivable balance there to decrease.
As of March 31, 2013, our working capital includes $1,884.5 million in cash and cash equivalents, of which $246.0 million was held in currencies other than U.S. dollars, with 44% of that amount held in Argentine pesos and 43% of that amount held in Mexican pesos. As of March 31, 2013, our working capital also included $43.9 million in short-term investments. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

As of March 31, 2013, our sources of funding included our cash, cash equivalent and short-term investment balances, up to $478.8 million available under our equipment financing facilities in Brazil and Mexico and other anticipated future cash flows from our operations. In addition, in April 2013, we issued an additional $150.0 million aggregate principal amount of the 11.375%

senior notes at an issue price of 107.25% of the principal amount of the notes, for which we received net cash proceeds of approximately $159.8 million, after deducting commissions and offering expenses. Also in April 2013, we entered into a stock purchase agreement pursuant to which Entel will purchase all of the outstanding equity interests of Nextel Peru for an estimated purchase price of approximately $400.0 million, which, when completed, will provide additional funding for our business. We plan to continue to evaluate funding opportunities, including the potential sale of towers or other transmitter and receiver sites in Brazil and Mexico planned for 2013, and, if appropriate, access the credit and capital markets in order to support our business plans, reduce our capital costs, optimize our capital structure and maintain or enhance our liquidity position.
Cash Flows

	Three Months Ended March 31,		Change
	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of period	$1,383,491	$2,322,919	$(939,428)
Net cash (used in) provided by operating activities	(142,630)	209,994	(352,624)
Net cash used in investing activities	(121,452)	(272,018)	150,566
Net cash provided by (used in) financing activities	762,844	(227,011)	989,855
Effect of exchange rate changes on cash and cash equivalents	2,198	12,784	(10,586)
Cash and cash equivalents, end of period	$1,884,451	$2,046,668	$(162,217)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $142.6 million of cash in our operating activities during the first quarter of 2013, a $352.6 million, or 168%, decrease from the same period in 2012, due primarily to a higher level of accounts receivable, mostly in Brazil.

We used $121.5 million of cash in our investing activities during the first quarter of 2013, a $150.6 million, or 55%, decrease from the same period in 2012, primarily due to a $106.1 million increase in proceeds from net sales of investments and a $58.5 decrease in cash capital expenditures due to lower investments in our iDEN network.

Our financing activities provided us with $762.8 million of cash during the first quarter of 2013, primarily due to $750.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013. We used $227.0 million of cash in our financing activities during the first quarter of 2012, primarily due to the principal repayment of $117.0 million under our syndicated loan facilities in Brazil and Peru and the purchase of $74.0 million face amount of our 3.125% convertible notes.

Future Capital Needs and Resources
Our business strategy contemplates the deployment and expansion of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we are currently offering coverage on our new WCDMA-based networks in the major business centers in Peru and Chile. In Mexico, we currently offer services supported by our WCDMA-based network in about 50 cities, including Guadalajara, Monterrey and Cancun, and we expect this new network to reach coverage parity with our iDEN network in Mexico later this year. We began offering services supported by our new WCDMA-based network in select cities in Brazil during the fourth quarter of 2012. We expect to expand the coverage of our new network in Brazil and to offer a broader set of voice and data services there in 2013. We have also expanded the capacity of our iDEN networks, particularly in Brazil, and expect to continue to make investments to improve the quality and capacity of those networks. We also expect our consolidated capital expenditures for the remainder of 2013 to be significant, but at lower levels than in 2012. The amount and timing of those additional capital expenditures is dependent on, among other things, our business plans and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of these new networks.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and short-term investment balances, our equipment financing agreements in Brazil and Mexico, cash flows generated by our operating companies and external financial sources.
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
Other than the issuance of the 11.375% notes in February 2013, during the three months ended March 31, 2013, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2012.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $156.0 million for the first quarter of 2013 and $225.3 million for the first quarter of 2012. In each of these quarters, a substantial portion of our capital expenditures went to the deployment of our WCDMA-based networks in Brazil, Mexico, Peru and Chile.
We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments, borrowings under equipment financing facilities in Brazil and Mexico, the potential sale of certain towers and other transmitter and receiver sites in Brazil and Mexico and proceeds from external funding sources that are or may become available. We may also consider entering into strategic relationships or transactions with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

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
Future Outlook.  As of March 31, 2013, our current sources of funding include $1,884.5 million in cash and cash equivalents, $43.9 million in short-term investments and $478.8 million in additional availability under our existing equipment financing facilities. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan. In addition, in April 2013, we issued an additional $150.0 million aggregate principal amount of our 11.375% notes and received net cash proceeds of approximately $159.8 million, after deducting commissions and offering expenses.
Recently, our results of operations, including our operating cash flows, have been negatively affected by the depreciation of local currencies and continued competitive pressures. While we believe our current sources of funding will be adequate to allow us to execute our business plan for the next couple of years, if we are unable to significantly improve our operating cash flows over the long term, we will need to seek additional sources of financing to fund our operations and execute our business strategy as contemplated by our business plan. The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness.
To meet our future funding needs and maintain or enhance our liquidity position, we will continue to evaluate and pursue, various financing alternatives, including the potential sale of certain towers and other transmitter and receiver sites in Brazil and Mexico and strategic transactions with respect to our operations in Argentina and Chile, as well as proceeds from potential debt and equity offerings. We expect to continue to obtain additional funding using one or more of these alternatives. The indenture governing our 11.375% notes restricts our ability to make upstream payments to NII Holdings, Inc., other than payments for interest on existing NII Capital Corp. notes and operating expenses of NII Holdings, Inc. In addition, some of the agreements relating to our existing financing arrangements include terms that impose restrictions relating to, among other things, our ability to incur additional debt financing, and require us to maintain specified financial ratios that could affect the financing alternatives available to us at any given time. These restrictions may limit our ability to incur additional indebtedness in the future depending upon our operating results and the levels of financing that we have outstanding. If these restrictions do not allow us to borrow funds needed to support our business plan, we would need to consider changes to our business plan or other strategic alternatives in order to raise additional funding or reduce our funding needs, including by limiting our capital expenditures. In those circumstances, we would also consider seeking modifications to our financing agreements that would allow us to incur additional indebtedness. Any indebtedness that we may incur in the coming years may be significant.
In making the assessment of our funding needs under our current business plans and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	expected cash flows from our operations;

•	the net proceeds we received as a result of the issuance of the 11.375% notes in April 2013;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•	the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of new WCDMA-based networks;

•	our scheduled debt service and other contractual obligations; and

•	income taxes.
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

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended March 31, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding expectations, including forecasts regarding operating results, performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. When used in this quarterly report on Form 10-Q, these forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
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
We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part I, Item 1A. "Risk Factors” of our annual report on Form 10-K. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

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

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in our annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and, from time to time, in our reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In February 2013, we issued a new series of U.S. dollar-denominated fixed rate senior notes with $750.0 million aggregate principal amount due at maturity that bear interest at a rate of 11.375% per year, which is payable semi-annually on February 15 and August 15, beginning on August 15, 2013. The notes will mature on August 15, 2019 when the entire principal amount will be due. Other than the issuance of these notes, during the three months ended March 31, 2013, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2012.

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
As of March 31, 2013, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting in our Brazil operating segment. The material weaknesses we identified, which are more fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2012, relate to the inadequate design and operation of controls to provide reasonable assurance that the accounting for non-income based taxes and related disclosures relating to our Brazil segment were prepared in accordance with generally accepted accounting principles in the United States of America, as well as to our inability to maintain a sufficient complement of resources in our Brazil segment's accounting department with the appropriate level of experience and training, commensurate with our structure and financial reporting requirements.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 28, 2013.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

4.1
Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings, Inc.'s Form 8-K filed on February 19, 2013).

4.2
Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers (incorporated by reference to Exhibit 4.2 to NII Holdings, Inc.'s Form 8-K filed on February 19, 2013).

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DONALD NEFF

Donald Neff
Vice President, Finance Operations and Controller
(on behalf of the registrant and as chief accounting officer)
Date: May 2, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1
Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings, Inc.'s Form 8-K filed on February 19, 2013).

4.2
Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers (incorporated by reference to Exhibit 4.2 to NII Holdings, Inc.'s Form 8-K filed on February 19, 2013).

12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.