Form 10-Q
period 2013-06-30
NII HOLDINGS INC
filed 2013-08-01
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 29, 2013
Common Stock, $0.001 par value per share	172,438,035

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$1,463,254	$1,371,173
Short-term investments	318,436	204,834
Accounts receivable, less allowance for doubtful accounts of $75,799 and $108,676	644,922	674,459
Handset and accessory inventory	304,382	323,329
Deferred income taxes, net	134,019	175,753
Assets held for sale	491,422	97,393
Prepaid expenses and other	435,047	488,091
Total current assets	3,791,482	3,335,032
Property, plant and equipment, net	3,308,898	3,531,271
Intangible assets, net	1,048,974	1,125,382
Deferred income taxes, net	363,687	367,181
Assets held for sale	—	400,300
Other assets	468,762	463,911
Total assets	$8,981,803	$9,223,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$297,410	$424,177
Accrued expenses and other	812,270	969,793
Deferred revenues	131,816	144,105
Current portion of long-term debt	81,404	94,039
Liabilities held for sale	94,288	127,911
Total current liabilities	1,417,188	1,760,025
Long-term debt	5,653,055	4,765,505
Deferred revenues	12,480	14,007
Deferred tax liabilities	69,090	58,189
Liabilities held for sale	—	12,735
Other long-term liabilities	306,063	296,168
Total liabilities	7,457,876	6,906,629
Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2013 and 2012, no shares issued or outstanding — 2013 and 2012	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2013 and 2012, 172,437 shares issued and outstanding — 2013, 171,653 shares issued and outstanding — 2012	172	171
Paid-in capital	1,494,965	1,481,662
Retained earnings	854,201	1,458,056
Accumulated other comprehensive loss	(825,411)	(623,441)
Total stockholders’ equity	1,523,927	2,316,448
Total liabilities and stockholders’ equity	$8,981,803	$9,223,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues
Service and other revenues	$1,214,174	$1,342,931	$2,497,250	$2,805,404
Handset and accessory revenues	45,386	66,493	93,149	148,380
	1,259,560	1,409,424	2,590,399	2,953,784
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	393,006	391,915	792,099	806,778
Cost of handsets and accessories	233,866	214,094	440,167	424,811
Selling, general and administrative	497,739	535,357	978,768	1,061,438
Provision for doubtful accounts	34,059	42,070	50,562	86,900
Impairment and restructuring charges	1,281	9,330	125,888	9,330
Depreciation	166,072	144,347	333,535	286,402
Amortization	15,542	8,592	30,901	17,620
	1,341,565	1,345,705	2,751,920	2,693,279
Operating (loss) income	(82,005)	63,719	(161,521)	260,505
Other expense
Interest expense, net	(150,242)	(80,753)	(259,904)	(163,410)
Interest income	8,987	5,925	15,492	12,078
Foreign currency transaction losses, net	(104,493)	(38,757)	(81,268)	(53,304)
Other expense, net	(8,333)	(5,689)	(13,087)	(14,883)
	(254,081)	(119,274)	(338,767)	(219,519)
(Loss) income from continuing operations before income tax provision	(336,086)	(55,555)	(500,288)	40,986
Income tax provision	(48,770)	(29,711)	(70,388)	(100,401)
Net loss from continuing operations	(384,856)	(85,266)	(570,676)	(59,415)
Loss from discontinued operations, net of income taxes	(11,495)	(18,245)	(33,179)	(30,507)
Net loss	$(396,351)	$(103,511)	$(603,855)	$(89,922)
Net loss from continuing operations, per common share, basic	$(2.23)	$(0.50)	$(3.32)	$(0.34)
Net loss from discontinued operations, per common share, basic	(0.07)	(0.10)	(0.19)	(0.18)
Net loss, per common share, basic	$(2.30)	$(0.60)	$(3.51)	$(0.52)
Net loss from continuing operations, per common share, diluted	$(2.23)	$(0.50)	$(3.32)	$(0.34)
Net loss from discontinued operations, per common share, diluted	(0.07)	(0.10)	(0.19)	(0.18)
Net loss, per common share, diluted	$(2.30)	$(0.60)	$(3.51)	$(0.52)
Weighted average number of common shares outstanding, basic	172,246	$171,529	171,952	171,355
Weighted average number of common shares outstanding, diluted	172,246	$171,529	171,952	171,355
Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(275,632)	$(298,113)	$(198,178)	$(117,443)
Other	(1,867)	(331)	(3,792)	(1,660)
Other comprehensive loss	(277,499)	(298,444)	(201,970)	(119,103)
Net loss	(396,351)	(103,511)	(603,855)	(89,922)
Total comprehensive loss	$(673,850)	$(401,955)	$(805,825)	$(209,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Six Months Ended June 30, 2013 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	171,653	$171	$1,481,662	$1,458,056	$(623,441)	$2,316,448
Net loss	—	—	—	(603,855)	—	(603,855)
Other comprehensive loss	—	—	—	—	(201,970)	(201,970)
Share-based payment expense	—	—	19,031	—	—	19,031
Exercise of stock options	784	1	—	—	—	1
Other	—	—	(5,728)	—	—	(5,728)
Balance, June 30, 2013	172,437	$172	$1,494,965	$854,201	$(825,411)	$1,523,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013 and 2012 (in thousands) Unaudited

	2013	2012
Cash flows from operating activities:
Net loss	$(603,855)	$(89,922)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	33,179	30,507
Amortization of debt discount and financing costs	28,248	10,525
Depreciation and amortization	364,436	304,022
Provision for losses on accounts receivable	50,562	86,900
Foreign currency transaction losses, net	81,268	53,304
Impairment charges, restructuring charges and losses on disposals of fixed assets	129,907	13,420
Deferred income tax provision (benefit)	23,811	(24,740)
Share-based payment expense	19,031	27,316
Premium on issuance of senior notes	10,875	—
Other, net	26,047	17,264
Change in assets and liabilities:
Accounts receivable, gross	(72,578)	(54,117)
Handset and accessory inventory	(2,035)	1,502
Prepaid expenses and other	(13,473)	(129,810)
Other long-term assets	(34,787)	(53,163)
Accounts payable, accrued expenses and other	(71,733)	(9,517)
Total operating cash (used in) provided by continuing operations	(31,097)	183,491
Total operating cash (used in) provided by discontinued operations	(9,209)	9,841
Net cash (used in) provided by operating activities	(40,306)	193,332
Cash flows from investing activities:
Capital expenditures	(408,770)	(507,857)
Purchases of long-term and short-term investments	(1,363,681)	(777,677)
Proceeds from sales of long-term and short-term investments	1,210,003	987,191
Payments for acquisitions, purchases of licenses, capitalized interest and other	(43,864)	(50,985)
Total investing cash used in continuing operations	(606,312)	(349,328)
Total investing cash used in discontinued operations	(41,506)	(13,202)
Net cash used in investing activities	(647,818)	(362,530)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	1,600,000	—
Borrowings under equipment financing facilities	86,913	186,179
Repayments of convertible notes	—	(212,782)
Repayments of bank loans, equipment financing facilities and other	(844,374)	(189,990)
Other, net	(19,496)	(9,481)
Total financing cash provided by (used in) continuing operations	823,043	(226,074)
Total financing cash used in discontinued operations	(1,555)	(99,092)
Net cash provided by (used in) financing activities	821,488	(325,166)
Effect of exchange rate changes on cash and cash equivalents	(18,156)	696
Change in cash and cash equivalents held for sale	(23,127)	(24,418)
Net increase (decrease) in cash and cash equivalents	92,081	(518,086)
Cash and cash equivalents, beginning of period	1,371,173	2,310,659
Cash and cash equivalents, end of period	$1,463,254	$1,792,573

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the three months ended March 31, 2013. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Cumulative foreign currency translation adjustment	$(814,556)	$(616,378)
Other	(10,855)	(7,063)
	$(825,411)	$(623,441)
Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$408,770	$507,857
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(38,118)	63,085
	$370,652	$570,942
Interest costs
Interest expense, net	$259,904	$163,410
Interest capitalized	45,341	74,854
	$305,245	$238,264
For the six months ended June 30, 2013, we had $93.1 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the six months ended June 30, 2012, we had $131.2 million in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the three and six months ended June 30, 2013, we recognized $44.7 million and $93.1 million, respectively, in revenue-based taxes and other excise taxes. For the three and six months ended June 30, 2012, we recognized $52.0 million and $110.5 million, respectively, in revenue-based taxes and other excise taxes.

Impairment and Restructuring Charges. In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets to support our customer relationship management systems and the possibility of restricting its ongoing use to one market. As a result of this evaluation, and in connection with the preparation

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of our financial statements for the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico.

In addition, during the first quarter of 2013, we restructured our outsourcing agreements with Nokia Siemens Networks, or NSN, under which NSN provides specified network operations and infrastructure management services. We decided to restructure these agreements to reduce the scope of the services provided by NSN, to facilitate the transition of those services to us and to establish the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, we recognized a non-cash charge of $39.9 million relating to the write-off of the remainder of the prepayment. During the first quarter of 2013, we also recognized immaterial restructuring charges relating to the separation of employees at the corporate level.

In the second quarter of 2012, we recognized $9.3 million in non-cash impairment charges related to the write-off of one of our technology projects, the majority of which was at the corporate level.

Total impairment and restructuring charges for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Brazil	$23,814	$269
Mexico	21,086	266
Argentina	3,779	73
Chile	33,709	527
Corporate	43,500	8,195
Total impairment and restructuring charges	$125,888	$9,330
Net Loss Per Common Share, Basic and Diluted.  Basic net loss per common share is computed by dividing adjusted net loss attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution of securities that could participate in our earnings, but not securities that are antidilutive, including stock options with an exercise price greater than the average market price of our common stock.
Our unvested restricted stock awards, or RSAs, contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, our RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities.
As presented for the three and six months ended June 30, 2013, our calculation of diluted net loss per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and restricted common shares issued under those plans since their effect would have been antidilutive to our net loss per common share for those periods.
As presented for the three and six months ended June 30, 2012, our calculation of diluted net loss per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans or common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity since their effect would have been antidilutive to our net loss per common share for those periods.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncements.  There were no new accounting standards issued during the three or six months ended June 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Note 2.	Discontinued Operations

Proposed Sale of Nextel Peru. In April 2013, we entered into a stock purchase agreement with Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., both of which are companies existing under Chilean law and which we refer to collectively as Entel, and our wholly-owned subsidiaries, NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., both of which are companies existing under Spanish law and which we refer to collectively as the selling subsidiaries. Pursuant to the stock purchase agreement, Entel agreed to purchase all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru. For the year ended December 31, 2012, Nextel Peru had total operating revenues of $343.3 million.

The stock purchase agreement provides that Entel will acquire all of the outstanding equity interests in Nextel Peru for an estimated purchase price of $400.0 million based upon the timing of the completion of the transaction. This purchase price assumes that Nextel Peru is sold net of cash and debt and is subject to adjustment based on changes in Nextel Peru's cash and debt balances and in its net working capital. The stock purchase agreement provides that up to $65.0 million of the purchase price will be deposited and held in escrow to secure specified obligations of the selling subsidiaries. In addition, we have agreed that we and our affiliates will not provide wireless services in Peru for a period of three years, subject to specified exceptions. We expect this transaction to close later this year.

The stock purchase agreement includes other customary provisions, including our right to terminate the agreement in specified circumstances, subject to the payment of a termination fee. The obligations of Entel to complete the transactions contemplated by the stock purchase agreement are subject to, among other things, the receipt of confirmations regarding Nextel Peru's compliance with specified regulatory requirements relating to licenses to use radio spectrum that were granted by the telecommunications regulator in Peru, the continuing accuracy of representations made by the selling subsidiaries and the absence of events or circumstances that would have a material adverse effect on Nextel Peru's business, assets, results of operations or financial condition.

In connection with the agreement to sell Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations, and the assets and liabilities of this business have been reclassified as held for sale for all periods presented. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of loss from discontinued operations related to Nextel Peru were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$82,641	$86,401	$165,199	$175,189
Operating expenses	(92,166)	(111,736)	(197,260)	(218,666)
Other (expense) income, net	(332)	393	(218)	848
Loss before income tax provision	(9,857)	(24,942)	(32,279)	(42,629)
Income tax (provision) benefit	(1,638)	6,697	(900)	12,122
Loss from discontinued operations	$(11,495)	$(18,245)	$(33,179)	$(30,507)

The components of assets and liabilities classified as discontinued operations consisted of the following (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$35,445	$12,318
Accounts receivable, less allowance for doubtful accounts of $6,203 and $4,245	29,312	31,278
Handset and accessory inventory	16,199	26,375
Prepaid expenses and other	21,549	27,422
Property, plant and equipment, net	348,300	353,676
Intangible assets, net	38,587	39,290
Other assets	2,030	7,334
Total assets	$491,422	$497,693
LIABILITIES
Accounts payable	$22,173	$61,365
Accrued expenses and other	41,238	45,995
Deferred revenues	15,925	17,346
Current portion of long-term debt	3,345	3,205
Long-term debt	1,759	3,453
Other long-term liabilities	9,848	9,282
Total liabilities	$94,288	$140,646

Note 3.	Debt

	June 30, 2013	December 31, 2012
	(in thousands)
7.625%, 10.0% and 8.875% senior notes, net	$2,727,263	$2,725,303
11.375% and 7.875% senior notes, net	1,610,611	—
Bank loans	507,963	1,190,980
Equipment financing	539,886	557,043
Capital leases and tower financing obligations	348,346	346,879
Brazil import financing	—	37,422
Other	390	1,917
Total debt	5,734,459	4,859,544
Less: current portion	(81,404)	(94,039)
	$5,653,055	$4,765,505
Senior Notes.
7.875% Senior Notes due 2019. In May 2013, we issued $700.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 7.875% notes, for which we received $691.7 million in net cash proceeds, after deducting $8.3 million of initial purchasers' discounts, commissions and offering costs that we are amortizing into interest expense over the six-year term of the notes. We utilized substantially all of the net proceeds from this offering to repay in full our Mexican peso-denominated bank loan in Mexico, one of our Brazilian real-denominated bank loans in Brazil and all of our import financing loans in Brazil. The remainder of the proceeds from this offering will be used to repay certain other Brazil bank loans. While the majority of the repayments were completed at the end of the second quarter of 2013, the remainder are in process but not yet completed. In connection with these repayments, we expensed $6.5 million in unamortized deferred financing costs and recognized an immaterial loss on extinguishment of debt.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 7.875% notes are senior unsecured obligations of NII International Telecom, S.C.A., or NIIT, which is an indirect subsidiary of NII Holdings, Inc., and are guaranteed by NII Holdings, Inc. This guarantee is full and unconditional; however, NII Holdings, Inc. is not subject to any of the restrictive covenants in the indenture governing the 7.875% notes. Subject to certain exceptions, the 7.875% notes rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of NIIT and NII Holdings, Inc., including the 11.375% notes described below, and are effectively junior to all existing and future secured indebtedness of NIIT and NII Holdings, Inc. to the extent of the assets securing that indebtedness. In addition, the notes are effectively senior to all of NII Capital Corp.'s unsecured indebtedness. No subsidiaries of NIIT guarantee the notes. As a result, the notes are structurally subordinated to all existing and future liabilities and obligations of the subsidiaries of NIIT. The notes bear interest at a rate of 7.875% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013, and will mature on August 15, 2019.
Prior to February 15, 2016, NIIT may redeem up to 35% of the notes at a redemption price equal to 107.875% of the principal amount, plus accrued and unpaid interest, using the proceeds of certain equity offerings by NII Holdings. NIIT may, however, only make such a redemption if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. Prior to February 15, 2017, NIIT may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium and accrued and unpaid interest. In addition, NIIT may redeem any of the notes, in whole or in part, at any time on or after February 15, 2017 at the redemption prices presented below (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price
2017	103.938%
2018	101.969%
2019	100.000%
Upon the occurrence of specified events involving a change of control, holders of the notes may require NIIT to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest.
In addition, in accordance with the indenture governing the 7.875% notes, if we have not repaid or refinanced our existing 10.0% senior notes due 2016 on or prior to May 15, 2016, NIIT will be required to offer to repurchase all of the 7.875% notes at a price equal to 100% of the principal amount.
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
11.375% Senior Notes due 2019. In February 2013, we issued $750.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 11.375% notes, for which we received $733.5 million in net cash proceeds, after deducting $16.5 million of commissions and offering costs that we are amortizing into interest expense over the six-year term of the notes. In April 2013, we issued an additional $150.0 million aggregate principal amount of the 11.375% notes at a premium with an issue

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

price of 107.25% of the principal amount of the notes plus accrued interest from February 19, 2013. In connection with this transaction, we received net cash proceeds of $159.8 million, after deducting $0.8 million in commissions and offering costs. The 11.375% notes issued in April 2013 are fully fungible with, rank equally with and form a single series with the 11.375% notes issued in February 2013.
The 11.375% notes are senior unsecured obligations of NIIT and are guaranteed by NII Holdings, Inc. This guarantee is full and unconditional; however, NII Holdings, Inc. is not subject to any of the restrictive covenants in the indenture governing the 11.375% notes. Subject to certain exceptions, the 11.375% notes rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of NIIT and NII Holdings, Inc., including the 7.875% notes, and are effectively junior to all existing and future secured indebtedness of NIIT and NII Holdings, Inc. to the extent of the assets securing that indebtedness. In addition, the notes are effectively senior to all of NII Capital Corp.'s unsecured indebtedness. No subsidiaries of NIIT guarantee the notes. As a result, the notes are structurally subordinated to all existing and future liabilities and obligations of the subsidiaries of NIIT. The notes bear interest at a rate of 11.375% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013, and will mature on August 15, 2019.
Prior to February 15, 2016, NIIT may redeem up to 35% of the notes at a redemption price equal to 111.375% of the principal amount, plus accrued and unpaid interest, using the proceeds of certain equity offerings by NII Holdings. NIIT may, however, only make such a redemption if, after the redemption, at least 65% of the aggregate principal amount of the notes issued remains outstanding. Prior to February 15, 2017, NIIT may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium and accrued and unpaid interest. In addition, NIIT may redeem any of the notes, in whole or in part, at any time on or after February 15, 2017 at the redemption prices presented below (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to the date of redemption:

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
The indenture governing the notes restricts our ability to make upstream payments to NII Holdings, Inc., other than payments for interest on existing NII Capital Corp. notes and operating expenses of NII Holdings, Inc. The indenture governing the 11.375% notes also includes covenants that are substantially similar to the covenants contained in the indentures governing NIIT's 7.875% senior notes due 2019, including the related qualifications and exceptions.
Convertible Notes.
3.125% Convertible Notes.  During the three months ended March 31, 2012, we purchased $74.0 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $74.4 million, plus accrued interest. The remaining principal balance of our 3.125% convertible notes matured on June 15, 2012.
Adoption of Authoritative Guidance on Convertible Debt Instruments.  We were required to separately account for the debt and equity components of our former 3.125% convertible notes in a manner that reflected our nonconvertible debt (unsecured debt) borrowing rate. Because our 3.125% convertible notes matured in June 2012, there was no remaining value of the debt and equity components of our 3.125% convertible notes as of June 30, 2013 and December 31, 2012.
The amount of interest expense recognized on our 3.125% convertible notes and effective interest rates for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual coupon interest	$—	$936	$—	$2,383
Amortization of discount on convertible notes	—	1,081	—	2,718
Interest expense, net	$—	$2,017	$—	$5,101
Effective interest rate on convertible notes	—	7.15%	—	7.15%

Note 4.	Fair Value Measurements
Available-for-Sale Securities.
As of June 30, 2013 and December 31, 2012, available-for-sale securities include $156.5 million and $204.8 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. We account for these securities at fair value in accordance with the Financial Accounting Standards Board's, or the FASB’s, authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the securities is based on the net asset value of the funds. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. For the three and six months ended June 30, 2013 and 2012, there were no material unrealized gains or losses associated with these investments.
Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. These held-to-maturity securities include investments in certificates of deposit, as well as investments in corporate bonds, which consist of corporate debt securities with maturities ranging from six to twenty-four months. We account for the held-to-maturity securities at amortized cost. We determine the fair value of our investments in certificates of deposit based on the net asset value of the funds. We determine the fair value of our investments in corporate bonds on reported trade data in a broker dealer market for the individual instruments. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. As of June 30, 2013, there were no material gross unrecognized holding gains and losses related to our held-to-maturity investments. The carrying amounts and estimated fair values of our held-to-maturity investments as of June 30, 2013 were as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value
	(in thousands)
Short-term investments:
Held-to-maturity securities - certificates of deposit	$150,000	$150,284
Held-to-maturity securities - corporate bonds	11,933	11,915
	161,933	162,199
Long-term investments:
Held-to-maturity securities - corporate bonds	38,327	38,197
	$200,260	$200,396
Financial Instruments.
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
7.625%, 10.0% and 8.875% senior notes, net	$2,727,263	$2,328,580	$2,725,303	$2,256,070
11.375% and 7.875% senior notes, net	1,610,611	1,634,250	—	—
Bank loans and other	508,353	442,712	1,230,319	1,194,875
Equipment financing	539,886	464,603	557,043	494,284
	$5,386,113	$4,870,145	$4,512,665	$3,945,229
We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices, we consider this Level 1 in the fair value hierarchy.
Bank loans and other consists primarily of loans with certain banks in Brazil and Mexico. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds and consider these measurements to be Level 2 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are not material.

Note 5.	Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the three or six months ended June 30, 2013 or 2012.
As of June 30, 2013 and December 31, 2012, Nextel Brazil had accrued liabilities of $72.8 million and $73.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, and $13.7 million and $20.7 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $324.0 million and $328.0 million as of June 30, 2013. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
(Loss) income before income tax provision	$(336,086)	$(55,555)	$(500,288)	$40,986

Current income tax provision	$(30,328)	$(46,405)	$(46,577)	$(125,141)
Deferred income tax (provision) benefit	(18,442)	16,694	(23,811)	24,740
Total income tax provision	$(48,770)	$(29,711)	$(70,388)	$(100,401)
The consolidated income tax provision for the second quarter of 2013 increased by $19.1 million compared to the same period in 2012. This increase was due to a valuation allowance that was added on the deferred tax assets of one of our Mexican subsidiaries, partially offset by an increase in the deferred tax benefit recognized in Brazil on an increased pre-tax book loss and a reduction in the current income tax expense in Mexico and Brazil.
The consolidated income tax provision for the six months ended June 30, 2013 compared to the same period in 2012 decreased by $30.0 million. This reduction in the income tax provision was primarily due to a decrease in the current income tax expense in Mexico and Brazil and an increase in the deferred tax benefit recognized in Brazil on an increased pre-tax book loss, partially offset by the recognition of a valuation allowance that was added on the deferred tax assets of one of our Mexican subsidiaries.
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
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB's authoritative guidance on accounting for uncertainty in income taxes, for the six months ended June 30, 2013 (in thousands):

Unrecognized tax benefits - December 31, 2012	$35,639
Additions for current year tax positions	102
Foreign currency translation adjustment	(264)
Unrecognized tax benefits - June 30, 2013	$35,477

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $4.6 million and $4.8 million as June 30, 2013 and December 31, 2012, respectively.
We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.
We assessed the realizability of our deferred tax assets during the second quarter of 2013, consistent with the methodology we employed for the same period in 2012. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, in 2012 and 2013, we continued to record a full valuation allowance on the deferred tax assets of each of our U.S. subsidiaries, our Chilean subsidiaries and our foreign holding companies.

During the second quarter of 2013, we established a $99.9 million valuation allowance on the deferred tax assets of one of our Mexican subsidiaries. In accordance with FASB's authoritative guidance on accounting for income taxes, we evaluated all available evidence, both positive and negative, in reaching this conclusion. In evaluating the need for a valuation allowance, we

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

considered the following negative evidence: (1) a history of cumulative U.S. GAAP pre-tax book losses projected for the three-year period ending in 2013; (2) there are no tax planning strategies available that would allow Nextel Mexico to utilize all of these deferred tax assets; and (3) Nextel Mexico is expected to continue to generate negative pre-tax results for the foreseeable future. The projection of future pre-tax losses substantially increased during the second quarter of 2013, resulting in us concluding that it is “more-likely-than-not” the deferred tax assets would not be realized. Therefore, we recorded a full valuation allowance with respect to the deferred tax assets of this Mexican subsidiary.

With respect to our other companies, we determined that the realizability of their deferred tax assets had not changed. Although realization is not assured, we believe that it is more likely than not that all of the deferred tax assets will be realized; however, the amount realized could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We will continue to evaluate the amount of the valuation allowance for all of our foreign and U.S. companies throughout the remainder of 2013 to determine the appropriate level of valuation allowance.

Note 7.	Segment Reporting
We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. During the year ended December 31, 2012, as a result of increased segment losses at our Chilean operating segment and decreased segment earnings at some of our other operating segments, we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds. As a result, our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina, and (4) Chile. The results of operations of our corporate headquarters are included in the "Corporate and Eliminations" column in the table below. We have recast our segment information for the three and six months ended June 30, 2012 to present Nextel Chile as a reportable segment. Nextel Peru is no longer a reportable segment as a result of its proposed sale to Entel. See Note 2 for further information.

	Brazil	Mexico	Argentina	Chile	Corporate and Eliminations		Consolidated
	(in thousands)
Three Months Ended June 30, 2013
Operating revenues	$578,644	$502,697	$163,961	$14,648	$(390)		$1,259,560
Segment earnings (losses)	$107,348	$39,396	$41,842	$(39,910)	$(47,786)		$100,890
Less:
Impairment and restructuring charges							(1,281)
Depreciation and amortization							(181,614)
Foreign currency transaction gains, net							(104,493)
Interest expense and other, net							(149,588)
Loss before income tax provision							$(336,086)
Capital expenditures	$119,800	$84,071	$6,465	$4,886	$2,699		$217,921

Three Months Ended June 30, 2012
Operating revenues	$712,521	$521,103	$165,131	$11,842	$(1,173)		$1,409,424
Segment earnings (losses)	$183,497	$128,627	$35,248	$(40,299)	$(81,085)		$225,988
Less:
Impairment and restructuring charges							(9,330)
Depreciation and amortization							(152,939)
Foreign currency transaction losses, net							(38,757)
Interest expense and other, net							(80,517)
Loss before income tax provision							$(55,555)
Capital expenditures	$146,067	$106,080	$13,425	$36,937	$52,606		$355,115

Six Months Ended June 30, 2013
Operating revenues	$1,214,516	$1,016,711	$330,985	$39,912	$(11,725)		$2,590,399
Segment earnings (losses)	$264,991	$140,625	$94,183	$(74,405)	$(96,591)		$328,803
Less:
Impairment and restructuring charges							(125,888)
Depreciation and amortization							(364,436)
Foreign currency transaction losses, net							(81,268)
Interest expense and other, net							(257,499)
Income before income tax provision							$(500,288)
Capital expenditures	$212,708	$136,536	$7,959	$7,998	$5,451		$370,652

Six Months Ended June 30, 2012
Operating revenues	$1,536,821	$1,065,565	$333,648	$19,247	$(1,497)		$2,953,784
Segment earnings (losses)	$421,492	$297,337	$81,997	$(69,022)	$(157,947)		$573,857
Less:
Impairment and restructuring charges							(9,330)
Depreciation and amortization							(304,022)
Foreign currency transaction losses, net							(53,304)
Interest expense and other, net							(166,215)
Income before income tax provision							$40,986
Capital expenditures	$225,042	$199,626	$24,425	$54,080	$67,769		$570,942

June 30, 2013
Identifiable assets	$3,891,817	$2,277,555	$473,604	$179,152	$2,159,675	(1)	$8,981,803
December 31, 2012
Identifiable assets	$4,191,668	$2,458,361	$484,343	$199,365	$1,889,340	(1)	$9,223,077
_____________________________________

(1)
As of June 30, 2013 and December 31, 2012, identifiable assets in the "Corporate and Eliminations" column includes $491.4 million and $497.7 million of total assets held for sale related to the sale of Nextel Peru, respectively. See Note 2 for more information.

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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, as well as condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.
In connection with the preparation of our condensed consolidated financial statements for the second quarter of 2013, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the six months ended June 30, 2012 to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments on behalf of certain guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) decreasing the parent company's net cash outflows from operating activities and increasing the parent company's net cash outflows from investing activities by $106.2 million, and b) increasing the guarantors' net cash outflows from operating activities by $106.2 million, increasing the guarantors' net cash outflows from investing activities by $54.3 million and increasing the guarantors' net cash inflows from financing activities by $160.5 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$574,782	$—	$9,746	$878,726	$—	$1,463,254
Short-term investments	—	—	—	318,436	—	318,436
Accounts receivable, net	—	—	380	644,542	—	644,922
Short-term intercompany receivables	18,835	104,649	76,680	6,129	(206,293)	—
Handset and accessory inventory	—	—	—	304,382	—	304,382
Deferred income taxes, net	2	—	870	138,870	(5,723)	134,019
Assets held for sale	—	—	—	491,422	—	491,422
Prepaid expenses and other	5,326	—	8,905	420,816	—	435,047
Total current assets	598,945	104,649	96,581	3,203,323	(212,016)	3,791,482
Property, plant and equipment, net	—	—	148,137	3,161,048	(287)	3,308,898
Investments in and advances to affiliates	2,862,509	2,619,736	2,677,000	—	(8,159,245)	—
Intangible assets, net	18,000	—	—	1,030,974	—	1,048,974
Deferred income taxes, net	10,731	—	—	363,687	(10,731)	363,687
Long-term intercompany receivables	1,464,082	3,713,865	572,056	1,355	(5,751,358)	—
Other assets	14,733	35,752	14,533	403,744	—	468,762
Total assets	$4,969,000	$6,474,002	$3,508,307	$8,164,131	$(14,133,637)	$8,981,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$2,621	$294,789	$—	$297,410
Short-term intercompany payables	463,168	123,399	1,485,247	111,490	(2,183,304)	—
Accrued expenses and other	—	59,490	15,334	737,859	(413)	812,270
Deferred revenues	—	—	—	131,816	—	131,816
Current portion of long-term debt	—	—	9,321	72,083	—	81,404
Liabilities held for sale	—	—	—	94,288	—	94,288
Total current liabilities	463,168	182,889	1,512,523	1,442,325	(2,183,717)	1,417,188
Long-term debt	23	2,727,261	34,806	2,890,965	—	5,653,055
Deferred revenues	—	—	—	12,480	—	12,480
Deferred tax liabilities	—	2,950	9,818	67,053	(10,731)	69,090
Long-term intercompany payables	2,949,329	—	10,390	815,564	(3,775,283)	—
Other long-term liabilities	32,553	—	14,766	258,744	—	306,063
Total liabilities	3,445,073	2,913,100	1,582,303	5,487,131	(5,969,731)	7,457,876
Total stockholders’ equity	1,523,927	3,560,902	1,926,004	2,677,000	(8,163,906)	1,523,927
Total liabilities and stockholders’ equity	$4,969,000	$6,474,002	$3,508,307	$8,164,131	$(14,133,637)	$8,981,803
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$735,022	$—	$6,469	$629,682	$—	$1,371,173
Short-term investments	—	—	—	204,834	—	204,834
Accounts receivable, net	—	—	1,820	672,639	—	674,459
Short-term intercompany receivables	19,716	79,899	39,332	6,564	(145,511)	—
Handset and accessory inventory	—	—	—	323,329	—	323,329
Deferred income taxes, net	—	—	4,947	174,539	(3,733)	175,753
Assets held for sale	—	—	—	97,393	—	97,393
Prepaid expenses and other	6,617	—	10,001	471,473	—	488,091
Total current assets	761,355	79,899	62,569	2,580,453	(149,244)	3,335,032
Property, plant and equipment, net	—	—	223,888	3,307,670	(287)	3,531,271
Investments in and advances to affiliates	2,717,390	2,291,029	2,387,897	—	(7,396,316)	—
Intangible assets, net	18,000	—	—	1,107,382	—	1,125,382
Deferred income taxes, net	13,683	—	—	367,181	(13,683)	367,181
Long-term intercompany receivables	2,377,064	3,762,924	736,152	166,075	(7,042,215)	—
Assets held for sale	—	—	—	400,300	—	400,300
Other assets	16,280	38,942	22,356	386,333	—	463,911
Total assets	$5,903,772	$6,172,794	$3,432,862	$8,315,394	$(14,601,745)	$9,223,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$5,927	$418,250	$—	$424,177
Short-term intercompany payables	597,678	132,136	1,555,745	488,937	(2,774,496)	—
Accrued expenses and other	3,734	59,490	28,760	881,416	(3,607)	969,793
Deferred revenues	—	—	22	144,083	—	144,105
Current portion of long-term debt	—	—	12,851	81,188	—	94,039
Liabilities held for sale	—	—	—	127,911	—	127,911
Total current liabilities	601,412	191,626	1,603,305	2,141,785	(2,778,103)	1,760,025
Long-term debt	23	2,725,303	39,493	2,000,686	—	4,765,505
Deferred revenues	—	—	—	14,007	—	14,007
Deferred tax liabilities	—	2,950	11,945	56,977	(13,683)	58,189
Long-term intercompany payables	2,953,494	—	8,778	1,452,434	(4,414,706)	—
Liabilities held for sale	—	—	—	12,735	—	12,735
Other long-term liabilities	32,395	—	14,900	248,873	—	296,168
Total liabilities	3,587,324	2,919,879	1,678,421	5,927,497	(7,206,492)	6,906,629
Total stockholders’ equity	2,316,448	3,252,915	1,754,441	2,387,897	(7,395,253)	2,316,448
Total liabilities and stockholders’ equity	$5,903,772	$6,172,794	$3,432,862	$8,315,394	$(14,601,745)	$9,223,077

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,259,560	$(768)	$1,259,560
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	626,872	—	626,872
Selling, general and administrative	806	—	45,859	453,668	(2,594)	497,739
Provision for doubtful accounts	—	—	—	34,059	—	34,059
Impairment and restructuring charges	—	—	—	1,281	—	1,281
Management fee and other	—	—	(25,611)	33,892	(8,281)	—
Depreciation and amortization	—	—	5,507	176,107	—	181,614
	806	—	25,755	1,325,879	(10,875)	1,341,565
Operating loss	(806)	—	(24,987)	(66,319)	10,107	(82,005)
Other income (expense)
Interest expense, net	(139)	(59,958)	(367)	(89,778)	—	(150,242)
Intercompany interest expense	(58,539)	—	(14)	(12,553)	71,106	—
Interest income	263	—	2	8,722	—	8,987
Intercompany interest income	32	70,982	92	—	(71,106)	—
Foreign currency transaction losses, net	—	—	—	(104,493)	—	(104,493)
Equity in loss of affiliates	(350,406)	(338,154)	(336,617)	—	1,025,177	—
Other income (expense), net	10,109	—	(52)	(8,283)	(10,107)	(8,333)
	(398,680)	(327,130)	(336,956)	(206,385)	1,015,070	(254,081)
Loss from continuing operations before income tax benefit (provision)	(399,486)	(327,130)	(361,943)	(272,704)	1,025,177	(336,086)
Income tax benefit (provision)	3,135	(4,546)	(2,988)	(52,418)	8,047	(48,770)
Net loss from continuing operations	(396,351)	(331,676)	(364,931)	(325,122)	1,033,224	(384,856)
Loss from discontinued operations, net of income taxes	—	—	—	(11,495)	—	(11,495)
Net loss	$(396,351)	$(331,676)	$(364,931)	$(336,617)	$1,033,224	$(396,351)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(275,632)	$(275,711)	$(275,711)	$(275,711)	$827,133	$(275,632)
Other	(1,867)	(1,867)	(1,867)	(1,867)	5,601	(1,867)
Other comprehensive loss	(277,499)	(277,578)	(277,578)	(277,578)	832,734	(277,499)
Net loss	(396,351)	(331,676)	(364,931)	(336,617)	1,033,224	(396,351)
Total comprehensive loss	$(673,850)	$(609,254)	$(642,509)	$(614,195)	$1,865,958	$(673,850)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,409,424	$(768)	$1,409,424
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	28	605,981	—	606,009
Selling, general and administrative	830	1	83,624	454,390	(3,488)	535,357
Provision for doubtful accounts	—	—	—	42,070	—	42,070
Impairment and restructuring charges	—	—	8,195	1,135	—	9,330
Management fee and other	—	—	(42,151)	64,294	(22,143)	—
Depreciation and amortization	—	—	9,336	143,603	—	152,939
	830	1	59,032	1,311,473	(25,631)	1,345,705
Operating (loss) income	(830)	(1)	(58,264)	97,951	24,863	63,719
Other income (expense)
Interest expense, net	(1,965)	(57,645)	(536)	(20,607)	—	(80,753)
Intercompany interest expense	(58,539)	—	—	(16,022)	74,561	—
Interest income	585	—	122	5,218	—	5,925
Intercompany interest income	3,475	71,026	(61)	121	(74,561)	—
Foreign currency transaction losses, net	—	—	—	(38,757)	—	(38,757)
Equity in (loss) income of affiliates	(58,449)	6,016	6,641	—	45,792	—
Other income, net	3,648	—	1	15,525	(24,863)	(5,689)
	(111,245)	19,397	6,167	(54,522)	20,929	(119,274)
(Loss) income from continuing operations before income tax benefit (provision)	(112,075)	19,396	(52,097)	43,429	45,792	(55,555)
Income tax benefit (provision)	8,564	(3,188)	(11,999)	(18,543)	(4,545)	(29,711)
Net (loss) income from continuing operations	(103,511)	16,208	(64,096)	24,886	41,247	(85,266)
Loss from discontinued operations, net of income taxes	—	—	—	(18,245)	—	(18,245)
Net (loss) income	$(103,511)	$16,208	$(64,096)	$6,641	$41,247	$(103,511)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(298,113)	$(298,113)	$(298,113)	$(298,113)	$894,339	$(298,113)
Other	(331)	(331)	(331)	(331)	993	(331)
Other comprehensive loss	(298,444)	(298,444)	(298,444)	(298,444)	895,332	(298,444)
Net (loss) income	(103,511)	16,208	(64,096)	6,641	41,247	(103,511)
Total comprehensive loss	$(401,955)	$(282,236)	$(362,540)	$(291,803)	$936,579	$(401,955)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$2,590,399	$(1,536)	$2,590,399
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,232,266	—	1,232,266
Selling, general and administrative	1,597	—	92,259	889,170	(4,258)	978,768
Provision for doubtful accounts	—	—	—	50,562	—	50,562
Impairment and restructuring charges	—	—	77,001	48,887	—	125,888
Management fee and other	—	—	(54,310)	72,202	(17,892)	—
Depreciation and amortization	—	—	15,904	348,532	—	364,436
	1,597	—	130,854	2,641,619	(22,150)	2,751,920
Operating loss	(1,597)	—	(129,318)	(51,220)	20,614	(161,521)
Other income (expense)
Interest expense, net	(279)	(119,275)	(777)	(139,573)	—	(259,904)
Intercompany interest expense	(116,435)	—	(26)	(26,001)	142,462	—
Interest income	572	—	6	14,914	—	15,492
Intercompany interest income	1,150	141,185	127	—	(142,462)	—
Foreign currency transaction losses, net	—	—	—	(81,268)	—	(81,268)
Equity in loss of affiliates	(511,452)	(386,891)	(384,064)	—	1,282,407	—
Other income (expense), net	20,615	—	(53)	(13,035)	(20,614)	(13,087)
	(605,829)	(364,981)	(384,787)	(244,963)	1,261,793	(338,767)
Loss from continuing operations before income tax benefit (provision)	(607,426)	(364,981)	(514,105)	(296,183)	1,282,407	(500,288)
Income tax benefit (provision)	3,571	(7,941)	(5,593)	(54,702)	(5,723)	(70,388)
Net loss from continuing operations	(603,855)	(372,922)	(519,698)	(350,885)	1,276,684	(570,676)
Loss from discontinued operations, net of income taxes	—	—	—	(33,179)	—	(33,179)
Net loss	$(603,855)	$(372,922)	$(519,698)	$(384,064)	$1,276,684	$(603,855)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(198,178)	$(198,071)	$(198,071)	$(198,071)	$594,213	$(198,178)
Other	(3,792)	(3,792)	(3,792)	(3,792)	11,376	(3,792)
Other comprehensive loss	(201,970)	(201,863)	(201,863)	(201,863)	605,589	(201,970)
Net loss	(603,855)	(372,922)	(519,698)	(384,064)	1,276,684	(603,855)
Total comprehensive loss	$(805,825)	$(574,785)	$(721,561)	$(585,927)	$1,882,273	$(805,825)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$2,953,784	$(1,536)	$2,953,784
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	59	1,231,530	—	1,231,589
Selling, general and administrative	1,647	1	157,299	908,405	(5,914)	1,061,438
Provision for doubtful accounts	—	—	—	86,900	—	86,900
Impairment and restructuring charges	—	—	8,195	1,135	—	9,330
Management fee and other	—	—	(85,543)	125,769	(40,226)	—
Depreciation and amortization	—	—	15,599	288,423	—	304,022
	1,647	1	95,609	2,642,162	(46,140)	2,693,279
Operating (loss) income	(1,647)	(1)	(94,073)	311,622	44,604	260,505
Other income (expense)
Interest expense, net	(3,971)	(114,238)	(1,114)	(44,087)	—	(163,410)
Intercompany interest expense	(117,078)	—	—	(31,910)	148,988	—
Interest income	1,256	—	124	10,698	—	12,078
Intercompany interest income	6,860	142,008	(1)	121	(148,988)	—
Foreign currency transaction losses, net	—	—	—	(53,304)	—	(53,304)
Equity in (loss) income of affiliates	(14,192)	86,026	87,606	—	(159,440)	—
Other income (expense), net	22,886	—	11	6,824	(44,604)	(14,883)
	(104,239)	113,796	86,626	(111,658)	(204,044)	(219,519)
(Loss) income from continuing operations before income tax benefit (provision)	(105,886)	113,795	(7,447)	199,964	(159,440)	40,986
Income tax benefit (provision)	15,964	(7,076)	(22,683)	(81,851)	(4,755)	(100,401)
Net (loss) income from continuing operations	(89,922)	106,719	(30,130)	118,113	(164,195)	(59,415)
Loss from discontinued operations, net of income taxes	—	—	—	(30,507)	—	(30,507)
Net (loss) income	$(89,922)	$106,719	$(30,130)	$87,606	$(164,195)	$(89,922)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(117,443)	$(117,443)	$(117,443)	$(117,443)	$352,329	$(117,443)
Other	(1,660)	(1,660)	(1,660)	(1,660)	4,980	(1,660)
Other comprehensive loss	(119,103)	(119,103)	(119,103)	(119,103)	357,309	(119,103)
Net (loss) income	(89,922)	106,719	(30,130)	87,606	(164,195)	(89,922)
Total comprehensive loss	$(209,025)	$(12,384)	$(149,233)	$(31,497)	$193,114	$(209,025)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(603,855)	$(372,922)	$(519,698)	$(384,064)	$1,276,684	$(603,855)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities	549,048	325,018	486,393	488,983	(1,276,684)	572,758
Total operating cash provided by (used in) continuing operations	(54,807)	(47,904)	(33,305)	104,919	—	(31,097)
Total operating cash used in discontinued operations	—	—	—	(9,209)	—	(9,209)
Net cash (used in) provided by operating activities	(54,807)	(47,904)	(33,305)	95,710	—	(40,306)
Cash flows from investing activities:
Capital expenditures	—	—	(9,780)	(398,990)	—	(408,770)
Payments for purchases of licenses	—	—	—	(28,667)	—	(28,667)
Purchases of long-term and short- term investments	—	—	—	(1,363,681)	—	(1,363,681)
Proceeds from sales of long-term and short-term investments	—	—	—	1,210,003	—	1,210,003
Investments in subsidiaries	(104,499)	(2,006)	—	—	106,505	—
Intercompany borrowings	—	—	(49,910)	—	49,910	—
Transfers to and from restricted cash	—	—	—	(15,363)	—	(15,363)
Other, net	—	—	—	166	—	166
Total investing cash used in continuing operations	(104,499)	(2,006)	(59,690)	(596,532)	156,415	(606,312)
Total investing cash used in discontinued operations	—	—	—	(41,506)	—	(41,506)
Net cash used in investing activities	(104,499)	(2,006)	(59,690)	(638,038)	156,415	(647,818)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	1,600,000	—	1,600,000
Borrowings under equipment financing facilities	—	—	—	86,913	—	86,913
Payment of line of credit	—	—	—	(316,538)	—	(316,538)
Repayments under syndicated loan facilities	—	—	—	(473,918)	—	(473,918)
Repayments of import financing loans	—	—	—	(37,422)	—	(37,422)
Repayments under tower financing and other borrowings	—	—	(8,217)	(8,279)	—	(16,496)
Capital contributions	—	10	104,489	2,006	(106,505)	—
Proceeds from intercompany borrowings	—	49,910	—	—	(49,910)	—
Other, net	(934)	(10)	—	(18,552)	—	(19,496)
Total financing cash (used in) provided by continuing operations	(934)	49,910	96,272	834,210	(156,415)	823,043
Total financing cash used in discontinued operations	—	—	—	(1,555)	—	(1,555)
Net cash (used in) provided by financing activities	(934)	49,910	96,272	832,655	(156,415)	821,488
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(18,156)	—	(18,156)
Change in cash and cash equivalents held for sale	—	—	—	(23,127)	—	(23,127)
Net (decrease) increase in cash and cash equivalents	(160,240)	—	3,277	249,044	—	92,081
Cash and cash equivalents, beginning of period	735,022	—	6,469	629,682	—	1,371,173
Cash and cash equivalents, end of period	$574,782	$—	$9,746	$878,726	$—	$1,463,254

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(89,922)	$106,719	$(30,130)	$87,606	$(164,195)	$(89,922)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	169,610	50,084	(814)	241,844	(187,311)	273,413
Total operating cash provided by (used in) continuing operations	79,688	156,803	(30,944)	329,450	(351,506)	183,491
Total operating cash provided by discontinued operations	—	—	—	9,841	—	9,841
Net cash provided by (used in) operating activities	79,688	156,803	(30,944)	339,291	(351,506)	193,332
Cash flows from investing activities:
Capital expenditures	—	—	(54,334)	(453,523)	—	(507,857)
Payments for purchases of licenses	—	—	—	(53,545)	—	(53,545)
Purchases of long-term and short- term investments	—	—	—	(777,677)	—	(777,677)
Proceeds from sales of short-term investments	224,330	—	—	762,861	—	987,191
Investments in subsidiaries	(190,687)	(5,795)	—	—	196,482	—
Intercompany borrowing, capital contribution and other, net	—	—	—	2,260	300	2,560
Total investing cash provided by (used in) continuing operations	33,643	(5,795)	(54,334)	(519,624)	196,782	(349,328)
Total investing cash used in discontinued operations	—	—	—	(13,202)	—	(13,202)
Net cash provided by (used in) investing activities	33,643	(5,795)	(54,334)	(532,826)	196,782	(362,530)
Cash flows from financing activities:
Borrowings under vendor financing	—	—	—	186,179	—	186,179
Repayments under syndicated loan facilities	—	—	—	(40,519)	—	(40,519)
Repayments under import financing loans	—	—	—	(104,680)	—	(104,680)
Repayments of convertible notes	(212,782)	—	—	—	—	(212,782)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions	—	—	190,687	5,795	(196,482)	—
Other, net	(3,981)	(778)	(11,021)	(38,192)	(300)	(54,272)
Total financing cash (used in) provided by continued operations	(216,763)	(151,964)	79,346	(91,417)	154,724	(226,074)
Total financing cash used in discontinued operations	—	—	—	(99,092)	—	(99,092)
Net cash (used in) provided by financing activities	(216,763)	(151,964)	79,346	(190,509)	154,724	(325,166)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	696	—	696
Change in cash and cash equivalents held for sale	—	—	—	(24,418)	—	(24,418)
Net decrease in cash and cash equivalents	(103,432)	(956)	(5,932)	(407,766)	—	(518,086)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,258,929	—	2,310,659
Cash and cash equivalents, end of period	$938,926	$—	$2,484	$851,163	$—	$1,792,573

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2013 and December 31, 2012 and our consolidated results of operations for the three- and six-month periods ended June 30, 2013 and 2012; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the three months ended March 31, 2013, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile.

Discontinued Operations

In April 2013, we entered into a stock purchase agreement with Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., both of which are companies existing under Chilean law and which we refer to collectively as Entel, and our wholly-owned subsidiaries, NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., both of which are companies existing under Spanish law and which we refer to collectively as the selling subsidiaries. Pursuant to the stock purchase agreement, Entel agreed to purchase all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru.

The stock purchase agreement provides that Entel will acquire all of the outstanding equity interests in Nextel Peru for an estimated purchase price of $400.0 million based upon the timing of the completion of the transaction. This purchase price assumes that Nextel Peru is sold net of cash and debt and is subject to adjustment based on changes in Nextel Peru's cash and debt balances and in its net working capital. The stock purchase agreement provides that up to $65.0 million of the purchase price will be deposited and held in escrow to secure specified obligations of the selling subsidiaries. In addition, we have agreed that we and our affiliates will not provide wireless services in Peru for a period of three years, subject to specified exceptions. We expect this transaction to close later this year.

In connection with the agreement to sell Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations, and the assets and liabilities of this business have been reclassified as held for sale for all periods presented. Unless otherwise noted, amounts included in the following results of operations discussions exclude amounts attributable to discontinued operations.
Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our Nextel Direct Connect® feature, and our high level of customer service. As we deploy our next generation networks using wideband code division multiple access, or WCDMA, technology in our markets, we plan to extend our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina and Chile with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper classes and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our new WCDMA-based networks are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our mobile services on our 800 MHz spectrum holdings in all of our markets. Our next generation networks utilize WCDMA technology, which is a standards-based technology that has been deployed by carriers throughout the world. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone service;

•	push-to-talk services, including Nextel Direct Connect®, Prip® and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•
value-added services, including text messaging services; mobile internet services; e-mail services; location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the Android open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	international voice and data roaming services.
Our deployment of WCDMA-based networks enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These new networks will also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. We currently offer services supported by our WCDMA-based network in about 100 cities in Mexico, including Mexico City, Guadalajara, Monterrey, Cancun and in cities located near the Mexico/U.S. border, and we expect this new network to reach coverage parity with our iDEN network in Mexico in the third quarter of 2013. In Brazil, we are currently offering services supported by our WCDMA-based network in over 30 cities, including cities in and around Sao Paulo. We also plan to expand the coverage and quality of our new networks in Brazil and Mexico throughout 2013. We also offer service on our WCDMA-based network in Chile.
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

•
offering a broad array of differentiated services and devices that build upon and complement our push-to-talk services, including Nextel Direct Connect® and Prip® services, which offer instantaneous communication at the touch of a button;

•	building on the strength of the unique positioning of the Nextel brand;

•	capitalizing on the effectiveness and efficiency of our focused and dedicated distribution channels; and

•	offering a superior customer experience.
In pursuit of this goal, we are expanding our distribution and service channels to create more accessible and efficient ways for our subscribers to purchase our services and utilize our subscriber support teams. Historically, we have focused on postpaid rate plans. With the expansion of our target customer base, we have expanded our offers of prepaid rate plans in some of our markets and expect our sales of these types of service plans to increase over time.
We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve or plan to serve, for example by entering into roaming agreements with other wireless carriers or by acquiring additional spectrum licenses.

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
Additionally, we have significant spectrum holdings in the 800 MHz specialized mobile radio, or SMR, spectrum band that support our iDEN networks. Our 800 MHz holdings in each of our markets are as follows:

Country	Amount/Coverage (1) (2)
Brazil	15 MHz nationwide weighted average
Mexico	20 MHz nationwide weighted average
Argentina	20 - 22 MHz nationwide weighted average
Chile	15 MHz nationwide weighted average
_______________________________________
(1) Weighted average coverage is a function of the population in each country, as well as the amount of spectrum. Spectrum amounts vary greatly across regions and cities.
(2) This band was recently standardized and is available for use with long-term evolution, or LTE, technology. The implementation of LTE technology would require support from and actions by the regulators in some of our markets.
We also have additional spectrum holdings in some of our markets, including 20 MHz of 1.8 GHz in Brazil and 10 MHz of 1.9 GHz and 50 MHz of 3.5 GHz in Mexico.
As we make the transition from our iDEN networks to our new WCDMA-based networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico and Chile, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum that is contiguous to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
Focusing on Our Core Markets. We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless customers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA-based networks in our markets, focusing particularly on our key markets in Brazil and Mexico, and to increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA and potential LTE technology, and we expect those investments to continue, particularly in Brazil and Mexico. While these investments are expected to increase our costs and negatively impact our profitability in the near term as we incur the costs of our new networks while building the subscriber base served by them, we believe that over the long term these investments in our new networks will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
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
Finally, as we make the transition to our new networks and implement changes to our business strategy that are designed to improve our operating results while expanding our subscriber base and profitably growing our business, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which, for the first half of 2013, collectively produced $2,231.2 million, or 86%, of our total consolidated operating revenues. While we will also continue to support our operations in our other markets, this change in emphasis makes it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses. Consistent with this change in emphasis, in April 2013, we entered into a stock purchase agreement pursuant to which Entel will purchase all of the outstanding equity interests of Nextel Peru for an estimated purchase price of approximately $400.0 million. See Note 2 to our condensed consolidated financial statements for more information.
Target Customers.  Our main focus is on high value customer segments such as segments that comprise the small, medium and large business markets, as well as certain targeted consumer market segments that value our differentiated wireless communications services, including our push-to-talk services and our high level of customer service. As we deploy our next generation networks, we plan to extend our target market to include additional corporate and business customers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our push-to-talk services. These services provide significant value to our subscribers by allowing instantaneous communication at the touch of a button. In 2012, we began offering Direct Connect push-to-talk service on our WCDMA-based networks as part of our effort to maintain this key point of differentiation. Also, in April 2013, Nextel Mexico began offering a new push-to-talk service, which we refer to as Prip. The Prip service utilizes customized software and network technology, is designed to operate on a wide range of standard smartphones and operates on WiFi, as well as on third and fourth generation networks outside our markets, where data roaming services are available, including in the U.S. The Prip service enables subscribers using the application to communicate using a push-to-talk solution with any other Prip or Direct Connect subscribers on our iDEN and WCDMA networks and with subscribers to Sprint's push-to-talk service. Our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our services.
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
Expanding and Focusing on our Distribution Channels. We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels such as online purchasing, and we are targeting those channels at specific subscriber segments to deliver our service more efficiently and economically. Our direct sales channel primarily focuses on businesses that value our industry expertise and differentiated services, including our ability to design customized business solutions that meet their specific business needs. As we extend our target market to include more consumers, we are expanding our distribution channels to make our services more widely accessible. Our distribution channel expansion will include more retail points-of-sale, including new Nextel stores that will provide not only sales, but also serve as additional points of customer care, collections and brand promotion. We are also expanding our other subscriber-convenient channels, which include telesales and online channels, to give our prospective and existing subscribers easier ways to purchase our services. We are making these investments to more efficiently serve our subscribers and improve the overall productivity of all of our distribution channels and, therefore, we expect to see our average sales and related costs to acquire subscribers decline over time.
Focusing on Major Business Centers.  Because we target high value subscribers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business subscribers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new networks are expected to serve both these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
Preserving Support for iDEN.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect and International Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only widespread, commercially available technology that operates on non-contiguous spectrum and is optimal for operating efficiently on the 800 MHz SMR spectrum that we currently own. Because Motorola Mobility and Motorola Solutions are the sole suppliers of iDEN technology, we are dependent on their support of the evolution of the iDEN technology. In the past, we relied heavily on Motorola Solutions and Motorola Mobility for the development of new features for our iDEN networks and handsets. In recent years, we have slowed the introduction of new updates, thereby relying less on new features and device functionality to support our iDEN network.
Historically, Sprint Corporation, or Sprint, was one of the largest purchasers of iDEN technology and provided significant support with respect to new product development for that technology, but that support declined as Sprint pursued its plans to deactivate its U.S. iDEN network. As a result, in recent years, we have led the majority of all iDEN product and handset development activity in support of our subscribers' needs.
As we make the transition to our new WCDMA-based networks, and with Sprint no longer supporting iDEN in the U.S., the reduction in demand for iDEN network equipment may, over time, make it uneconomic for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN network infrastructure, and it may become more costly for us to continue to support those networks. We also expect that this transition and the reduction in demand for iDEN handsets could affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets beyond their contractual obligations and may also result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks.
With the deactivation of Sprint's iDEN network in June 2013, subscribers using our iDEN network no longer have access to roaming services in the U.S., but continue to be able to use our International Direct Connect service to communicate with Sprint's subscribers in the U.S. who purchase Sprint's push-to-talk service.
Nextel Mexico has taken a number of steps designed to address the impact of Sprint's deactivation of its iDEN network on our subscribers, including:

•	educating subscribers on the impact of the network changes;

•	accelerating the deployment of our WCDMA network in the Mexico/U.S. border region;

•	providing our customers additional network coverage through a roaming agreement with a U.S. carrier;

•	offering service plans designed to encourage our subscribers' migration to new WCDMA handsets; and

•	offering our new Prip service.
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

Unrestricted Subsidiary

In the first quarter of 2013, our Chilean operating segment, which we refer to as Nextel Chile, was designated as an unrestricted subsidiary under the terms of the indentures relating to our senior notes. For the three and six months ended June 30, 2013, Nextel Chile had total operating revenues of $14.6 million and $39.9 million, respectively, segment losses of $39.9 million and $74.4 million, respectively, and net losses of $68.7 million and $135.6 million, respectively. As of June 30, 2013, Nextel Chile had total assets of $179.2 million and total liabilities of $289.2 million.
Subscriber Units in Commercial Service
As we make the transition to our WCDMA-based networks, we will be able to offer a substantially broader range of services and subscriber units that support voice services, including our push-to-talk services, data services and, in some cases, both. In some instances, we offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the flexibility to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device. Because these handsets include two SIM cards and require two contracts, they are reported as two subscribers for regulatory and external reporting purposes consistent with industry practice. Accordingly, each of these dual SIM handsets that are provisioned with two separate SIM cards is included in the table below as two "Subscriber Units in Commercial Service." We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers.
The table below provides an overview of our subscriber units in commercial service in the countries indicated as of June 30, 2013 and December 31, 2012.

	Brazil (1)	Mexico (1)	Argentina	Chile (1)	Total (1)
	(in thousands)
Subscriber units in commercial service — December 31, 2012	3,846.3	3,901.7	1,755.6	198.4	9,702.0
Net subscriber additions	33.3	37.4	131.9	9.7	212.3
Subscriber units in commercial service — June 30, 2013	3,879.6	3,939.1	1,887.5	208.1	9,914.3
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
There have been no material changes to our critical accounting policies and estimates during the three or six months ended June 30, 2013 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, handset insurance, roaming revenues generated from other companies' customers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.
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
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments into U.S. dollars using the average exchange rates for the three and six months ended June 30, 2013 and 2012. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods.

	Three Months Ended June 30,
	2013	2012	Percent Change
Brazilian real	2.07	1.96	(5)%
Mexican peso	12.46	13.51	8%
Argentine peso	5.24	4.45	(18)%
Chilean peso	484.87	496.24	2%

	Six Months Ended June 30,
	2013	2012	Percent Change
Brazilian real	2.03	1.86	(9)%
Mexican peso	12.56	13.27	5%
Argentine peso	5.13	4.40	(17)%
Chilean peso	478.68	492.83	3%

Late in 2012 and continuing into the first half of 2013, foreign currency exchange rates in Brazil and Argentina depreciated in value relative to the U.S. dollar. In addition, foreign currency rates in Mexico depreciated in value relative to the U.S. dollar during 2012 but strengthened during the first half of 2013. The following table presents the currency exchange rates in effect at the end of each of the quarters in 2012, as well as at the end of the first and second quarters of 2013 compared to the prior year. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2012				2013
	March	June	September	December	March	June
Brazilian real	1.82	2.02	2.03	2.04	2.01	2.22
Mexican peso	12.80	13.67	12.92	13.01	12.35	13.19
Argentine peso	4.38	4.53	4.70	4.92	5.12	5.39
Chilean peso	487.44	501.84	473.77	479.96	472.03	507.16

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and six months ended June 30, 2012 to amounts that would have resulted if the average foreign currency rates for the three and six months ended June 30, 2012 were the same as the average foreign currency exchange rates that were in effect for the three and six months ended June 30, 2013; and (ii) by comparing the constant currency financial measures for the three and six months ended June 30, 2012 to the actual financial measures for the three and six months ended June 30, 2013. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings and net loss for the three and six months ended June 30, 2012, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	Three Months Ended June 30, 2013	% of Consolidated Operating Revenues	Three Months Ended June 30, 2012	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,214,174	96%	$1,342,931	95%	$(128,757)	(10)%	(8)%
Handset and accessory revenues	45,386	4%	66,493	5%	(21,107)	(32)%	(30)%
	1,259,560	100%	1,409,424	100%	(149,864)	(11)%	(9)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	393,006	31%	391,915	28%	1,091	—	2%
Cost of handset and accessory sales	233,866	19%	214,094	15%	19,772	9%	4%
	626,872	50%	606,009	43%	20,863	3%	3%
Selling and marketing expenses	160,348	13%	183,287	13%	(22,939)	(13)%	(13)%
General and administrative expenses	337,391	27%	352,070	25%	(14,679)	(4)%	(2)%
Provision for doubtful accounts	34,059	3%	42,070	3%	(8,011)	(19)%	(15)%
Impairment and restructuring charges	1,281	—	9,330	1%	(8,049)	(86)%	(86)%
Depreciation and amortization	181,614	14%	152,939	10%	28,675	19%	20%
Operating (loss) income	(82,005)	(7)%	63,719	5%	(145,724)	(229)%	(227)%
Interest expense, net	(150,242)	(12)%	(80,753)	(6)%	(69,489)	86%	87%
Interest income	8,987	1%	5,925	—	3,062	52%	50%
Foreign currency transaction losses, net	(104,493)	(8)%	(38,757)	(3)%	(65,736)	170%	—
Other expense, net	(8,333)	(1)%	(5,689)	—	(2,644)	46%	24%
Loss from continuing operations before income tax provision	(336,086)	(27)%	(55,555)	(4)%	(280,531)	NM	NM
Income tax provision	(48,770)	(3)%	(29,711)	(2)%	(19,059)	64%	54%
Net loss from continuing operations	(384,856)	(30)%	(85,266)	(6)%	(299,590)	NM	NM
Loss from discontinued operations, net of income taxes	(11,495)	(1)%	(18,245)	(1)%	6,750	(37)%	(37)%
Net loss	$(396,351)	(31)%	$(103,511)	(7)%	$(292,840)	283%	NM
_______________________________________
NM-Not Meaningful

	Six Months Ended June 30, 2013	% of Consolidated Operating Revenues	Six Months Ended June 30, 2012	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,497,250	96%	$2,805,404	95%	$(308,154)	(11)%	(7)%
Handset and accessory revenues	93,149	4%	148,380	5%	(55,231)	(37)%	(34)%
	2,590,399	100%	2,953,784	100%	(363,385)	(12)%	(9)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	792,099	31%	806,778	28%	(14,679)	(2)%	2%
Cost of handset and accessory sales	440,167	17%	424,811	14%	15,356	4%	1%
	1,232,266	48%	1,231,589	42%	677	—	2%
Selling and marketing expenses	304,482	11%	358,302	12%	(53,820)	(15)%	(13)%
General and administrative expenses	674,286	26%	703,136	24%	(28,850)	(4)%	(1)%
Provision for doubtful accounts	50,562	2%	86,900	3%	(36,338)	(42)%	(37)%
Impairment and restructuring charges	125,888	5%	9,330	—	116,558	NM	NM
Depreciation and amortization	364,436	14%	304,022	10%	60,414	20%	24%
Operating (loss) income	(161,521)	(6)%	260,505	9%	(422,026)	(162)%	(165)%
Interest expense, net	(259,904)	(10)%	(163,410)	(6)%	(96,494)	59%	62%
Interest income	15,492	1%	12,078	—	3,414	28%	30%
Foreign currency transaction losses, net	(81,268)	(3)%	(53,304)	(2)%	(27,964)	52%	—
Other expense, net	(13,087)	(1)%	(14,883)	—	1,796	(12)%	(17)%
(Loss) income from continuing operations before income tax provision	(500,288)	(19)%	40,986	1%	(541,274)	NM	NM
Income tax provision	(70,388)	(3)%	(100,401)	(3)%	30,013	(30)%	(29)%
Net loss from continuing operations	(570,676)	(22)%	(59,415)	(2)%	(511,261)	NM	NM
Loss from discontinued operations, net of income taxes	(33,179)	(1)%	(30,507)	(1)%	(2,672)	9%	9%
Net loss	$(603,855)	(23)%	$(89,922)	(3)%	$(513,933)	NM	NM
_______________________________________
NM-Not Meaningful

Our consolidated subscriber base increased by 1% from June 30, 2012 to June 30, 2013. However, consolidated operating revenues on a reported basis for the three and six months ended June 30, 2013 decreased 11% and 12%, respectively, compared to the same periods in 2012, primarily due to the combined impact of lower average revenue per subscriber in local currency and declines in local currency values relative to the U.S. dollar. From both the three and six months ended June 30, 2012 to the same periods in 2013, our consolidated operating revenues decreased 9% on a constant currency basis driven by a decline in our average revenue per subscriber, most significantly in Brazil.
Over the last two years, Nextel Brazil has operated in a competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In the second quarter of 2012, Nextel Brazil modified its subscriber retention initiatives, changed its commission structure and focused on better aligning its subscriber base with the value offered by our services. These measures helped to stabilize Nextel Brazil's average revenue per subscriber during the remainder of 2012. In the fourth quarter of 2012, Nextel Brazil took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which included the implementation of changes to Nextel Brazil's collection and retention policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. These measures helped to reduce Nextel Brazil's provision for doubtful accounts in 2013 compared to 2012.
The wireless market in Brazil continues to be characterized by a highly competitive environment, and we have experienced an increase in customer turnover in Brazil and on a consolidated basis for the second quarter of 2013 compared to the same period in 2012. To compete effectively, Nextel Brazil has introduced more attractive rate plans to new and existing customers, which have increased the pressure on Nextel Brazil's average revenue per subscriber on a local currency basis in the second quarter of 2013 compared to the same period in 2012.
As we continue to build our WCDMA-based networks in Brazil and Mexico, we are incurring incremental expenses, particularly related to cost of service. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of subscribers, but we do not expect a significant increase in operating revenues for services provided using the networks until after these networks reach certain minimum coverage levels that will be sufficient to meet our customers' needs. These additional expenses related to building our WCDMA-based networks, combined with the impact of weaker average foreign currency exchange rates and lower average revenue per subscriber in local currency, led to an increase in our consolidated cost of revenues and general and administrative expenses as percentages of consolidated operating revenues for the three and six months ended June 30, 2013 compared to the same periods in 2012.
During the first half of 2013, our investments in consolidated capital expenditures were $370.7 million, which represents a 35% decrease from the first half of 2012. We plan to continue to invest in the deployment of our WCDMA-based networks throughout the remainder of 2013, with a particular focus on building those networks and improving results in our largest markets in Brazil and Mexico. As a result, we expect our consolidated capital expenditures for the remainder of 2013 to be significant but at lower levels than in 2012.
We plan to continue to support our operations in Argentina and Chile while also exploring strategic options for these markets, such as partnerships, service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. Consistent with this change in emphasis, in April 2013, we entered into a stock purchase agreement pursuant to which Entel will purchase all of the outstanding equity interests of Nextel Peru for an estimated purchase price of approximately $400.0 million. See Note 2 to our condensed consolidated financial statements for more information.
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
In addition, during the first quarter of 2013, we restructured our outsourcing agreements with Nokia Siemens Networks, or NSN, under which NSN provides specified network operations and infrastructure management services. We decided to restructure these agreements to reduce the scope of the services provided by NSN, to facilitate the transition of those services to us and to establish the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, we recognized a non-cash charge of $39.9 million relating to the write-off of the remainder of the prepayment.

1.	Operating revenues

As discussed above, the $128.8 million, or 10%, and $308.2 million, or 11%, decreases in consolidated service and other revenues on a reported basis, and 8% and 7% on a constant currency basis, from the three and six months ended June 30, 2012 to the same periods in 2013 were due to decreases in consolidated average revenue per subscriber caused by an increase in the number of subscribers on lower rate service plans, as well as adjustments to commercial offers in response to a more competitive environment in Brazil. These decreases in consolidated service and other revenues on a reported basis also reflect weaker average foreign currency exchange rates in Brazil and Argentina, which were partially offset by slightly stronger foreign currency exchange rates in Mexico.

2.	Cost of revenues

Consolidated cost of revenues increased $20.9 million, or 3%, on a reported basis, and 3% on a constant currency basis, from the second quarter of 2012 to the second quarter of 2013 primarily as a result of a $37.2 million, or 30%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a substantial increase in the number of consolidated transmitter and receiver sites in service from June 30, 2012 to June 30, 2013. This increase in cost of revenues was also attributable to an increase in consolidated cost of handset and accessory sales as a result of increases in migrations to, and gross subscriber additions on, our WCDMA-based networks, primarily in Mexico. These increases were partially offset by a $32.3 million, or 18%, decrease in consolidated interconnect costs related to lower interconnect minutes of use in Brazil and Mexico, a reduction in mobile termination rates in Brazil and weaker average foreign currency exchange rates in Brazil and Argentina, which were partially offset by slightly stronger foreign currency exchange rates in Mexico.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 43% and 42% in the three and six months ended June 30, 2012 to 50% and 48% in the three and six months ended June 30, 2013 primarily as a result of declines in operating revenues over the same periods.

3.	Selling and marketing expenses

Significant factors contributing to the $22.9 million, or 13%, and $53.8 million, or 15%, decreases in consolidated selling and marketing expenses on a reported basis in the three and six months ended June 30, 2013 compared to the same periods in 2012, and 13% on a constant currency basis over both periods, included $23.4 million, or 48%, and $43.3 million, or 42%, decreases in consolidated indirect commissions, primarily in Mexico and Brazil, resulting from lower commissions per gross subscriber addition and fewer gross subscriber additions through indirect channels, as well as decreases in consolidated advertising expenses, primarily in Brazil, resulting from fewer advertising campaigns launched in 2013 compared to 2012. These decreases were partially offset by increases in consolidated direct commissions, primarily in Mexico, resulting largely from a shift from indirect to direct sales channels in Mexico.

4.	General and administrative expenses

The $14.7 million, or 4%, and $28.9 million, or 4%, decreases in consolidated general and administrative expenses on a reported basis, and 2% and 1% on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily attributable to decreases in consulting and other outside service costs, mostly at the corporate level.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 25% and 24% in the three and six months ended June 30, 2012 to 27% and 26% in the three and six months ended June 30, 2013 primarily as a result of declines in operating revenues over the same periods.

5.	Provision for doubtful accounts

The $8.0 million, or 19%, and $36.3 million, or 42%, decreases in the consolidated provision for doubtful accounts on a reported basis, and 15% and 37% decreases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 largely related to changes made to Nextel Brazil's collection and retention policy and other processes in connection with efforts to deactivate unprofitable customers during the fourth quarter of 2012. These changes resulted in increases in the consolidated provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in the first half of 2013.

6.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in 2013 primarily relate to the discontinuation of our use of certain software relating to customer relationship management and to the restructuring of our outsourcing agreements with Nokia Siemens Networks described above.

7.	Depreciation and amortization

The $28.7 million, or 19%, and $60.4 million, or 20%, increases in consolidated depreciation and amortization on a reported basis, and 20% and 24% increases on a constant currency basis, from the three and six months ended June 30, 2012 to the same periods in 2013 are primarily the result of increases in consolidated property, plant and equipment in service resulting from investments in our new WCDMA-based networks.

8.	Interest expense, net

The $69.5 million, or 86%, and $96.5 million, or 59%, increases in consolidated net interest expense on a reported basis, and 87% and 62% increases on a constant currency basis, from the three and six months ended June 30, 2012 to the same periods in 2013 are primarily related to interest incurred in connection with the issuance of $900.0 million in 11.375% senior notes in February and April 2013 and $700.0 million in 7.875% senior notes in May 2013, as well as lower consolidated capitalized interest.

9.	Foreign currency transaction losses, net

The $65.7 million, or 170%, and $28.0 million, or 52%, increases in consolidated foreign currency losses from the three and six months ended June 30, 2012 to the same periods in 2013 are largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

10.	Income tax provision

The $19.1 million, or 64%, increase in the consolidated income tax provision from the second quarter of 2012 to the same period in 2013 is due to a valuation allowance that was added on the deferred tax assets of one of our Mexican subsidiaries, partially offset by an increase in the deferred tax benefit recognized in Brazil on an increased pre-tax book loss and a reduction in the current tax expense in Mexico and Brazil.

The $30.0 million, or 30%, decrease in the consolidated income tax provision from the six months ended June 30, 2012 to the same period in 2013 is primarily due to a decrease in the current tax expense in Mexico and Brazil and an increase in the deferred tax benefit recognized in Brazil on an increased pre-tax book loss, partially offset by the recognition of a valuation allowance that was added on the deferred tax assets of one of our Mexican subsidiaries.

b.	Nextel Brazil

	June 30, 2013	% of Nextel Brazil’s Operating Revenues	June 30, 2012	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$559,217	97%	$678,642	95%	$(119,425)	(18)%	(13)%
Handset and accessory revenues	19,427	3%	33,879	5%	(14,452)	(43)%	(40)%
	578,644	100%	712,521	100%	(133,877)	(19)%	(14)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	204,989	35%	225,755	31%	(20,766)	(9)%	(5)%
Cost of handset and accessory sales	40,155	7%	55,094	8%	(14,939)	(27)%	(26)%
	245,144	42%	280,849	39%	(35,705)	(13)%	(9)%
Selling and marketing expenses	50,685	9%	59,138	8%	(8,453)	(14)%	(9)%
General and administrative expenses	149,835	26%	153,913	22%	(4,078)	(3)%	3%
Provision for doubtful accounts	25,632	4%	35,124	5%	(9,492)	(27)%	(23)%
Segment earnings	$107,348	19%	$183,497	26%	$(76,149)	(41)%	(37)%
Six Months Ended
Operating revenues
Service and other revenues	$1,175,852	97%	$1,455,558	95%	$(279,706)	(19)%	(12)%
Handset and accessory revenues	38,664	3%	81,263	5%	(42,599)	(52)%	(48)%
	1,214,516	100%	1,536,821	100%	(322,305)	(21)%	(13)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	422,389	35%	476,476	31%	(54,087)	(11)%	(4)%
Cost of handset and accessory sales	90,721	7%	114,043	7%	(23,322)	(20)%	(18)%
	513,110	42%	590,519	38%	(77,409)	(13)%	(7)%
Selling and marketing expenses	95,574	8%	135,622	9%	(40,048)	(30)%	(23)%
General and administrative expenses	307,517	25%	317,069	21%	(9,552)	(3)%	6%
Provision for doubtful accounts	33,324	3%	72,119	5%	(38,795)	(54)%	(50)%
Segment earnings	$264,991	22%	$421,492	27%	$(156,501)	(37)%	(29)%

Nextel Brazil represented 47% of our consolidated operating revenues for the first half of 2013 compared to 52% in the first half of 2012 and comprised 39% of our consolidated subscriber base as of June 30, 2013 compared to 43% as of June 30, 2012.
Over the last two years, Nextel Brazil has operated in a competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In the second quarter of 2012, Nextel Brazil modified its subscriber retention initiatives, changed its commission structure and focused on better aligning its subscriber base with the value offered by our services. Nextel Brazil also introduced new rate plans designed to improve its average revenue per subscriber and made adjustments to its credit procedures, including the implementation of more stringent credit policies for new subscribers. These measures helped to stabilize Nextel Brazil's average revenue per subscriber during the remainder of 2012. In the fourth quarter of 2012, Nextel Brazil took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which resulted in about a 292,000 net subscriber loss during the fourth quarter of 2012. These steps included the implementation of changes to Nextel Brazil's collection and retention policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. These measures helped to reduce Nextel Brazil's provision for doubtful accounts in 2013 compared to 2012.
The wireless market in Brazil continues to be characterized by a highly competitive environment, and we have experienced an increase in customer turnover in Brazil for the second quarter of 2013 compared to the same period in 2012. To compete effectively, Nextel Brazil has introduced more attractive rate plans to new and existing customers, which have increased the pressure on Nextel Brazil's average revenue per subscriber on a local currency basis in the second quarter of 2013 compared to the same period in 2012. We expect that Nextel Brazil will continue to experience lower levels of average revenue per subscriber in local currency for the remainder of 2013 compared to 2012.
We continued to invest in the development of our planned WCDMA-based network in Brazil in the first half of 2013. As a result, Nextel Brazil incurred increased operating expenses, which led to a reduction in Nextel Brazil's segment earnings margin from 27% in the first half of 2012 to 22% in the same period in 2013, and capital expenditures of $212.7 million for the first half of 2013, which represented 57% of our consolidated capital expenditures, compared to 39% of our consolidated capital expenditures in the first half of 2012. We expect the incremental expenses relating to the deployment of the WCDMA-based network in Brazil to continue throughout 2013, but we do not expect a corresponding increase in operating revenues for services provided using the networks until after these networks reach certain minimum coverage levels that will be sufficient to meet our customers' needs.
The average value of the Brazilian real depreciated relative to the U.S. dollar by 5% and 9% during the three and six months ended June 30, 2013 compared to the average values that prevailed during the same periods in 2012. As a result, the components of Nextel Brazil's results of operations for the three and six months ended June 30, 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of the second quarter of 2013 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $76.1 million, or 41%, and $156.5 million, or 37%, on a reported basis, and 37% and 29% on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of the following:

1.	Operating revenues

The $119.4 million, or 18%, and $279.7 million, or 19%, decreases in service and other revenues in the three and six months ended June 30, 2013 compared to the same periods in 2012 are primarily the result of lower average revenues per subscriber in local currency as described above, an 8% decrease in Nextel Brazil's subscriber base at the end of the second quarter of 2013 compared to the end of the second quarter of 2012 due primarily to the actions taken to realign our customer base in the fourth quarter of 2012 and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's total operating revenues decreased 14% and 13% for the three and six month periods ending June 30, 2013 compared to the three and six month periods ending June 30, 2012.

2.	Cost of revenues

The $20.8 million, or 9%, and $54.1 million, or 11%, decreases in cost of service on a reported basis, and 5% and 4% decreases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 is largely due to $22.4 million, or 18%, and $51.2 million, or 19% decreases in interconnect costs related to decreases in interconnect minutes of use and lower mobile termination rates and decreases in service and repair costs caused by the utilization of more refurbished handsets. Despite these decreases, Nextel Brazil's cost of revenues increased as a percentage of operating revenues as a result of the more significant year-over-year decline in operating revenues described above.

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

The $14.9 million, or 27%, and $23.3 million, or 20%, decreases in cost of handset and accessory sales on a reported basis, and 26% and 18% decreases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 is largely due to decreases in handset upgrades, as well as a decrease in average cost per handset upgrade. Additionally, these decreases were partially attributable to decreases in the cost of handsets sold resulting from lower gross subscriber additions in the three and six months ended June 30, 2013 compared to the same periods in 2012.

3.	Selling and marketing expenses

The $8.5 million, or 14%, and $40.0 million, or 30%, decreases in selling and marketing expenses on a reported basis, and 9% and 23% decreases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 are largely due to significantly lower advertising costs resulting from fewer advertising campaigns in the first half of 2013 compared to the same period in 2012 and decreases in commissions and payroll expenses that resulted from lower gross subscriber additions.

4.	Provision for doubtful accounts

The $9.5 million, or 27%, and $38.8 million, or 54%, decreases in provision for doubtful accounts on a reported basis, and 23% and 50% decreases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 is principally a result of the changes made to Nextel Brazil's collection and retention policy and other processes during the fourth quarter of 2012 in connection with the deactivation of unprofitable customers. These changes resulted in an increase in Nextel Brazil's provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in the first half of 2013.

In the first quarter of 2013, we experienced delays in processing billing cycles in Brazil, which resulted in higher accounts receivable balances. In the second quarter of 2013, we implemented improvements to our bill processing that eliminated the delays in the delivery of customer invoices that we experienced during the first quarter of 2013. As a result of these improvements in the second quarter of 2013, our collection of receivables in Brazil increased and our accounts receivable balances decreased from first quarter levels. In an effort to mitigate the impact of bill processing delays on our customers and our collection efforts, we offered extended payment terms to certain of our customers that will continue into the third quarter of 2013. For customers that received these payment extensions and adhered to the extended terms, we temporarily modified certain policies regarding the provision for doubtful accounts in Brazil in order to conform with these extended payment terms. We expect Nextel Brazil's provision for doubtful accounts as a percentage of operating revenues in the remainder of 2013 to be the same as, or decrease from, the level experienced in the second quarter of 2013.

c.	Nextel Mexico

	June 30, 2013	% of Nextel Mexico's Operating Revenues	June 30, 2012	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$492,650	98%	$501,693	96%	$(9,043)	(2)%	(9)%
Handset and accessory revenues	10,047	2%	19,410	4%	(9,363)	(48)%	(52)%
	502,697	100%	521,103	100%	(18,406)	(4)%	(11)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	124,543	25%	103,647	20%	20,896	20%	13%
Cost of handset and accessory sales	162,538	32%	132,281	25%	30,257	23%	13%
	287,081	57%	235,928	45%	51,153	22%	13%
Selling and marketing expenses	80,810	16%	76,271	15%	4,539	6%	(2)%
General and administrative expenses	90,704	18%	76,206	14%	14,498	19%	11%
Provision for doubtful accounts	4,706	1%	4,071	1%	635	16%	7%
Segment earnings	$39,396	8%	$128,627	25%	$(89,231)	(69)%	(72)%
Six Months Ended
Operating revenues
Service and other revenues	$993,657	98%	$1,024,154	96%	$(30,497)	(3)%	(8)%
Handset and accessory revenues	23,054	2%	41,411	4%	(18,357)	(44)%	(47)%
	1,016,711	100%	1,065,565	100%	(48,854)	(5)%	(10)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	247,688	24%	206,783	19%	40,905	20%	15%
Cost of handset and accessory sales	291,068	29%	260,955	25%	30,113	12%	5%
	538,756	53%	467,738	44%	71,018	15%	10%
Selling and marketing expenses	152,435	15%	142,091	13%	10,344	7%	2%
General and administrative expenses	176,054	17%	150,569	14%	25,485	17%	12%
Provision for doubtful accounts	8,841	1%	7,830	1%	1,011	13%	7%
Segment earnings	$140,625	14%	$297,337	28%	$(156,712)	(53)%	(56)%
Nextel Mexico represented 39% of our consolidated operating revenues in the first half of 2013 compared to 36% in the first half of 2012, and comprised 40% of our consolidated subscriber base as of June 30, 2013 compared to 39% as of June 30, 2012.
In September 2012, Nextel Mexico began offering services utilizing its WCDMA-based network in Mexico City and certain other large cities in Mexico, including Mexico City, Guadalajara, Monterrey, León, Cancún and Cozumel. Nextel Mexico's WCDMA-based network uses the HSPA+ version of the WCDMA technology that supports significantly faster data delivery speeds than are available on earlier versions of the technology. As of the end of the second quarter of 2013, Nextel Mexico offered services on its WCDMA-based network in about 100 cities. We expect this new network will reach coverage parity with Nextel Mexico's iDEN network in the third quarter of 2013. Development and deployment of this new network and investments that we are making in improvements to the capacity and quality of our existing iDEN network in Mexico resulted in capital expenditures of $136.5 million for the first half of 2013, which represented 37% of our consolidated capital expenditures. Continued deployment of the new network and other planned network expansions, including investments in other cities in Mexico where we currently only offer iDEN services, will require us to make additional investments in capital expenditures.
Consistent with its previously announced plans, Sprint deactivated its iDEN network in the U.S. on June 30, 2013. As a result, subscribers using our iDEN network no longer have access to roaming services in the U.S. but continue to be able to use our International Direct Connect service to communicate with Sprint's subscribers in the U.S. who purchase Sprint's push-to-talk service supported by their CDMA network. Nextel Mexico has taken a number of steps designed to address the impact of Sprint's deactivation of its iDEN network on our subscribers, including:

•	educating subscribers on the impact of the network changes;

•	accelerating the deployment of our WCDMA network in the Mexico/U.S. border region;

•	providing our customers with additional network coverage through a roaming agreement with a U.S. carrier;

•	offering service plans designed to encourage our subscribers' migration to new WCDMA handsets; and

•	offering our new Prip service.
Despite these efforts, Sprint's deactivation of its iDEN network has resulted in changes to the connections previously available between our subscribers and their contacts in the United States and in our subscribers' ability to use push-to-talk service when roaming in the United States, causing confusion for some of Nextel Mexico's subscribers and an increase in the number of calls to customer service. While Nextel Mexico continues to take actions designed to address the impact of the deactivation of Sprint's iDEN network, differences in the nature and quality of the services that we are able to provide using our WCDMA network compared to services historically available on our iDEN network, particularly in the area near the Mexico/U.S. border, may have a negative impact on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA-based network, which could result in an increase in deactivations and customer turnover.
We expect to continue to incur increased operating expenses in connection with the deployment of our new WCDMA-based network, including cost of service, general and administrative and selling and marketing expenses, but we do not expect a significant increase in operating revenues for services provided using that network until after it reaches certain minimum coverage levels that will be sufficient to meet our customers' needs. As a result of these additional expenses, higher cost of handset and accessory sales and other factors described below, Nextel Mexico's segment earnings margin declined from 25% and 28% in the three and six months ended June 30, 2012 to 8% and 14% in the same periods of 2013.
The average value of the Mexican peso appreciated relative to the U.S. dollar by 8% and 5% during the three and six months ended June 30, 2013 compared to the average values that prevailed during the same periods in 2012. As a result, the components of Nextel Mexico's results of operations for the three and six months ended June 30, 2013, after translation into U.S. dollars, reflect slightly higher revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not appreciated relative to the U.S. dollar.
Nextel Mexico’s segment earnings decreased $89.2 million, or 69%, and $156.7 million, or 53%, on a reported basis, and 72% and 56% on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012, as a result of the following:

1.	Operating revenues

The $9.0 million, or 2%, and $30.5 million, or 3%, decreases in service and other revenues on a reported basis, and 9% and 8% decreases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 are primarily due to declines in average revenue per subscriber on a local currency basis resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico, partially offset by additional revenues generated from a 3% increase in Nextel Mexico's subscriber base from the end of the second quarter of 2012 to the end of the same period in 2013.

2.	Cost of revenues

The $20.9 million, or 20%, and $40.9 million, or 20%, increases in cost of service on a reported basis, and 13% and 15% increases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 are primarily the result of $25.5 million, or 68%, and $44.2 million, or 59%, increases in direct switch and transmitter and receiver site costs resulting from a significant increase in transmitter and receiver sites in service from June 30, 2012 to June 30, 2013 related to the deployment of Nextel Mexico's WCDMA-based network.

The $30.3 million, or 23%, and $30.1 million, or 12%, increases in cost of handset and accessory sales on a reported basis, and 13% and 5% increases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 are largely the result of increases in migrations to, and gross subscriber additions on, Nextel Mexico's WCDMA-based network.

3.	General and administrative expenses

The $14.5 million, or 19%, and $25.5 million, or 17%, increases in general and administrative expenses on a reported basis, and 11% and 12% increases on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012 are primarily the result of increases in customer care expenses necessary to support Nextel Mexico's larger subscriber base and increases in information technology costs associated with the deployment of Nextel Mexico's WCDMA-based network.

d.	Nextel Argentina

	June 30, 2013	% of Nextel Argentina's Operating Revenues	June 30, 2012	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$149,059	91%	$153,532	93%	$(4,473)	(3)%	14%
Handset and accessory revenues	14,902	9%	11,599	7%	3,303	28%	51%
	163,961	100%	165,131	100%	(1,170)	(1)%	17%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	41,343	25%	48,596	30%	(7,253)	(15)%	(9)%
Cost of handset and accessory sales	21,864	14%	20,026	12%	1,838	9%	11%
	63,207	39%	68,622	42%	(5,415)	(8)%	(3)%
Selling and marketing expenses	15,200	9%	19,853	12%	(4,653)	(23)%	(10)%
General and administrative expenses	41,079	25%	38,584	23%	2,495	6%	23%
Provision for doubtful accounts	2,633	1%	2,824	2%	(191)	(7)%	10%
Segment earnings	$41,842	26%	$35,248	21%	$6,594	19%	86%
Six Months Ended
Operating revenues
Service and other revenues	$302,146	91%	$309,853	93%	$(7,707)	(2)%	14%
Handset and accessory revenues	28,839	9%	23,795	7%	5,044	21%	41%
	330,985	100%	333,648	100%	(2,663)	(1)%	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	81,436	25%	97,978	29%	(16,542)	(17)%	(11)%
Cost of handset and accessory sales	43,047	13%	40,366	12%	2,681	7%	8%
	124,483	38%	138,344	41%	(13,861)	(10)%	(6)%
Selling and marketing expenses	29,574	9%	34,608	10%	(5,034)	(15)%	(1)%
General and administrative expenses	77,007	23%	72,361	22%	4,646	6%	22%
Provision for doubtful accounts	5,738	2%	6,338	2%	(600)	(9)%	6%
Segment earnings	$94,183	28%	$81,997	25%	$12,186	15%	69%
Nextel Argentina represented 13% of our consolidated operating revenues in the first half of 2013 compared to 11% for the same period in 2012. In addition, Nextel Argentina comprised 19% of our consolidated subscriber base as of June 30, 2013, a significant portion of which represents subscribers who are utilizing prepaid service plans, compared to 16% as of June 30, 2012. Nextel Argentina generated a segment earnings margin of 28% in the first half of 2013, which is higher than the 25% segment earnings margin generated during the first half of 2012 due to lower cost of service.

Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the three and six months ended June 30, 2013 depreciated relative to the U.S. dollar by 18% and 17% compared to the average values that prevailed during the same periods in 2012. As a result, the components of Nextel Argentina's results of operations for the three and six months ended June 30, 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further devaluation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings increased $6.6 million, or 19%, and $12.2 million, or 15%, on a reported basis, and 86% and 69% on a constant currency basis, in the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily as a result of a $7.3 million, or 15%, and $16.5 million, or 17%, decreases in cost of service on a reported basis, and 9% and 11% on a constant currency basis. This decrease in Nextel Argentina's cost of service was caused by a decrease in service and repair costs resulting from decreased activity under Nextel Argentina's handset maintenance program and lower interconnect costs resulting from decreases in interconnect minutes of use.

e.	Chile and Corporate

	June 30, 2013	% of Chile and Corporate Operating Revenues	June 30, 2012	% of Chile and Corporate Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$14,149	92%	$10,061	80%	$4,088	41%
Handset and accessory revenues	1,266	8%	2,548	20%	(1,282)	(50)%
	15,415	100%	12,609	100%	2,806	22%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	22,265	145%	14,146	112%	8,119	57%
Cost of handset and accessory sales	9,585	62%	7,636	61%	1,949	26%
	31,850	207%	21,782	173%	10,068	46%
Selling and marketing expenses	13,653	89%	28,025	222%	(14,372)	(51)%
General and administrative expenses	58,364	NM	86,856	NM	(28,492)	(33)%
Provision for doubtful accounts	1,088	7%	51	—	1,037	NM
Segment losses	$(89,540)	NM	$(124,105)	NM	$34,565	(28)%
Six Months Ended
Operating revenues
Service and other revenues	$27,459	66%	$17,929	86%	$9,530	53%
Handset and accessory revenues	13,989	34%	2,854	14%	11,135	NM
	41,448	100%	20,783	100%	20,665	99%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	40,915	99%	26,095	126%	14,820	57%
Cost of handset and accessory sales	27,007	65%	10,390	50%	16,617	160%
	67,922	164%	36,485	176%	31,437	86%
Selling and marketing expenses	26,899	65%	45,981	221%	(19,082)	(41)%
General and administrative expenses	117,964	285%	169,053	NM	(51,089)	(30)%
Provision for doubtful accounts	2,659	6%	613	3%	2,046	NM
Segment losses	$(173,996)	NM	$(231,349)	NM	$57,353	(25)%
_______________________________________
NM-Not Meaningful
Although we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds, this "Chile and Corporate" discussion includes our Chilean operations and our corporate operations in the U.S. For the three and six month periods ended June 30, 2013 and 2012, Chile and corporate operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. During 2012, we began offering services on a WCDMA-based network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers.
Segment losses decreased in the three and six months ending June 30, 2013 compared to the same periods in 2012 primarily due to $28.5 million, or 33%, and $51.1 million, or 30%, decreases in general and administrative expenses. These decreases in general and administrative expenses were largely the result of $11.8 million, or 61%, and $21.5 million, or 58%, decreases in information technology costs at the corporate level and $9.0 million, or 24%, and $18.2 million, or 25%, decreases in consulting and other outside service costs at the corporate level.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of June 30, 2013, we had working capital, which is defined as total current assets less total current liabilities, of $2,374.3 million, a $799.3 million increase compared to working capital of $1,575.0 million as of December 31, 2012, primarily due to higher cash balances resulting from the $893.3 million in net cash proceeds we received in connection with the issuance of $900.0 million in aggregate principal amount of 11.375% senior notes in February and April 2013.
As of June 30, 2013, our working capital includes $1,463.3 million in cash and cash equivalents, of which $210.4 million was held in currencies other than U.S. dollars, with 62% of that amount held in Argentine pesos and 25% of that amount held in Mexican pesos. As of June 30, 2013, our working capital also included $318.4 million in short-term investments. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

As of June 30, 2013, our sources of funding included our cash, cash equivalent and short-term investment balances, up to $382.5 million available under our equipment financing facilities in Brazil and Mexico and other anticipated future cash flows from our operations. In April 2013, we entered into a stock purchase agreement pursuant to which Entel will purchase all of the outstanding equity interests of Nextel Peru for an estimated purchase price of approximately $400.0 million, which, when completed, will provide additional funding for our business. We plan to continue to evaluate funding opportunities, including the potential sale of towers or other transmitter and receiver sites in Brazil and Mexico planned for 2013, strategic transactions with respect to our operations in Argentina and Chile, and, if appropriate, access the credit and capital markets in order to support our business plans, reduce our capital costs, optimize our capital structure and maintain or enhance our liquidity position.
Cash Flows

	Six Months Ended June 30,		Change
	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of period	$1,371,173	$2,310,659	$(939,486)
Net cash (used in) provided by operating activities	(40,306)	193,332	(233,638)
Net cash used in investing activities	(647,818)	(362,530)	(285,288)
Net cash provided by (used in) financing activities	821,488	(325,166)	1,146,654
Effect of exchange rate changes on cash and cash equivalents	(18,156)	696	(18,852)
Change in cash and cash equivalents held for sale	(23,127)	(24,418)	1,291
Cash and cash equivalents, end of period	$1,463,254	$1,792,573	$(329,319)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $40.3 million of cash in our operating activities during the first half of 2013, a $233.6 million, or 121%, decrease from the net cash provided by operating activities in the same period in 2012, due primarily to increased operating losses.

We used $647.8 million of cash in our investing activities during the first half of 2013, a $285.3 million, or 79%, increase from the same period in 2012, primarily due to a $363.2 million increase in net purchases of investments, partially offset by a $99.1 million decrease in cash capital expenditures due to lower investments in our iDEN networks and in our WCDMA-based network in Chile.

Our financing activities provided us with $821.5 million of cash during the first half of 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, partially offset by $621.8 million used to repay our bank loan in Mexico and one of our bank loans in Brazil and $37.4 million to repay our import financing loans in Brazil. We used $325.2 million of cash in our financing activities during the first half of 2012 in connection with the purchase of $212.8 million face amount of our 3.125% convertible notes and the principal repayment of $104.7 million under our import financing loans, primarily in Brazil.

Future Capital Needs and Resources
Our business strategy contemplates the deployment and expansion of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, we currently offer services supported by our WCDMA-based network in about 100 cities in Mexico, including Mexico City, Guadalajara, Monterrey, Cancun and in cities located near the Mexico/U.S. border, and we expect this new network to reach coverage parity with our iDEN network in Mexico in the third quarter of 2013. In Brazil, we are currently offering services supported by our WCDMA-based network in over 30 cities, including cities in and around Sao Paulo. We also plan to expand the coverage and quality of our new networks in Brazil and Mexico throughout 2013. We also offer service on our WCDMA-based network in Chile. We expect our consolidated capital expenditures for the remainder of 2013 to be significant, but at lower levels than in 2012. The amount and timing of those additional capital expenditures is dependent on, among other things, our business plans and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of these new networks.
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
Other than the issuance of the 7.875% notes in May 2013, the issuance of the 11.375% notes in February 2013 and April 2013 and the repayment of our Mexican peso-denominated bank loan in Mexico, one of our Brazilian real-denominated bank loans in Brazil and all of our import financing loans in Brazil, during the three and six months ended June 30, 2013, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2012.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $370.7 million for the first half of 2013 and $570.9 million for the first half of 2012. In each of these periods, a substantial portion of our capital expenditures went to the deployment of our WCDMA-based networks in Brazil and Mexico.
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
Future Outlook.  As of June 30, 2013, our current sources of funding include $1,463.3 million in cash and cash equivalents, $318.4 million in short-term investments and $382.5 million in additional availability under our existing equipment financing facilities. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan.
Recently, our results of operations, including our operating cash flows, have been negatively affected by continued competitive pressures, the depreciation of local currencies and increased costs to support our larger WCDMA-based networks. While we believe our currently available sources of funding will be adequate to allow us to execute our business plan for the next couple of years, if we are unable to significantly improve our operating cash flows over the long term, we will need to seek additional sources of financing to fund our operations and execute our business strategy as contemplated by our business plan. The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness.
To meet our future funding needs and maintain or enhance our liquidity position, we will continue to evaluate and pursue, various financing alternatives, including the potential sale of certain towers and other transmitter and receiver sites in Brazil and Mexico and strategic transactions with respect to our operations in Argentina and Chile, as well as proceeds from potential debt and equity offerings. We expect to continue to obtain additional funding using one or more of these alternatives. The indentures governing our 7.875% notes and our 11.375% notes restrict our ability to make upstream payments to NII Holdings, Inc., other than payments for interest on existing NII Capital Corp. notes and operating expenses of NII Holdings, Inc. In addition, some of the agreements relating to our existing financing arrangements include terms that impose restrictions relating to, among other things, our ability to incur additional debt financing, and require us to maintain specified financial ratios that could affect the financing alternatives available to us at any given time. These restrictions limit our ability to incur additional indebtedness in the future depending upon our operating results and the levels of financing that we have outstanding. If these restrictions do not allow us to borrow funds needed to support our business plan or if we are otherwise unable to borrow funds, we would need to consider changes to our business plan or other strategic alternatives in order to raise additional funding or reduce our funding needs, including by limiting our capital expenditures. In those circumstances, we would also consider seeking modifications to our financing agreements that would allow us to incur additional indebtedness. Any indebtedness that we may incur in the coming years may be significant.
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
From time to time in recent years, volatile market conditions in debt and equity markets in the U.S. and global markets have had an adverse impact on the amount and terms of financing available to corporate borrowers. Volatility in the capital markets could result in declines in the availability of funding, which could make it more difficult or more costly for us to raise additional capital in order to meet our future funding needs, and the related additional costs and terms of any financing we raise could impose restrictions that limit our flexibility in responding to business conditions and our ability to obtain additional financing. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face could intensify. See "Item 1A. Risk Factors" included in our annual report on Form 10-K.

Effect of New Accounting Standards
There were no new accounting standards issued during the three or six months ended June 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

In May 2013, we issued a new series of U.S. dollar-denominated fixed rate senior notes with $700.0 million aggregate principal amount due at maturity that bear interest at a rate of 7.875% per year, which is payable semi-annually on February 15 and August 15, beginning on August 15, 2013. The notes will mature on August 15, 2019 when the entire principal amount will be due. We utilized substantially all of the net proceeds from this offering to repay in full our Mexican peso-denominated bank loan in Mexico, one of our Brazilian real-denominated bank loans in Brazil and all of our import financing loans in Brazil. In addition, in February 2013 and April 2013, we issued a series of U.S. dollar-denominated fixed rate senior notes with $750.0 million and $150.0 million in aggregate principal amount, respectively, due at maturity that bear interest at a rate of 11.375% per year, which is payable semi-annually on February 15 and August 15, beginning on August 15, 2013. The notes will mature on August 15, 2019 when the entire principal amount will be due. Other than the issuance of these notes, the repayment of our bank loans in Mexico and Brazil and the repayment of all of our import financing loans in Brazil, during the three or six months ended June 30, 2013, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2012.

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

As of June 30, 2013, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting in our Brazil operating segment. The material weaknesses we identified, which are more fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2012, relate to the inadequate design and operation of controls to provide reasonable assurance that the accounting for non-income based taxes and related disclosures relating to our Brazil segment were prepared in accordance with generally accepted accounting principles in the United States of America, as well as to our inability to maintain a sufficient complement of resources in our Brazil segment's accounting department with the appropriate level of experience and training, commensurate with our structure and financial reporting requirements.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 28, 2013.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 - April 30, 2013	139,060	(1)	$7.91	139,060
May 1, 2013 - May 31, 2013	—		—	—
June 1, 2013 - June 30, 2013	—		—	—
Total	139,060	(1)	7.91	139,060	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, effective May 22, 2013 (incorporated by reference to Exhibit 3.1 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).
3.2	Fourth Amended and Restated Bylaws, effective May 22, 2013 (incorporated by reference to Exhibit 3.2 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).
4.1
First Supplemental Indenture governing our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to NII Holdings, Inc. Form 8-K filed on April 15, 2013).

4.2
Registration Rights Agreement related to our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 4.3 to NII Holdings, Inc. Form 8-K filed on April 15, 2013).

4.3
Indenture governing our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).

4.4
Registration Rights Agreement related to our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).

10.1
Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, Inc. dated as of April 4, 2013 (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on April 5, 2013).

10.2+	Offer Letter dated April 30, 2013 from NII Holdings, Inc. to Steven M. Shindler (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on May 2, 2013).
10.3+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings, Inc. Form 8-K filed on May 2, 2013).
10.4+	Waiver Letter dated May 13, 2013 from Steven M. Shindler (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on May 13, 2013).
10.5+	International Assignment Agreement between NII Holdings, Inc. and Gokul Hemmady (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on July 12, 2013).
12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ + Indicates Management Compensatory Plan, Contract or Arrangement. * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DONALD NEFF

Donald Neff
Vice President, Finance Operations and Controller
(on behalf of the registrant and as chief accounting officer)
Date: August 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, effective May 22, 2013 (incorporated by reference to Exhibit 3.1 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).
3.2	Fourth Amended and Restated Bylaws, effective May 22, 2013 (incorporated by reference to Exhibit 3.2 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).
4.1
First Supplemental Indenture governing our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to NII Holdings, Inc. Form 8-K filed on April 15, 2013).

4.2
Registration Rights Agreement related to our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 4.3 to NII Holdings, Inc. Form 8-K filed on April 15, 2013).

4.3
Indenture governing our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).

4.4
Registration Rights Agreement related to our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to NII Holdings, Inc. Form 8-K filed on May 23, 2013).

10.1
Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, Inc. dated as of April 4, 2013 (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on April 5, 2013).

10.2+	Offer Letter dated April 30, 2013 from NII Holdings, Inc. to Steven M. Shindler (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on May 2, 2013).
10.3+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings, Inc. Form 8-K filed on May 2, 2013).
10.4+	Waiver Letter dated May 13, 2013 from Steven M. Shindler (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on May 13, 2013).
10.5+	International Assignment Agreement between NII Holdings, Inc. and Gokul Hemmady (incorporated by reference to Exhibit 10.1 to NII Holdings, Inc. Form 8-K filed on July 12, 2013).
12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ + Indicates Management Compensatory Plan, Contract or Arrangement. * Submitted electronically herewith.