Form 10-Q
period 2013-09-30
NII HOLDINGS INC
filed 2013-10-31
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 28, 2013
Common Stock, $0.001 par value per share	172,438,555

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$1,578,638	$1,371,173
Short-term investments	318,717	204,834
Accounts receivable, less allowance for doubtful accounts of $74,623 and $108,676	599,083	674,459
Handset and accessory inventory	385,438	323,329
Deferred income taxes, net	221,583	175,753
Assets held for sale	—	97,393
Prepaid expenses and other	433,385	488,091
Total current assets	3,536,844	3,335,032
Property, plant and equipment, net	3,356,327	3,531,271
Intangible assets, net	1,042,384	1,125,382
Deferred income taxes, net	419,917	367,181
Assets held for sale	—	400,300
Other assets	520,136	463,911
Total assets	$8,875,608	$9,223,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$313,577	$424,177
Accrued expenses and other	989,207	969,793
Deferred revenues	134,482	144,105
Current portion of long-term debt	93,297	94,039
Liabilities held for sale	—	127,911
Total current liabilities	1,530,563	1,760,025
Long-term debt	5,697,760	4,765,505
Deferred revenues	11,972	14,007
Deferred tax liabilities	103,249	58,189
Liabilities held for sale	—	12,735
Other long-term liabilities	314,300	296,168
Total liabilities	7,657,844	6,906,629
Commitments and contingencies (Note 6)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2013 and 2012, no shares issued or outstanding — 2013 and 2012	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2013 and 2012, 172,438 shares issued and outstanding — 2013, 171,653 shares issued and outstanding — 2012	172	171
Paid-in capital	1,504,640	1,481,662
Retained earnings	554,260	1,458,056
Accumulated other comprehensive loss	(841,308)	(623,441)
Total stockholders’ equity	1,217,764	2,316,448
Total liabilities and stockholders’ equity	$8,875,608	$9,223,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues
Service and other revenues	$1,054,248	$1,341,481	$3,551,498	$4,146,885
Handset and accessory revenues	47,017	65,886	140,166	214,266
	1,101,265	1,407,367	3,691,664	4,361,151
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	364,437	370,060	1,156,536	1,176,838
Cost of handsets and accessories	217,117	209,279	657,284	634,090
Selling, general and administrative	456,412	545,551	1,435,180	1,606,989
Provision for doubtful accounts	25,861	43,119	76,423	130,019
Impairment and restructuring charges	21,341	13,983	147,229	23,313
Depreciation	162,665	150,706	496,200	437,108
Amortization	16,189	14,415	47,090	32,035
	1,264,022	1,347,113	4,015,942	4,040,392
Operating (loss) income	(162,757)	60,254	(324,278)	320,759
Other expense
Interest expense, net	(134,962)	(103,880)	(394,866)	(267,290)
Interest income	9,289	13,227	24,781	25,305
Foreign currency transaction (losses) gains, net	(4,835)	10,730	(86,103)	(42,574)
Other income (expense), net	4,472	(7,340)	(8,615)	(22,223)
	(126,036)	(87,263)	(464,803)	(306,782)
(Loss) income from continuing operations before income tax provision	(288,793)	(27,009)	(789,081)	13,977
Income tax provision	(4,338)	(34,669)	(74,726)	(135,070)
Net loss from continuing operations	(293,131)	(61,678)	(863,807)	(121,093)
Loss from discontinued operations, net of income taxes	(6,810)	(20,740)	(39,989)	(51,247)
Net loss	$(299,941)	$(82,418)	$(903,796)	$(172,340)

Net loss from continuing operations, per common share, basic and diluted	$(1.70)	$(0.36)	$(5.02)	$(0.71)
Net loss from discontinued operations, per common share, basic and diluted	(0.04)	(0.12)	(0.23)	(0.30)
Net loss, per common share, basic and diluted	$(1.74)	$(0.48)	$(5.25)	$(1.01)
Weighted average number of common shares outstanding, basic and diluted	172,438	$171,632	172,116	171,448

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(20,129)	$56,221	$(218,306)	$(61,222)
Other	4,231	(659)	439	(2,319)
Other comprehensive (loss) income	(15,898)	55,562	(217,867)	(63,541)
Net loss	(299,941)	(82,418)	(903,796)	(172,340)
Total comprehensive loss	$(315,839)	$(26,856)	$(1,121,663)	$(235,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Nine Months Ended September 30, 2013 (in thousands) Unaudited

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	171,653	$171	$1,481,662	$1,458,056	$(623,441)	$2,316,448
Net loss	—	—	—	(903,796)	—	(903,796)
Other comprehensive loss	—	—	—	—	(217,867)	(217,867)
Share-based payment expense	—	—	26,737	—	—	26,737
Issuance of restricted stock and exercise of stock options	785	1	—	—	—	1
Other	—	—	(3,759)	—	—	(3,759)
Balance, September 30, 2013	172,438	$172	$1,504,640	$554,260	$(841,308)	$1,217,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013 and 2012 (in thousands) Unaudited

	2013	2012
Cash flows from operating activities:
Net loss	$(903,796)	$(172,340)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	39,989	51,247
Amortization of debt discount and financing costs	34,500	15,824
Depreciation and amortization	543,290	469,143
Provision for losses on accounts receivable	76,423	130,019
Foreign currency transaction losses, net	86,103	42,574
Impairment charges, restructuring charges and losses on disposals of fixed assets	143,405	32,298
Deferred income tax provision (benefit)	38,172	(17,218)
Share-based payment expense	27,628	39,276
Other, net	47,839	24,980
Change in assets and liabilities:
Accounts receivable, gross	(57,779)	(97,536)
Handset and accessory inventory	(84,634)	22,774
Prepaid expenses and other	(32,763)	(247,660)
Other long-term assets	(32,012)	(53,553)
Accounts payable, accrued expenses and other	(21,922)	49,070
Total operating cash (used in) provided by continuing operations	(95,557)	288,898
Total operating cash (used in) provided by discontinued operations	(7,160)	14,093
Net cash (used in) provided by operating activities	(102,717)	302,991
Cash flows from investing activities:
Capital expenditures	(551,953)	(784,364)
Purchases of long-term and short-term investments	(1,772,379)	(1,157,600)
Proceeds from sales of long-term and short-term investments	1,619,551	1,382,328
Payments for acquisitions, purchases of licenses, capitalized interest and other	(59,280)	(84,656)
Total investing cash used in continuing operations	(764,061)	(644,292)
Total investing cash provided by (used in) discontinued operations	276,695	(22,563)
Net cash used in investing activities	(487,366)	(666,855)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	1,600,000	—
Borrowings under equipment financing facilities	110,157	222,494
Repayments of convertible notes	—	(212,782)
Repayments of bank loans, equipment financing facilities and other	(864,019)	(283,435)
Other, net	(20,044)	(22,508)
Total financing cash provided by (used in) continuing operations	826,094	(296,231)
Total financing cash used in discontinued operations	(2,363)	(99,843)
Net cash provided by (used in) financing activities	823,731	(396,074)
Effect of exchange rate changes on cash and cash equivalents	(38,501)	5,038
Change in cash and cash equivalents held for sale	12,318	(19,345)
Net increase (decrease) in cash and cash equivalents	207,465	(774,245)
Cash and cash equivalents, beginning of period	1,371,173	2,310,659
Cash and cash equivalents, end of period	$1,578,638	$1,536,414

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss.    The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Cumulative foreign currency translation adjustment	$(834,684)	$(616,378)
Other	(6,624)	(7,063)
	$(841,308)	$(623,441)
Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$551,953	$784,364
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	49,606	152,575
	$601,559	$936,939
Interest costs
Interest expense, net	$394,866	$267,290
Interest capitalized	64,433	98,616
	$459,299	$365,906
For the nine months ended September 30, 2013, we had $145.1 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the nine months ended September 30, 2012, we had $189.7 million in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the three and nine months ended September 30, 2013, we recognized $36.9 million and $130.0 million, respectively, in revenue-based taxes and other excise taxes. For the three and nine months ended September 30, 2012, we recognized $50.8 million and $161.3 million, respectively, in revenue-based taxes and other excise taxes.

Impairment and Restructuring Charges. In September 2013, Nextel Mexico recognized $8.6 million in restructuring charges related to the separation of employees in conjunction with actions taken to realign staffing and other resources and reduce general and administrative expenses in our Mexican operating company.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also recognized a $5.9 million asset impairment at the corporate level in September 2013 related to the discontinuation of the development of certain network features.

In August 2013, we recognized $6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings.

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

In the second and third quarters of 2012, we recognized $23.3 million in non-cash impairment charges related to the write-off of two of our technology projects, the majority of which was at the corporate level.

Total impairment and restructuring charges for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Brazil	$—	$2,168	$23,814	$2,437
Mexico	8,598	173	29,684	439
Argentina	—	—	3,779	73
Chile	—	—	33,709	527
Corporate	12,743	11,642	56,243	19,837
Total impairment and restructuring charges	$21,341	$13,983	$147,229	$23,313
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
As presented for the three and nine months ended September 30, 2013 and 2012, our calculation of diluted net loss per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans or common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity on June 30, 2012 since their effect would have been antidilutive to our net loss per common share for those periods. For the three and nine months ended September 30, 2013, we did not include 12.8 million or 12.3 million stock options, respectively, and 3.5 million or 2.5 million in restricted stock, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

share for those periods. For the three and nine months ended September 30, 2012, we did not include 13.9 million or 13.3 million stock options, respectively, and 2.9 million or 2.0 million in restricted stock, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  There were no new accounting standards issued during the three or nine months ended September 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Note 2.	Significant Transactions
In August 2013, Nextel Brazil and Nextel Mexico agreed to sell 2,790 and 1,666 transmitter and receiver sites, respectively, to American Tower Corporation in two separate transactions for total estimated proceeds based on current foreign currency exchange rates of $432.3 million and $391.2 million, respectively, subject to certain adjustments, including adjustments based on the actual number of towers sold. Both Nextel Brazil and Nextel Mexico agreed to lease these sites from American Tower for a minimum initial lease term of 12 years with optional additional renewals. NII International Telecom, S.C.A., or NIIT, which is an indirect subsidiary of NII Holdings, Inc., agreed to provide certain credit support with respect to the lease obligations of Nextel Brazil. The transaction agreements provide that all payments, including the purchase price and site rental, will be made in local currencies. As a result, the estimated U.S. dollar-denominated proceed amounts are subject to changes in the values of the local currencies relative to the U.S. dollar. We expect the initial closings to include about 4,000 transmitter and receiver sites, which will be followed by subsequent closings as certain closing requirements relating to the remaining sites are satisfied. The agreement with American Tower provides for a post-closing period during which certain adjustments can be made to the purchase price of each transferred site based on the verification of information relevant to that site. During this post-closing adjustment period, the proceeds from these transactions will be accounted for under the deposit method and payments received from American Tower will be recorded as a deposit liability. After any price adjustments are determined, we will calculate the gain on the sale of the sites, which will be recognized over the lease term.

Note 3.	Discontinued Operations

Sale of Nextel Peru. On August 19, 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., both of which are companies existing under Spanish law, completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., both of which are companies existing under Chilean law and which we refer to collectively as Entel, for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. The aggregate value we received reflects estimated adjustments for cash, debt and working capital balances as of the closing date and is subject to post-closing working capital adjustments. In connection with the disposal of our Nextel Peru operation, we recognized losses of $1.4 million and $2.7 million for the three and nine months ended September 30, 2013. We also entered into a transition services agreement, pursuant to which we and our subsidiaries will provide certain services to Entel in order to facilitate the transition of Nextel Peru. For the year ended December 31, 2012, Nextel Peru had total operating revenues of $343.3 million.

In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of loss from discontinued operations related to Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$39,783	$84,529	$204,982	$259,718
Operating expenses	(43,915)	(112,812)	(239,915)	(331,478)
Other (expense) income, net	(1,283)	515	(1,501)	1,363
Loss before income tax provision	(5,415)	(27,768)	(36,434)	(70,397)
Income tax benefit (provision)	—	7,028	(900)	19,150
	(5,415)	(20,740)	(37,334)	(51,247)
Loss on disposal of Nextel Peru	(1,395)	—	(2,655)	—
Loss from discontinued operations, net of income taxes	$(6,810)	$(20,740)	$(39,989)	$(51,247)

The components of assets and liabilities classified as held for sale as of December 31, 2012 consisted of the following (in thousands):

December 31, 2012
ASSETS
Cash and cash equivalents	$12,318
Accounts receivable, less allowance for doubtful accounts of $4,245	31,278
Handset and accessory inventory	26,375
Prepaid expenses and other	27,422
Property, plant and equipment, net	353,676
Intangible assets, net	39,290
Other assets	7,334
Total assets	$497,693
LIABILITIES
Accounts payable	$61,365
Accrued expenses and other	45,995
Deferred revenues	17,346
Current portion of long-term debt	3,205
Long-term debt	3,453
Other long-term liabilities	9,282
Total liabilities	$140,646

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Debt

	September 30, 2013	December 31, 2012
	(in thousands)
NII Capital Corp. senior notes, net	$2,728,279	$2,725,303
NII International Telecom, S.C.A. senior notes, net	1,610,290	—
Bank loans	503,446	1,190,980
Equipment financing	583,709	557,043
Capital leases and tower financing obligations	364,947	346,879
Brazil import financing	—	37,422
Other	386	1,917
Total debt	5,791,057	4,859,544
Less: current portion	(93,297)	(94,039)
	$5,697,760	$4,765,505
Senior Notes.
7.875% Senior Notes due 2019. In May 2013, we issued $700.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 7.875% notes, for which we received $691.7 million in net cash proceeds, after deducting $8.3 million of initial purchasers' discounts, commissions and offering costs that we are amortizing into interest expense over the six-year term of the notes. We utilized substantially all of the net proceeds from this offering to repay in full our Mexican peso-denominated bank loan in Mexico, one of our Brazilian real-denominated bank loans in Brazil and all of our import financing loans in Brazil. The remainder of the proceeds from this offering will be used to repay certain other Brazil bank loans. Substantially all of the repayments were completed at the end of the third quarter of 2013. We have submitted our intent to repay the remaining $36.7 million, but the completion of this repayment is subject to certain administrative processes in Brazil. In connection with these repayments, we expensed $6.5 million in unamortized deferred financing costs and recognized an immaterial loss on extinguishment of debt.
The 7.875% notes are senior unsecured obligations of NIIT, which is an indirect subsidiary of NII Holdings, Inc., and are guaranteed by NII Holdings, Inc. This guarantee is full and unconditional; however, NII Holdings, Inc. is not subject to any of the restrictive covenants in the indenture governing the 7.875% notes. Subject to certain exceptions, the 7.875% notes rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of NIIT and NII Holdings, Inc., including the 11.375% notes described below, and are effectively junior to all existing and future secured indebtedness of NIIT and NII Holdings, Inc. to the extent of the assets securing that indebtedness. In addition, the notes are effectively senior to all of NII Capital Corp.'s unsecured indebtedness. No subsidiaries of NIIT guarantee the notes. As a result, the notes are structurally subordinated to all existing and future liabilities and obligations of the subsidiaries of NIIT. The notes bear interest at a rate of 7.875% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013, and will mature on August 15, 2019.
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
In addition, in accordance with the indenture governing the 7.875% notes, if we have not repaid or refinanced the $800.0 million outstanding of our existing 10.0% senior notes due 2016 on or prior to May 15, 2016, NIIT will be required to offer to repurchase all of the 7.875% notes at a price equal to 100% of the principal amount.
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
11.375% Senior Notes due 2019. In February 2013, we issued $750.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 11.375% notes, for which we received $733.5 million in net cash proceeds, after deducting $16.5 million of commissions and offering costs that we are amortizing into interest expense over the six-year term of the notes. In April 2013, we issued an additional $150.0 million aggregate principal amount of the 11.375% notes at a premium with an issue price of 107.25% of the principal amount of the notes plus accrued interest from February 19, 2013. In connection with this transaction, we received net cash proceeds of $159.8 million, after deducting $0.8 million in commissions and offering costs. The 11.375% notes issued in April 2013 are fully fungible with, rank equally with and form a single series with the 11.375% notes issued in February 2013.
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
In addition, in accordance with the indenture governing the 11.375% notes, if we have not repaid or refinanced the $800.0 million outstanding of our existing 10.0% senior notes due 2016 on or prior to May 15, 2016, NIIT will be required to offer to repurchase all of the 11.375% notes at a price equal to 100% of the principal amount.
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
Equipment Financing.
During the third quarter of 2013, Nextel Brazil and Nextel Mexico entered into amendments to their existing U.S. dollar-denominated loan agreements with the China Development Bank under which Nextel Brazil is able to borrow up to $500.0 million and Nextel Mexico is able to borrow up to $375.0 million to finance infrastructure equipment and certain other costs related to the deployment of their WCDMA-based networks. These amendments adjust certain financial covenants through June 30, 2015 in order to provide Nextel Brazil and Nextel Mexico greater operating flexibility, provide for a parent company guarantee from NII Holdings during this period, add a requirement that the net proceeds received from the sale of our transmitter and receiver sites described in Note 2 above remain in the respective markets and establish a minimum level of cash and cash equivalents to be held in each market.
Convertible Notes.
3.125% Convertible Notes.  During the three months ended March 31, 2012, we purchased $74.0 million face amount of our 3.125% convertible notes through a combination of open market purchases and private transactions for an aggregate purchase price of $74.4 million, plus accrued interest. The remaining principal balance of our 3.125% convertible notes matured on June 15, 2012.
Adoption of Authoritative Guidance on Convertible Debt Instruments.  We were required to separately account for the debt and equity components of our former 3.125% convertible notes in a manner that reflected our nonconvertible debt (unsecured debt) borrowing rate. Because our 3.125% convertible notes matured in June 2012, there was no remaining value of the debt and equity components of our 3.125% convertible notes as of September 30, 2013 and December 31, 2012.
We did not recognize any interest expense on our 3.125% convertible notes for the three or nine months ended September 30, 2013 or for the three months ended September 30, 2012. The amount of interest expense recognized on our 3.125% convertible notes and effective interest rates for the nine months ended September 30, 2012 were as follows (dollars in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual coupon interest	$2,383
Amortization of discount on convertible notes	2,718
Interest expense, net	$5,101
Effective interest rate on convertible notes	7.15%

Note 5.	Fair Value Measurements
Available-for-Sale Securities.
As of September 30, 2013 and December 31, 2012, available-for-sale securities include $156.6 million and $204.8 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. As of September 30, 2013 and December 31, 2012, there were no material unrealized gains or losses associated with these investments.
As a result of favorable market conditions during the third quarter of 2013, we sold $150.0 million in certificates of deposit for an immaterial gain. Prior to the third quarter of 2013, we classified these investments as held-to-maturity and recorded them at amortized cost. As a result of this sale, we transferred the remaining $162.1 million in short-term investments and $38.1 million in long-term investments held at one of our Spanish subsidiaries from held-to-maturity to available-for-sale and recognized an immaterial unrealized gain, which we recorded as other comprehensive income during the three months ended September 30, 2013.
We account for our available-for-sale securities at fair value in accordance with the Financial Accounting Standards Board's, or the FASB’s, authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the Brazilian securities is based on the net asset value of the funds. The fair value of the certificates of deposit held at the corporate level is based on quoted market prices for the individual instruments. In our judgment, both of these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
Financial Instruments.
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net	$2,728,279	$2,226,115	$2,725,303	$2,256,070
NII International Telecom, S.C.A. senior notes, net	1,610,290	1,595,134	—	—
Bank loans and other	503,832	455,220	1,230,319	1,194,875
Equipment financing	583,709	559,616	557,043	494,284
	$5,426,110	$4,836,085	$4,512,665	$3,945,229
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
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any material accrued liabilities related to contingencies during the three or nine months ended September 30, 2013 or 2012.
As of September 30, 2013 and December 31, 2012, Nextel Brazil had accrued liabilities of $73.3 million and $73.0 million, respectively, related to contingencies, all of which were classified as a component of other long-term liabilities, and $12.5 million and $20.7 million of which related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $352.1 million and $356.1 million as of September 30, 2013. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 7.	Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
(Loss) income from continuing operations before income tax provision	$(288,793)	$(27,009)	$(789,081)	$13,977

Current income tax benefit(provision)	$10,024	$(27,150)	$(36,554)	$(152,288)
Deferred income tax (provision) benefit	(14,362)	(7,519)	(38,172)	17,218
Total income tax provision	$(4,338)	$(34,669)	$(74,726)	$(135,070)
The $30.3 million and $60.3 million decreases in the consolidated income tax provision from the three and nine months ended September 30, 2012 to the same periods in 2013 are due to increases in consolidated pre-tax book losses, primarily in Mexico and Brazil, and reductions in withholding taxes on intercompany charges. These decreases were partially offset by an additional valuation allowance on the deferred tax assets of one of our Mexican subsidiaries.
We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Argentina and Mexico - 2006; Brazil - 2007; and Luxembourg,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB's authoritative guidance on accounting for uncertainty in income taxes for the nine months ended September 30, 2013 (in thousands):

Unrecognized tax benefits - December 31, 2012	$35,639
Additions for current year tax positions	153
Foreign currency translation adjustment	(284)
Unrecognized tax benefits - September 30, 2013	$35,508

The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $4.6 million and $4.8 million as September 30, 2013 and December 31, 2012, respectively.
We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.
We assessed the realizability of our deferred tax assets during the third quarter of 2013, consistent with the methodology we employed for the same period in 2012. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As a result of this assessment, in 2012 and 2013, we continued to record a full valuation allowance on the deferred tax assets of each of our U.S. subsidiaries, our Chilean subsidiaries and our foreign holding companies.

During the second quarter of 2013, we established a $99.9 million valuation allowance on the deferred tax assets of one of our Mexican subsidiaries. In accordance with FASB's authoritative guidance on accounting for income taxes, we evaluated all available evidence, both positive and negative, in reaching this conclusion. In evaluating the need for a valuation allowance, we considered the following negative evidence: (1) a history of cumulative U.S. GAAP pre-tax book losses projected for the three-year period ending in 2013; (2) there are no tax planning strategies available that would allow Nextel Mexico to utilize all of these deferred tax assets; and (3) Nextel Mexico is expected to continue to generate negative pre-tax results for the foreseeable future. The projection of future pre-tax losses substantially increased during the second quarter of 2013, resulting in us concluding that it is “more-likely-than-not” the deferred tax assets would not be realized. Therefore, we recorded a full valuation allowance with respect to the deferred tax assets of this Mexican subsidiary. This conclusion continued to apply in the third quarter of 2013, and during the quarter, this valuation allowance increased by $35.7 million.

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
We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. During the year ended December 31, 2012, as a result of increased segment losses at our Chilean operating segment and decreased segment earnings at some of our other operating segments, we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds. As a result, our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina, and (4) Chile. The results of operations of our corporate headquarters are included in the "Corporate and Eliminations" column in the table below. We have recast our segment information for the three and nine months ended September 30, 2012 to present Nextel Chile as a reportable segment.

	Brazil	Mexico	Argentina	Chile	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2013
Operating revenues	$490,952	$442,023	$158,170	$15,632	$(5,512)	$1,101,265
Segment earnings (losses)	$42,507	$32,130	$36,507	$(32,580)	$(41,126)	$37,438
Less:
Impairment and restructuring charges						(21,341)
Depreciation and amortization						(178,854)
Foreign currency transaction losses, net						(4,835)
Interest expense and other, net						(121,201)
Loss before income tax benefit						$(288,793)
Capital expenditures	$120,658	$89,187	$13,219	$4,486	$3,357	$230,907

Three Months Ended September 30, 2012
Operating revenues	$693,189	$523,220	$178,505	$14,664	$(2,211)	$1,407,367
Segment earnings (losses)	$162,866	$147,800	$50,045	$(49,588)	$(71,765)	$239,358
Less:
Impairment and restructuring charges						(13,983)
Depreciation and amortization						(165,121)
Foreign currency transaction gains, net						10,730
Interest expense and other, net						(97,993)
Loss before income tax provision						$(27,009)
Capital expenditures	$171,461	$137,772	$11,688	$28,702	$16,375	$365,998

Nine Months Ended September 30, 2013
Operating revenues	$1,705,468	$1,458,734	$489,155	$55,544	$(17,237)	$3,691,664
Segment earnings (losses)	$307,497	$172,753	$130,690	$(106,984)	$(137,715)	$366,241
Less:
Impairment and restructuring charges						(147,229)
Depreciation and amortization						(543,290)
Foreign currency transaction losses, net						(86,103)
Interest expense and other, net						(378,700)
Loss before income tax provision						$(789,081)
Capital expenditures	$333,366	$225,723	$21,177	$12,484	$8,809	$601,559

Nine Months Ended September 30, 2012
Operating revenues	$2,230,010	$1,588,785	$512,153	$33,911	$(3,708)	$4,361,151
Segment earnings (losses)	$584,358	$445,137	$132,042	$(118,610)	$(229,712)	$813,215
Less:
Impairment and restructuring charges						(23,313)
Depreciation and amortization						(469,143)
Foreign currency transaction losses, net						(42,574)
Interest expense and other, net						(264,208)
Income before income tax provision						$13,977
Capital expenditures	$396,503	$337,398	$36,113	$82,782	$84,143	$936,939

September 30, 2013
Identifiable assets	$3,891,822	$2,449,778	$479,317	$191,145	$1,863,546	$8,875,608
December 31, 2012
Identifiable assets	$4,191,668	$2,458,361	$484,343	$199,365	$1,889,340	$9,223,077

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Condensed Consolidating Financial Statements
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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, as well as condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012 and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.
In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2013, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the nine months ended September 30, 2012 to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments on behalf of certain guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) decreasing the parent company's net cash outflows from operating activities and increasing the parent company's net cash outflows from investing activities by $133.2 million, and b) increasing the guarantors' net cash outflows from operating activities by $135.0 million, increasing the guarantors' net cash outflows from investing activities by $74.3 million and increasing the guarantors' net cash inflows from financing activities by $209.3 million.
In addition, in connection with the preparation of our condensed consolidated financial statements for the third quarter of 2013, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the six months ended June 30, 2013 to reflect the proper classification of cash flows related to certain intercompany interest and dividend payments. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) increasing the issuer company's net cash inflows from operating activities and increasing the issuer company's net cash outflows from financing activities by $99.8 million and b) increasing the guarantors' net cash outflows from operating activities and decreasing the guarantors' net cash outflows from investing activities by $48.7 million with offsetting changes to the consolidating adjustments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$503,834	$—	$2,140	$1,072,664	$—	$1,578,638
Short-term investments	—	—	—	318,717	—	318,717
Accounts receivable, net	—	—	381	598,702	—	599,083
Short-term intercompany receivables	25,772	117,230	53,908	5,726	(202,636)	—
Handset and accessory inventory	—	—	—	385,438	—	385,438
Deferred income taxes, net	1	—	124	187,259	34,199	221,583
Prepaid expenses and other	3,812	—	5,493	424,080	—	433,385
Total current assets	533,419	117,230	62,046	2,992,586	(168,437)	3,536,844
Property, plant and equipment, net	—	—	132,301	3,224,313	(287)	3,356,327
Investments in and advances to affiliates	2,631,996	2,385,246	2,442,038	—	(7,459,280)	—
Intangible assets, net	18,000	—	—	1,024,384	—	1,042,384
Deferred income taxes, net	16,744	—	—	419,917	(16,744)	419,917
Long-term intercompany receivables	1,467,815	3,733,047	576,605	1,354	(5,778,821)	—
Other assets	14,884	34,157	13,944	457,151	—	520,136
Total assets	$4,682,858	$6,269,680	$3,226,934	$8,119,705	$(13,423,569)	$8,875,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$3,315	$310,262	$—	$313,577
Short-term intercompany payables	463,926	127,710	1,484,532	110,278	(2,186,446)	—
Accrued expenses and other	—	78,226	13,712	897,249	20	989,207
Deferred revenues	—	—	—	134,482	—	134,482
Current portion of long-term debt	—	—	5,617	87,680	—	93,297
Total current liabilities	463,926	205,936	1,507,176	1,539,951	(2,186,426)	1,530,563
Long-term debt	23	2,728,280	34,337	2,935,120	—	5,697,760
Deferred revenues	—	—	—	11,972	—	11,972
Deferred tax liabilities	—	2,950	15,081	101,962	(16,744)	103,249
Long-term intercompany payables	2,968,512	—	10,390	817,481	(3,796,383)	—
Other long-term liabilities	32,633	—	10,486	271,181	—	314,300
Total liabilities	3,465,094	2,937,166	1,577,470	5,677,667	(5,999,553)	7,657,844
Total stockholders’ equity	1,217,764	3,332,514	1,649,464	2,442,038	(7,424,016)	1,217,764
Total liabilities and stockholders’ equity	$4,682,858	$6,269,680	$3,226,934	$8,119,705	$(13,423,569)	$8,875,608
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$777	$1,101,256	$(768)	$1,101,265
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	581,554	—	581,554
Selling, general and administrative	748	—	38,077	419,671	(2,084)	456,412
Provision for doubtful accounts	—	—	—	25,861	—	25,861
Impairment and restructuring charges	—	—	12,741	8,600	—	21,341
Management fee and other	—	—	9,959	(2,835)	(7,124)	—
Depreciation and amortization	—	—	5,524	173,330	—	178,854
	748	—	66,301	1,206,181	(9,208)	1,264,022
Operating loss	(748)	—	(65,524)	(104,925)	8,440	(162,757)
Other income (expense)
Interest expense, net	(141)	(60,271)	(323)	(74,227)	—	(134,962)
Intercompany interest expense	(59,183)	—	(15)	(12,821)	72,019	—
Interest income	227	—	2	9,060	—	9,289
Intercompany interest income	76	71,762	181	—	(72,019)	—
Foreign currency transaction losses, net	—	—	—	(4,835)	—	(4,835)
Equity in loss of affiliates	(255,170)	(235,362)	(235,810)	—	726,342	—
Other income, net	8,115	—	666	4,131	(8,440)	4,472
	(306,076)	(223,871)	(235,299)	(78,692)	717,902	(126,036)
Loss from continuing operations before income tax benefit (provision)	(306,824)	(223,871)	(300,823)	(183,617)	726,342	(288,793)
Income tax benefit (provision)	6,883	(4,311)	(1,449)	(45,383)	39,922	(4,338)
Net loss from continuing operations	(299,941)	(228,182)	(302,272)	(229,000)	766,264	(293,131)
Loss from discontinued operations, net of income taxes	—	—	—	(6,810)	—	(6,810)
Net loss	$(299,941)	$(228,182)	$(302,272)	$(235,810)	$766,264	$(299,941)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(20,129)	$(20,155)	$(20,155)	$(20,155)	$60,465	$(20,129)
Other	4,231	4,231	4,231	4,231	(12,693)	4,231
Other comprehensive loss	(15,898)	(15,924)	(15,924)	(15,924)	47,772	(15,898)
Net loss	(299,941)	(228,182)	(302,272)	(235,810)	766,264	(299,941)
Total comprehensive loss	$(315,839)	$(244,106)	$(318,196)	$(251,734)	$814,036	$(315,839)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,408,851	$(2,252)	$1,407,367
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	13	580,749	(1,423)	579,339
Selling, general and administrative	766	—	64,259	483,593	(3,067)	545,551
Provision for doubtful accounts	—	—	—	43,119	—	43,119
Impairment and restructuring charges	—	—	11,642	2,341	—	13,983
Management fee and other	—	—	(41,813)	65,026	(23,213)	—
Depreciation and amortization	—	—	9,018	156,103	—	165,121
	766	—	43,119	1,330,931	(27,703)	1,347,113
Operating (loss) income	(766)	—	(42,351)	77,920	25,451	60,254
Other income (expense)
Interest expense, net	—	(57,632)	(494)	(45,894)	140	(103,880)
Intercompany interest expense	(59,182)	—	(3)	(16,230)	75,415	—
Interest income	625	—	1	12,741	(140)	13,227
Intercompany interest income	3,596	71,762	57	—	(75,415)	—
Foreign currency transaction gains, net	—	—	—	10,730	—	10,730
Equity in loss of affiliates	(69,451)	(15,962)	(14,044)	—	99,457	—
Other income (expense), net	25,420	—	10	(7,258)	(25,512)	(7,340)
	(98,992)	(1,832)	(14,473)	(45,911)	73,945	(87,263)
(Loss) income from continuing operations before income tax benefit (provision)	(99,758)	(1,832)	(56,824)	32,009	99,396	(27,009)
Income tax benefit (provision)	17,340	(8,768)	(16,700)	(25,313)	(1,228)	(34,669)
Net (loss) income from continuing operations	(82,418)	(10,600)	(73,524)	6,696	98,168	(61,678)
Loss from discontinued operations, net of income taxes	—	—	—	(20,740)	—	(20,740)
Net loss	$(82,418)	$(10,600)	$(73,524)	$(14,044)	$98,168	$(82,418)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$56,221	$56,221	$56,221	$56,221	$(168,663)	$56,221
Other	(659)	(659)	(659)	(659)	1,977	(659)
Other comprehensive income	55,562	55,562	55,562	55,562	(166,686)	55,562
Net loss	(82,418)	(10,600)	(73,524)	(14,044)	98,168	(82,418)
Total comprehensive (loss) income	$(26,856)	$44,962	$(17,962)	$41,518	$(68,518)	$(26,856)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,313	$3,691,655	$(2,304)	$3,691,664
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,813,820	—	1,813,820
Selling, general and administrative	2,345	—	131,048	1,308,128	(6,341)	1,435,180
Provision for doubtful accounts	—	—	—	76,423	—	76,423
Impairment and restructuring charges	—	—	89,029	58,200	—	147,229
Management fee and other	—	—	(44,351)	69,366	(25,015)	—
Depreciation and amortization	—	—	21,429	521,861	—	543,290
	2,345	—	197,155	3,847,798	(31,356)	4,015,942
Operating loss	(2,345)	—	(194,842)	(156,143)	29,052	(324,278)
Other income (expense)
Interest expense, net	(419)	(179,546)	(1,100)	(213,801)	—	(394,866)
Intercompany interest expense	(175,617)	—	(42)	(38,822)	214,481	—
Interest income	799	—	8	23,974	—	24,781
Intercompany interest income	1,226	212,947	308	—	(214,481)	—
Foreign currency transaction losses, net	—	—	—	(86,103)	—	(86,103)
Equity in loss of affiliates	(766,624)	(622,252)	(619,874)	—	2,008,750	—
Other income (expense), net	28,731	—	611	(8,905)	(29,052)	(8,615)
	(911,904)	(588,851)	(620,089)	(323,657)	1,979,698	(464,803)
Loss from continuing operations before income tax benefit (provision)	(914,249)	(588,851)	(814,931)	(479,800)	2,008,750	(789,081)
Income tax benefit (provision)	10,453	(12,251)	(7,042)	(100,085)	34,199	(74,726)
Net loss from continuing operations	(903,796)	(601,102)	(821,973)	(579,885)	2,042,949	(863,807)
Loss from discontinued operations, net of income taxes	—	—	—	(39,989)	—	(39,989)
Net loss	$(903,796)	$(601,102)	$(821,973)	$(619,874)	$2,042,949	$(903,796)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(218,306)	$(218,226)	$(218,226)	$(218,226)	$654,678	$(218,306)
Other	439	439	439	439	(1,317)	439
Other comprehensive loss	(217,867)	(217,787)	(217,787)	(217,787)	653,361	(217,867)
Net loss	(903,796)	(601,102)	(821,973)	(619,874)	2,042,949	(903,796)
Total comprehensive loss	$(1,121,663)	$(818,889)	$(1,039,760)	$(837,661)	$2,696,310	$(1,121,663)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,304	$4,362,634	$(3,787)	$4,361,151
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	72	1,812,280	(1,424)	1,810,928
Selling, general and administrative	2,413	1	221,561	1,391,997	(8,983)	1,606,989
Provision for doubtful accounts	—	—	—	130,019	—	130,019
Impairment and restructuring charges	—	—	19,837	3,476	—	23,313
Management fee and other	—	—	(127,356)	190,795	(63,439)	—
Depreciation and amortization	—	—	24,616	444,527	—	469,143
	2,413	1	138,730	3,973,094	(73,846)	4,040,392
Operating (loss) income	(2,413)	(1)	(136,426)	389,540	70,059	320,759
Other income (expense)
Interest expense, net	(3,972)	(171,870)	(1,609)	(89,979)	140	(267,290)
Intercompany interest expense	(176,260)	—	(3)	(48,140)	224,403	—
Interest income	1,881	—	125	23,439	(140)	25,305
Intercompany interest income	10,455	213,771	56	121	(224,403)	—
Foreign currency transaction losses, net	—	—	—	(42,574)	—	(42,574)
Equity in (loss) income of affiliates	(83,644)	70,064	73,561	—	(59,981)	—
Other income (expense), net	48,309	—	22	(436)	(70,118)	(22,223)
	(203,231)	111,965	72,152	(157,569)	(130,099)	(306,782)
(Loss) income from continuing operations before income tax benefit (provision)	(205,644)	111,964	(64,274)	231,971	(60,040)	13,977
Income tax benefit (provision)	33,304	(15,844)	(39,384)	(107,163)	(5,983)	(135,070)
Net (loss) income from continuing operations	(172,340)	96,120	(103,658)	124,808	(66,023)	(121,093)
Loss from discontinued operations, net of income taxes	—	—	—	(51,247)	—	(51,247)
Net (loss) income	$(172,340)	$96,120	$(103,658)	$73,561	$(66,023)	$(172,340)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(61,222)	$(61,222)	$(61,222)	$(61,222)	$183,666	$(61,222)
Other	(2,319)	(2,319)	(2,319)	(2,319)	6,957	(2,319)
Other comprehensive loss	(63,541)	(63,541)	(63,541)	(63,541)	190,623	(63,541)
Net (loss) income	(172,340)	96,120	(103,658)	73,561	(66,023)	(172,340)
Total comprehensive (loss) income	$(235,881)	$32,579	$(167,199)	$10,020	$124,600	$(235,881)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(903,796)	$(601,102)	$(821,973)	$(619,874)	$2,042,949	$(903,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	809,240	653,552	707,180	731,126	(2,092,859)	808,239
Total operating cash (used in) provided by continuing operations	(94,556)	52,450	(114,793)	111,252	(49,910)	(95,557)
Total operating cash used in discontinued operations	—	—	—	(7,160)	—	(7,160)
Net cash (used in) provided by operating activities	(94,556)	52,450	(114,793)	104,092	(49,910)	(102,717)
Cash flows from investing activities:
Capital expenditures	—	—	(11,580)	(540,373)	—	(551,953)
Payments for purchases of licenses	—	—	—	(42,105)	—	(42,105)
Purchases of long-term and short- term investments	—	—	—	(1,772,379)	—	(1,772,379)
Proceeds from sales of long-term and short-term investments	—	—	—	1,619,551	—	1,619,551
Investments in subsidiaries	(135,714)	(2,540)	(1,259)	—	139,513	—
Transfers to and from restricted cash	—	—	—	(17,351)	—	(17,351)
Other, net	—	—	—	160	16	176
Total investing cash used in continuing operations	(135,714)	(2,540)	(12,839)	(752,497)	139,529	(764,061)
Total investing cash provided by discontinued operations	—	—	—	276,695	—	276,695
Net cash used in investing activities	(135,714)	(2,540)	(12,839)	(475,802)	139,529	(487,366)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	1,600,000	—	1,600,000
Borrowings under equipment financing facilities	—	—	—	110,157	—	110,157
Payment of line of credit	—	—	—	(327,762)	—	(327,762)
Repayments under syndicated loan facilities	—	—	—	(473,917)	—	(473,917)
Repayments of import financing loans	—	—	—	(37,422)	—	(37,422)
Repayments under tower financing and other borrowings	—	—	(12,391)	(12,527)	—	(24,918)
Capital contributions	—	20	135,694	3,799	(139,513)	—
Proceeds from intercompany borrowings	—	(49,910)	—	—	49,910	—
Other, net	(918)	(20)	—	(19,090)	(16)	(20,044)
Total financing cash (used in) provided by continuing operations	(918)	(49,910)	123,303	843,238	(89,619)	826,094
Total financing cash used in discontinued operations	—	—	—	(2,363)	—	(2,363)
Net cash (used in) provided by financing activities	(918)	(49,910)	123,303	840,875	(89,619)	823,731
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(38,501)	—	(38,501)
Change in cash and cash equivalents held for sale	—	—	—	12,318	—	12,318
Net (decrease) increase in cash and cash equivalents	(231,188)	—	(4,329)	442,982	—	207,465
Cash and cash equivalents, beginning of period	735,022	—	6,469	629,682	—	1,371,173
Cash and cash equivalents, end of period	$503,834	$—	$2,140	$1,072,664	$—	$1,578,638

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(172,340)	$96,120	$(103,658)	$73,561	$(66,023)	$(172,340)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	177,070	117,574	20,471	431,606	(285,483)	461,238
Total operating cash provided by (used in) continuing operations	4,730	213,694	(83,187)	505,167	(351,506)	288,898
Total operating cash provided by discontinued operations	—	—	—	14,093	—	14,093
Net cash provided by (used in) operating activities	4,730	213,694	(83,187)	519,260	(351,506)	302,991
Cash flows from investing activities:
Capital expenditures	—	—	(74,287)	(710,077)	—	(784,364)
Payments for purchases of licenses	—	—	—	(85,404)	—	(85,404)
Purchases of long-term and short- term investments	—	—	—	(1,157,600)	—	(1,157,600)
Proceeds from sales of short-term investments	224,330	—	—	1,157,998	—	1,382,328
Investments in subsidiaries	(268,332)	(7,404)	—	—	275,736	—
Intercompany borrowing, capital contribution and other, net	—	—	—	448	300	748
Total investing cash used in continuing operations	(44,002)	(7,404)	(74,287)	(794,635)	276,036	(644,292)
Total investing cash used in discontinued operations	—	—	—	(22,563)	—	(22,563)
Net cash used in investing activities	(44,002)	(7,404)	(74,287)	(817,198)	276,036	(666,855)
Cash flows from financing activities:
Borrowings under vendor financing	—	—	—	222,494	—	222,494
Repayments under syndicated loan facilities	—	—	—	(78,994)	—	(78,994)
Repayments under import financing loans	—	—	—	(137,858)	—	(137,858)
Repayments of convertible notes	(212,782)	—	—	—	—	(212,782)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions	—	—	268,332	7,404	(275,736)	—
Other, net	(3,228)	(778)	(15,024)	(69,761)	(300)	(89,091)
Total financing cash (used in) provided by continued operations	(216,010)	(151,964)	152,988	(156,715)	75,470	(296,231)
Total financing cash used in discontinued operations	—	—	—	(99,843)	—	(99,843)
Net cash (used in) provided by financing activities	(216,010)	(151,964)	152,988	(256,558)	75,470	(396,074)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5,038	—	5,038
Change in cash and cash equivalents held for sale	—	—	—	(19,345)	—	(19,345)
Net (decrease) increase in cash and cash equivalents	(255,282)	54,326	(4,486)	(568,803)	—	(774,245)
Cash and cash equivalents, beginning of period	1,042,358	956	8,416	1,258,929	—	2,310,659
Cash and cash equivalents, end of period	$787,076	$55,282	$3,930	$690,126	$—	$1,536,414

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2013 and December 31, 2012 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2013 and 2012; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward Looking Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile.

Discontinued Operations

In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., both of which are companies existing under Spanish law, completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., both of which are companies existing under Chilean law and which we refer to collectively as Entel, for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. The aggregate value we received reflects estimated adjustments for cash, debt and working capital balances as of the closing date and is subject to post-closing working capital adjustments. In connection with the disposal of our Nextel Peru operation, we recognized losses of $1.4 million and $2.7 million for the three and nine months ended September 30, 2013. We also entered into a transition services agreement, pursuant to which we and our subsidiaries will provide certain services to Entel in order to facilitate the transition of Nextel Peru.

In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in the following results of operations discussions exclude amounts attributable to discontinued operations.
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

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services.
Our deployment of WCDMA-based networks enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These new networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA-based network reached geographic coverage parity with our iDEN network in Mexico. As a result, we currently offer services supported by our WCDMA-based network in about 120 cities in Mexico, including Mexico City, Guadalajara and Monterrey and in cities located near the Mexico/U.S. border. In Brazil, we are currently offering services supported by our WCDMA-based network in over 150 cities, including cities in and around Sao Paulo, and we expect to begin offering services in Rio de Janeiro in the fourth quarter of 2013. We plan to expand the coverage and quality of our new networks in Brazil and Mexico throughout the remainder of 2013 and continuing into 2014. We also offer service on our WCDMA-based network in Chile. Our current spectrum holdings and WCDMA-based networks enable us to deploy long-term evolution, or LTE, which we expect to deploy in select cities in 2014.
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
In pursuit of this goal, we are expanding our distribution and service channels to create more accessible and efficient ways for our subscribers to purchase our services and utilize our subscriber support teams. Historically, we have focused on postpaid rate plans. With the expansion of our target customer base, we have been offering more prepaid rate plans in some of our markets and expect our sales of these types of service plans to increase over time.
We also expect to use domestic and international roaming agreements to cost effectively expand our service to areas in our markets that we do not currently serve or plan to serve using our own networks and to provide our customers with services when they travel to other countries.
Competitive Environment.
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
Strategic Approach.
Over the past year, we have experienced increased competition and operational challenges in our markets, particularly in Brazil and Mexico, as we have worked to build and deploy our WCDMA networks. During the third quarter of 2013, these challenges proved to be more difficult than we anticipated, and in some cases, we did not effectively execute our plans to address those challenges. As a result, we experienced deteriorating operational metrics, including with respect to subscriber growth and customer retention. To address these issues, we are taking actions to improve the quality and coverage of our WCDMA networks in Brazil and Mexico and have also implemented a set of initiatives designed to generate growth, streamline our organization, improve our competitive agility and reduce costs that are not critical to our growth strategy.
We have implemented a comprehensive strategy that we believe will position us to achieve our long-term goal of generating profitable growth. Some of the key components of that strategy are as follows:
Deploying Our New Networks.  We strive to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and are deploying our new WCDMA-based networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed internet access. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to second generation and other prior technologies. These new networks will allow us to continue to offer the differentiated services that our current subscribers rely on while expanding our products and services using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded subscriber base. We also plan to deploy LTE in select cities in our markets in 2014.
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
Focusing on Our Core Markets. We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless customers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA-based networks in our markets, focusing particularly on our key markets in Brazil and Mexico, and to increase our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA and LTE technology, and we expect those investments to continue, particularly in Brazil and Mexico. While these investments are expected to increase our costs and negatively impact our profitability in the near term as we incur the costs of our new networks while building the subscriber base served by them, we believe that over the long term these investments in our new networks will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals. These changes have included reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and staff reductions in our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are continuing to evaluate our operations and expect to continue to realign and reduce personnel over the coming months as we seek to better align our costs and organizational structure with our growth strategy. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, and modifications to some of our key vendor relationships that are designed to improve the overall quality and efficiency of the service provided and enhance the quality of the service we provide our customers.
Finally, as we make the transition to our new networks and implement changes to our business strategy that are designed to improve our operating results while expanding our subscriber base and profitably growing our business, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which, for the first nine months of 2013, collectively produced $3,164.2 million, or 86%, of our total consolidated operating revenues. While we will also continue to support our operations in our other markets, this change in emphasis makes it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses. Consistent with this change in emphasis, in August 2013, we sold all of the outstanding equity interests of Nextel Peru to Entel for $405.5 million, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. See Note 3 to our condensed consolidated financial statements for more information.

Target Customers.  Our main focus is on high value customer segments such as segments that comprise the small, medium and large business markets, as well as certain targeted consumer market segments that value our differentiated wireless communications services, including our push-to-talk services and our high level of customer service. As we deploy our WCDMA-based networks, we plan to extend our target market to include additional corporate and business customers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks and the quality of our customer service.
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our push-to-talk services. These services provide significant value to our subscribers by allowing instantaneous communication at the touch of a button. In 2012, we began offering Direct Connect push-to-talk service on our WCDMA-based networks as part of our effort to maintain this key point of differentiation. Also, in April 2013, Nextel Mexico began offering a new push-to-talk service, which we refer to as Prip. The Prip service utilizes customized software and network technology, is designed to operate on a wide range of standard smartphones and operates on WiFi, as well as on WCDMA- and LTE-based networks outside our markets, where data roaming services are available, including in the U.S. The Prip service enables subscribers using the application to communicate using a push-to-talk solution with any other Prip or Direct Connect subscribers on our iDEN, WCDMA and LTE networks and with subscribers to Sprint's push-to-talk service. Our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our services.
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
Expanding and Focusing on our Distribution Channels. We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels, and we are targeting those channels at specific subscriber segments to deliver our service more efficiently and economically. Our direct sales channel primarily focuses on businesses that value our industry expertise and differentiated services, including our ability to design customized business solutions that meet their specific business needs. As we extend our target market to include more consumers, we are expanding our distribution channels to make our services more widely accessible while simultaneously shifting and rebalancing some of our locations and distribution structure. These changes to the structure of our distribution channels will continue to allow them to serve as additional points of customer care, collections and brand promotion. We are also expanding our other subscriber-convenient channels, which include telesales and online channels, to give our prospective and existing subscribers easier ways to purchase our services. We are making these investments to more efficiently serve our subscribers and improve the overall productivity of all of our distribution channels and, therefore, we expect to see our average sales and related costs to acquire subscribers decline over time.
Focusing on Major Business Centers.  Because we target high value subscribers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business subscribers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new networks are expected to serve both these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. In addition, we expect to use domestic roaming agreements to cost effectively expand our service to network coverage in areas in our markets that we do not currently serve or plan to serve using our own networks.

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
In anticipation of Sprint's decision to shut down its iDEN network in the U.S., Nextel Mexico took a number of steps designed to address the impact on its subscribers, including:

•	educating subscribers on the impact of the network changes;

•	accelerating the deployment of our WCDMA network in the Mexico/U.S. border region;

•	providing our customers additional network coverage through a roaming agreement with a U.S. carrier;

•	offering service plans designed to encourage our subscribers' migration to new WCDMA handsets; and

•	offering our new Prip service.
As expected, the deactivation of Sprint's iDEN network in June 2013 resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as their ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using our services, which resulted in an increase in the number of calls to customer care and a higher level of subscriber deactivations and customer turnover.
Nextel Mexico is continuing to take actions designed to address these issues, including actively improving the capacity and coverage of its WCDMA-based network, working to improve service along the Mexico/U.S. border by enhancing roaming capabilities in the U.S., and continuing to work with Sprint to implement improvements to the solutions that allow our WCDMA subscribers to use push-to-talk services to communicate with Sprint's customers who use push-to-talk service in the U.S. Differences in the nature and quality of the services that we are able to provide using our WCDMA network compared to services historically available on our iDEN network, particularly in the area near the Mexico/U.S. border, may have a continued negative impact on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA-based network, which could result in further increases in deactivations and customer turnover.
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

Unrestricted Subsidiary

In the first quarter of 2013, our Chilean operating segment, which we refer to as Nextel Chile, was designated as an unrestricted subsidiary under the terms of the indentures relating to our senior notes. For the three and nine months ended September 30, 2013, Nextel Chile had total operating revenues of $15.6 million and $55.5 million, respectively, segment losses of $32.6 million and $107.0 million, respectively, and net losses of $33.3 million and $168.9 million, respectively. As of September 30, 2013, Nextel Chile had total assets of $191.1 million and total liabilities of $293.6 million.
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
The table below provides an overview of our subscriber units in commercial service in the countries indicated as of September 30, 2013 and December 31, 2012.

	Brazil (1)	Mexico (1)	Argentina	Chile (1)	Total (1)
	(in thousands)
Subscriber units in commercial service — December 31, 2012	3,846.3	3,901.7	1,755.6	198.4	9,702.0
Net subscriber additions (deactivations)	41.8	(247.1)	209.5	29.7	33.9
Subscriber units in commercial service — September 30, 2013	3,888.1	3,654.6	1,965.1	228.1	9,735.9
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
There have been no material changes to our critical accounting policies and estimates during the three or nine months ended September 30, 2013 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
Cost of revenues primarily includes the cost of providing wireless service and the cost of handset and accessory sales. Cost of providing wireless service consists of:

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
In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments into U.S. dollars using the average exchange rates for the three and nine months ended September 30, 2013 and 2012. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods.

	Three Months Ended September 30,
	2013	2012	Percent Change
Brazilian real	2.29	2.03	(13)%
Mexican peso	12.92	13.19	2%
Argentine peso	5.59	4.61	(21)%
Chilean peso	507.37	482.63	(5)%

	Nine Months Ended September 30,
	2013	2012	Percent Change
Brazilian real	2.12	1.92	(10)%
Mexican peso	12.68	13.24	4%
Argentine peso	5.28	4.47	(18)%
Chilean peso	488.25	489.43	—

Late in 2012 and continuing into 2013, foreign currency exchange rates in Brazil and Argentina depreciated in value relative to the U.S. dollar. In addition, foreign currency rates in Mexico depreciated in value relative to the U.S. dollar during 2012 but strengthened during the first nine months of 2013. The following table presents the currency exchange rates in effect at the end of each of the quarters in 2012, as well as at the end of the first, second and third quarters of 2013 compared to the prior year. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2012				2013
	March	June	September	December	March	June	September
Brazilian real	1.82	2.02	2.03	2.04	2.01	2.22	2.23
Mexican peso	12.80	13.67	12.92	13.01	12.35	13.19	13.01
Argentine peso	4.38	4.53	4.70	4.92	5.12	5.39	5.79
Chilean peso	487.44	501.84	473.77	479.96	472.03	507.16	504.20

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and nine months ended September 30, 2012 to amounts that would have resulted if the average foreign currency rates for the three and nine months ended September 30, 2012 were the same as the average foreign currency exchange rates that were in effect for the three and nine months ended September 30, 2013; and (ii) by comparing the constant currency financial measures for the three and nine months ended September 30, 2012 to the actual financial measures for the three and nine months ended September 30, 2013. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings and net loss for the three and nine months ended September 30, 2012, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	Three Months Ended September 30, 2013	% of Consolidated Operating Revenues	Three Months Ended September 30, 2012	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,054,248	96%	$1,341,481	95%	$(287,233)	(21)%	(15)%
Handset and accessory revenues	47,017	4%	65,886	5%	(18,869)	(29)%	(22)%
	1,101,265	100%	1,407,367	100%	(306,102)	(22)%	(16)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	364,437	33%	370,060	26%	(5,623)	(2)%	7%
Cost of handset and accessory sales	217,117	20%	209,279	15%	7,838	4%	4%
	581,554	53%	579,339	41%	2,215	—	5%
Selling and marketing expenses	143,852	13%	185,329	13%	(41,477)	(22)%	(19)%
General and administrative expenses	312,560	29%	360,222	26%	(47,662)	(13)%	(7)%
Provision for doubtful accounts	25,861	2%	43,119	3%	(17,258)	(40)%	(33)%
Impairment and restructuring charges	21,341	2%	13,983	1%	7,358	53%	53%
Depreciation and amortization	178,854	16%	165,121	12%	13,733	8%	16%
Operating (loss) income	(162,757)	(15)%	60,254	4%	(223,011)	NM	NM
Interest expense, net	(134,962)	(12)%	(103,880)	(7)%	(31,082)	30%	34%
Interest income	9,289	1%	13,227	1%	(3,938)	(30)%	(28)%
Foreign currency transaction (losses) gains, net	(4,835)	—	10,730	1%	(15,565)	(145)%	NM
Other income (expense), net	4,472	—	(7,340)	(1)%	11,812	(161)%	(165)%
Loss from continuing operations before income tax benefit (provision)	(288,793)	(26)%	(27,009)	(2)%	(261,784)	NM	NM
Income tax provision	(4,338)	(1)%	(34,669)	(2)%	30,331	(87)%	(87)%
Net loss from continuing operations	(293,131)	(27)%	(61,678)	(4)%	(231,453)	NM	NM
Loss from discontinued operations, net of income taxes	(6,810)	—	(20,740)	(2)%	13,930	(67)%	(67)%
Net loss	$(299,941)	(27)%	$(82,418)	(6)%	$(217,523)	264%	NM
_______________________________________
NM-Not Meaningful

	Nine Months Ended September 30, 2013	% of Consolidated Operating Revenues	Nine Months Ended September 30, 2012	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$3,551,498	96%	$4,146,885	95%	$(595,387)	(14)%	(10)%
Handset and accessory revenues	140,166	4%	214,266	5%	(74,100)	(35)%	(30)%
	3,691,664	100%	4,361,151	100%	(669,487)	(15)%	(11)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,156,536	31%	1,176,838	27%	(20,302)	(2)%	4%
Cost of handset and accessory sales	657,284	18%	634,090	15%	23,194	4%	—
	1,813,820	49%	1,810,928	42%	2,892	—	3%
Selling and marketing expenses	448,334	12%	543,631	12%	(95,297)	(18)%	(15)%
General and administrative expenses	986,846	27%	1,063,358	24%	(76,512)	(7)%	(3)%
Provision for doubtful accounts	76,423	2%	130,019	3%	(53,596)	(41)%	(36)%
Impairment and restructuring charges	147,229	4%	23,313	1%	123,916	NM	NM
Depreciation and amortization	543,290	15%	469,143	11%	74,147	16%	21%
Operating (loss) income	(324,278)	(9)%	320,759	7%	(645,037)	(201)%	(207)%
Interest expense, net	(394,866)	(10)%	(267,290)	(6)%	(127,576)	48%	51%
Interest income	24,781	—	25,305	—	(524)	(2)%	(1)%
Foreign currency transaction losses, net	(86,103)	(2)%	(42,574)	(1)%	(43,529)	102%	NM
Other expense, net	(8,615)	—	(22,223)	—	13,608	(61)%	(62)%
(Loss) income from continuing operations before income tax provision	(789,081)	(21)%	13,977	—	(803,058)	NM	NM
Income tax provision	(74,726)	(2)%	(135,070)	(3)%	60,344	(45)%	(44)%
Net loss from continuing operations	(863,807)	(23)%	(121,093)	(3)%	(742,714)	NM	NM
Loss from discontinued operations, net of income taxes	(39,989)	(1)%	(51,247)	(1)%	11,258	(22)%	(22)%
Net loss	$(903,796)	(24)%	$(172,340)	(4)%	$(731,456)	NM	NM
_______________________________________
NM-Not Meaningful

Our consolidated subscriber base decreased 1% from September 30, 2012 to September 30, 2013. In addition, consolidated operating revenues on a reported basis for the three and nine months ended September 30, 2013 decreased 22% and 15%, respectively, compared to the same periods in 2012, primarily due to the combined impact of lower average revenue per subscriber in local currency, declines in local currency values relative to the U.S. dollar and the reduction in the subscriber base. From both the three and nine months ended September 30, 2012 to the same periods in 2013, our consolidated operating revenues decreased 16% and 11% on a constant currency basis driven by a decline in our average revenue per subscriber.
Beginning earlier this year and intensifying in the third quarter of 2013, Nextel Mexico experienced significant disruption to its business plans due in part to the impact of Sprint’s decision to deactivate its iDEN network on June 30, 2013. Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, in part because the coverage and capacity of its WCDMA network was not sufficient to support the significant subscriber loading and migration of subscribers resulting from the deactivation of Sprint's iDEN network. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as their ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services in Mexico, which has made it more difficult for us to attract and retain subscribers there. During the third quarter of 2013, Nextel Mexico took actions designed to improve its WCDMA network performance, including by adding capacity and coverage to its network in the area along the U.S./Mexico border. We believe that these actions will help to stabilize Nextel Mexico's business and set the stage for growth in 2014.
Nextel Brazil began offering services on its WCDMA network in Sao Paulo during the third quarter of 2013, but for most of this quarter, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. As a result, Nextel Brazil's focus during the third quarter of 2013 was on retaining customers on its iDEN network, which resulted in lower average revenue per subscriber, as some customers migrated to lower rate plans. Also, Nextel Brazil experienced higher customer turnover as its customers were targeted by competitors’ aggressive offers. We believe that the expansion of our WCDMA networks and our broader launch of WCDMA services in the coming months will significantly improve Nextel Brazil's competitive position, but we expect that Nextel Brazil will continue to experience lower levels of average revenue per subscriber in local currency for the remainder of 2013 compared to 2012.
As we continue to build our WCDMA-based networks in Brazil and Mexico, we are incurring incremental expenses, particularly related to cost of service. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of subscribers, but we do not expect a significant increase in operating revenues for services provided using the networks until after these networks reach certain minimum quality and coverage levels that will be sufficient to meet our customers' needs. These additional expenses related to building our WCDMA-based networks, combined with the impact of weaker average foreign currency exchange rates and lower average revenue per subscriber in local currency, led to an increase in our consolidated cost of revenues and general and administrative expenses as percentages of consolidated operating revenues for the three and nine months ended September 30, 2013 compared to the same periods in 2012.
For the nine months ended September 30, 2013, our investments in consolidated capital expenditures were $601.6 million, which represents a 36% decrease from the first nine months of 2012. We plan to continue to invest in the deployment of our WCDMA-based networks throughout the remainder of 2013, with a particular focus on building those networks and improving results in our largest markets in Brazil and Mexico. As a result, we expect our consolidated capital expenditures for the remainder of 2013 to be significant but at lower levels than in 2012.
We plan to continue to support our operations in Argentina and Chile while also exploring strategic options for these markets, such as partnerships, service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. Consistent with this change in emphasis, in August 2013, we completed the sale of all of the outstanding equity interests of Nextel Peru to Entel for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. See Note 3 to our condensed consolidated financial statements for more information.
In September 2013, Nextel Mexico recognized $8.6 million in restructuring charges related to the separation of employees in conjunction with actions taken to realign staffing and other resources and reduce general and administrative expenses in our Mexican operating company. We also recognized $5.9 million at the corporate level in September 2013 related to the discontinuation of the development of certain network features. In addition, in August 2013, we recognized $6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings.
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

As discussed above, the $287.2 million, or 21%, and $595.4 million, or 14%, decreases in consolidated service and other revenues on a reported basis, and 15% and 10% on a constant currency basis, from the three and nine months ended September 30, 2012 to the same periods in 2013 were primarily due to the year-over-year decline in subscribers, decreases in consolidated average revenue per subscriber caused by an increase in the number of subscribers on lower rate service plans in both Brazil and

Mexico, as well as adjustments to promotional offers in response to a more competitive environment in Brazil and retention credits offered to certain customers in Mexico. These decreases in consolidated service and other revenues on a reported basis also reflect weaker average foreign currency exchange rates in Brazil and Argentina, which were partially offset by a slightly stronger foreign currency exchange rate in Mexico.

2.	Cost of revenues

Consolidated cost of revenues remained relatively stable on a reported basis from the three and nine months ended September 30, 2012 to the same periods in 2013 primarily as a result of $59.3 million, or 57%, and $128.7 million, or 37%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a substantial increase in the number of sites in service from September 30, 2012 to September 30, 2013 as a result of the deployment of our WCDMA networks in Brazil and Mexico. These increases were partially offset by $51.3 million, or 29%, and $113.8 million, or 20%, decreases in consolidated interconnect costs related to lower interconnect minutes of use in Brazil and Mexico and a decline in mobile termination rates in Brazil, decreases in consolidated service and repair costs resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets, and weaker average foreign currency exchange rates in Brazil and Argentina that were partially offset by slightly stronger foreign currency exchange rates in Mexico. On a constant currency basis, consolidated cost of revenues increased 5% and 3% for the three and nine month periods ending September 30, 2013 compared to the three and nine month periods ending September 30, 2012.

Consolidated cost of revenues as a percentage of consolidated operations revenues increased from 41% and 42% in the three and nine months ended September 30, 2012 to 53% and 49% in the three and nine months ended September 30, 2013 primarily as a result of declines in operating revenues over the same periods.

3.	Selling and marketing expenses

Significant factors contributing to the $41.5 million, or 22%, and $95.3 million, or 18%, decreases in consolidated selling and marketing expenses on a reported basis in the three and nine months ended September 30, 2013 compared to the same periods in 2012, and 19% and 15% decreases on a constant currency basis, included $17.3 million, or 36%, and $35.9 million, or 28%, decreases in consolidated advertising expenses resulting from fewer advertising campaigns launched in 2013 compared to 2012 and a reduction in commissions generated through direct and indirect channels, mostly in Brazil and Mexico.

4.	General and administrative expenses

The $47.7 million, or 13%, and $76.5 million, or 7%, decreases in consolidated general and administrative expenses on a reported basis, and 7% and 3% on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily the result of decreases in consulting and other outside service costs at the corporate level, as well as a decrease in revenue-based taxes in Brazil associated with a decline in Nextel Brazil's operating revenues.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 26% and 24% in the three and nine months ended September 30, 2012 to 28% and 27% in the three and nine months ended September 30, 2013 largely as a result of declines in operating revenues over the same periods.

5.	Provision for doubtful accounts

The $17.3 million, or 40%, and $53.6 million, or 41%, decreases in the consolidated provision for doubtful accounts on a reported basis, and 33% and 36% decreases on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 is mostly attributable to changes made to Nextel Brazil's collection and retention policy and other processes in the fourth quarter of 2012 in connection with efforts to deactivate unprofitable customers. These changes resulted in increases in the consolidated provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in 2013.

6.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in 2013 primarily related to the discontinuation of our use of software relating to customer relationship management, the restructuring of our outsourcing agreements with NSN and the separation of employees in Mexico described above.

7.	Depreciation and amortization

The $13.7 million, or 8%, and $74.1 million, or 16%, increases in consolidated depreciation and amortization on a reported basis, and 16% and 21% increases on a constant currency basis, from the three and nine months ended September 30, 2012 to the same periods in 2013 are principally the result of increases in consolidated property, plan and equipment in service resulting from investments in our new WCDMA-based networks.

8.	Interest expense, net

The $31.1 million, or 30%, and $127.6 million, or 48%, increases in consolidated net interest expense on a reported basis, and 34% and 51% increases on a constant currency basis, from the three and nine months ended September 30, 2012 to the same periods in 2013 are largely related to interest incurred in connection with the issuance of $900.0 million in 11.375% senior notes in February and April 2013 and $700.0 million in 7.875% senior notes in May 2013, as well as lower capitalized interest.

9.	Foreign currency transaction losses, net

The $43.5 million, or 102%, increase in consolidated foreign currency losses from the nine months ended September 30, 2012 to the same period in 2013 are primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, partially offset by the appreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico's U.S. dollar-denominated net liabilities.

10.	Income tax provision

The $30.3 million, or 87%, and $60.3 million, or 45%, decreases in the consolidated income tax provision from the three and nine months ended September 30, 2012 to the same periods in 2013 are mostly due to increases in the deferred tax benefit recognized in Brazil on a higher pre-tax book loss and a reduction in withholding taxes, partially offset by the establishment of a full valuation allowance on the deferred tax assets of one of our Mexican subsidiaries.

b.	Nextel Brazil

	September 30, 2013	% of Nextel Brazil’s Operating Revenues	September 30, 2012	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$465,506	95%	$660,585	95%	$(195,079)	(30)%	(21)%
Handset and accessory revenues	25,446	5%	32,604	5%	(7,158)	(22)%	(12)%
	490,952	100%	693,189	100%	(202,237)	(29)%	(20)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	182,029	37%	222,661	32%	(40,632)	(18)%	(9)%
Cost of handset and accessory sales	67,822	14%	49,907	7%	17,915	36%	42%
	249,851	51%	272,568	39%	(22,717)	(8)%	1%
Selling and marketing expenses	47,052	10%	61,698	9%	(14,646)	(24)%	(14)%
General and administrative expenses	134,523	27%	160,386	24%	(25,863)	(16)%	(6)%
Provision for doubtful accounts	17,019	3%	35,671	5%	(18,652)	(52)%	(46)%
Segment earnings	$42,507	9%	$162,866	23%	$(120,359)	(74)%	(69)%
Nine Months Ended
Operating revenues
Service and other revenues	$1,641,358	96%	$2,116,143	95%	$(474,785)	(22)%	(14)%
Handset and accessory revenues	64,110	4%	113,867	5%	(49,757)	(44)%	(37)%
	1,705,468	100%	2,230,010	100%	(524,542)	(24)%	(15)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	604,418	36%	699,137	31%	(94,719)	(14)%	(5)%
Cost of handset and accessory sales	158,543	9%	163,950	8%	(5,407)	(3)%	—
	762,961	45%	863,087	39%	(100,126)	(12)%	(4)%
Selling and marketing expenses	142,626	8%	197,320	9%	(54,694)	(28)%	(20)%
General and administrative expenses	442,041	26%	477,455	21%	(35,414)	(7)%	2%
Provision for doubtful accounts	50,343	3%	107,790	5%	(57,447)	(53)%	(48)%
Segment earnings	$307,497	18%	$584,358	26%	$(276,861)	(47)%	(39)%
Nextel Brazil represented 46% of our consolidated operating revenues for the nine months ended September 30, 2013 compared to 51% in the nine months ended September 30, 2012. In addition, Nextel Brazil's subscriber base decreased 6% from September 30, 2012 to September 30, 2013 and comprised 40% of our consolidated subscriber base as of September 30, 2013 compared to 42% as of September 30, 2012.
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

Nextel Brazil began offering services on its WCDMA network in Sao Paulo during the third quarter of 2013, but for most of this quarter, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. As a result, Nextel Brazil's focus during the third quarter of 2013 was on retaining customers on its iDEN network, which resulted in lower average revenue per subscriber, as some customers migrated to lower rate plans. Also, Nextel Brazil experienced higher customer turnover as its customers were targeted by competitors’ aggressive offers. We believe that the expansion of our WCDMA networks and our broader launch of WCDMA services in the coming months will improve Nextel Brazil's competitive position, but we expect that Nextel Brazil will continue to experience lower levels of average revenue per subscriber in local currency for the remainder of 2013 compared to 2012.
We continued to invest in the development of our planned WCDMA-based network in Brazil in the nine months ended September 30, 2013. As a result, Nextel Brazil incurred increased operating expenses, which led to a reduction in Nextel Brazil's segment earnings margin from 26% in the nine months ended September 30, 2012 to 18% in the same period in 2013, and capital expenditures of $333.4 million for the nine months ended September 30, 2013, which represented 55% of our consolidated capital expenditures, compared to 42% of our consolidated capital expenditures in same period in 2012. We expect the incremental expenses relating to the deployment of the WCDMA-based network in Brazil to continue throughout 2013, but we do not expect a corresponding increase in operating revenues for services provided using the networks until after these networks reach certain minimum coverage levels that will be sufficient to meet our customers' needs.
The average value of the Brazilian real depreciated relative to the U.S. dollar by 13% and 10% during the three and nine months ended September 30, 2013 compared to the average values that prevailed during the same periods in 2012. As a result, the components of Nextel Brazil's results of operations for the three and nine months ended September 30, 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of the third quarter of 2013 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $120.4 million, or 74%, and $276.9 million, or 47%, on a reported basis, and 69% and 39% on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 as a result of the following:

1.	Operating revenues

The $195.1 million, or 30%, and $474.8 million, or 22%, decreases in service and other revenues in the three and nine months ended September 30, 2013 compared to the same periods in 2012 are primarily the result of the year-over-year decline in Nextel Brazil's subscriber base, lower average revenues per subscriber in local currency as described above and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's total operating revenues decreased 21% and 14% for the three and nine month periods ending September 30, 2013 compared to the three and nine month periods ending September 30, 2012.

2.	Cost of revenues

The $22.7 million, or 8%, and $100.1 million, or 12%, decreases in cost of revenues on a reported basis in the three and nine months ended September 30, 2013 compared to the same periods in 2012 is largely due to $41.0 million, or 35%, and $92.1 million, or 24%, decreases in interconnect costs related to decreases in interconnect minutes of use, lower mobile termination rates and decreases in service and repair costs caused by the utilization of more refurbished handsets. These decreases were partially offset by increases in cost of handset and accessory sales mostly related to a reserve for unfulfilled handset purchase commitments that Nextel Brazil recognized in the third quarter of 2013. On a constant currency basis, Nextel Brazil's total cost of revenues increased 1% for the third quarter of 2013 compared to the third quarter of 2012 and decreased 4% for the nine month period ended September 30, 2013 compared to the same period in 2012. Despite these decreases, Nextel Brazil's cost of revenues increased as a percentage of operating revenues as a result of the more significant year-over-year decline in operating revenues described above.

In November 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. The transition rules also provide for a partial "bill and keep" settlement process that applies the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors, which has the effect of further reducing the mobile termination charges of the smaller operators. The benefit of this partial bill and keep settlement process, which applies to services provided on our WCDMA network, declines as mobile termination rates in Brazil make the transition to a cost-based model. We expect these changes will reduce the cost to provide wireless services to our customers as we transition subscribers to our WCDMA-based network in Brazil.

3.	Selling and marketing expenses

The $14.6 million, or 24%, and $54.7 million, or 28%, decreases in selling and marketing expenses on a reported basis, and 14% and 20% decreases on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 are largely due to significantly lower advertising costs resulting from fewer advertising campaigns in the nine months of 2013 compared to the same periods in 2012 and decreases in commissions and payroll expenses that resulted from lower gross subscriber additions.

4.	General and administrative expenses

The $25.9 million, or 16%, and $35.4 million, or 7%, decreases in general and administrative expenses on a reported basis in the three and nine months ended September 30, 2013 compared to the same periods in 2012 are largely due to significant decreases in revenue-based taxes associated with the decline in operating revenues described above. On a constant currency basis, Nextel Brazil's general and administrative expenses decreased 6% from the third quarter of 2012 to the third quarter of 2013 and increased 2% from the nine months ended September 30, 2012 to the same period in 2013.

5.	Provision for doubtful accounts

The $18.7 million, or 52%, and $57.4 million, or 53%, decreases in provision for doubtful accounts on a reported basis, and 46% and 48% decreases on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 are principally a result of the changes made to Nextel Brazil's collection and retention policy and other processes during the fourth quarter of 2012 in connection with the deactivation of unprofitable customers. These changes resulted in an increase in Nextel Brazil's provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in 2013.

In an effort to mitigate the impact on our customers of bill processing delays experienced earlier in the year, we offered extended payment terms to certain of our customers that continued into the third quarter of 2013. For customers that received these payment extensions and adhered to the extended terms, we temporarily modified certain policies regarding the provision for doubtful accounts in Brazil in order to conform with these extended payment terms. We expect Nextel Brazil's provision for doubtful accounts as a percentage of operating revenues in the remainder of 2013 to be the same as, or decrease from, the level experienced in the third quarter of 2013.

c.	Nextel Mexico

	September 30, 2013	% of Nextel Mexico's Operating Revenues	September 30, 2012	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$432,674	98%	$503,890	96%	$(71,216)	(14)%	(16)%
Handset and accessory revenues	9,349	2%	19,330	4%	(9,981)	(52)%	(53)%
	442,023	100%	523,220	100%	(81,197)	(16)%	(17)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	122,112	28%	83,347	16%	38,765	47%	45%
Cost of handset and accessory sales	122,134	28%	128,540	25%	(6,406)	(5)%	(8)%
	244,246	56%	211,887	41%	32,359	15%	13%
Selling and marketing expenses	68,455	15%	79,160	15%	(10,705)	(14)%	(15)%
General and administrative expenses	91,186	21%	80,603	15%	10,583	13%	11%
Provision for doubtful accounts	6,006	1%	3,770	1%	2,236	59%	56%
Segment earnings	$32,130	7%	$147,800	28%	$(115,670)	(78)%	(79)%
Nine Months Ended
Operating revenues
Service and other revenues	$1,426,331	98%	$1,528,044	96%	$(101,713)	(7)%	(11)%
Handset and accessory revenues	32,403	2%	60,741	4%	(28,338)	(47)%	(49)%
	1,458,734	100%	1,588,785	100%	(130,051)	(8)%	(12)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	369,800	25%	290,130	18%	79,670	27%	24%
Cost of handset and accessory sales	413,202	28%	389,495	25%	23,707	6%	1%
	783,002	53%	679,625	43%	103,377	15%	11%
Selling and marketing expenses	220,890	15%	221,251	14%	(361)	—	(4)%
General and administrative expenses	267,242	19%	231,172	14%	36,070	16%	11%
Provision for doubtful accounts	14,847	1%	11,600	1%	3,247	28%	23%
Segment earnings	$172,753	12%	$445,137	28%	$(272,384)	(61)%	(63)%
Nextel Mexico represented 40% of our consolidated operating revenues for the nine months ended September 30, 2013 compared to 36% in the same period in 2012, and comprised 38% of our consolidated subscriber base as of September 30, 2013 compared to 39% as of September 30, 2012.
In the third quarter of 2013, Nextel Mexico's WCDMA network reached geographic coverage parity with its iDEN network. As a result, we currently offer services supported by our WCDMA-based network in about 120 cities in Mexico, including Mexico City, Guadalajara, Monterrey, Leon, Cancun, Cozumel and in cities located near the Mexico/U.S. border. Nextel Mexico's WCDMA-based network uses the HSPA+ version of the WCDMA technology that supports significantly faster data delivery speeds than are available on earlier versions of the technology. Development and deployment of this new network in Mexico resulted in capital expenditures of $225.7 million for the nine months ended September 30, 2013, which represented 38% of our consolidated capital expenditures. Continued deployment of the WCDMA-based network and other planned network enhancements will require us to make additional investments in capital expenditures.
In anticipation of Sprint's decision to shut down its iDEN network in the U.S., Nextel Mexico took a number of steps designed to address the impact on its subscribers, including:

•	educating subscribers on the impact of the network changes;

•	accelerating the deployment of our WCDMA network in the Mexico/U.S. border region;

•	providing our customers with additional network coverage through a roaming agreement with a U.S. carrier;

•	offering service plans designed to encourage our subscribers' migration to new WCDMA handsets; and

•	offering our Prip service.
As expected, the deactivation of Sprint's iDEN network on June 30, 2013 resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as their ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using our services, which resulted in an increase in the number of calls to customer care and a higher level of subscriber deactivations and customer turnover, leading to a significant disruption of Nextel Mexico's business plans. Specifically, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, in part because the coverage and capacity of its WCDMA network was not sufficient to support the significant subscriber loading and migrations of subscribers resulting from the deactivation of Sprint's iDEN network. These changes created a negative perception of our services in Mexico, which has made it more difficult for us to attract and retain subscribers there.
Nextel Mexico is continuing to take actions designed to address these issues, including actively improving the capacity and coverage of its WCDMA-based network, working to improve service along the Mexico/U.S. border by enhancing roaming capabilities in the U.S., and continuing to work with Sprint to implement improvements to the solutions that allow our WCDMA subscribers to use push-to-talk services to communicate with Sprint's customers who use push-to-talk service in the U.S. We also expect to launch new awareness campaigns in Mexico in the fourth quarter of 2013 to inform subscribers of the improvements to our WCDMA network. While we believe that all of these actions will help to stabilize Nextel Mexico's business and set the stage for growth in 2014, differences in the nature and quality of the services that we are able to provide using our WCDMA network compared to services historically available on our iDEN network, particularly in the area near the Mexico/U.S. border, may have a continued negative impact on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA-based network, which could result in further increases in deactivations and customer turnover.
The average value of the Mexican peso appreciated relative to the U.S. dollar by 2% and 4% during the three and nine months ended September 30, 2013 compared to the average values that prevailed during the same periods in 2012. As a result, the components of Nextel Mexico's results of operations for the three and nine months ended September 30, 2013, after translation into U.S. dollars, reflect slightly higher revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not appreciated relative to the U.S. dollar.
As a result of the increase in operating expenses in connection with the deployment of our WCDMA-based network, including cost of service, general and administrative expenses and other factors described below, Nextel Mexico's segment earnings margin declined from 28% for both the three and nine months ended September 30, 2012 to 7% and 12% in the same periods of 2013. Nextel Mexico’s segment earnings decreased $115.7 million, or 78%, and $272.4 million, or 61%, on a reported basis, and 79% and 63% on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012, as a result of the following:

1.	Operating revenues
The $71.2 million, or 14%, and $101.7 million, or 7%, decreases in service and other revenues on a reported basis, and 16% and 11% decreases on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 are primarily due to declines in average revenue per subscriber on a local currency basis resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico. We expect that Nextel Mexico will continue to experience lower levels of average revenue per subscriber in local currency for the remainder of 2013 compared to 2012. Service and other revenues also decreased as the result of a 5% reduction in Nextel Mexico's subscriber base from September 30, 2012 to September 30, 2013.

2.	Cost of revenues

The $38.8 million, or 47%, and $79.7 million, or 27%, increases in cost of service on a reported basis, and 45% and 24% increases on a constant currency basis, in the three and nine months ended September 30, 2013 compared to the same periods in 2012 are primarily the result of $50.7 million, or 354%, and $94.9 million, or 106%, increases in direct switch and transmitter and receiver site costs resulting from a significant increase in transmitter and receiver sites in service from September 30, 2012 to September 30, 2013 related to the deployment of Nextel Mexico's WCDMA-based network. These amounts are partially offset by $9.5 million, or 23%, and $18.5 million, or 15%, decreases in interconnect expenses related to a decline in interconnect minutes of use and a reduction in mobile termination rates.

3.	General and administrative expenses

The $10.6 million, or 13%, and $36.1 million, or 16%, increases in general and administrative expenses on a reported basis, and 11% increases on a constant currency basis, in both the three and nine months ended September 30, 2013 compared to the same periods in 2012 are primarily the result of higher information technology and customer care expenses.

d.	Nextel Argentina

	September 30, 2013	% of Nextel Argentina's Operating Revenues	September 30, 2012	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$141,687	90%	$166,697	93%	$(25,010)	(15)%	3%
Handset and accessory revenues	16,483	10%	11,808	7%	4,675	40%	69%
	158,170	100%	178,505	100%	(20,335)	(11)%	7%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	40,518	26%	46,497	26%	(5,979)	(13)%	(1)%
Cost of handset and accessory sales	24,695	16%	18,951	11%	5,744	30%	33%
	65,213	42%	65,448	37%	(235)	—	10%
Selling and marketing expenses	15,537	10%	16,374	9%	(837)	(5)%	15%
General and administrative expenses	38,839	24%	43,718	24%	(4,879)	(11)%	5%
Provision for doubtful accounts	2,074	1%	2,920	2%	(846)	(29)%	(14)%
Segment earnings	$36,507	23%	$50,045	28%	$(13,538)	(27)%	5%
Nine Months Ended
Operating revenues
Service and other revenues	$443,833	91%	$476,550	93%	$(32,717)	(7)%	10%
Handset and accessory revenues	45,322	9%	35,603	7%	9,719	27%	50%
	489,155	100%	512,153	100%	(22,998)	(4)%	13%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	121,954	25%	144,475	28%	(22,521)	(16)%	(6)%
Cost of handset and accessory sales	67,742	14%	59,317	12%	8,425	14%	16%
	189,696	39%	203,792	40%	(14,096)	(7)%	1%
Selling and marketing expenses	45,111	9%	50,982	10%	(5,871)	(12)%	4%
General and administrative expenses	115,846	23%	116,079	22%	(233)	—	15%
Provision for doubtful accounts	7,812	2%	9,258	2%	(1,446)	(16)%	—
Segment earnings	$130,690	27%	$132,042	26%	$(1,352)	(1)%	39%
Nextel Argentina represented 13% of our consolidated operating revenues for the nine months ended September 30, 2013 compared to 12% for the same period in 2012. In addition, Nextel Argentina's subscriber base increased 16% from September 30, 2012 to September 30, 2013 and comprised 20% of our consolidated subscriber base as of September 30, 2013, a significant portion of which represents subscribers who are utilizing prepaid service plans, compared to 17% as of September 30, 2012. Nextel Argentina generated a segment earnings margin of 27% for the nine months ended September 30, 2013, which is higher than the 26% segment earnings margin generated during the nine months ended September 30, 2012 due primarily to lower cost of service.

Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected.
The average value of the Argentine peso for the three and nine months ended September 30, 2013 depreciated relative to the U.S. dollar by 21% and 18% compared to the average values that prevailed during the same periods in 2012. As a result, the components of Nextel Argentina's results of operations for the three and nine months ended September 30, 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further devaluation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings decreased $13.5 million, or 27%, and $1.4 million, or 1%, on a reported basis in the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily as the result of decreases in operating revenues driven by declines in average revenue per subscriber resulting from a larger proportion of less profitable prepaid subscribers at the end of the third quarter of 2013 compared to the end of the third quarter of 2012. These decreases were partially offset by $6.0 million, or 13%, and $22.5 million, or 16%, in cost of service expenses in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to lower interconnect expenses caused by a decline in interconnect minutes of use and decreases in service and repair costs. On a constant currency basis, Nextel Argentina's segment earnings increased 5% and 39% in the three and nine months ended September 30, 2013 compared to the same periods in 2012.

e.	Chile and Corporate

	September 30, 2013	% of Chile and Corporate Operating Revenues	September 30, 2012	% of Chile and Corporate Operating Revenues	Change from Previous Year
					Dollars	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$15,257	93%	$11,805	76%	$3,452	29%
Handset and accessory revenues	1,152	7%	3,627	24%	(2,475)	(68)%
	16,409	100%	15,432	100%	977	6%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	19,886	121%	18,283	119%	1,603	9%
Cost of handset and accessory sales	7,573	46%	13,305	86%	(5,732)	(43)%
	27,459	167%	31,588	205%	(4,129)	(13)%
Selling and marketing expenses	12,808	78%	28,105	182%	(15,297)	(54)%
General and administrative expenses	50,095	NM	78,573	NM	(28,478)	(36)%
Provision for doubtful accounts	762	5%	758	5%	4	1%
Segment losses	$(74,715)	NM	$(123,592)	NM	$48,877	(40)%
Nine Months Ended
Operating revenues
Service and other revenues	$42,716	74%	$29,734	82%	$12,982	44%
Handset and accessory revenues	15,141	26%	6,481	18%	8,660	134%
	57,857	100%	36,215	100%	21,642	60%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	60,801	105%	44,378	123%	16,423	37%
Cost of handset and accessory sales	34,580	60%	23,695	65%	10,885	46%
	95,381	165%	68,073	188%	27,308	40%
Selling and marketing expenses	39,707	69%	74,086	205%	(34,379)	(46)%
General and administrative expenses	168,059	290%	247,626	NM	(79,567)	(32)%
Provision for doubtful accounts	3,421	6%	1,371	4%	2,050	150%
Segment losses	$(248,711)	NM	$(354,941)	NM	$106,230	(30)%
_______________________________________
NM-Not Meaningful
Although we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds, this "Chile and Corporate" discussion includes our Chilean operations and our corporate operations in the U.S. For the three and nine months ended September 30, 2013 and 2012, Chile and corporate operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile. During 2012, we began offering services on a WCDMA-based network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers.
Segment losses decreased in the three and nine months ending September 30, 2013 compared to the same periods in 2012 primarily due to $28.5 million, or 36%, and $79.6 million, or 32%, decreases in general and administrative expenses. These decreases in general and administrative expenses were largely the result of $11.5 million, or 34%, and $29.8 million, or 28%, decreases in consulting and other outside service costs at the corporate level and $7.0 million, or 50%, and $28.6 million, or 56%, decreases in information technology costs at the corporate level.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings. As of September 30, 2013, we had working capital, which is defined as total current assets less total current liabilities, of $2,006.3 million, a $431.3 million increase compared to working capital of $1,575.0 million as of December 31, 2012, primarily due to higher cash balances resulting from the net cash proceeds we received in connection with the issuance of $900.0 million in aggregate principal amount of 11.375% senior notes in February and April 2013 and the $405.5 million in cash we received as a result of the sale of Nextel Peru, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims.
As of September 30, 2013, our working capital includes $1,578.6 million in cash and cash equivalents, of which $233.3 million was held in currencies other than U.S. dollars, with 62% of that amount held in Argentine pesos and 31% of that amount held in Mexican pesos. As of September 30, 2013, our working capital also included $318.7 million in short-term investments. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

As of September 30, 2013, our sources of funding included our cash, cash equivalent and short-term investment balances, which includes the cash we received as a result of the sale of Nextel Peru to Entel in August 2013, up to $325.0 million available under our equipment financing facilities in Brazil and Mexico, other anticipated future cash flows from our operations and the cash we expect to receive upon the closing of the sale of our transmitter and receiver sites in Brazil and Mexico. We plan to continue to evaluate funding opportunities, strategic transactions with respect to our operations in Argentina and Chile, and, if appropriate, access the credit and capital markets in order to support our business plans, reduce our capital costs, optimize our capital structure and maintain or enhance our liquidity position.
Cash Flows

	Nine Months Ended September 30,		Change
	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of period	$1,371,173	$2,310,659	$(939,486)
Net cash (used in) provided by operating activities	(102,717)	302,991	(405,708)
Net cash used in investing activities	(487,366)	(666,855)	179,489
Net cash provided by (used in) financing activities	823,731	(396,074)	1,219,805
Effect of exchange rate changes on cash and cash equivalents	(38,501)	5,038	(43,539)
Change in cash and cash equivalents held for sale	12,318	(19,345)	31,663
Cash and cash equivalents, end of period	$1,578,638	$1,536,414	$42,224
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $102.7 million of cash in our operating activities during the first nine months of 2013, a $405.7 million, or 134%, decrease from the net cash provided by operating activities in the same period in 2012, due primarily to increased operating losses and higher interest expense related to the 11.375% and 7.875% senior notes we issued in 2013.

We used $487.4 million of cash in our investing activities during the first nine months of 2013, a $179.5 million, or 27%, decrease from the same period in 2012, primarily due to proceeds from the sale of Nextel Peru of $405.5 million, which includes $50.0 million of cash held in escrow on our behalf in connection with this sale, a $232.4 million decrease in cash capital expenditures due to lower investments in our iDEN and WCDMA networks and a $237.2 increase in proceeds from the sales of short-term investments, partially offset by a $377.6 million increase in purchases of investments.

Our financing activities provided us with $823.7 million of cash during the first nine months of 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, partially offset by $621.8 million used to repay our bank loans in Mexico and Chile and one of our bank loans in Brazil and $37.4 million to repay our import financing loans in Brazil. We used $396.1 million of cash in our financing activities during the first nine months of 2012 primarily due to the principal repayment of $175.7 million under our syndicated loan facilities in Brazil and Peru and the repayment of $212.8 million face amount of our 3.125% convertible notes in the U.S.

Future Capital Needs and Resources
Our business strategy contemplates the deployment and expansion of new WCDMA-based networks and the ongoing expansion of the capacity of our iDEN networks. Consistent with this strategy, in the third quarter of 2013, our WCDMA-based network reached geographic coverage parity with our iDEN network in Mexico. As a result, we currently offer services supported by our WCDMA-based network in about 120 cities in Mexico, including Mexico City, Guadalajara and Monterrey and in cities located near the Mexico/U.S. border. In Brazil, we are currently offering services supported by our WCDMA-based network in over 150 cities, including cities in and around Sao Paulo, and we expect to begin offering services in Rio de Janeiro in the fourth quarter of 2013. We plan to expand the coverage and quality of our new networks in Brazil and Mexico throughout the remainder of 2013 and continuing into 2014. We also offer service on our WCDMA-based network in Chile. We expect our consolidated capital expenditures for the remainder of 2013 to be significant, but at lower levels than in 2012. The amount and timing of those additional capital expenditures is dependent on, among other things, our business plans and the nature and extent of any regulatory requirements that may be imposed regarding the timing and scope of the deployment of these new networks.
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
In making assessments regarding our capital needs and the capital resources available to meet those needs, we do not consider events that have not occurred, other than the expected proceeds we will receive upon the closing of the sale of our transmitter and receiver sites in Brazil and Mexico, and we do not assume the availability of external sources of funding that may be available for these future events, including potential equity investments, equipment financing or other available financing.
Other than the issuance of the 7.875% notes in May 2013, the issuance of the 11.375% notes in February 2013 and April 2013 and the repayment of our Mexican peso-denominated bank loan in Mexico, one of our Brazilian real-denominated bank loans in Brazil, our bank loan in Chile and all of our import financing loans in Brazil, during the three and nine months ended September 30, 2013, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2012.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $601.6 million for the first nine months of 2013 and $936.9 million for the same period in 2012. In each of these periods, a substantial portion of our capital expenditures went to the deployment of our WCDMA-based networks in Brazil and Mexico.
We expect to finance our capital spending for our existing and future network needs using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments, borrowings under equipment financing facilities in Brazil and Mexico, the sale of certain towers and other transmitter and receiver sites in Brazil and Mexico and proceeds from external funding sources that are or may become available. We may also consider entering into strategic relationships or transactions with third parties that will provide additional funding to support our business plans. Our capital spending is expected to be driven by several factors, including:

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
Future Outlook.  As of September 30, 2013, our current sources of funding include $1,578.6 million in cash and cash equivalents, which includes the cash we received as a result of the sale of Nextel Peru to Entel in August 2013 but does not include the $50.0 million of cash held in escrow on our behalf in connection with this sale, $318.7 million in short-term investments and $325.0 million in additional availability under our existing equipment financing facilities.
In addition, we have agreed to sell transmitter and receiver sites in Brazil and Mexico for total estimated proceeds based on current foreign currency exchange rates of $823.5 million in cash, subject to certain adjustments, including adjustments based on the actual number of towers sold. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan.
Recently, our results of operations, including our operating cash flows, have been negatively affected by continued competitive pressures, the depreciation of local currencies and increased costs to support our larger WCDMA-based networks. Assuming the receipt of the proceeds relating to our sale of towers in Brazil and Mexico, we believe our current sources of funding will be adequate to allow us to execute our business plan for the next couple of years. If we are unable to significantly improve our operating cash flows, we will need to seek additional sources of financing to fund our operations and execute our business strategy as contemplated by our business plan. The timing and amount of our future funding needs will also be affected by the need to repay or refinance our existing indebtedness.
To meet our future funding needs and maintain or enhance our liquidity position, we will continue to evaluate and pursue various financing alternatives, including strategic transactions with respect to our operations in Argentina and Chile and proceeds from potential debt and equity offerings. We expect to continue to obtain additional funding using one or more of these alternatives. Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals.
The indentures governing our 7.875% notes and our 11.375% notes restrict our ability to make upstream payments to any U.S. subsidiary that ranks senior to NII International Telecom, S.C.A., other than payments for interest on existing NII Capital Corp. notes and operating and capital expenditures of NII Holdings, Inc. In addition, some of the agreements relating to our existing financing arrangements include terms that impose restrictions relating to, among other things, our ability to incur additional debt financing, and require us to maintain specified financial ratios that could affect the financing alternatives available to us at any given time. These restrictions limit our ability to incur additional indebtedness in the future depending upon our operating results and the levels of financing that we have outstanding. If these restrictions do not allow us to borrow funds needed to support our business plan or if we are otherwise unable to borrow funds, we would need to consider changes to our business plan or other strategic alternatives in order to raise additional funding or reduce our funding needs, including by limiting our capital expenditures. In those circumstances, we would also consider seeking modifications to our financing agreements that would allow us to incur additional indebtedness. Any indebtedness that we may incur in the coming years may be significant.
In making the assessment of our funding needs under our current business plans and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	expected cash flows from our operations;

•	the cash we expect to receive upon the closing of the sale of our transmitter and receiver sites in Brazil and Mexico;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•	the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our planned deployment of WCDMA-based and LTE networks;

•	our scheduled debt service and other contractual obligations; and

•	income taxes.
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

Effect of New Accounting Standards
There were no new accounting standards issued during the three or nine months ended September 30, 2013 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

In May 2013, we issued a new series of U.S. dollar-denominated fixed rate senior notes with $700.0 million aggregate principal amount due at maturity that bear interest at a rate of 7.875% per year, which is payable semi-annually on February 15 and August 15, beginning on August 15, 2013. The notes will mature on August 15, 2019 when the entire principal amount will be due. We utilized substantially all of the net proceeds from this offering to repay in full our Mexican peso-denominated bank loan in Mexico, one of our Brazilian real-denominated bank loans in Brazil and all of our import financing loans in Brazil. In addition, in February 2013 and April 2013, we issued a series of U.S. dollar-denominated fixed rate senior notes with $750.0 million and $150.0 million in aggregate principal amount, respectively, due at maturity that bear interest at a rate of 11.375% per year, which is payable semi-annually on February 15 and August 15, beginning on August 15, 2013. The notes will mature on August 15, 2019 when the entire principal amount will be due. Other than the issuance of these notes, the repayment of our bank loans in Mexico and Brazil and the repayment of all of our import financing loans in Brazil, during the three or nine months ended September 30, 2013, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2012.

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
As of September 30, 2013, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting in our Brazil operating segment. The material weaknesses we identified, which are more fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2012, relate to the inadequate design and operation of controls to provide reasonable assurance that the accounting for non-income based taxes and related disclosures relating to our Brazil segment were prepared in accordance with generally accepted accounting principles in the United States of America, as well as to our inability to maintain a sufficient complement of resources in our Brazil segment's accounting department with the appropriate level of experience and training, commensurate with our structure and financial reporting requirements. We continue to make progress toward the remediation of these material weaknesses.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) We did not repurchase any shares of our common stock during the three months ended September 30, 2013.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ESTEBAN NARANJO

Esteban Naranjo
Vice President, Corporate Controller
(on behalf of the registrant and as chief accounting officer)
Date: October 31, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
12.1*	Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.