Form 10-K
period 2013-12-31
NII HOLDINGS INC
filed 2014-02-28
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013: $1,143,037,172
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 21, 2014
Common Stock, $0.001 par value per share	172,105,746

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

Overview
We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 1875 Explorer Street, Suite 1000, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile. For financial information about our operating companies, see Note 14 to our consolidated financial statements included at the end of this annual report on Form 10-K.
Except as otherwise indicated, all amounts are expressed in United States, or U.S., dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S.

We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our push-to-talk services, which allow subscribers to talk to each other instantly, and our high level of customer service. As we expand our wideband code division multiple access-based, or WCDMA-based, networks in our markets, we are extending our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina and Chile, with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil, Mexico and Chile serve or are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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
The services we currently offer include:

•	mobile telephone service;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•	wireless data services, including text messaging services; mobile internet services; and e-mail services;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services.
The deployment and expansion of our WCDMA networks in Brazil, Mexico and Chile enable us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in over 250 cities, including cities in and around Sao Paulo and Rio de Janeiro. In December 2013, we signed agreements with Telefonica Moviles, or Telefonica, under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. When implemented, the agreements will allow us to enhance our service offerings by expanding the areas in which customers using our WCDMA services in Brazil and Mexico can access voice and data services. We plan to expand the coverage and quality of our networks in Brazil and Mexico in 2014. We also offer service on our iDEN network in Argentina. Our current spectrum holdings are sufficient to enable us to deploy networks that utilize long-term evolution, or LTE, technology in certain areas in Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico in 2014.
As we transition to our WCDMA and LTE-based networks, we will be able to offer a substantially broader range of services and subscriber units that support our services, including our push-to-talk services, data services and, in some cases, both. For example, our Prip service, which is currently available in Mexico and Chile and is expected to be available in Brazil in 2014, expands the availability of our push-to-talk services to a wider range of handsets, including certain iPhones and other types of smartphones.
Our transition to standards-based technologies will also give us more flexibility to offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device.
Business Update
State of the Business. During the second half of 2013, we experienced a significant decline in subscribers in Mexico and a reduction in operating revenues and operating cash flows generated by Nextel Brazil and Nextel Mexico as a result of continued competitive pressure, the depreciation of the local currency in Brazil, and delays in the deployment and launch of services on our WCDMA networks. In Mexico, our subscriber base, operating revenues and operating cash flows were also negatively impacted by Sprint Corporation's, or Sprint's, deactivation of its iDEN network in the U.S. in mid-2013 and our failure to effectively deploy and optimize our WCDMA network to meet the needs of customers who were seeking new services to replace their iDEN services, particularly customers living in areas near the border of Mexico and the U.S. These factors contributed to negative market perception of our brand and WCDMA network that developed in Mexico in late 2013. We believe iDEN subscriber losses will continue to outpace our ability to attract subscribers to services on our WCDMA network in Mexico into 2014. In addition, as a result of the delays in the deployment and optimization of our WCDMA network in Brazil, we proceeded with launches of our full voice and data services in that market late in 2013 that led to subscriber and revenue growth rates that were significantly lower than we had originally anticipated. These conditions, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our current debt obligations in 2014, raise substantial doubt about our ability to continue as a going concern under the applicable authoritative literature. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — D. Future Capital Needs and Resources — Future Outlook, Liquidity Plans and Going Concern." and Note 1 to our consolidated financial statements. For additional discussion of these matters and their potential impact on us, see "Item 1A. — Risk Factors."
As illustrated in the table below, as of December 31, 2013, our operating companies had a total of about 9.49 million subscriber units in commercial service, which represented a decrease of about 213,000, or 2%, from December 31, 2012. We refer to these subscriber units in commercial service collectively as our subscriber base.

	Subscriber Units in Commercial Service
	As of December 31,
Country	2013	2012
	(in thousands)
Brazil (1)	3,958.2	3,846.3
Mexico (1)	3,264.5	3,901.7
Argentina	2,023.1	1,755.6
Chile (1)	243.5	198.4
Total	9,489.3	9,702.0
_______________________________________

(1)	Includes subscriber units on both our WCDMA and iDEN networks.

Sale of Nextel Peru. In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this annual report on Form 10-K. Accordingly, we have reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in this annual report on Form 10-K exclude amounts attributable to discontinued operations.
Strategy
In light of our financial condition, our goal for 2014 is to expand our subscriber base on our WCDMA network in Brazil, stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013. See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — D. Future Capital Needs and Resources — Future Outlook, Liquidity Plans and Going Concern." More broadly, our goal is to generate higher revenues and increase the number of subscriber units operating on our networks by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•
focusing on higher value customer segments in our core markets, such as segments that comprise the small, medium and large business markets, as well as certain consumer market segments that value our differentiated wireless communications services;

•	offering a broad array of differentiated services and devices that build upon and complement our push-to-talk services, which give our customers the ability to communicate with each other instantly;

•	offering new services supported by high quality WCDMA networks;

•	offering a superior customer experience; and

•	building on the strength of the unique positioning of the Nextel brand.
To enhance our service offerings, we have deployed and are continuing to enhance our networks that utilize WCDMA technology. These networks enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data and internet access; increase our network capacity; and ultimately reduce the costs of supporting the services we offer when compared to our original iDEN networks. We plan to continue to focus on our current high value subscriber base using the differentiated services available on both our networks and to expand our targeted subscriber base using the handsets and devices, service offerings, applications and pricing plans made possible by our WCDMA networks.
Historically, we have focused on postpaid rate plans. With the expansion of our target customer base, we have been offering more prepaid rate plans and hybrid rate plans that combine both postpaid and prepaid features and expect our sales of these types of service plans to increase over time.
We seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of balancing growth and profitability regardless of the competitive landscape. We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets and other devices offered, speed of data access and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets and other devices with a wide range of prices, brands and features. Although competitive pricing of services and the variety and pricing of handsets and other devices are often important factors in a customer’s decision making process, we believe that the users who primarily make up our current subscriber base and the customers we plan to pursue are also likely to base their purchase decisions on quality and reliability of wireless service and customer support, as well as on the availability of differentiated features and services, like our push-to-talk services, that make it easier for them to communicate quickly, efficiently and economically. To address competitive pressures, we have, among other things:

•
improved the coverage, quality and performance of our WCDMA network in Mexico, launched WCDMA services in Brazil in the cities and surrounding regions within Sao Paulo and Rio de Janeiro and took steps to expand the coverage of our services in Brazil and Mexico through our roaming relationship with Telefonica;

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

•
refreshed and tailored our marketing approach to this broader set of customers, especially consumer customers, to make them aware of our new services and capabilities, our broader range of available handsets and devices, and the quality and performance of our networks;

•
worked with device suppliers to develop new handset models and features supported by our WCDMA networks, including devices and smartphones from suppliers like Samsung, LG, Sony, Alcatel, Huawei, Motorola Mobility and Apple; and

•
developed and launched a new high performance push-to-talk service, which we refer to as Prip, which operates on a wide range of standard smartphones, including handsets from suppliers like Samsung and Apple, allowing users to experience a high quality push-to-talk capability that interoperates with our current iDEN and QChat Direct Connect solutions both in their home markets and while roaming internationally. The Prip service, which is currently available in Mexico and Chile and will be available in Brazil in 2014, operates on WiFi, as well as on WCDMA- and LTE-based networks outside our markets where data roaming services are available, including in the U.S.

We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless subscribers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA networks in our markets, focusing particularly on our core markets in Brazil and Mexico, and grow our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we deployed our WCDMA networks and plan to continue to invest in those networks with a particular focus on improving the coverage, capacity and performance of those networks and improving results in our largest markets of Brazil and Mexico. Although these investments increase our costs and have a negative impact on our profitability as we incur the costs of operating our WCDMA networks while we build the subscriber base served by them, we believe that over the long term our investments in these networks will enhance the competitiveness of our service offerings and support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals. These changes have included significant reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and significant staff reductions in our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, and modifications to some of our key vendor relationships that are designed to improve the overall quality and efficiency of the service provided and enhance the quality of the service we provide our customers.
Finally, as we implement changes to our business strategy that are designed to improve our results, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which in 2013 collectively produced about 86% of our total consolidated operating revenues. Consistent with this approach, in August 2013, we completed the sale of all of the outstanding equity interests of Nextel Peru to Entel for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. While we will also continue to support our operations in Argentina and Chile, this change in emphasis makes it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses.
Our Products, Services and Solutions
We offer a wide range of wireless communications services and related subscriber equipment and a variety of service plans with different rate plan structures and bundles that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. We offer the following services and products that we believe reflect certain points of differentiation from those offered by our competitors:

1. Voice Services.  We offer traditional mobile telephony services with calling features that include voicemail, call waiting, call forwarding and three-way calling. Our voice services also include our push-to-talk services that give our customers the ability to communicate with each other instantly. These push-to-talk services give our customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows them to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. These push-to-talk services are available on most of the handsets we offer.
Although a number of our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our push-to-talk and similar services.
2. Wireless Data Services.  We offer a variety of wireless data services and solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere. Examples of these services include:

•
Internet Access. We offer our customers always-on connectivity to the internet directly from their device through mobile internet access, which combines the vast resources of the internet with convenient mobile content services. The launch of services on our WCDMA networks in Brazil, Mexico and Chile provide internet access at mobile broadband speeds supported by our WCDMA-enabled handsets, data air cards and other data access devices via our Internet Nextel® data service plans in Mexico and other similar plans in Brazil and Chile;

•	Messaging Services. We offer a range of messaging services, including SMS, multimedia messaging, or MMS services, and mobile email;

•
Mobile Content and Applications. Our handsets can support a broad array of specialized and differentiated applications, and many of our handsets incorporate the Android operating system, which provides an open environment for the distribution and support of hundreds of thousands of business and consumer applications and digital media content to meet the needs of a broad set of subscribers; and

•
Business Solutions. Our data solutions, which are accessible via our wireless handsets, laptop computers and handheld computing devices, facilitate quick responses among workers in the field by streamlining operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real-time, locate devices using GPS technology. Our wireless business solutions are backed by customer support teams that help our customers build, distribute and manage wireless applications to meet their unique business needs.

3. Roaming and International Calling Services.  With the deployment and expansion of our WCDMA networks in Brazil, Mexico and Chile, we have entered into domestic and international roaming arrangements with operators of compatible networks to allow our customers using services supported by our new networks to roam in countries around the world. The availability of these voice and data roaming services, which are expected to be more broadly available than iDEN roaming due to the wider adoption of network technologies that are compatible with WCDMA, is subject to reaching agreements with the operators of those networks and the implementation of required back office systems that support those arrangements.
We have entered into agreements providing for domestic roaming services that utilize other operators' networks in our markets in Brazil, Mexico and Chile. For example, in December 2013, we signed agreements with Telefonica to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. When implemented, the agreements will allow us to enhance our service offerings by expanding the areas in which customers using our WCDMA-based services in Brazil and Mexico can access voice and data services.
We have also entered into international roaming arrangements that allow us to offer a number of traditional, as well as differentiated, international calling and roaming services. First, we complement our standard international voice calling services with our International Direct Connect service, which allows our subscribers to communicate instantly across national borders to other subscribers who use our push-to-talk services across our markets. We have also implemented network gateways designed to enable our subscribers who use services supported by our networks to use our International Direct Connect service to communicate with subscribers of Sprint's QChat service in the U.S. and for Sprint's subscribers to communicate to our subscribers anywhere in Latin America. Our customers are also able to communicate using push-to-talk services with users of the Prip service located throughout the world.
4. Wireless Devices. We offer our customers a broad array of wireless handsets, including smartphones and feature phones capable of supporting our push-to-talk services on both our WCDMA and iDEN networks. Our smartphone portfolio includes a variety of devices using the Android operating systems that enable our subscribers to access the internet on their handsets. In February 2014, we began offering the iPhone to our customers in Brazil and plan to extend the iPhone offering in Mexico and Chile in the first half of 2014. Additionally, we offer mobile broadband devices, including data air cards and personal WiFi access devices, or MiFi, to our subscribers in Brazil, Mexico and Chile on our WCDMA networks.
Our Networks and Wireless Technologies
We currently offer services supported by networks that utilize WCDMA technology in Brazil, Mexico and Chile. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides new service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies. Throughout 2014, we expect to continue to expand the geographic areas served by our WCDMA networks focusing particularly on the expansion of the coverage of our networks in our core markets of Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico in 2014.
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
We also have additional spectrum holdings in some of our markets, including 20 MHz of spectrum in the 1.8 GHz spectrum band in portions of Brazil, which we plan to use to support our planned deployment of LTE-based networks in Rio de Janeiro, and 10 MHz of spectrum in the 1.9 GHz spectrum band in Monterrey and 50 MHz of spectrum in the 3.5 GHz spectrum band in Mexico.
As we make the transition from our iDEN networks to our new WCDMA networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, including LTE-based technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of things, including the technology decisions made by other wireless carriers, and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico and Chile, our 800 MHz spectrum is either partially contiguous or non-contiguous and would not be expected to support the deployment of future technologies until a reconfiguration of the spectrum band to create contiguous spectrum is completed. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
In each of our markets, we currently offer services supported by networks that utilize the iDEN technology developed and designed by Motorola. The iDEN technology is a digital technology that is able to operate on non-contiguous spectrum frequencies and was previously usable only for two-way radio calls and is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. The iDEN technology is also based on an earlier technology platform that is not capable of transmitting the volume of data at speeds that are supported by current technologies like WCDMA. In addition, the more limited worldwide deployment of the iDEN technology makes services offered on the iDEN network less attractive to subscribers who travel internationally because most of the iDEN handsets that we offer are not currently designed to roam onto non-iDEN wireless networks.

Motorola Solutions is the primary supplier of iDEN network equipment, and Motorola Mobility is the primary supplier of iDEN handsets throughout our markets. We expect to continue to rely on Motorola Solutions and Motorola Mobility for iDEN network equipment and handsets. Motorola Solutions also provides integration services in connection with the deployment of our iDEN network elements and supports us by providing iDEN system maintenance, optimization and field service employees.
As we make the transition to our WCDMA networks, and in light of Sprint's deactivation of its iDEN network in the U.S. in mid-2013, the significant reduction in demand for iDEN network equipment and handsets may make it uneconomic for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN networks. We also expect that this transition could also affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets beyond their contractual obligations and may also result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks. The impact of this transition may be more significant in Argentina where we do not currently hold spectrum that would support the deployment of a WCDMA network. See “Item 1A. — Risk Factors — 11. Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.”
Because our next generation networks utilize WCDMA technology, which is a more widely utilized standards-based platform, we believe that we will be able to purchase network equipment and subscriber handsets and other devices from a broader range of suppliers. To date, we have entered into agreements with Huawei to provide network equipment and with a number of suppliers, including Apple, HTC, Huawei, Motorola Mobility and Samsung, to supply handsets and other devices that will support services on our new networks. We expect to enter into agreements with additional vendors of handsets and other subscriber devices in the future. While we expect to capture cost benefits from our transition to a more widely-used technology, our plans to continue to offer push-to-talk services as a key differentiator may result in the cost of some of our handsets being somewhat higher than phones without that feature because they will not be produced in the same quantities as our competitors' more standard WCDMA handsets. Our Prip service, which is an application-based push-to-talk solution that can be implemented on standard smartphones, allows us to offer our customers the ability to connect instantly with our customer base without using a specialized device.
Network Implementation, Design and Construction
Our deployment of WCDMA networks, which are not compatible with our existing iDEN-based networks, requires us to pursue a network construction strategy that includes a substantially broader deployment of transmitter and receiver sites to support service that meets the coverage needs of our customers than would be the case if we were deploying a compatible technology that would allow more limited upgrades in specific markets. In addition, because we are deploying our new networks on spectrum that is at a higher frequency than the spectrum used for our iDEN networks, the propagation characteristics of that spectrum make it necessary for us to deploy significantly more sites to provide coverage that is comparable to our existing iDEN network coverage, particularly with respect to coverage that supports in-building use of our services.
As we continue to deploy our WCDMA networks, we seek to maximize our capital efficiencies by utilizing our existing iDEN transmitter and receiver sites to support our new networks when feasible. We also refer to our WCDMA and iDEN transmitter and receiver sites as communication towers or towers, although in some instances these towers are located on rooftops and other structures. However, our commercial strategies, the factors described above and the coverage requirements associated with the spectrum licenses being utilized for those networks require us to construct more transmitter and receiver sites in a shorter period of time and to identify and build sites that provide coverage that is competitive with the offerings of other carriers who have been building and expanding their network coverage using compatible network platforms for several years. As a result, we have encountered and are likely to continue to encounter, difficulties in acquiring necessary sites that can affect the quality of our services and the timing of our launch of those services.
Our network construction efforts incorporate frequency planning and a system design process that is focused on developing a network that will efficiently meet our coverage requirements and involves the selection of transmitter sites on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 9c. Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.” The preparation of each site, including grounding, ventilation, air conditioning and construction, as well as the installation and optimization of equipment, typically takes four months. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays. These delays can affect the quality or coverage of our services.
Sales and Distribution and Customer Care
We target customers who use our differentiated products and services in their businesses and individuals that have medium to high usage patterns, both of whom value our unique services, including our push-to-talk services, and our high level of customer service. Consistent with our growth strategy and the capabilities of our WCDMA networks, we have expanded our target market to include additional business customers and high-value consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the innovative services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service. We use a variety of sales channels as part of our strategy to increase our subscriber base. These sales channels may include direct sales representatives, indirect sales agents, retail stores and kiosks and other subscriber convenient sales channels such as online purchasing. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local subscriber preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining subscribers in our targeted groups.
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
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. With the launch of services on our WCDMA networks, we have significantly expanded these channels and locations and have also expanded our marketing through regional and national retailers with store kiosks and handset and prepaid card distribution offers. We utilize our websites as a marketing tool that allows subscribers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions, and in some of our markets, we use online purchases as an additional sales channel to allow subscribers to purchase our services directly.
Our customer care organization works to improve our subscribers' experience, with the goal of retaining our subscribers and encouraging them to expand their relationship with us.
Marketing
We are a full service provider of wireless services, offering our customers packages of services and features that combine multiple communications services in one handset, including voice and data services and our differentiated push-to-talk services, which allow our customers to communicate more effectively and efficiently.
We offer a variety of pricing options and plans, including plans designed to combine features and services that meet the needs of the customers we serve and target. In most instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we also offer prepaid services as a means of attracting customers within our targeted base who may not meet our customer credit requirements, who prefer the flexibility of paying for their service in advance, or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract. We also offer hybrid or controlled rate plans that incorporate a combination of postpaid services and prepaid characteristics. As we move forward with our plans to expand our targeted customer base, we expect that we will expand our prepaid and hybrid service offerings to meet the needs of our existing and potential customers. As a result, we expect that the number of our subscribers who purchase services under these prepaid or hybrid plans will increase. Based on our experience in offering prepaid services and the experience of other carriers who have a substantially larger portion of their subscriber bases purchasing service under prepaid plans, including our competitors, we expect that the average revenue per subscriber for subscribers using prepaid plans will be at a lower level than we have experienced for subscribers under contract, and that the turnover for those subscribers will be higher. As a result, we will focus our efforts on designing those plans in a way that is competitive in the market while preserving overall profitability by reducing the costs of acquiring and serving those subscribers.
Since our reorganization in 2002, we have offered services under the Nextel brand under a trademark granted by Nextel Communications, Inc., a subsidiary of Sprint. In September 2011, we launched a new brand identity in each of our markets and at the corporate level, which we believe has and will continue to enhance the recognition of our brand and unify our brand identity across our markets as we seek to expand our target market to include new subscriber segments. In connection with the launch of this new brand identity, we signed an amended trademark agreement with Nextel Communications, Inc., which, among other things, approves our use of the new brand identity, provides us with greater flexibility in the use of the brand and implements other enhancements to our right to use the Nextel brand in our markets.
Competition
The Latin American mobile communications industry has undergone significant growth in recent years. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, variety, features and pricing of handsets and quality of service. In addition, as we have pursued our plans to extend our target market to include more high-value consumers, we are increasingly competing more directly for subscribers that are also targeted by our largest competitors.
In the countries in which we operate, there are principally two other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and has significant operations in Brazil, Argentina and Chile; and

•	Telefonica, which has the largest wireless market share in Brazil, and has significant wireless operations in Mexico, Argentina and Chile.
We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi in Brazil, Telecom Italia Mobile, or TIM, in Brazil and Argentina, which is in the process of being acquired by Fintech, Entel in Chile and Iusacell in Mexico.
Many of our competitors have a larger spectrum position than ours, including more spectrum that can be used to support a wide range of wireless technologies, and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed data services. Although we do not believe that the push-to-talk services launched by our competitors offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors' current networks and their future deployments of new or upgraded technologies in their networks could enable them to implement new features and services that compete more effectively with our push-to-talk services and other differentiated services that we offer. Finally, because a number of our competitors operate or are affiliated with entities that provide wireline-based telecommunications services, they have the ability to offer a wider range of services, including bundles of wireline voice, high speed internet and wireless services that may be more attractive to some subscribers.
We compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our push-to-talk services, that make it easier for them to communicate quickly and efficiently. We have continued to focus on this differentiated approach as we offer services on our WCDMA networks and pursue our plans to extend our target market with an expanded message that focuses on the quality and speed of the data services supported by our new networks. Historically, our largest competitors have focused their marketing efforts on subscribers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently, those competitors have placed more emphasis on attracting postpaid subscribers within our target segments, which are considered the premium segments in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their network quality and their customer service and customer care functions, which may minimize the value of our network quality and speed (for our new networks) and the quality of our customer service as points of differentiation, enabling those competitors to compete more effectively with us. We believe that the users who primarily make up our targeted subscriber base are likely to base their purchase decisions on network quality and the quality of customer support, as well as on the availability of differentiated features and services, like our push-to-talk services, that make it easier for them to communicate quickly, efficiently and economically. However, because pricing is one of a number of important factors in potential customers’ purchase decisions, increased price competition in the customer segments we target has required us and could continue to require us to decrease prices or increase service and product offerings, which has lowered our revenues and increased our costs.
Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. These competitors may also use those resources to deploy new services or technologies that could impact our ability to attract or retain customers. Because we plan to continue to use push-to-talk services as a key differentiator, we expect that the cost of handsets that are designed specifically to support those differentiated services on our WCDMA networks will be higher because they will not be produced at levels comparable with more standard WCDMA handsets. This will not be the case for customers who utilize our Prip service that provides high performance push-to-talk capabilities on standard smartphones. In addition, because the iDEN technology has been adopted by fewer carriers worldwide and does not benefit from the scale of other more widely adopted technologies, the cost of our handsets tends to be higher relative to the comparable handsets offered by our competitors. As a result, we must absorb a comparatively larger part of the cost of offering iDEN handsets or WCDMA handsets that are designed specifically to support our push-to-talk services to new and existing customers, which can place us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing subscribers. In recent years, the prices we have been able to charge for our handsets and services have declined as a result of intensified competition in many of our markets, including as a result of the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. We expect that this trend will continue in coming years. This increased competition may also affect our ability to attract and retain subscribers.
For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— Operating Companies.”
Regulation
The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The granting, maintenance, and renewal of applicable licenses to use spectrum and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to subscribers, the rates charged by carriers to terminate calls not originated on their networks and the resale of wireless communications services, may be subject to regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the construction of transmitter and receiver sites by wireless carriers and on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations, or future judicial intervention in those countries could impact our business. These changes may, among other things:

•	affect the terms of interconnection arrangements that allow our subscribers to complete calls to our competitors’ subscribers, including the charges imposed for the completion of those calls;

•	establish restrictions that limit or otherwise affect the deployment of transmitter and receiver sites needed to support the coverage and capacity of our networks;

•	establish minimum network construction, coverage or quality of service obligations that can result in increased capital investments or require other changes to our business;

•	establish prices our operating companies are required to charge for their services or impose other terms of service that can affect our revenues or costs; or

•	impose foreign ownership limitations on telecommunications providers that may affect our ability to own and operate our business.
In some of our markets, there is an increasing focus on more significant regulation of transmitter and receiver sites and the deployment of tower structures used to support wireless services, and local governments are adopting stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the transmitter and receiver sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers, result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. There has also been an increased focus on service and quality standards in some of our markets as local governments monitor telecommunications providers' voice quality, customer complaints, call failure rates, capacity to handle call traffic levels in peak calling periods and failed interconnection of calls, which could potentially increase our operating costs and affect rates charged to subscribers. For a more detailed description of the regulatory environment in each of the countries in which our operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— Operating Companies.”
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
Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides wireless services in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, in areas in the northeast region of Brazil, including Salvador, Fortaleza and Recife, as well as in Vitoria, which is in the southeast region of Brazil and along related transportation corridors and in a number of smaller markets. In the second half of 2013, Nextel Brazil commercially launched services on its WCDMA network in Sao Paulo and Rio de Janeiro and surrounding areas and plans to extend those services to other areas in Brazil in 2014 by expanding the coverage of its network and utilizing roaming services pursuant to agreements that it recently reached with affiliates of Telefonica in Brazil. As of December 31, 2013, Nextel Brazil provided service to 3,958,200 handsets and other devices, which we estimate to be about 1.4% of the total mobile handsets and other devices in commercial service in Brazil.
Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2013, Nextel Brazil had 5,925 employees.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the north and northeast regions of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil is utilizing this 1.9/2.1 GHz spectrum to support its WCDMA network and plans to use the 1.8 GHz spectrum to support its long-term strategy, including its planned deployment of an LTE-based network in Rio de Janeiro. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes.
Competition.  Nextel Brazil competes with cellular and personal communications services, or PCS, providers. The largest competitors are Vivo, which is owned by Spain's Telefonica and has the largest market share in the Sao Paulo metropolitan area and Rio de Janeiro; Claro, which is controlled by Mexico's America Movil; Telecom Italia Mobile, or TIM, a subsidiary of Italy's Telecom Italia; and TNL PCS S.A., a subsidiary of Telemar Norte Leste, Brazil’s largest wireline incumbent, that offers its services under the brand name “Oi.” Portugal Telecom, which has historically held significant equity stakes in telecommunications providers in Brazil including until recently a significant equity interest in Vivo, now holds a substantial equity interest in, and has proposed to acquire all of the outstanding equity interests in, Telemar Norte Leste. All of Nextel Brazil's largest competitors have launched and offer services supported by WCDMA-based networks and some also launched LTE-based networks during 2013. Nextel Brazil also competes with other regional cellular and wireless operators.
We believe that the most important factors upon which Nextel Brazil competes are the quality of our customer service and network, recognition of our brand and our differentiated services, including our push-to-talk services. With the launch of services on our WCDMA network in 2013, we expect to increasingly rely on the quality of our network, the speed of our data services and the unique value proposition of our service plans as key points of differentiation from our competitors' offerings. While its competition generally targets the prepaid market and competes on the basis of price, Nextel Brazil primarily targets subscribers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with network quality and the quality of the customer care and service they receive. Nextel Brazil’s focus on the quality of its network, and the quality of its customer service and care are important components of our strategy to attract and retain subscribers within our targeted subscriber groups. Substantially all of our subscribers in Brazil purchase our services on a postpaid basis pursuant to contracts that provide for recurring monthly payments for services over a specified term. Nextel Brazil’s competitors compete aggressively, but with the launch of its WCDMA network, Nextel Brazil is able to not only continue to offer its differentiated push-to-talk services, but is also able to offer a more competitive portfolio of devices and services, including high speed data services, that are supported by its new network. We expect to continue to experience intense competitive conditions in Brazil that have made it, and that are expected to continue to make it, more difficult and costly for Nextel Brazil to attract new subscribers and retain its existing subscribers.
Regulatory and Legal Overview.
SMR Operation. Prior to 2000, the Brazilian telecommunications regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide mobile services to all potential subscriber groups. With the changes to the Brazilian regulations enacted by Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as ANATEL, in 2000 and in subsequent years, Brazil began opening its markets to wider competition in the mobile wireless communications market where we operate. These regulations govern services provided on our iDEN network in Brazil.
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
Under the rules adopted by ANATEL relating to interconnection charges, we have negotiated agreements for our SMR operation with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays charges, which are required to be paid to mobile operators in Brazil for termination of calls on their networks, are based on rates, which we refer to as mobile termination rates, that are substantially higher than those that apply in our other markets. Because Nextel Brazil's subscriber base is smaller than those of its competitors and its subscribers tend to make a higher number of calls terminating on other carriers' networks, these higher mobile termination rates result in substantial charges relating to the "off net" termination of calls by our subscribers. To partially address this, the calling party pays structure adopted by ANATEL permits Nextel Brazil to compensate other mobile operators for calls terminated on their network, including calls originated on our iDEN network, under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “partial bill and keep.” Since their adoption, these regulations have resulted in significant cost savings to Nextel Brazil when terminating calls originated on its iDEN network. Finally, in late 2011, ANATEL announced a plan to reevaluate the current methodology used to determine mobile termination rates in the calling party pays structure. ANATEL officially reduced the mobile termination rates in March 2012 and again in April 2013, both of which resulted in substantial reductions in the charges paid by Nextel Brazil to terminate calls on other mobile carriers’ networks. In November 2012, ANATEL confirmed its plans to make the transition to a cost-based model for determining mobile termination rates beginning in 2016 and announced further reductions in those rates through 2015 as part of the transition to cost-based rates. These changes do not affect the current partial bill and keep payment structure that applies to the settlement of mobile termination charges for calls originated on our iDEN network and terminated on other wireless carriers' networks.
Nextel Brazil has, from time to time, been the target of complaints filed with the Brazilian regulatory authorities by one or more of our competitors in which our competitors seek to challenge the manner in which we conduct business, and certain competitors have also petitioned the Brazilian regulators seeking changes to the regulations applicable to our operations in an effort to make it more difficult or costly for us to operate. In this regard, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras Celulares, or ACEL, filed a lawsuit against ANATEL to challenge the partial bill and keep settlement process that allows us to retain a portion of the amounts we would otherwise be obligated to pay to other carriers for calls originating on our iDEN-based network under the calling party pays structure in Brazil. Because the lawsuit against ANATEL would interfere with the regulation as it relates to Nextel Brazil, Nextel Brazil was also summoned to join the lawsuit as a co-defendant. Because the current settlement process results in a significant reduction in our overall interconnection charges, our competitors have sought changes to these processes in order to increase our payments for call terminations. The court ruled against ACEL, thereby preserving the bill and keep rule currently favoring SMR operators like Nextel Brazil, as regulated by ANATEL. ACEL has appealed this decision, and the case will be reviewed by a higher court. We anticipate that our competitors may initiate other proceedings challenging the partial bill and keep settlement process. If ANATEL eliminates this settlement process or modifies it to increase the amounts we pay to terminate calls, those actions could have an adverse effect on the costs we incur to operate, which could adversely affect the results of our SMR operations that utilize our iDEN network.
PCS Operation. Nextel Brazil was the successful bidder for spectrum in the areas covered by 11 of the 13 auction lots offered in the 1.9/2.1 GHz spectrum auction completed in late 2010. These areas include approximately 98% of the Brazilian population. Nextel Brazil is currently offering services supported by its WCDMA network in over 250 cities, including cities in and around Sao Paulo and Rio de Janeiro. The rules require that Nextel Brazil’s services comply with start-up terms and minimum service availability and quality requirements detailed in the regulations, which are different from those that apply to services supported by our iDEN networks and which are subject to the regulations relating to our SMR operation. The rules also require Nextel Brazil to meet specified network coverage construction requirements within certain time frames. Failure to meet ANATEL’s requirements may result in enforcement of the performance bonds related to the licenses, forfeiture of the channels and revocation of licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.
Nextel Brazil has negotiated interconnection agreements with mobile and fixed line operators to support its PCS operation. ANATEL has defined that Nextel Brazil is a new PCS entrant, and as a result, its mobile termination rate is 20% higher than PCS operators with significant market power in Brazil. In November 2012, ANATEL approved a general plan of competition, which establishes a number of rules that are aimed at promoting competition in the PCS market, including the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates that began in 2013 and will continue through 2015 as part of the transition to cost-based rates. A key component of ANATEL's plan includes the introduction of a partial bill and keep settlement structure similar to the one that applies to our SMR operation for mobile termination charge settlements between PCS operators that hold significant market power and PCS operators like Nextel Brazil that have less market power. This partial bill and keep structure, which effectively reduces the amount of mobile termination charges paid by Nextel Brazil for calls originated on its WCDMA network, began in 2013 and will continue to be gradually phased out through 2015 while the transitional reductions in mobile termination rates are implemented and will be eliminated in 2016 when ANATEL expects to implement the cost-based structure for determining mobile termination rates applicable in the calling party pays structure. The application of this partial bill and keep settlement structure to our PCS operation in Brazil, combined with the scheduled mandatory reductions in mobile termination rates, will result in significant cost savings for Nextel Brazil as we make the transition to services supported by our new WCDMA network. These cost savings have also enabled us to develop and offer attractive pricing plans that reduce or eliminate the significant differentiation in the cost of on net and off net calls that are common in Brazil due to the historically high mobile termination rates there, providing opportunities for Nextel Brazil to offer unique service plans that will improve its ability to compete more effectively.
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
Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2013, Nextel Mexico had 5,206 employees.
Nextel Mexico provides wireless services in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2013, Nextel Mexico provided service to 3,264,500 handsets and other devices, including handsets supported by its WCDMA and iDEN networks, which we estimate to be about 3.5% of the total mobile handsets and other mobile devices in commercial service in Mexico. Our WCDMA network in Mexico uses the HSPA+ version of the WCDMA technology that supports significantly faster data delivery speeds than are available on earlier versions of the technology, allowing Nextel Mexico to offer high speed broadband services to customers on its new network. In the third quarter of 2013, Nextel Mexico's WCDMA network reached geographic parity with its iDEN network.
We experienced a significant decline in subscribers in Mexico and a reduction in operating revenues and operating cash flows generated by Nextel Mexico during the second half of 2013 as a result of continued competitive pressure and delays in the deployment and launch of services on our WCDMA network. Nextel Mexico’s subscriber base, operating revenues and operating cash flows were also negatively impacted by Sprint's decision to deactivate its iDEN network in the U.S. in mid-2013 and our failure to effectively deploy and optimize our WCDMA network to meet the needs of customers who were seeking new services to replace their iDEN services, particularly customers living in areas near the border of Mexico and the U.S. These factors contributed to a negative market perception of our brand and WCDMA network that developed in Mexico in late 2013.
Competition.  Nextel Mexico competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Telcel, which is the largest provider of wireless services in Mexico and is owned by America Movil; Movistar, which is owned by Telefonica; and with Iusacell and Unefon, both of which are currently controlled by Grupo Iusacell, which is operated by a joint venture between Televisa and TV Azteca, Mexico's two national television broadcasters.

We believe that the most important factors upon which Nextel Mexico competes are network quality, including the speed of the data services supported by its WCDMA network, the quality of our customer service, the reputation of our brand and our differentiated services, including our push-to-talk services. Nextel Mexico’s competitors compete aggressively, and all three of its largest competitors offer services supported by WCDMA-based networks in a significant portion of their coverage areas. Movistar and Telcel have also introduced services supported by an LTE-based network in certain cities in Mexico.
Regulatory and Legal Overview.  The Federal Institute of Telecommunications, or the IFT, regulates the telecommunications industry in Mexico. The IFT was created in September 2013 as a constitutional autonomous body whose purpose is the efficient development of the broadcasting and telecommunications industries. The IFT also regulates economic competition in these sectors. Prior to September 2013, the Secretary of Communications and Transportation of Mexico, or the SCT, regulated the telecommunications industry in Mexico, and the Mexican Federal Commission of Telecommunications, or COFETEL, oversaw specific aspects of the telecommunications industry on behalf of the SCT. Prior to June 2013, the telecommunications law in Mexico restricted foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which had no such restriction. As the result of a constitutional amendment, beginning in June 2013, the current telecommunications law allows up to 100% foreign ownership in telecommunications and satellite communications companies.
The IFT was created with the directive of regulating, promoting and supervising the use of spectrum, networks and broadcasting and telecommunications services. Although no actions have been adopted to date, based on the constitutional mandate of this organization, the IFT may take several types of actions, including making decisions related to mobile termination rates, determining the existence of dominant carriers and possibly imposing asymmetric rates, issuing rules for the unbundling of the local network elements of dominant carriers and reviewing the compliance of licenses. We cannot predict how the IFT's future actions will affect Nextel Mexico's business.
Other than the licenses described below, licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, S.A. de C.V., or Inversiones Nextel, a corporation with a capital structure known under applicable corporate law as “neutral stock,” and in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares, or through Delta Comunicaciones Digitales, S. de R.L. de C.V., or Delta Comunicaciones, a subsidiary of Inversiones Nextel. The remaining 51% of the voting shares in Inversiones Nextel, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish governance controls and transfer restrictions that are designed to protect Nextel Mexico’s interests. In accordance with a recent constitutional amendment, legal restriction over foreign investment on telecommunications has been withdrawn, and as a result, we are in the process of transferring ownership of the shares in Inversiones Nextel from the Mexican shareholder to Nextel Mexico.
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
As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico, NII Digital, was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010. In November 2012, Inversiones Nextel received authorization from the SCT to acquire a 100 MHz nationwide point-to-point 23 GHz link license from Miditel, S.A. de C.V., or Mitidel, which may be used for its WCDMA network, as well as to provide services to third parties.
In July 2013, Nextel Mexico requested that the SCT extend its Miditel license in agreement with the Federal Telecommunications Act.
In August 2013, Nextel Mexico requested that the SCT extend all of its older licenses, including its Mitidel license. Beginning in January 2014, the reformed tax law imposes annual spectrum fees for licenses to use spectrum in the 800 MHz trunking band and other bands that are suitable to render mobile services.
The rates paid by Nextel Mexico to terminate calls on other carriers’ networks are negotiated between the parties, subject to the right of carriers to submit disputes to the IFT (and previously COFETEL), for resolution in instances where the carriers are unable to agree on the rates or other terms. On December 31, 2010, the agreements between Nextel Mexico and its mobile competitors that established the applicable rate for mobile termination charges expired. In May 2011, COFETEL ordered a reduction in the mobile termination rates, retroactive to January 1, 2011.
Nextel Mexico entered into agreements with Telcel and most of the fixed operators which called for reduced mobile termination rates for 2011 consistent with the COFETEL's order, and agreements calling for further mobile termination rate reductions in 2012 through 2014. Iusacell and Unefon agreed to the reduced mobile termination rates for 2011, but have not agreed to either extend the current mobile termination rates or to further reductions of mobile termination rates in subsequent years. Telefonica has refused to agree to any reductions in mobile termination rates, including reductions consistent with the COFETEL's order, and it has initiated an administrative appeal for review against COFETEL's decision, as well as other proceedings challenging that decision. These proceedings are currently pending before the IFT in its role as the new regulator of the Mexican telecommunications industry. Nextel Mexico has filed interconnection disputes with Iusacell, Unefon and Telefonica regarding these unresolved mobile termination rates, all of which are pending before the IFT.
Foreign Currency Controls, Dividends and Tax Regulation.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Beginning in 2014, dividends out of the post-2013 earnings of Mexican companies are subject to a 10% dividend withholding tax or a reduced withholding tax rate if a tax treaty is applicable. Prior to 2014, dividends paid out of Nextel Mexico's accumulated taxable income were not subject to withholding tax; a tax of up to 43% was imposed on Nextel Mexico if it paid dividends in excess of the accumulated taxable income. This tax was creditable against Nextel Mexico’s future tax liability. In addition, a 15% withholding tax applies to interest paid by Nextel Mexico to NII or its U.S. affiliates with respect to intercompany loans made by NII Holdings or its U.S. subsidiaries to Nextel Mexico.
In December 2012, the Mexican government enacted legislation that delays by one year the scheduled reduction in the corporate tax rate. Previously enacted legislation called for the 30% tax rate that applied in 2012 to decrease to 29% in 2013 and to 28% in 2014 and subsequent years. The 2012 legislation extended the 30% tax rate to 2013 and reduces the rate to 29% in 2014 and to 28% in 2015 and subsequent years. Effective January 1, 2014, the corporate tax rate was fixed at 30%, which repealed the scheduled reductions that were previously approved in December 2012. Dividends paid in excess of the accumulated taxable income were subject to a tax of up to 43% for 2012 and 2013.

3.	Argentina
Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides wireless services in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2013, Nextel Argentina provided service to 2,023,100 handsets, which we estimate to be about 3.1% of the total mobile handsets and other mobile devices in commercial service in Argentina.
Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and numerous branches in the Buenos Aires area. As of December 31, 2013, Nextel Argentina had 1,432 employees.
Competition.  Nextel Argentina competes with Movistar, which is controlled by Telefonica, Claro, which is controlled by America Movil, and Personal, which is controlled by Telecom Italia Mobile and is in the process of being acquired by Fintech. Each of these companies provides a variety of services, including mobile voice and data communications throughout Argentina. Nextel Argentina's competitors compete aggressively, and all three of the established mobile telephone service providers now offer services supported by a WCDMA-based network in a significant portion of their coverage areas.
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
In September 2012, the Argentine government canceled the auction of PCS and 850 band cellular spectrum and subsequently awarded this spectrum to Empresa Argentina de Soluciones Satelitales S.A., or ARSAT, a government-owned telecommunications company. We were previously expecting to participate in that auction and to use any spectrum we acquired in the auction to support a WCDMA-based network in Argentina. As a result of this decision by the Argentine government, Nextel Argentina does not currently hold spectrum that would support the deployment of a WCDMA-based network nor are there any current proposals by the Argentine government to make additional spectrum of that type available to Nextel Argentina or to other carriers via auction or otherwise. As a result, we expect to continue to use the iDEN technology and are currently considering other strategic approaches that could support our transition to new technologies. While we are in the process of evaluating these spectrum options and strategic possibilities, it may become more difficult for Nextel Argentina to compete for customers in our historic segments using this iDEN technology, and it may become more difficult or costly for Nextel Argentina to acquire handsets that operate using the iDEN technology.
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
In recent years, growing government involvement in key sectors of the economy, including the telecommunications sector, has resulted in new regulations that have set higher service standards, limit the right to freely establish service fees and increase reporting requirements, which have affected and may continue to affect Nextel Argentina's operations.
Foreign Currency Controls, Dividends and Tax Regulation.  Formal and informal restrictions on the transfer of the cash held by Nextel Argentina effectively prevent the transfer of such funds outside of Argentina. On January 6, 2002, an Argentine emergency law became effective, and the government formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law has been extended through December 31, 2015 by the passing of a subsequent law on October 22, 2013.
The Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, there are specific guidelines that must be complied with in order to make any repayment of principal or interest to foreign creditors. According to these regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. These formal and informal requirements have restricted the convertibility of currency and the ability to repatriate capital from Nextel Argentina to its parent companies in 2013 and are expected to continue to restrict convertibility and the ability to repatriate capital in 2014.
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

Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as reported in the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles and duly approved by the shareholders meeting. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Effective September 23, 2013, dividend payments are subject to a 10% withholding tax. In addition, when the dividend payments are the result of profits paid out in excess of the accumulated profits computed for income tax purposes as of the financial year preceding the date of the distribution of such dividends, a 35% withholding tax applies on the amount of the surplus. A withholding tax of 35% applies to interest paid by Nextel Argentina to NII Holdings or any of its U.S. subsidiaries with respect to intercompany loans made by NII Holdings or its U.S. subsidiaries to Nextel Argentina.

4.	Chile
Operating Company Overview.  We refer to our wholly-owned Chilean operating company, Nextel S.A., as Nextel Chile. Nextel Chile currently provides nationwide wireless services through its WCDMA and iDEN networks in Santiago, Valparaiso and Vina del Mar, along related transportation corridors and on a limited basis in San Antonio, Rancagua, Melipilla, Talagante, San Felipe, Concepcion and Antofagasta and through roaming agreements that provide additional coverage for its WCDMA-based services in other areas of Chile. As of December 31, 2013, Nextel Chile provided services to 243,500 handsets, which we estimate to be about 0.9% of the total mobile handsets and other mobile devices in commercial service in Chile.
Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2013, Nextel Chile had 831 employees.
In late 2009, Nextel Chile participated in the auctions of spectrum in Chile and was awarded 60 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands throughout Chile. In May 2012, Nextel Chile began providing services on its WCDMA network using this spectrum.
Competition.  The three established mobile telephone service providers, Entel Chile, Movistar, which is controlled by Telefonica and Claro, which is controlled by America Movil, provide services throughout Chile that compete with Nextel Chile’s wireless services. In 2012, additional mobile telephone service providers launched mobile offerings, including VTR Banda Ancha (Chile), S.A., or VTR, which is Chile's largest cable television and broadband provider. In addition, a number of mobile virtual network operators, or MVNOs, such as Virgin Mobile, Fallabella Movil, GTD Telsur and Netline Movil, also participate in the market through the resale of services over the networks of one of the existing wireless carriers.
Regulatory and Legal Overview.  The main regulatory agency of the Chilean telecommunications sector is the Ministry of Transportation and Telecommunications, which acts primarily through the Undersecretary of Telecommunications.
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
The fees and tariffs charged by a telecommunications licensee to other licensees for services rendered through interconnection, including access fees, are determined and established by the regulatory authorities in accordance with a tariff-setting procedure based upon, among other things, the cost structure, including expansion plans, of an efficient licensee, as set forth in the General Telecommunications Law. Once every five years, the regulatory authorities establish the tariff for access to the networks of our three primary competitors in Chile, including the charges for terminating calls on those competitors' networks. The most recent determination of those rates became effective in January 2009. Tariffs for interconnection costs associated with Nextel Chile's iDEN services were fixed in September 2011, and the interconnection costs for calls terminating on Nextel Chile's WCDMA network have not yet been determined. In January 2014, the Chilean government concluded on the new termination fees for the five mobile telephony operators, and these decrees are currently being reviewed prior to their issuance and official publication. Administrative remedies have been filed to amend these decrees and are currently under review. The new decrees prohibit "on-net off-net" price discrimination, which will foster competition for new entrants into the market.
The legislature in Chile passed a nationwide law in early 2012 that limited tower siting and imposed height, co-location and camouflage requirements in certain locations, and imposed outright bans on constructing new towers in other locations. The new law is expected to impact our business strategies and has caused us to incur unplanned costs; required the elimination of existing towers, which could negatively impact the performance of both our WCDMA and iDEN networks; and imposed new and onerous taxes and fees.

Foreign Currency Controls, Dividends and Tax Regulation.  The purchase and sale of foreign currency in Chile is not subject to governmental control.There are two foreign exchange markets in Chile, one of which is a formal exchange market and the other of which is an informal exchange market. The formal exchange market is subject to regulations of the Chilean Central Bank and consists of banks and other entities authorized to participate in the formal market by the Central Bank. This market is generally used for trade-related transactions, such as import and export transactions, regulated foreign currency investments and other transactions, such as remittances abroad and operates at floating rates freely negotiated between the participants.
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
Employees
As of December 31, 2013, we had about 13,600 employees. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers all of its employees and expires on September 30, 2014. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2013, none of Nextel Mexico’s employees have chosen to participate under these agreements. In addition, beginning in February 2014, Nextel Argentina is also a party to a collective bargaining agreement that covers the majority of its employees. Neither NII Holdings nor Nextel Chile is a party to any collective bargaining agreement. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.
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

1.	Due to our recent results of operations, we may not be able to continue as a going concern.

Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included:

•	the impact of Sprint's deactivation of its iDEN network in the U.S.;

•	the depreciation of local currencies;

•
the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected; and

•	the increased costs to support our WCDMA networks.

In particular, Sprint’s deactivation of its iDEN network in the U.S., combined with competitive pressures and delays in our deployment and optimization of our WCDMA network in Mexico, resulted in a significant loss of subscribers on our iDEN network that we were unable to offset with new subscribers on our WCDMA network. This subscriber loss resulted in a significant decline in subscribers and a reduction in operating revenues and operating cash flows in Mexico during the second half of 2013. We currently expect this trend in Mexico to continue into 2014 as iDEN subscriber losses continue to outpace our ability to attract customers to our new network. In addition, negative market perceptions of our WCDMA service in Mexico developed in late 2013 due primarily to Sprint’s deactivation of its iDEN network and delays in effectively deploying and optimizing our WCDMA networks to meet the needs of customers who were seeking to replace the iDEN services that no longer met their needs, particularly in the border area with the U.S. These negative perceptions, if they persist, could further hinder our ability to attract the level of customers to our new network that we had previously anticipated. Similarly, delays in the deployment and optimization of our WCDMA network in Brazil made it difficult to proceed with our scheduled launches of WCDMA services in that market. As a result, we proceeded with launches of full voice and data services in Brazil late in 2013, which led to subscriber and revenue growth rates that were significantly lower than originally anticipated.

These factors had a significant negative impact on our results during the second half of 2013, and as a result, we ended 2013 with a significantly smaller subscriber and revenue base than we had previously expected. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, with a smaller subscriber base in Mexico and Brazil, absent changes to our outlook, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations through 2015. These conditions, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our current debt obligations in 2014 as more fully discussed below, raise substantial doubt about our ability to continue as a going concern under applicable authoritative literature. For this purpose, we assume that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.

a.	We may not be able to execute our business plans or meet our obligations.

Assuming that we are not required to repay the outstanding debt under our operating company financing agreements prior to their scheduled maturity dates as described below, see “1.b. We could be in violation of one or more of our financing arrangements if we do not significantly improve our operating cash flows or otherwise address any failure to comply with such arrangements,” we believe our current sources of funding will be adequate to allow us to execute our business plan and meet our obligations through 2014, but that we will likely not have sufficient funding to do so throughout 2015. To meet our funding needs in 2014, we expect operating cash flows to improve in the second half of 2014, and we intend to reduce our investment in capital expenditures, including our investments in our networks, below the $882.9 million we invested in 2013. Our current business plan assumes that customers will find our services attractive and that we will be able to expand our subscriber base on our WCDMA network in Brazil. We also assume that in 2014 we will be able to stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will be correct.

In light of the liquidity issues we face, we continue to assess our ability to significantly improve our operating cash flows and are considering a number of options to do so, including:

•	reducing or delaying our investments in capital expenditures, including scaling back our network development and deployment efforts;

•	reducing the scope of our operations in one or more markets that we currently serve;

•	selling assets or operations;

•	restructuring, reorganizing or refinancing all or a portion of our existing debt obligations, including modifying the terms of those obligations to reduce or delay our debt service requirements;

•	seeking additional equity capital or borrowing additional funds;

•	creating partnerships or alliances; or

•	selling our company.

Some of these actions could have the effect of increasing our debt, negatively impacting the quality of our customer service or customer confidence in our ability to provide products and services, reducing our ability to raise additional capital, and further delaying our ability to operate profitably and generate operating cash flows. These actions could also have a significant adverse impact on the value of our business and the value of our outstanding debt and equity securities. There can be no assurance that any of these potential actions could, if necessary, be implemented on commercially reasonable terms, or at all, or that they would alone or in combination with other actions adequately preserve our liquidity or enable us to meet our ongoing funding requirements, including our debt service obligations. In addition, if we are able to and do incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

As part of our current assessment or assessments in the future, if we believe we will be unable to significantly improve our cash flow from operations or implement measures to enable us to continue to satisfy our obligations, we may voluntarily commence reorganization proceedings, which could mean that debt and equity holders could lose all or part of their investment.

b.	We could be in violation of one or more of our financing arrangements if we do not significantly improve our operating cash flows or otherwise address any failure to comply with such arrangements.

The negative impact of the factors discussed above on our results of operations may also adversely affect our ability to comply with certain financial covenants in our existing debt obligations. Specifically, based on our current business plan projections, it is likely that we will be unable to satisfy one or more of the financial covenants currently included in the equipment financing arrangements for Nextel Brazil and Nextel Mexico in 2014. In addition, based on our current business plan projections, it is likely that we will be unable to satisfy the financial covenants currently included in Nextel Brazil’s local bank financing arrangements in 2014. Each of these financing arrangements requires that we meet these financial covenants semi-annually, calculated as of June 30 and December 31. As of December 31, 2013, we were in compliance with these covenants and had $926.8 million principal amount outstanding under these financing arrangements.

If we are unable to comply with the relevant covenants in these arrangements, some of the available courses of action that we could pursue either separately or in combination in an effort to ensure that we satisfy the requirements of these financial covenants or resolve potential non-compliance with these covenants include:

•	negotiating amendments to the financing agreements to modify the relevant covenants;

•	securing waivers of the non-compliance from the lenders;

•	taking actions designed to enhance the creditworthiness of the borrowers, including moving cash or other assets to the relevant borrower; or

•	repaying the relevant outstanding indebtedness in full.

If we are unable to remain in compliance with these financial covenants or to otherwise address that non-compliance, a default or acceleration of the debt under those agreements could occur. If the debt under any of these agreements were to be accelerated, the holders of 25% of each series of senior notes issued by Capital Corp. and NII International Telecom, S.C.A., or NIIT, would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of December 31, 2013, we had approximately $4.4 billion principal amount of senior notes outstanding.

While we believe we will be able to negotiate either amendments or waivers with these lenders, there can be no assurance that we will be able to negotiate such amendments or waivers on reasonable terms or at all. Accordingly, if we are required to repay these borrowings, which is not contemplated by our 2014 business plan, the repayment would have a significant negative impact on our liquidity and would further intensify the liquidity issues we face.

2.	Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Based on our results of operations, including our operating revenues and operating cash flows, and the impact such results have had on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our current debt obligations in 2014, our independent registered public accounting firm has included a statement with respect to our ability to continue as a going concern in their report on our consolidated financial statements for the year ended December 31, 2013. See “1. Due to our recent results of operations we may not be able to continue as a going concern." However, our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors and others to the inclusion of a going concern statement by our auditors, our results of operations and questions regarding our potential inability to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may materially adversely affect our share price and our ability to continue to execute our business plans, raise new capital and/or make our scheduled debt payments on a timely basis or at all.

3.
Because our cash flows from operating activities are negative, and are expected to continue to be negative through 2015, we will likely need to meet our obligations and fund our working capital with cash on hand, proceeds from existing amounts available under our equipment financing facilities and proceeds from asset sales.

Our cash flows from operations were negative in 2013, and based on our current plans, we expect our cash flows from operating activities to remain negative through 2015. Our current plans are based on a number of key assumptions relating to, among other things, our ability to attract and retain customers and build our subscriber and revenue base without significantly increasing our costs. If any of our assumptions are not borne out or are otherwise not correct, our cash flows from operations could be significantly lower than expected. As a result, our cash flows from operating activities could continue to be negative or our capital expenditures could exceed our cash flows from operations beyond 2015 and for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive cash flows from operations or cash flows from operations sufficient to cover our capital expenditures in the future. See “1. Due to our recent results of operations we may not be able to continue as a going concern.”

While we intend to reduce our investment in capital expenditures, including our investments in our networks, below the $882.9 million we invested in 2013, we plan to maintain a significant level of capital expenditures in order to continue to pursue our business plans. Additionally, based on our current level of debt, we need to pay cash interest in excess of $550.0 million annually, which includes interest related to our sale of towers in Brazil and Mexico in 2013, and are required to make scheduled principal payments on certain of our debt obligations, including our bank financing in Brazil and our equipment financing facilities in Brazil and Mexico. This annual interest expense does not include interest on any additional debt capital we may raise, including through additional borrowings under our existing market level equipment financing facilities or through additional sale and leaseback transactions, including sales of certain additional transmitter and receiver sites pursuant to our 2013 agreements with American Tower. In addition, we need to pay cash taxes and fund our working capital.

Because of the combined impact of our recent and projected results of operations, our non-investment grade credit rating, the inclusion of the going concern statement in the report of our independent registered public accounting firm, restrictions in our current debt and/or general conditions in the financial and credit markets, our access to the capital markets is likely to be limited or nonexistent. See "5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations." As a result, we will likely need to meet our obligations and fund our working capital with cash on hand, proceeds from existing amounts available under our equipment financing facilities and proceeds from asset sales. If we are unable to meet our obligations and fund our working capital through these or other means, we may be unable to execute our business plan or meet our obligations in a timely manner or at all.

4.	Our current and future debt may limit our flexibility and increase our risk of default.

We may need to incur additional indebtedness or distribute cash or assets between our subsidiaries in connection with our current obligations and business plans. The terms of the indentures governing our existing senior notes and the agreements governing our other indebtedness currently permit us, subject to specified limitations, to incur certain limited categories of additional indebtedness, including indebtedness incurred to refinance our existing financing agreements, and to transfer cash and assets between our subsidiaries. However, based on our operating results and current forecasts of growth in our operating revenues and operating cash flows, these terms are expected to impose significant restrictions on our ability to raise additional indebtedness in the future and may also limit or prevent the transfer of funds from Nextel Brazil or Nextel Mexico, which could result in a funding shortfall that limits our ability to pursue our business plans, meet our current and future debt service obligations or refinance our existing debt, or could require us to seek funding from other sources which may not be available on acceptable terms, if at all. As a result, the terms of our existing and future debt could limit our flexibility and increase our risk of default by:

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increase our vulnerability to general adverse economic and industry conditions;

•	placing us at a disadvantage compared to our competitors that have less indebtedness and greater financial resources and flexibility;

•	preventing or limiting our ability to transfer funds within our organization;

•	limiting our ability to execute our business plan and take advantage of new business opportunities;

•	limiting our ability to meet our current and future debt service obligations; and

•	preventing or limiting our ability to obtain additional financing that we may need to fund our business or to refinance our existing debt.

5.
We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations.

Because our cash flows from operating activities are, and are expected to continue to be, negative through 2015, we are dependent on external sources of capital to meet our long-term funding needs and debt service requirements. As of December 31, 2013, the total outstanding principal amount of our debt was $5,804.2 million. Based on our current plans and our long-term capital needs, we believe it will be necessary for us to refinance or replace a significant portion of this indebtedness over the next five years. For instance, our 11.375% senior notes and our 7.875% senior notes both provide that if we have not repaid in full or refinanced our existing $800.0 million principal amount of 10.0% senior notes due August 15, 2016 on or prior to May 15, 2016, we will have to offer to purchase all of the $900.0 million principal amount of our 11.375% senior notes and the $700.0 million principal amount of our 7.875% senior notes shortly prior to the August 15, 2016 maturity date of our 10.0% senior notes. There can be no assurance that we will be able to repay or refinance our 10.0% senior notes due 2016 on or prior to that date or that we will have sufficient funds available to make any required repurchases of our 11.375% senior notes or our 7.875% senior notes.

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. We expect our current sources of funding will be adequate to allow us to execute our business plan and meet our obligations through 2014, but that we will likely not have sufficient funding to do so throughout 2015. Additionally, our performance is subject to, among other things, general economic conditions and financial, business, political and other factors that are beyond our control. If our cash flow and capital resources are insufficient to allow us to meet our obligations, we may have to, among other options, sell assets or operations, seek additional capital or restructure or refinance our debt. See “1. Due to our recent results of operations we may not be able to continue as a going concern." We cannot assure you that the terms of our debt will allow for these alternative measures or that these measures would satisfy our scheduled debt service obligations.

Our ability to obtain funding is subject to a variety of factors that we cannot presently predict with certainty, including our future performance, the volatility and demand in the capital markets and future market prices of our securities. Because of the combined impact of our recent and projected results of operations, our non-investment grade credit rating, the inclusion of the going concern statement in the report of our independent registered public accounting firm, restrictions in our current debt and/or general conditions in the financial and credit markets, our access to the capital markets is likely to be limited and, if available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Moreover, the urgency of a capital-raising transaction may require us to pursue funding at an inopportune time. We may not be successful in obtaining capital for these or other reasons. If we fail to obtain suitable financing when it's required, it could, among other things, negatively impact our results of operations and liquidity, result in our inability to implement our current or future business plans, and prevent us from meeting our debt service obligations.

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

Competition among telecommunications service providers in our markets is intense as multiple carriers seek to attract and retain customers. Some of the factors contributing to this competitive environment include a higher relative penetration of wireless services in our markets compared to historic levels, which drives more aggressive competition as competitors seek to attract and retain customers that support the growth of their businesses in a more saturated market, the development and availability of new products and services, including services supported by new technologies, and the entry of new competitors. We also expect the current trend of alliances, cost-sharing arrangements and consolidation in the wireless and communications industries to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in the creation of larger and more efficient competitors with greater financial, technical, promotional and other resources to compete with our businesses. In addition, as we continue to pursue our plans to expand our marketing and sales focus to include a larger segment of high value consumers, we will be increasingly seeking to attract customers in segments that have historically been predominantly served by our competitors, many of which are larger companies with more extensive networks, financial resources and benefits of scale that allow them to spend more money on marketing and advertising than us and to exploit scale advantages that allow them to offer products and services at a lower cost.
In order to obtain a competitive advantage, our competitors have, among other things:

•	provided increased handset subsidies;

•	offered higher commissions to distributors;

•	offered a broader range of handsets and, in some cases, offered those handsets through exclusivity periods;

•	provided discounted or free airtime or other services;

•	expanded their networks to provide more extensive network coverage;

•	developed and deployed networks that use new technologies and support new or improved services;

•	offered incentives to larger customers to switch service providers, including reimbursement of cancellation fees; and

•	offered bundled telecommunications services that include local, long distance and data services.
In addition, number portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been implemented in all of our markets, making it easier for wireless providers to effectively target and attract their competitors' customers.
The competitive environment in our markets and competitive strategies of our competitors will put pressure on the prices we can charge for our services and for handsets and other devices that we sell in connection with our service offerings. These developments and actions by our competitors could continue to negatively impact our operating results and our ability to attract and retain customers. These competitive conditions may also require that we incur increased costs such as higher sales commissions or handset subsidies as we add new customers, which may reduce our profitability even while customer growth continues. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could continue to decline.

b.
Competition and technological changes in the market for wireless services, including competition driven by our competitors' deployment of long-term evolution or other advanced technologies, could negatively affect our average revenue per subscriber, customer turnover, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability. If we do not keep pace with rapid technological changes or if we fail to deploy our WCDMA networks and offer new technology that supports services on these networks in a manner that delivers a quality customer experience, we may not be able to attract and retain customers.

The wireless telecommunications industry is experiencing significant technological change. Spending by our competitors on new wireless services and network improvements could enable them to obtain a competitive advantage with new technologies or enhancements that we do not offer. Rapid change in technology may lead to the development of wireless communications technologies that support products or services that consumers prefer over the products or services that we offer. If we are unable to keep pace with future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
While we have deployed or are in the process of deploying our WCDMA networks in our markets other than Argentina, they have yet to achieve wide acceptance, and competitors in each of our markets have launched new or upgraded networks that use technology similar to the WCDMA networks that we have deployed or are in the process of deploying and are designed to support services that use high speed data transmission capabilities, including internet access and video telephony, and some of those competitors have expended significant resources and made substantial investments to deploy upgrades to the technology used in their networks. Some of our competitors have also deployed or announced their plans to deploy new network technologies that could provide further enhancements to data speed and capacity in our markets, including services utilizing LTE technologies. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of services we offer, thereby making our services less competitive. In addition, we may not be able to accurately predict technological trends or the success of new services in the market. If our services fail to gain acceptance in the marketplace in the near term, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could continue to be adversely affected. In particular, our push-to-talk services on our new WCDMA networks may not meet the continually changing demands of our customers and may no longer serve to differentiate our services in the future.
The 800 MHz spectrum that our operating companies are licensed to use is largely non-contiguous, while the technology platforms that are currently available to us, including the WCDMA technology we have deployed or are deploying, operate only on contiguous spectrum. While we have rights to use spectrum outside the 800 MHz band in Brazil, Mexico and Chile that is contiguous and supports our existing and planned WCDMA networks, we have only recently launched services supported by our new WCDMA networks and are still in the process of expanding the coverage of these networks. This gives our competitors a significant time-to-market advantage in which they can offer new applications and services that are supported by their networks, but that we have not been able to offer until recently when our new networks became widely available. In addition, in Argentina, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology, which could make it more difficult or impossible for us to deploy new and more competitive services in Argentina. The successful deployment of our WCDMA networks is a critical step in keeping pace with technological change and is necessary in order for us to continue to offer competitive services. If we are unable to fully deploy our WCDMA networks in a timely manner or at all, or if we are not able to achieve wide acceptance by our customers and target customers of our WCDMA networks, we may not be able to compete effectively and could lose customers to our competitors. For more information, see "7a. We may be limited in our ability to grow unless we successfully deploy our WCDMA networks and expand network capacity."

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
Our iDEN-based networks utilize a proprietary technology developed and designed by Motorola Solutions that relies solely on the efforts of Motorola Solutions and any current or future licensees of this technology for product development and innovation. Additionally, Motorola Mobility is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. In contrast, all of our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and WCDMA, which are substantially more widely used technologies than iDEN, are available from a significant number of suppliers and are produced in much larger quantities for a worldwide base of customers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment than are available to us for handsets and infrastructure used to provide services on our iDEN network. In addition, because we plan to continue to offer our push-to-talk services as key differentiators and as part of the services supported by our WCDMA networks, we expect that the cost of certain handsets that are designed specifically to support those differentiated services will be higher even when they are supported by the more widely used WCDMA technology because they will not be produced at scale levels comparable with more standard WCDMA handsets. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability. In addition, the spectrum band that we use to support our WCDMA networks and services in Mexico is not as widely used throughout the world to support WCDMA networks as other spectrum bands that are being used by some of our competitors. Utilizing this type of spectrum band may have an adverse impact on the availability of certain types of handsets that our customers may desire and may increase the costs of the handsets we offer.

e.	Our operating companies may face disadvantages when competing against government-owned and formerly government-owned incumbent wireline operators or wireless operators affiliated with them.
In some markets, our operating companies compete against a government-owned telecommunications operator or a formerly government-owned telecommunications operator, some of which enjoy a near monopoly position relating to the provision of wireline telecommunications services and may have a wireless affiliate. For example, an affiliate of Telcel, which is our largest competitor in Mexico, is the incumbent provider of wireline services in Mexico and was formerly a government-owned monopoly. In Argentina, we expect to compete against ARSAT, which is a government-owned telecommunications operator. Our operating companies may be at a competitive disadvantage in these markets because former government-owned incumbents or affiliated competitors may have:

•	close ties with national regulatory authorities;

•	control over connections to local telephone lines; or

•	the ability to subsidize competitive services with revenues generated from services they provide on a monopoly or near-monopoly basis.
For example, the services that we provide on our new WCDMA networks require significantly greater data capacity than is the case on our iDEN networks, and this higher capacity demand have made it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits is limited and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. As a result, we are dependent on entities that are affiliated with our competitors to provide us with the data transport services needed to support our networks and services. Our ability to offer services could be adversely affected if those entities were to choose to allocate limited transport capacity to other customers including their wireless affiliates or otherwise make it more difficult for us to obtain the necessary transport capacity to support our networks and services.
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
In recent years, we have expanded the coverage of our iDEN networks, particularly in Mexico and Brazil, and we have deployed and will continue to expand our WCDMA networks in Brazil, Mexico and Chile, but our current networks do not, and our existing and planned WCDMA networks will not, offer nationwide coverage in the countries in which we operate nor will they provide the coverage available on some of our competitors' networks. Although we have entered into roaming agreements relating to our WCDMA services in Brazil, Mexico and Chile that allow our customers to use roaming services in a broader area in those markets, we are not able to supplement our iDEN network coverage using roaming arrangements because the uniqueness of our iDEN technology limits our potential roaming partners for subscribers solely on iDEN networks. In addition, the implementation of the roaming services that support our WCDMA services are subject to the risks described below, and the costs of such services may be uneconomical, particularly if the competitive environment continues to put pressure on the prices we are able to charge for services provided to our customers. As a result, we will not be able to utilize roaming arrangements to extend the coverage of our iDEN networks and may not be able to economically extend the coverage of our WCDMA networks using our existing or future roaming arrangements, making it difficult for us to provide geographic coverage for our services that is sufficient to attract and retain certain subscribers and compete effectively with competitors that operate mobile networks with more extensive service areas.
We have entered into roaming arrangements with respect to services supported by our WCDMA networks in Brazil, Mexico and Chile that enable our customers in Chile, and will enable our customers in Brazil and Mexico, to roam within those markets in areas where we do not offer network coverage. There is no guarantee we will be able to effectively implement or maintain these agreements to provide roaming service in areas where we do not have network coverage or that the terms of those agreements will allow us to utilize roaming services to economically extend our coverage areas. In addition, we have entered into agreements with wireless carriers in a number of countries that allow customers whose service is supported by our WCDMA networks to utilize roaming services in those countries. Both in-market and international roaming requires our customers to rely on networks that are owned and operated by third parties and, in the case of in-market roaming, by our competitors. We are unable to ensure the availability of services or data speeds on these networks, and in most cases, push-to-talk service, one of our key differentiators, will not be available or will not have the same level of performance when our subscribers are roaming, which could negatively affect the service experience of our customers.

g.	If there is a substantial increase in our customer turnover rate, our business could be negatively affected.
In recent years, we have experienced a generally higher consolidated customer turnover rate compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions, more competitive sales environments in the markets in which we operate and our offering of prepaid and hybrid services to customers who are more likely to change service providers. Specifically, Nextel Mexico experienced higher iDEN customer turnover in 2013 and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers. The increase in Nextel Mexico's customer turnover rate was due in part to Sprint's deactivation of its iDEN network in the U.S. in mid-2013, which resulted in increased customer dissatisfaction as customers experienced changes in their ability to roam in the U.S., changes in their connections with contacts in the U.S. and because the coverage and capacity of Nextel Mexico's WCDMA network was not sufficient to support the significant subscriber loading and migrations of subscribers resulting from this deactivation. Nextel Mexico is continuing to take actions designed to address these issues, including actively improving the capacity and coverage of its WCDMA network, working to improve service along the Mexico/U.S. border by entering into arrangements designed to enhance the ability of our customers to roam in the U.S. and by recently cooperating with Sprint to implement improvements to the solutions that allow our WCDMA subscribers to use push-to-talk services to communicate with Sprint's customers to who use push-to-talk service in the U.S. Despite these actions, differences in the nature and quality of the services that we are able to provide using our WCDMA network compared to services historically available on our iDEN network, particularly in the area near the Mexico/U.S. border, may have a continued negative impact on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA network, which could result in further increases in subscriber deactivations and customer turnover.
In addition, our plans contemplate a further expansion of our target market to a broader range of customers that have typically demonstrated a willingness to change service providers more frequently and our increased use of prepaid and hybrid post and prepaid payment terms as part of our service plans in order to attract more price sensitive customers has had an adverse impact on our consolidated customer turnover rate, particularly in Brazil. These and other changes in our marketing strategies and the types of customers we target have recently had a negative impact on our consolidated customer turnover rate and could continue to have that impact in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the cost of acquiring a new subscriber is much higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience further increases in our customer turnover rate, or if the higher customer turnover rates we are currently experiencing do not decline to levels that are closer to what we have historically experienced, our ability to maintain our revenues and our profitability could be materially impaired.

h.	If our networks do not perform in a manner that meets subscriber expectations, we will be unable to attract and retain customers.
Customer acceptance of the services we offer on our networks is and will continue to be affected by technology-based differences and by the operational performance and reliability of these networks. We may have difficulty attracting and retaining customers if we are unable to satisfactorily address and resolve performance or other transmission quality issues as they arise or if these issues limit our ability to deploy or expand our network capacity as currently planned or place us at a competitive disadvantage to other wireless providers in our markets. In Mexico, our subscriber base, operating revenues and operating cash flows were negatively impacted by Sprint's decision to deactivate its iDEN network in the U.S. in mid-2013 and our failure to effectively deploy and optimize our WCDMA network to meet the needs of customers who were seeking new services to replace their iDEN services, particularly customers living in areas near the border of Mexico and the U.S. These factors contributed to the negative market perception of our brand and services provided using our WCDMA network that developed in Mexico in late 2013, and our competitors in Mexico used this negative perception as an opportunity to aggressively target our existing and potential subscribers, making it difficult for us to attract and retain subscribers and resulting in a significant decline in our subscriber base.

i.
Customer concerns about our financial condition, ability to continue as a going concern and ability to implement our business plan, including our network development and deployment efforts, may have an additional adverse effect on our ability to attract and retain customers.

We believe that our customers may take our medium- to long-term operating and financial outlook, particularly to the extent that it is perceived to impact our network deployment and development, into account when deciding whether to continue or begin service with us. Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors. See “1. Due to our recent results of operations, we may not be able to continue as a going concern.” If customers or potential customers who are aware of our recent results of operations, or of current and future adjustments to our business plan in response to those results, become concerned that we will be unable to continue to provide service to them at a quality level that meets their needs, customer deactivations could increase and new subscribers could decrease relative to our business plans. Our current business plan assumes that customers will find our services attractive and that we will be able to expand our subscriber base on our WCDMA network in Brazil. We also assume that in 2014 we will be able to stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will prove to be correct. Increases in customer deactivations and decreases in new subscribers relative to our business plan would materially affect our ability to maintain our revenues and to generate cash needed to fund our business and meet our other obligations.

7.	If we are not able to develop and deploy our new WCDMA-based networks and manage the associated growth effectively, our future growth and operating results will suffer.

Our ability to achieve our long-range business goals, and to grow profitably, is dependent on our ability to successfully design and deploy our WCDMA networks and related services and to manage changes to our business model and cost structure that are necessary to allow us to pursue our plans to expand both our service offerings and our targeted customer segments, including by implementing new and more efficient supporting business systems and processes. Our inability to complete these efforts in a timely fashion, or to manage the related costs, could have an adverse impact on our business.

a.	We may be limited in our ability to grow unless we successfully deploy our WCDMA networks and expand network capacity.
To continue to successfully retain our existing customers, increase our customer base and pursue our business plan, we must economically:

•	expand the capacity and coverage of our WCDMA networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet customer demand.
In particular, the deployment of our WCDMA networks will require us to deploy a significant number of new transmitter and receiver sites in order to meet the expanded coverage requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support those networks and the coverage requirements associated with the spectrum licenses being utilized for those networks. In some of our markets, individuals and governments are opposing new tower construction and supporting laws restricting the construction of towers and other transmitter and receiver sites. For example, in Chile, a nationwide law that limits tower siting and imposes height, co-location and camouflage requirements in certain locations, as well as outright bans on constructing new towers in other locations, was enacted in early 2012. Laws like this could increase the time and costs associated with our planned network deployments. The effort required to locate and build a significant number of additional transmitter sites across our markets in coming years will be substantial, and our failure to meet this demand could delay or impair the deployment of our WCDMA networks, which would adversely affect our business.
In addition, as we deploy our WCDMA networks, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting existing and new services and features, and by reducing the costs associated with providing those services. Successful deployment and implementation of new services and technology on our WCDMA networks depend, in part, on the willingness and ability of third parties to develop new handsets and applications that are attractive to our customers and that are available in a timely manner. We may not be able to successfully complete the development and deployment of our new networks. If this occurs, we may be unable to recover the substantial investment we are making in our new networks and the related costs we incur to offer these new services. Failure to successfully deploy those networks could also be expected to result in subscriber dissatisfaction that could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects. For example, in Mexico, our failure to effectively deploy and optimize our WCDMA network to meet the needs of customers who were seeking new services to replace their iDEN services, particularly customers living in areas near the border of Mexico and the U.S. contributed to negative market perceptions of our brand and WCDMA network and negatively impacted our subscriber base, operating revenues and operating cash flows in 2013.

b.	We may not be able to manage our growth effectively. Failure to successfully implement core information technology and operating systems may adversely affect our business operations.
Our business strategy envisions growing our business by successfully building and deploying our WCDMA networks, expanding our product and service offerings and expanding our target customer base. Even if we do expand our business, if we fail to manage our growth effectively, our financial results could be adversely affected. Separately, growth may place a strain on our management systems and resources. We must continue to refine and expand our business development and sales capabilities, our network operations and information technology infrastructure, and the hardware, software, systems, processes and people to effectively support current and future sales, customer service and information requirements of our business in an efficient and cost-effective manner. In addition, failure to prioritize technology initiatives and effectively allocate resources in order to achieve our strategic goals could result in a failure to realize those goals, including the expected benefits of our growth, and could negatively affect our financial results.
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
We have acquired or successfully bid for new spectrum rights and have deployed or begun to deploy our WCDMA networks using that spectrum so that we may offer our customers new services supported by those networks. In some instances, the rights to use this new spectrum come with significant regulatory requirements governing the coverage of our new networks, the timing of deployment of those networks and the loading of new customers on those networks. If we fail to meet these regulatory requirements, the applicable regulators could assess fines and, in some instances, take action to revoke our spectrum rights. In addition, our deployment of these new networks will require significant capital expenditures and will result in incremental operating expenses prior to fully launching services. Costs could increase beyond expected levels as a result of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications.
In addition, we have received a request from a competitor to interconnect with our push-to-talk services to enable that competitor's customers to connect with our customers using a push-to-talk service platform that is different from the ones we use to serve our customers on our iDEN and WCDMA networks. Regulators could require us to provide competitors with access to our push-to-talk customers in the future. This access could dilute the competitive advantage and negatively affect the quality of this key differentiator, which could affect the willingness of current customers to remain on our network and negatively impact the willingness of potential customers to choose our service.
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
Additionally, it may be necessary for us to raise additional funds in order to finance the costs associated with the development and deployment of our new networks. To do so, we may issue shares of common stock, incur new debt or sell assets. Our ability to raise additional capital at all or on acceptable terms to meet our funding needs will depend on our financial condition, the conditions in the financial markets and the terms of our existing financing agreements. See “4. Our current and future debt may limit our flexibility and increase our risk of default." and "5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations." for more information.

8.	Laws restricting the exchange of currencies or expatriating funds limit the ability of our subsidiaries to make funds available to us.
Because almost all of our business operations and assets are conducted and held by our foreign subsidiaries, we depend on those subsidiaries to provide us with cash to satisfy our obligations whether in the form of advances from our subsidiaries, the repayment by our subsidiaries of intercompany loans or the payment of dividends and other distributions from the net earnings and cash flow generated by these subsidiaries. Laws or regulations restricting the exchange of currencies or expatriation of funds limit the ability of these subsidiaries to distribute cash or assets. For example, in Argentina, the Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. From time to time, the Argentine Central Bank and other authorities in Argentina have used these formal and informal requirements to limit the convertibility of currency and our ability to repatriate capital from Nextel Argentina to its parent companies. Due to these restrictions, $168.0 million of our cash is not available to our holding company or our subsidiaries located outside of Argentina. Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil's balance of payments. The inability to receive sufficient cash from our subsidiaries to satisfy our obligations would require us to obtain additional debt or equity financing or sell assets to meet those obligations. There can be no assurance that we would be able to obtain such financing or sell assets at acceptable terms or at all and, under such circumstances, our failure to do so could prevent us from satisfying our obligations. See "5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations."

9. We operate exclusively in foreign markets, and our assets, subscribers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

a.	A decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.
Historically, in the countries in which we do business, the values of the local currencies in relation to the U.S. dollar have been volatile. The unstable global economic environment and recent weakness in the economies of some of the countries where we operate has led to increased volatility in these currencies. Nearly all of our revenues are earned in non-U.S. currencies, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates can have and have had a significant impact on our reported results that may not reflect the operating trends in our business. In addition, over 80% of our outstanding debt is denominated in U.S. dollars. A decline in the values of the local currencies in the markets in which we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, declines in the value of local currencies in our markets relative to the U.S. dollar result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies. Depreciation of the local currencies also results in increased costs to us for imported equipment. We have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. To partially offset long-term exposure to foreign exchange risks, we have successfully executed and will continue to evaluate financing arrangements in our markets that are denominated in local currency while maintaining a majority of our cash in U.S. dollars. Nonetheless, if the values of local currencies in the countries in which our operating companies conduct business depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

b.
We face economic and political risks in our markets, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economies of the markets in which our operating companies conduct business, all of which are considered to be emerging markets. These markets are in countries with economies in various stages of development, some of which are subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and at times, significantly higher than the inflation rate in the U.S. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues. In addition, in recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. For more information, see "8. Laws restricting the exchange of currencies or expatriating funds limit the ability of our subsidiaries to make funds available to us." Limitations on our ability to convert currency and repatriate and redeploy capital may prevent us from managing our business and financial obligations in a cost effective manner, compete effectively, take advantage of new business opportunities and grow our business.
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
Finally, rules and regulations affecting placement and construction of our transmitter and receiver sites affect our ability to deploy and operate our networks in each of our markets, and therefore impact our business strategies. In some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the cell sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area or require us to remove or modify existing towers, which can result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. For example, in Chile, a nationwide law that limits tower siting and imposes height, co-location and camouflage requirements in certain locations, as well as outright bans on constructing new towers in some locations, was enacted in early 2012. Laws like this could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our WCDMA networks and the coverage requirements associated with the spectrum licenses being utilized for those networks will require substantially more transmitter and receiver sites to meet the minimum coverage requirements of those licenses and to provide coverage to the areas needed to provide competitive services. In addition, our licenses to use spectrum in some of our markets require us to build our networks within proscribed time periods, and rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in the loss of spectrum licenses.

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

Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current tax law, as a method of increasing revenue. For example, our operating company in Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax and is subject to various types of non-income related taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the economic downturn that has occurred in the last several years has led to proposals and new laws in some of our markets that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.
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
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. See Note 10 to our consolidated financial statements for more information regarding our potential tax obligations in Brazil.

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
Much of the spectrum that our operating companies are licensed to use, other than the spectrum that supports our WCDMA networks, is non-contiguous, and the iDEN technology is the only commercially available technology that operates on non-contiguous spectrum. As a result, Motorola Solutions is the primary supplier for the network equipment and Motorola Mobility, which is currently owned by Google, Inc., but which is the subject of a proposed sale from Google, Inc. to Lenovo, is the primary supplier of the handsets we sell for use on our iDEN networks. If either Motorola Solutions or Motorola Mobility fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our iDEN-based networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers to services supported by our iDEN networks. Nextel Communications, Inc., a subsidiary of Sprint, was historically one of the largest users of iDEN technology and, in the past, provided significant support with respect to new product development for that technology. The deactivation of Sprint's iDEN network in mid-2013 resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as their ability to roam in the U.S. These changes led to a significant disruption of Nextel Mexico's business plans and is likely to affect the ability or willingness of Motorola Solutions or Motorola Mobility to provide support for the development of new iDEN handset models or enhancements to the features and functionality of our iDEN networks beyond their contractual commitments, which could make it more difficult or costly for us to compete effectively, particularly in Argentina where we do not currently hold rights to use spectrum that would support the deployment of a WCDMA network. Lower levels of iDEN equipment purchases as a result of Sprint's deactivation of its iDEN service and our transition to offering services on our WCDMA networks in our markets other than Argentina are likely to limit the availability of iDEN-based network equipment and support and the willingness of Motorola Solutions or Motorola Mobility to support iDEN technology beyond their current commitments. We continue to rely principally on Motorola Solutions for the maintenance and support of the network equipment used in our iDEN-based networks and on Motorola Mobility for the manufacture of iDEN compatible handsets. Accordingly, if Motorola Solutions is unable to, or determines not to, continue supporting our iDEN-based infrastructure or if Motorola Mobility is unable to, or determines not to, continue to manufacture iDEN-based handsets, including potentially as a result of adverse developments affecting their respective operations, profitability, and financial condition or other business developments, our business in Argentina will be materially adversely affected and our broader operations could be materially adversely affected.

12.	Our business could be negatively impacted by our reliance on indirect distribution channels for a significant portion of our sales.
Our business depends heavily upon third party distribution channels for securing a substantial portion of the new customers to our services, and with the expansion of our target market, we expect to rely more heavily on retailers and other sales channels for a growing portion of our sales. In Mexico, a significant portion of our sales through these indirect distribution channels is concentrated in a small number of third party dealers. In many instances, we rely on these third party dealers to serve as the primary contact between us and the customer and to interact with other third parties on our behalf. As a result, there may be risks associated with the actions taken by our distributors or the operators of our other retail channels, including potential risks associated with the failure of our distributors or other retail channels to follow regulatory requirements. The volume of our new customer additions, our ability to retain customers and our profitability could also be adversely affected if these third party dealers terminate their relationship with us, if there are adverse changes in our relationships with these dealers, if we alter our compensation arrangements with these dealers or if the financial condition of these dealers deteriorates.

13.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.
Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we use to support our WCDMA networks, most of which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In addition, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in our markets take actions modifying or revoking our licenses in response to these claims, our ability to pursue our business plans, including our plans to deploy WCDMA networks, and our results of operations could be adversely affected.

14.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.
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

15.	Our business could be negatively impacted by security threats and other material disruptions of our wireless networks.

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
Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 97,000 square feet of office space under a lease expiring in January 2020. In addition, each of our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.
Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. As of December 31, 2013, our operating companies had constructed sites at leased and owned locations for their business, including those constructed for our networks, as shown below:

Operating Company	Number of Sites
Brazil	8,400
Mexico	5,791
Argentina	1,028
Chile	1,086
Total	16,305

Item 3.	Legal Proceedings
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 10 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant
The following people were serving as our executive officers as of February 21, 2014. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 51, was appointed the chief executive officer of NII Holdings in May 2013 after serving as interim chief executive officer from December 2012 to May 2013. Mr. Shindler has served as a director on the board of NII Holdings since 1997 and was NII Holdings' chairman of the board from 2002 to May 2013, including serving as executive chairman from February 2008 to July 2012. Prior to his most recent appointment as chief executive officer, Mr. Shindler served as chief executive officer of NII Holdings from 2000 to February 2008. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications, Inc. from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.
Gokul Hemmady, 53, is currently the chief operating officer of NII Holdings and president, Nextel Brazil. From June 2012 to June 2013, Mr. Hemmady was the interim president of Nextel Brazil and chief operations officer of NII Holdings. Prior to June 2012, Mr. Hemmady served as executive vice president and chief financial officer. He was also NII Holdings' chief transformation officer from October 2011 through June 2012. From the time he joined NII Holdings in June 2007 to February 2011, Mr. Hemmady served as vice president and chief financial officer. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.
Juan R. Figuereo, 58, is currently the executive vice president, chief financial officer of NII Holdings. Prior to October 2012, Mr. Figuereo served as executive vice president and chief financial officer of Newell Rubbermaid, Inc., a global marketer of consumer and commercial products since 2009. Prior to joining Newell Rubbermaid, Mr. Figuereo served as chief financial officer of Cott Corporation from 2007 to 2009, vice president of mergers and acquisitions for Wal-Mart International from 2003 to 2007 and various international, finance and general management positions at PepsiCo. from 1988 to 2003.
Gary D. Begeman, 55, is currently the executive vice president, general counsel of NII Holdings. Prior to February 2011, Mr. Begeman served as vice president and general counsel since February 2007, having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2005 through 2006, he served as senior vice president and deputy general counsel of Sprint Corporation, and was vice president and deputy general counsel of Nextel Communications, Inc. from 2003 until its merger with Sprint in 2005. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.
John McMahon, 49, is currently the president, Argentina and Chile operations and interim president, Nextel Mexico for NII Holdings. From June 2012 to December 2013, Mr. McMahon served as the president of Peru, Argentina and Chile for NII Holdings. Prior to June 2012, Mr. McMahon served as the executive vice president of business operations of NII Holdings since February 2011 and served as vice president of business operations from 1999 to 2011. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications, Inc. from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.
Raul Ramirez, 58, is currently the executive vice president, chief technology officer of NII Holdings. From 2003 to 2013, Mr. Ramirez served as the chief technology officer of Nextel Mexico. Prior to 2003, Mr. Ramirez was a technical director with Nextel Mexico. Prior to joining Nextel Mexico in 1998, Mr. Ramirez was a technical director with Motorola for its Latin American operations.
Gregory J. Santoro, 51, is currently the executive vice president, chief strategy and marketing officer of NII Holdings. Prior to February 2011, Mr. Santoro served as vice president and chief marketing and strategy officer beginning in February 2007 when he joined NII Holdings. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Corporation. Before Nextel Communications, Inc., Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.
David Truzinski, 55, is currently the executive vice president, chief information officer and chief digital officer of NII Holdings. From January 2012 to December 2013, Mr. Truzinski served as NII Holdings' executive vice president, chief information officer. Prior to January 2012, Mr. Truzinski served as senior vice president and chief information officer at Leap Wireless/Cricket Communications beginning in 2005. Prior to joining Leap Wireless, he was the chief information officer for Cingular/AT&T Wireless' International business. Mr. Truzinski also served as chief technology officer at ClickCollect, Inc. and as chief information officer at Insurancenow.com. From 1989 to 1999, he served in a variety of leadership capacities at AT&T Wireless/Cellular One.

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

	Price Range of Common Stock
	High	Low
2012
First Quarter	$24.32	$15.88
Second Quarter	19.63	9.95
Third Quarter	10.70	5.65
Fourth Quarter	8.58	4.75
2013
First Quarter	$7.85	$4.20
Second Quarter	9.82	4.11
Third Quarter	8.28	5.76
Fourth Quarter	6.71	1.90

2.	Number of Stockholders of Record
As of February 21, 2014, there were approximately four holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

4.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2013 - October 31, 2013	247	(1)	$5.80	247
November 1, 2013 - November 30, 2013	—		—	—
December 1, 2013 - December 31, 2013	41,700	(1)	2.02	41,700
Total	41,947		2.04	41,947	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from December 31, 2008 through December 31, 2013. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2008 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
NII Holdings	$100.00	$184.71	$245.65	$117.16	$39.22	$15.13
Nasdaq 100	$100.00	$153.83	$183.12	$187.73	$219.00	$295.76
America Movil	$100.00	$155.59	$191.26	$152.17	$163.72	$172.82
Millicom International	$100.00	$164.26	$232.15	$249.41	$211.40	$245.41

Item 6.	Selected Financial Data
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$4,772,564	$5,743,122	$6,380,817	$5,293,791	$4,126,643
Foreign currency transaction (losses) gains, net	$(143,745)	$(53,957)	$(37,297)	$52,412	$105,087
Net (loss) income from continuing operations	$(1,609,417)	$(597,479)	$262,694	$373,291	$381,828
Net (loss) income from continuing operations per common share, basic	$(9.36)	$(3.48)	$1.53	$2.21	$2.29
Net (loss) income from continuing operations per common share, diluted	$(9.36)	$(3.48)	$1.52	$2.17	$2.27

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$8,679,954	$9,223,078	$9,822,136	$8,195,100	$7,554,464
Long-term debt, including current portion	$5,793,471	$4,859,544	$4,711,835	$3,127,597	$3,565,092
Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction losses of $143.7 million for the year ended December 31, 2013 are primarily related to the impact of the depreciation in the average value of the Brazilian real and the Argentine peso relative to the U.S. dollar on Nextel Brazil's and Nextel Argentina's net liabilities. Consolidated foreign currency transaction losses of $54.0 million for the year ended December 31, 2012 are primarily related to the impact of the depreciation in the average value of the Brazilian real and Mexican peso relative to the U.S. dollar on Nextel Brazil's and Nextel Mexico's net liabilities. Consolidated foreign currency transaction losses of $37.3 million for the year ended December 31, 2011 are primarily related to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's net liabilities. Consolidated foreign currency transaction gains of $52.4 million for the year ended December 31, 2010 are primarily related to the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on peso-denominated receivables due to corporate from Nextel Mexico. Consolidated foreign currency transaction gains of $105.1 million for the year ended December 31, 2009 are primarily related to the impact of the significant appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's syndicated loan facility, which was denominated in U.S. dollars. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
Net (Loss) Income From Continuing Operations. During the second half of 2013, we experienced a significant decline in subscribers in Mexico and a reduction in operating revenues and operating cash flows generated by Nextel Brazil and Nextel Mexico as a result of continued competitive pressure, the depreciation of the local currency in Brazil, and delays in the deployment and launch of services on our WCDMA networks. See Note 1 to our consolidated financial statements for more information. In addition, during the year ended December 31, 2013, we recognized $171.0 million in non-cash impairment and restructuring charges primarily related to the discontinuation of our use of software relating to customer relationship management, the restructuring of our outsourcing agreements with Nokia Siemens Networks, or NSN, and restructuring charges incurred in connection with the realignment of our organization and staffing structure, including costs associated with staff reductions that occurred primarily at our corporate headquarters and in Mexico. During the year ended December 31, 2012, we recognized $322.2 million in non-cash impairment charges, $298.8 million of which represented an asset impairment related to the reduction of the carrying amount of Nextel Chile’s asset group to its fair value in the fourth quarter of 2012, and the remainder of which related to the write-off of certain information technology projects. In addition, during the fourth quarter of 2012, we recognized $7.6 million in restructuring charges at the corporate level, primarily related to the separation of employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments.

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
We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part I, Item 1A. "Risk Factors” of this annual report on Form 10-K. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	beliefs and assumptions regarding our ability to continue as a going concern;

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet the operating goals established by our business plan and generate cash flow;

•
general economic conditions in the U.S. or in Latin America, including specifically in the countries in which we operate and in the market segments that we are targeting for our services, including the impact of uncertainties in global economic conditions;

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

•
Motorola Mobility’s ability and willingness to provide handsets and related equipment for use on our iDEN network, including the availability of iDEN handsets, particularly in Argentina where we do not have the spectrum resources to deploy a WCDMA network;

•
the risk of deploying WCDMA networks, including the potential need for additional funding to support that deployment, delays in deployment, cost over-runs, the risk that new services supported by the new networks will not attract enough subscribers to support the related costs of deploying or operating the new networks and the potential distraction of management;

•
our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address issues relating to our network performance in Mexico and any similar future issues in Mexico or our other markets;

•
future legislation or regulatory actions relating to our services, other wireless communications services or telecommunications generally and the costs and/or potential customer impacts of compliance with regulatory mandates;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•
the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and, from time to time, in our reports filed with the SEC.

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of December 31, 2013 and 2012 and our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile.
A.    Executive Overview
Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our push-to-talk services, which allow subscribers to talk to each other instantly, and our high level of customer service. As we expand our WCDMA networks in our markets, we are extending our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina and Chile, with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil, Mexico and Chile serve or are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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
The services we currently offer include:

•	mobile telephone service;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•	wireless data services, including text messaging services; mobile internet services; and e-mail services;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services.
The deployment and expansion of our WCDMA networks in Brazil, Mexico and Chile enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in over 250 cities, including cities in and around Sao Paulo and Rio de Janeiro. In December 2013, we signed agreements with Telefonica Moviles, or Telefonica, under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. When implemented, the agreements will allow us to enhance our service offerings by expanding the areas in which customers using our WCDMA services in Brazil and Mexico can access voice and data services. We plan to expand the coverage and quality of our networks in Brazil and Mexico in 2014. We also offer service on our iDEN network in Argentina. Our current spectrum holdings are sufficient to enable us to deploy networks that utilize long-term evolution, or LTE, technology in certain areas in Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico in 2014.
In light of our financial condition, our goal for 2014 is to expand our subscriber base on our WCDMA network in Brazil, stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013. More broadly, our goal is to generate higher revenues and increase the number of subscriber units operating on our networks, which we refer to as our subscriber base, by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•
focusing on higher value customer segments in our core markets, such as segments that comprise the small, medium and large business markets, as well as certain consumer market segments that value our differentiated wireless communications services;

•	offering a broad array of differentiated services and devices that build upon and complement our push-to-talk services, which give our customers the ability to communicate with each other instantly;

•	offering new services supported by high quality WCMDA networks;

•	offering a superior customer experience; and

•	building on the strength of the unique positioning of the Nextel brand.
To enhance our service offerings, we have deployed and are continuing to enhance our networks that utilize WCDMA technology. These networks enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data and internet access; increase our network capacity; and ultimately reduce the costs of supporting the services we offer when compared to our original iDEN networks. We plan to continue to focus on our current high value subscriber base using the differentiated services available on both our networks and to expand our targeted subscriber base using the handsets and devices, service offerings, applications and pricing plans made possible by our WCDMA networks.
Historically, we have focused on postpaid rate plans. With the expansion of our target customer base, we have been offering more prepaid rate plans and hybrid rate plans that combine both postpaid and prepaid features and expect our sales of these types of service plans to increase over time.
We also expect to use domestic and international roaming agreements, including the roaming arrangements that will be implemented pursuant to the agreements we recently reached with Telefonica, to cost effectively expand our service to areas in our markets that we do not currently serve or plan to serve using our own networks and to provide our customers with services when they travel to other countries.
Business Update
State of the Business. During the second half of 2013, we experienced a significant decline in subscribers in Mexico and a reduction in operating revenues and operating cash flows generated by Nextel Brazil and Nextel Mexico as a result of continued competitive pressure, the depreciation of the local currency in Brazil, and delays in the deployment and launch of services on our WCDMA networks. In Mexico, our subscriber base, operating revenues and operating cash flows were also negatively impacted by Sprint Corporation's, or Sprint's, deactivation of its iDEN network in the U.S. in mid-2013 and our failure to effectively deploy and optimize our WCDMA network to meet the needs of customers who were seeking new services to replace their iDEN services, particularly customers living in areas near the border of Mexico and the U.S. These factors contributed to negative market perception of our brand and WCDMA network that developed in Mexico in late 2013. We believe iDEN subscriber losses will continue to outpace our ability to attract subscribers to services on our WCDMA network in Mexico into 2014. In addition, as a result of the delays in the deployment and optimization of our WCDMA network in Brazil, we proceeded with launches of our full voice and data services in that market late in 2013 that led to subscriber and revenue growth rates that were significantly lower than we had originally anticipated. These conditions, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our current debt obligations in 2014, raise substantial doubt about our ability to continue as a going concern under the applicable authoritative literature. See "— D. Future Capital Needs and Resources — Future Outlook, Liquidity Plans and Going Concern." and Note 1 to our consolidated financial statements. For additional discussion of these matters and their potential impact on us, see "Item 1A. — Risk Factors."
Sale of Nextel Peru. In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this annual report on Form 10-K. Accordingly, we have reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in this annual report on Form 10-K exclude amounts attributable to discontinued operations.
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
We compete with other communications service providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our push-to-talk services that make it easier for our subscribers to communicate quickly and efficiently. We expect to continue to focus on this differentiated approach as we offer services on our WCDMA networks and pursue our plans to extend our target market with an expanded message that focuses on the quality and speed of the data services supported by our new networks. Historically, our largest competitors have focused their marketing efforts on subscribers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently those competitors have placed more emphasis on attracting postpaid subscribers within our target segments, which are considered the premium segments in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their network quality and their customer service and customer care functions, which may minimize the value of our network quality and speed (for our new networks) and the quality of our customer service as points of differentiation, enabling those competitors to compete more effectively with us. We believe that the users who primarily make up our targeted subscriber base are likely to base their purchase decisions on network quality and quality of customer support, as well as on the availability of differentiated features and services, like our push-to-talk services, that make it easier for them to communicate quickly, efficiently and economically. However, because pricing is one of a number of important factors in potential customers' purchase decisions, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
Strategic Approach.
Over the past year, we have experienced increased competition and operational challenges in our markets, particularly in Brazil and Mexico, as we have deployed our WCDMA networks. During the second half of 2013, these challenges proved to be more difficult than we anticipated, and in some cases, we did not effectively execute our plans to address those challenges. As a result, we experienced deteriorating operational metrics, including with respect to subscriber growth and customer retention. This deterioration was particularly significant in Mexico where Sprint's decision to deactivate its iDEN network in the U.S. and our failure to effectively deploy and optimize our WCDMA network and in transitioning iDEN subscribers to that network to address the deactivation of the U.S. iDEN network resulted in a significant subscriber loss and decline in revenues in the second half of 2013. To address these and other difficulties that we continue to face as a result of the delays in our deployment of our WCDMA networks, we are taking actions to improve the quality and coverage of those networks and have also implemented a set of initiatives designed to generate growth, streamline our organization, improve our competitive agility and reduce costs that are not critical to our growth strategy.
We continue to implement a comprehensive strategy that we believe will best position us to achieve our long-term goal of generating profitable growth. Some of the key components of that strategy are as follows:
Deploying Our Networks.  We strive to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and have deployed and plan to continue to expand our WCDMA networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data services. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to our iDEN technology. Our WCDMA networks will allow us to continue to offer the differentiated services that our current subscribers rely on while expanding our products and services using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded subscriber base. We also plan to deploy LTE in select cities in Brazil and Mexico in 2014.
The following chart details our significant spectrum holdings in each of our markets in spectrum bands that support both the WCDMA and LTE technologies:

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
(2) This band was recently standardized and is available for use with LTE technology. The implementation of LTE technology on our 800 MHz spectrum holdings would require support from and actions by the regulators in some of our markets.
We also have additional spectrum holdings in some of our markets, including 20 MHz of spectrum in the 1.8 GHz spectrum band in portions of Brazil, which we plan to use to support our planned deployment of LTE-based networks in Rio de Janeiro, and 10 MHz of spectrum in the 1.9 GHz spectrum band in Monterrey and 50 MHz of spectrum in the 3.5 GHz spectrum band in Mexico.
As we make the transition from our iDEN networks to our new WCDMA networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, including LTE-based technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico and Chile, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum that is contiguous to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
Focusing on Our Core Markets. We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless customers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA networks in our markets, focusing particularly on our key markets in Brazil and Mexico, with the goal of increasing our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA and LTE technology, and we expect those investments to continue, particularly in Brazil and Mexico. While these investments have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the costs of our new networks while building the subscriber base served by them, we believe that over the long term these investments in our new networks will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals. These changes have included reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and staff reductions in our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are continuing to evaluate our operations and expect to continue to realign and reduce personnel over the coming months as we seek to better align our costs and organizational structure with our growth strategy and improve our operating and financial results. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, that are designed to improve the overall quality and efficiency of the service we provide our customers.
Finally, as we implement changes to our business strategy that are designed to improve our results, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which, for 2013, collectively produced about 86% of our total consolidated operating revenues. Consistent with this change in emphasis, in August 2013, we sold all of the outstanding equity interests of Nextel Peru to Entel. While we will also continue to support our operations in our other markets, recent results of operations and this change in emphasis make it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses.
Focusing on Our Target Customers.  Consistent with our historic approach, our target customers will continue to include high value customer segments such as segments that comprise the small, medium and large business markets, as well as certain consumer market segments that value our differentiated wireless communications services, including our push-to-talk services, quality networks and our high level of customer service. Our WCDMA networks will also give us the opportunity to extend our target market to include additional corporate and business customers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks, the quality and speed of our data services and the quality of our customer service.
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our push-to-talk services. These services provide significant value, allowing our subscribers to communicate with each other instantaneously at the touch of a button. In 2012, we began offering Direct Connect push-to-talk service on our WCDMA networks as part of our effort to maintain this key point of differentiation. Also, in 2013, we began offering a new push-to-talk service, which we refer to as Prip, that operates on a wide range of standard smartphones, including the iPhone, enabling users to communicate using a push-to-talk solution with other subscribers across our networks. The Prip service, which is currently available in Mexico and Chile and will be available in Brazil in 2014, operates on WiFi, as well as on WCDMA- and LTE-based networks outside our markets where data roaming services are available, including in the U.S. Our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our services.
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
Building on the Strength of the Nextel Brand. Since 2002, we have offered services under the Nextel brand. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and subscriber support we provide. This positioning of our brand allowed us to successfully build our subscriber base of high value customers who are attracted to our differentiated services and our reputation for providing a high quality subscriber experience. To expand the value of that positioning, in 2011 we launched a new brand identity in each of our markets and at the corporate level, which we believe enhances the recognition of our brand and unifies our brand identity across our markets as we deploy our WCDMA networks and seek to expand our target market to include new customer segments.
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
Managing the iDEN Transition.  The iDEN networks that we operate in all of our markets allow us to offer differentiated services like Direct Connect and International Direct Connect while offering high quality voice telephony and other innovative services. The iDEN technology is unique in that it is the only commercially available technology that operates on non-contiguous spectrum and is optimal for operating efficiently on the 800 MHz SMR spectrum that we currently own. Because Motorola Mobility and Motorola Solutions are the sole suppliers of iDEN technology, we are dependent on their support of the technology and the availability of subscriber devices.
As we make the transition to our WCDMA networks in our markets other than Argentina, and with Sprint no longer supporting iDEN in the U.S. following the deactivation of its iDEN network there, the reduction in demand for iDEN network equipment is expected to make it uneconomic for Motorola Solutions to continue to provide support for our iDEN network infrastructure, and it may become more costly for us to continue to support those networks. We also expect that this transition and the reduction in demand for iDEN handsets will affect Motorola Mobility's ability or willingness to continue to manufacture iDEN handsets beyond their contractual obligations, which could result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks.
Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by our failure to take sufficient actions to address the impact of that event on our customers and delays in the deployment and optimization of our WCDMA network. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, in part because the coverage and capacity of its WCDMA network was not sufficient to support the significant subscriber loading and migration of subscribers resulting from the deactivation of Sprint's iDEN network. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services in Mexico, which has made it more difficult for us to attract and retain subscribers there.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers and to address the negative impact of Sprint’s deactivation of its iDEN network in the U.S. on its subscribers, including by improving the capacity, coverage and quality of its WCDMA network and launching education and awareness campaigns, all of which are intended to help stabilize Nextel Mexico's business and improve market perceptions of the quality of its service so that it is positioned to deliver future growth.
In 2011, Motorola completed a separation of its mobile devices and home division into two separate public entities: Motorola Mobility, to which our iDEN handset supply agreements have been assigned; and Motorola Solutions, to which our iDEN network infrastructure supply agreements have been assigned. In addition, we are parties to arrangements and agreements with Motorola that have now been assigned to and assumed by Motorola Solutions and Motorola Mobility and that are designed to provide us with a continued source of iDEN network equipment and handsets. In May 2012, Google, Inc., or Google, completed its acquisition of Motorola Mobility, which is our primary supplier of iDEN handsets, and in January 2014, Google announced that it has reached an agreement to sell a significant portion of the business that currently makes up Motorola Mobility to Lenovo. We do not currently expect any change to Motorola's commitment to deliver iDEN handsets as a result of Google's proposed sale of Motorola Mobility to Lenovo. Examples of our existing arrangements with both Motorola entities include:

•
Agreements for the supply of iDEN network infrastructure, which are now held by Motorola Solutions and are effective through December 31, 2014. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN infrastructure features.

•
Agreements for the supply of iDEN handsets, to which Motorola Mobility is now a party and which are effective through December 31, 2016. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets used in our business and to continue to invest in the development of new iDEN devices. In addition, we agreed to handset volume purchase commitments with respect to certain handset models and pricing parameters linked to the volume of our handset purchases.

The obligations of both Motorola entities under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Recent Foreign Currency Trends
Late in 2011 and continuing throughout 2012 and 2013, uncertainty in worldwide economic conditions drove a significant decline in the value of the currencies relative to the U.S. dollar in Brazil and Argentina. This and other periods of high volatility in foreign currency exchange rates that have occurred in the past have had a significant effect on our reported results as nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our capital and operating expenditures, including expenditures to purchase imported network equipment and handsets, and a substantial portion of our outstanding debt, is denominated in U.S. dollars. Significant volatility in the global market persists, and foreign currency exchange rates in effect in Brazil and Argentina at the end of 2013 reflect a reduction in value from those experienced earlier in the year and a significant reduction in value compared to 2012. If the values of local currencies in the countries in which our operating companies conduct business depreciate further relative to the U.S. dollar, our future operating results and the value of our assets held in local currencies will be adversely affected.

Unrestricted Subsidiary

In the first quarter of 2013, our Chilean operating segment, which we refer to as Nextel Chile, was designated as an unrestricted subsidiary under the terms of the indentures relating to our senior notes. For the year ended December 31, 2013, Nextel Chile had total operating revenues of $72.7 million, segment losses of $134.1 million and net losses of $209.4 million. As of December 31, 2013, Nextel Chile had total assets of $169.1 million and total liabilities of $273.2 million.

Subscriber Units in Commercial Service

As we make the transition to our WCDMA networks, we will be able to offer a substantially broader range of services and subscriber units that support voice services, including our push-to-talk services, data services and, in many cases, both. In some instances, we offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the flexibility to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device. Because these handsets include two SIM cards and require two contracts, they are reported as two subscribers for regulatory and external reporting purposes consistent with industry practice. Accordingly, each of these dual SIM handsets that are provisioned with two separate SIM cards is included in the table below as two "Subscriber Units in Commercial Service." We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers.
The table below provides an overview of our subscriber units in commercial service on both our iDEN and WCDMA networks in the countries indicated as of December 31, 2013 and 2012.

	Brazil	Mexico	Argentina	Chile	Total
	(in thousands)
iDEN subscriber units	3,846.3	3,842.7	1,755.6	53.2	9,497.8
WCDMA subscriber units	—	59.0	—	145.2	204.2
Total subscriber units in commercial service — December 31, 2012	3,846.3	3,901.7	1,755.6	198.4	9,702.0

iDEN net subscriber (losses) additions	(201.6)	(974.2)	267.5	(16.7)	(925.0)
WCDMA net subscriber additions	313.5	337.0	—	61.8	712.3
Total net subscriber additions (losses)	111.9	(637.2)	267.5	45.1	(212.7)

Migrations from iDEN to WCDMA	24.4	793.9	—	7.3	825.6

iDEN subscriber units	3,620.3	2,074.6	2,023.1	29.2	7,747.2
WCDMA subscriber units	337.9	1,189.9	—	214.3	1,742.1
Total subscriber units in commercial service — December 31, 2013	3,958.2	3,264.5	2,023.1	243.5	9,489.3

The following table shows our customer turnover rates for subscribers on both our iDEN and WCDMA networks in the countries indicated for the year ended December 31, 2013.

	Brazil	Mexico	Argentina	Chile	Total
Total customer turnover (1)	2.64%	3.46%	3.42%	4.39%	3.14%
iDEN customer turnover	2.70%	3.63%	3.42%	3.94%	3.20%
WCDMA customer turnover	0.95%	2.21%	—	4.55%	2.48%
_______________________________________
(1) Customer turnover is calculated by dividing subscriber deactivations for the period by the average number of subscriber units during that period.
Brazilian Contingencies
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, Nextel Brazil had accrued liabilities of $70.9 million and $73.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $11.2 million and $20.7 million related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $456.8 million and $460.8 million as of December 31, 2013. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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
Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, where applicable, variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA networks. We recognize service revenue as service is provided, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize handset revenue when title and risk of loss passes to the customer.
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
Other revenues primarily include amounts generated from our handset maintenance programs, roaming revenues generated from other companies’ subscribers that roam on our networks and co-location rental revenues from third party tenants that rent space on our transmitter and receiver sites, which we also refer to as communication towers or towers, although in some instances these towers are located on rooftops and other structures. We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize co-location revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. We estimate this allowance based on historical experience, aging of accounts receivable and individual subscriber payment history. Actual write-offs in the future could be impacted by general economic and business conditions, as well as fluctuations in subscriber deactivations, that are difficult to predict and therefore may differ from our estimates.
Depreciation of Property, Plant and Equipment.  We record at cost our network assets and other improvements that in our opinion, extend the useful lives of the underlying assets, and depreciate those assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft under a capital lease using the straight-line method based on the lease term of 10 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than anticipated. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations. During the fourth quarter of 2013, we reviewed the useful lives of our communication towers and determined that the useful lives of some of these towers should be increased to 30 years compared to the 10- or 15-year useful lives over which we were previously depreciating these sites.
Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 3 to 20 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Many of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum may be limited. In light of these uncertainties we classify our licenses as finite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.
Valuation of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset groups were determined based on an assessment of the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, we recognize a loss for the difference between the estimated fair value and carrying value of the assets. During 2013, we tested long-lived assets in our Nextel Brazil, Nextel Mexico, and Nextel Chile segments for recoverability and, based on our estimates of undiscounted cash flows, determined the carrying values to be recoverable. Our estimates of undiscounted cash flows for each asset group exceeded the carrying value of the respective asset groups. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows may not be sufficient to recover the carrying values of our asset groups, and we could record asset impairments that are material to our consolidated results of operations and financial condition. In December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment, which includes all operating assets and liabilities held at our Chilean operating segment, was not recoverable. As a result, we recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. We determined the estimated fair value of Nextel Chile's asset group using a discounted cash flow analysis in conjunction with a sum-of-the-parts cost approach, both of which are considered Level 3 inputs within the fair value hierarchy under the Financial Accounting Standards Board's, or the FASB's, authoritative guidance on fair value measurements. The discounted cash flows mentioned above were derived from a seven-year projection of revenues and expenses, plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The sum-of-the-parts analysis was assembled using the estimated cost to construct a network with the related spectrum licenses.
Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under the FASB's authoritative guidance on asset retirement obligations arise from certain of our leases and relate primarily to the cost of removing our network infrastructure and administrative assets from the leased space where these assets are located at the end of the lease. Estimating these obligations requires us to make certain assumptions that are highly judgmental in nature. The significant assumptions used in estimating our asset retirement obligations include the following: the expected settlement dates; removal costs that are indicative of what third party vendors would charge us to remove the assets; expected inflation rates; and credit-adjusted risk-free interest rates. We periodically review these assumptions to ensure that the estimates are reasonable. Any change in the assumptions used could significantly affect the amounts recorded with respect to our asset retirement obligations.
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
During 2013 the valuation allowance against our deferred tax assets increased by a net amount of $4.0 billion. This increase is due to a continuance of our prior position of recording a full valuation allowance with respect to the net deferred tax assets of Nextel Chile and the U.S., resulting in an additional $151.3 million valuation allowance for these entities. Our prior position of recording a full valuation allowance with respect to the net deferred tax assets of our holding companies in Luxembourg, Spain and Netherlands also continued in 2013, and we recorded in total a $3.3 billion valuation allowance against the deferred tax assets of these entities. Due to the nature of these companies and their tax status under local holding company rules, a full valuation allowance is necessary as the net operating loss carryforwards will never be utilized and add no value to the company. In addition, our prior position regarding the need for a valuation allowance on one of our Brazil subsidiaries and three of our Mexico subsidiaries changed in 2013, and we recorded valuation allowances of $382.9 million and $189.8 million against the net deferred tax assets of these Brazilian and Mexican subsidiaries, respectively. This change of position was primarily due to the significant decline in our current and recent cumulative earnings.
Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2014 to determine the appropriate level of valuation allowances.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate an additional amount of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner. This amount was in addition to the $26.3 million that remained to be repatriated in accordance with our 2007 decision to repatriate foreign earnings to the U.S., for a total of $226.3 million to be repatriated. As of December 31, 2012, we included a $54.4 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased slightly in 2013 due to changes in foreign currency exchange rates to $54.2 million as of December 31, 2013. Except for the earnings associated with this provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
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

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage, long-distance charges, international roaming revenues derived from calls placed by our subscribers and revenues generated from broadband data services we provide on our WCDMA networks. Handset and accessory revenues represent revenues we earn on the sale of handsets and accessories to our subscribers.

In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies' subscribers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.
See "Revenue Recognition" above and Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K for a description of our revenue recognition methodology.
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
Our service and other revenues and the variable component of our cost of service are primarily driven by the number of subscriber units in commercial service and the rate plans applicable to, and the levels of usage of, those subscriber units. Our handset and accessory revenues and cost of handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing subscribers.
Selling and marketing expenses include all of the expenses related to acquiring subscribers to our services, exclusive of costs to subsidize our handsets.
General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including maintenance of management information systems, corporate overhead and payroll, including share-based payments for stock options and restricted stock.
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2013, 2012 and 2011. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods.

	2013	2012	2011	2012 to 2013 Percent Change	2011 to 2012 Percent Change
Brazilian real	2.16	1.95	1.67	(10.8)%	(16.8)%
Mexican peso	12.77	13.17	12.42	3.0%	(6.0)%
Argentine peso	5.48	4.55	4.13	(20.4)%	(10.2)%
Chilean peso	495.31	486.49	483.67	(1.8)%	(0.6)%

Late in 2011 and continuing throughout 2012 and 2013, foreign currency exchange rates in the countries where we operate generally depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of 2011, as well as the end of each of the quarters in 2012 and 2013. If the values of these exchange rates remain at levels similar to the end of 2013 or depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2011	2012				2013
	December	March	June	September	December	March	June	September	December
Brazilian real	1.88	1.82	2.02	2.03	2.04	2.01	2.22	2.23	2.34
Mexican peso	13.99	12.80	13.67	12.92	13.01	12.35	13.19	13.01	13.08
Argentine peso	4.30	4.38	4.53	4.70	4.92	5.12	5.39	5.79	6.52
Chilean peso	519.20	487.44	501.84	473.77	479.96	472.03	507.16	504.20	524.61

To provide better insight into the results of some of our operating segments, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the year ended December 31, 2012 to amounts that would have resulted if the average foreign currency rates for the year ended December 31, 2012 were the same as the average foreign currency exchange rates that were in effect for the year ended December 31, 2013; and (ii) by comparing the constant currency financial measures for the year ended December 31, 2012 to the actual financial measures for the year ended December 31, 2013. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the year ended December 31, 2012, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Year Ended December 31, 2013 vs. Year Ended December 31, 2012

a.	Consolidated

	Year Ended December 31, 2013	% of Consolidated Operating Revenues	Year Ended December 31, 2012	% of Consolidated Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$4,573,879	96%	$5,465,120	95%	$(891,241)	(16)%	(11)%
Handset and accessory revenues	198,685	4%	278,002	5%	(79,317)	(29)%	(23)%
	4,772,564	100%	5,743,122	100%	(970,558)	(17)%	(12)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,472,320	31%	1,574,327	28%	(102,007)	(6)%	(1)%
Cost of handset and accessory sales	911,635	19%	829,859	14%	81,776	10%	9%
	2,383,955	50%	2,404,186	42%	(20,231)	(1)%	3%
Selling and marketing expenses	614,059	13%	730,469	13%	(116,410)	(16)%	(12)%
General and administrative expenses	1,299,395	27%	1,437,219	25%	(137,824)	(10)%	(4)%
Provision for doubtful accounts	116,619	2%	217,315	3%	(100,696)	(46)%	(42)%
Impairment and restructuring charges	171,047	4%	329,767	6%	(158,720)	(48)%	(48)%
Depreciation and amortization	698,347	15%	649,545	11%	48,802	8%	13%
Operating loss	(510,858)	(11)%	(25,379)	—	(485,479)	NM	NM
Interest expense, net	(539,159)	(11)%	(365,521)	(6)%	(173,638)	48%	51%
Interest income	43,379	1%	33,862	—	9,517	28%	33%
Foreign currency transaction losses, net	(143,745)	(3)%	(53,957)	(1)%	(89,788)	166%	185%
Other expense, net	(12,982)	—	(28,340)	(1)%	15,358	(54)%	(54)%
Loss from continuing operations before income tax provision	(1,163,365)	(24)%	(439,335)	(8)%	(724,030)	165%	165%
Income tax provision	(446,052)	(10)%	(158,144)	(2)%	(287,908)	182%	200%
Net loss from continuing operations	(1,609,417)	(34)%	(597,479)	(10)%	(1,011,938)	169%	174%
Loss from discontinued operations, net of income taxes	(40,182)	(1)%	(167,770)	(3)%	127,588	(76)%	(76)%
Net loss	$(1,649,599)	(35)%	$(765,249)	(13)%	$(884,350)	116%	181%
_______________________________________
NM-Not Meaningful
During 2013 and particularly in the second half of the year, we continued to experience deteriorating financial and operational results due to a number of factors, including the economic and competitive environments in our markets, the impact of Sprint's deactivation of its iDEN-based network in the U.S., delays in the deployment and launch of services on our WCDMA networks and declining local currency values. As a result of these and other factors, our consolidated subscriber base decreased 2% from December 31, 2012 to December 31, 2013, and our consolidated operating revenues on a reported basis for 2013 decreased 17% compared to 2012. In particular, the decline in revenues reflects the combined impact of lower average revenue per subscriber in local currency, declines in local currency values relative to the U.S. dollar and the reduction in the subscriber base. From 2012 to 2013, our consolidated operating revenues decreased 12% on a constant currency basis.
Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by our failure to take sufficient actions to address the impact of that event on our customers and delays in the deployment and optimization of our WCDMA network. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, in part because the coverage and capacity of its WCDMA network was not sufficient to support the significant subscriber loading and migration of subscribers resulting from the deactivation of Sprint's iDEN network. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services in Mexico, which has made it more difficult for us to attract and retain subscribers there.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers and to address the negative impact of Sprint's deactivation of its iDEN network in the U.S. on its subscribers, including by improving the capacity, coverage and quality of its WCDMA network and launching education and awareness campaigns, all of which are intended to help stabilize Nextel Mexico's business and improve market perceptions of the quality of its service so that it is positioned to deliver future growth.
Nextel Brazil began offering full voice and data services on its WCDMA network late in 2013, which reflects a delay from the service launch dates that we had originally planned. As a result, for most of 2013, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. Nextel Brazil's focus during the majority of 2013 was on retaining customers on its iDEN network, which resulted in lower average revenue per subscriber, as some customers migrated to lower rate plans. Also, Nextel Brazil experienced higher customer turnover because the more limited features and services available on its iDEN network made it difficult to retain its customers who were targeted by competitors' aggressive offers that included a wider range of services. We believe that Nextel Brazil's launch of services on its WCDMA network and its plans to expand the coverage of its service, including through the use of roaming under the agreement recently reached with Telefonica, will allow us to enhance our service offerings by expanding the areas in which customers using our WCDMA services in Brazil can access voice and data services and will improve Nextel Brazil's competitive position.
As we continue to expand our WCDMA networks in Brazil and Mexico, we are incurring incremental expenses, particularly related to cost of service. We believe that our planned deployment of these networks will enable us to offer new and differentiated services to a larger base of subscribers, but expect that our ability to attract customers and increase our operating revenues for services provided using the networks will be tied to our ability to change customer perceptions regarding the types and quality of services we offer and our ability to develop services and rate plans that differentiate us from our competition and meet our customers' needs. During 2013, when we had limited success in adding customers to our WCDMA networks due to the factors described above, the additional expenses related to building our WCDMA networks, combined with the impact of weaker average foreign currency exchange rates and lower average revenue per subscriber in local currency, led to an increase in our consolidated cost of revenues and general and administrative expenses as percentages of consolidated operating revenues compared to 2012. As a result, our operating loss increased $485.5 million from 2012 to 2013.
In 2013, our investments in consolidated capital expenditures were $882.9 million, which represents a 38% decrease from 2012. In 2014, we plan to continue to invest in the deployment of our WCDMA networks, with a particular focus on expanding those networks and improving results in our largest markets of Brazil and Mexico. We also plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico in 2014. Based on these plans, we currently expect our investments in capital expenditures in 2014, including our investments in our networks, to be lower than the levels of those investments in 2013.
We will also continue to support our operations in Argentina and Chile while exploring strategic options for these markets, such as partnerships, network sharing, and other service arrangements and asset sales to maximize the value of those businesses and generate additional liquidity. Consistent with this change in emphasis, in August 2013, we completed the sale of all of the outstanding equity interests of Nextel Peru to Entel.

1.	Operating revenues

As discussed above, the $970.6 million, or 17%, decrease in consolidated service and other revenues on a reported basis, and the 12% decrease on a constant currency basis, from 2012 to 2013 were primarily due to the decline in our consolidated subscriber base and a decrease in consolidated average revenue per subscriber in local currency caused by an increase in the number of subscribers on lower rate service plans in both Brazil and Mexico, adjustments to promotional offers in response to a more competitive environment in Brazil and retention credits offered to certain customers in Mexico. The decrease in consolidated service and other revenues on a reported basis also reflects weaker average foreign currency exchange rates in Brazil and Argentina, which were partially offset by a slightly stronger average foreign currency exchange rate in Mexico.

2.	Cost of revenues

Consolidated cost of revenues remained relatively stable on a reported basis from 2012 to 2013 despite the lower consolidated operating revenue levels primarily as a result of:

•
a $110.9 million, or 23%, increase in consolidated direct switch and transmitter and receiver site costs due to a 31% increase in the number of sites in service from December 31, 2012 to December 31, 2013 in connection with the deployment of our WCDMA networks in Brazil and Mexico; and

•
an $81.8 million, or 10%, increase in cost of handset and accessory sales resulting from a change in the mix of handsets in Brazil and Mexico toward higher-tier handsets and losses related to inventory obsolescence that Nextel Brazil and Nextel Mexico recognized in the second half of 2013.

These increases were partially offset by:

•
a $158.3 million, or 22%, decrease in consolidated interconnect costs related to lower interconnect minutes of use in Brazil and Mexico as a result of the reduction in our consolidated subscriber base and lower usage levels per subscriber, as well as a decline in mobile termination rates in Brazil;

•	a $66.7 million, or 32%, decrease in consolidated service and repair costs resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets; and

•	weaker average foreign currency exchange rates in Brazil and Argentina that were partially offset by slightly stronger foreign currency exchange rates in Mexico.

On a constant currency basis, consolidated cost of revenues increased 3% for 2013 compared to 2012.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 42% in 2012 to 50% in 2013 primarily as a result of an increase in direct switch and transmitter and receiver site costs, an increase in the cost of handset and accessory sales and the decline in operating revenues described above over the same period.

3.	Selling and marketing expenses

Significant factors contributing to the $116.4 million, or 16%, decrease in consolidated selling and marketing expenses on a reported basis in 2013 compared to 2012, and a 12% decrease on a constant currency basis, included a significant reduction in commissions generated through direct and indirect channels, mostly in Brazil and Mexico, and a $37.5 million, or 17%, decrease in consolidated advertising and other marketing expenses resulting from fewer advertising campaigns launched in 2013 compared to 2012.

4.	General and administrative expenses

The $137.8 million, or 10%, decrease in consolidated general and administrative expenses on a reported basis, and 4% on a constant currency basis, in 2013 compared to 2012 was primarily the result of a decrease in consulting and information technology costs at the corporate level and a decrease in revenue-based taxes in Brazil associated with a decline in Nextel Brazil's operating revenues.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 25% in 2012 to 27% in 2013 largely as a result of the decline in operating revenues over the same period.

5.	Provision for doubtful accounts

The $100.7 million, or 46%, decrease in the consolidated provision for doubtful accounts on a reported basis, and 42% decrease on a constant currency basis, in 2013 compared to 2012 is mostly attributable to changes made to Nextel Brazil's collection and retention policy and other processes in the fourth quarter of 2012 in connection with efforts to deactivate unprofitable customers. These changes resulted in an increase in the consolidated provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in 2013, which led to a lower consolidated provision for doubtful accounts in 2013.

6.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in 2013 primarily related to the following:

•
a non-cash asset impairment charge of $85.3 million related to the discontinuation of software previously developed for use in multiple markets to support our customer relationship management systems, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico;

•
a $39.9 million non-cash charge in connection with the restructuring of our outsourcing agreements with NSN reflecting the write-off of a portion of the base contractual fees that we had classified as a prepayment and that were being recognized over the life of the NSN agreements prior to their restructuring;

•
$32.4 million in restructuring charges, the majority of which was at the corporate level and in Mexico, related to the separation of employees and other restructuring activities in conjunction with actions taken to realign staffing and other resources;

•	$6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings; and

•	$5.9 million in charges incurred at the corporate level related to the discontinuation of the development of certain network features.

Consolidated impairment and restructuring charges recognized in 2012 primarily related to a $298.8 million non-cash impairment charge to reduce the carrying value of Nextel Chile's asset group to its fair value.

7.	Depreciation and amortization

The $48.8 million, or 8%, increase in consolidated depreciation and amortization on a reported basis, and the 13% increase on a constant currency basis, from 2012 to 2013 is principally the result of an increase in consolidated property, plant and equipment in service resulting from continued investments in our WCDMA networks.

8.	Interest expense, net

The $173.6 million, or 48%, increase in consolidated net interest expense on a reported basis, and the 51% increase on a constant currency basis, from 2012 to 2013 is largely related to interest incurred in connection with the issuance of $900.0 million in 11.375% senior notes in February and April 2013 and $700.0 million in 7.875% senior notes in May 2013, as well as lower capitalized interest.

9.	Foreign currency transaction losses, net

The $89.8 million, or 166%, increase in consolidated foreign currency losses from 2012 to 2013 is primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, partially offset by the slight appreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico's U.S. dollar-denominated net liabilities.

10.	Income tax provision

The $287.9 million, or 182%, increase in the consolidated income tax provision from 2012 to 2013 is primarily due to the $572.8 million valuation allowance established with respect to the deferred tax assets of certain Brazilian and Mexican subsidiaries, partially offset by a reduction in withholding taxes, tax benefits associated with various tax planning strategies in our foreign markets and a reduction in the income from continuing operations before income taxes of our foreign markets.
Segment Results
We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Nextel Chile's results are included in “Chile and Corporate.” A discussion of our segment results is provided below.

b.	Nextel Brazil

	Year Ended December 31, 2013	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2012	% of Nextel Brazil’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,109,363	96%	$2,756,167	95%	$(646,804)	(23)%	(15)%
Handset and accessory revenues	98,671	4%	146,183	5%	(47,512)	(33)%	(25)%
	2,208,034	100%	2,902,350	100%	(694,316)	(24)%	(16)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	767,908	35%	909,908	32%	(142,000)	(16)%	(7)%
Cost of handset and accessory sales	250,749	11%	210,294	7%	40,455	19%	24%
	1,018,657	46%	1,120,202	39%	(101,545)	(9)%	(1)%
Selling and marketing expenses	207,646	9%	262,620	9%	(54,974)	(21)%	(12)%
General and administrative expenses	593,074	27%	658,630	23%	(65,556)	(10)%	(1)%
Provision for doubtful accounts	77,528	4%	186,266	6%	(108,738)	(58)%	(55)%
Segment earnings	$311,129	14%	$674,632	23%	$(363,503)	(54)%	(46)%
Nextel Brazil contributed 46% of our consolidated operating revenues for 2013 compared to 51% in 2012, and comprised 42% of our total subscriber base at the end of 2013 compared to 40% at the end of 2012. Over the last two years, Nextel Brazil has operated in a competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. These competitive drivers and their impact on pricing were the key factors in the $694.3 million decline in Nextel Brazil's operating revenues from 2012 to 2013 despite the relative increase in the portion of our subscriber base in Brazil.
Nextel Brazil began offering full voice and data services on its WCDMA network late in 2013, which reflects a delay from the service launch dates that we had originally planned. As a result, for most of 2013, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. Nextel Brazil's focus during the majority of 2013 was on retaining customers on its iDEN network, which resulted in lower average revenue per subscriber, as some customers migrated to lower rate plans. Also, Nextel Brazil experienced higher customer turnover because the more limited features and services available on its iDEN network made it difficult to retain its customers who were targeted by competitors' aggressive offers that included a wider range of services. We believe that Nextel Brazil's launch of services on its WCDMA network and its plans to expand the coverage of its service, including through the use of roaming under the agreement recently reached with Telefonica, will allow us to enhance our service offerings by expanding the areas in which customers using our WCDMA services in Brazil can access voice and data services and will improve Nextel Brazil's competitive position.
Late in 2012, Nextel Brazil took steps to accelerate the deactivation of certain subscribers who were identified as being unprofitable, which resulted in about a 292,000 net subscriber loss during the fourth quarter of 2012. These steps included the implementation of changes to Nextel Brazil's collection and retention policy and other processes designed to accelerate the deactivation of certain subscribers who had not made timely payments for services. These measures helped to reduce Nextel Brazil's provision for doubtful accounts in 2013 compared to 2012.
During 2013, Nextel Brazil continued to invest in the development of its WCDMA network. As a result, Nextel Brazil incurred increased operating expenses, which partially offset a decline in other costs and led to a reduction in Nextel Brazil's segment earnings margin from 23% in 2012 to 14% in 2013. In addition, Nextel Brazil's capital expenditures were $461.5 million in 2013, which represented 52% of our consolidated capital expenditures, compared to 45% of our consolidated capital expenditures in 2012. We expect the incremental expenses relating to the deployment of the WCDMA network in Brazil to continue throughout 2014, but we do not expect a corresponding increase in operating revenues for services provided using the networks for some time.

The average value of the Brazilian real during 2013 depreciated relative to the U.S. dollar by 11% compared to the average rate that prevailed during the same period in 2012. As a result, the components of Nextel Brazil's results of operations for 2013, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of 2013 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $363.5 million, or 54%, on a reported basis, and 46% on a constant currency basis, in 2013 compared to 2012, as a result of the following:

1.	Operating revenues

The $646.8 million, or 23%, decrease in service and other revenues on a reported basis in 2013 compared to 2012 is primarily the result of lower average revenue per subscriber in local currency as described above and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's service and other revenues decreased 15% in 2013 compared to 2012.

2.	Cost of revenues

The $142.0 million, or 16%, decrease in cost of service on a reported basis from 2012 to 2013 is largely due to the $127.3 million, or 26%, decrease in interconnect costs related to a decrease in interconnect minutes of use and lower mobile termination rates, as well as a decrease in Nextel Brazil's service and repair costs caused primarily by the utilization of more refurbished handsets. The $40.5 million, or 19%, increase in cost of handset and accessory sales on a reported basis from 2012 to 2013 is largely related to a change in the mix of handsets toward higher-tier smartphones and other handsets, as well as losses related to inventory obsolescence.

On a constant currency basis, Nextel Brazil's total cost of revenues decreased 1% in 2013 compared to 2012. Despite these decreases, Nextel Brazil's cost of revenues increased as a percentage of operating revenues as a result of the more significant year-over-year decline in operating revenues described above and an increase in costs associated with the deployment of Nextel Brazil's WCDMA network.

In November 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. The transition rules also provide for a partial "bill and keep" settlement process that applies the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors, which has the effect of further reducing the mobile termination charges of the smaller operators. The benefit of this partial bill and keep settlement process, which only applies to services provided on our WCDMA network, declines as mobile termination rates in Brazil transition to a cost-based model. We expect these changes will reduce the cost to provide wireless services to our customers as we transition subscribers to our WCDMA network in Brazil and will allow us to offer unique pricing plans that we believe will be attractive to our current and potential customers.

3.	Selling and marketing expenses

The $55.0 million, or 21%, decrease in selling and marketing expenses on a reported basis, and 12% on a constant currency basis, in 2013 compared to 2012 is largely due to significantly lower advertising costs resulting from fewer advertising campaigns, as well as cost reduction initiatives in 2013 compared to 2012 and a decrease in direct and indirect commissions that resulted mostly from acquiring subscribers with lower average revenues.

4.	General and administrative expenses

The $65.6 million, or 10%, decrease in general and administrative expenses on a reported basis, and 1% on a constant currency basis, in 2013 compared to 2012 is principally due to a significant decrease in revenue-based taxes associated with the decline in operating revenues described above and other cost reduction initiatives.

5.	Provision for doubtful accounts

The $108.7 million, or 58%, decrease in provision for doubtful accounts on a reported basis, and 55% on a constant currency basis, in 2013 compared to 2012 is principally a result of the changes made to Nextel Brazil's collection and retention policy and other processes during the fourth quarter of 2012 in connection with the deactivation of unprofitable customers. These changes resulted in an increase in Nextel Brazil's provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in 2013.

c.	Nextel Mexico

	Year Ended December 31, 2013	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2012	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,832,737	98%	$2,033,255	96%	$(200,518)	(10)%	(13)%
Handset and accessory revenues	39,960	2%	76,318	4%	(36,358)	(48)%	(49)%
	1,872,697	100%	2,109,573	100%	(236,876)	(11)%	(14)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	484,367	26%	413,457	20%	70,910	17%	15%
Cost of handset and accessory sales	547,123	29%	504,962	24%	42,161	8%	5%
	1,031,490	55%	918,419	44%	113,071	12%	9%
Selling and marketing expenses	292,800	16%	299,022	14%	(6,222)	(2)%	(5)%
General and administrative expenses	344,345	18%	315,325	15%	29,020	9%	6%
Provision for doubtful accounts	24,166	1%	15,748	—	8,418	53%	49%
Segment earnings	$179,896	10%	$561,059	27%	$(381,163)	(68)%	(69)%
Nextel Mexico represented 39% of our consolidated operating revenues for 2013 compared to 37% for 2012, and comprised 34% of our total subscriber base at the end of 2013 compared to 40% at the end of 2012.
During the second half of 2013, Nextel Mexico experienced deteriorating financial and operational results due to a number of factors, including the economic and competitive environments in Mexico, the impact of Sprint’s deactivation of its iDEN-based network in the U.S. and our failure to address the impact of that event, as described in more detail below, and issues relating to the quality of the service on our WCDMA networks. As a result of these and other factors, Nextel Mexico's subscriber base decreased 16% from December 31, 2012 to December 31, 2013, and its operating revenues decreased 11% on a reported basis compared to 2012. From 2012 to 2013, Nextel Mexico's operating revenues decreased 14% on a constant currency basis.
Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by our failure to take sufficient actions to address the impact of that event on our customers and delays in the deployment and optimization of our WCDMA network. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, in part because the coverage and capacity of its WCDMA network was not sufficient to support the significant subscriber loading and migration of subscribers resulting from the deactivation of Sprint's iDEN network. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services in Mexico, which has made it more difficult for us to attract and retain subscribers there.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers and to address the negative impact of Sprint's deactivation of its iDEN network in the U.S. on its subscribers, including:

•	improving the capacity, coverage and quality of its WCDMA network;

•	launching new awareness campaigns to inform subscribers of the improvements to its WCDMA network;

•	educating subscribers on the impact of the network changes;

•	working to improve service along the border by entering into arrangements with U.S. carriers designed to enhance the ability of our customers to roam in the U.S.;

•	offering service plans designed to encourage our subscribers' migration to new WCDMA handsets;

•	offering our Prip service; and

•
cooperating with Sprint to implement improvements to the solutions that allow our WCDMA subscribers to use push-to-talk services to communicate with Sprint's customers who use push-to-talk service in the U.S.

While we believe that all of these actions will help to stabilize Nextel Mexico's business, differences in the nature and quality of the services that we are able to provide using our WCDMA network compared to services historically available on our iDEN network, particularly in the area near the border of Mexico and the U.S., as well as the continued negative perception of our services in Mexico, may continue to have a negative impact on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA network, which could result in further increases in subscriber deactivations.
The average value of the Mexican peso appreciated relative to the U.S. dollar by 3% during 2013 compared to the average value that prevailed in 2012. As a result, the components of Nextel Mexico's results of operations for 2013, after translation into U.S. dollars, reflect slightly higher revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not appreciated relative to the U.S. dollar.
As a result of the increase in operating expenses in connection with the deployment of our WCDMA network, including cost of service, general and administrative expenses and other factors described below, Nextel Mexico's segment earnings decreased $381.2 million, or 68%, on a reported basis, and 69% on a constant currency basis, in 2013 compared to 2012. Nextel Mexico's segment earnings margin declined from 27% in 2012 to 10% in 2013 as a result of the following:

1.	Operating revenues
The $200.5 million, or 10%, decrease in service and other revenues on a reported basis, and 13% on a constant currency basis, in 2013 compared to 2012 is primarily due to a decline in average revenue per subscriber on a local currency basis resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico, as well as the 16% reduction in Nextel Mexico's subscriber base from December 31, 2012 to December 31, 2013.

2.	Cost of revenues

The $70.9 million, or 17%, increase in cost of service on a reported basis, and 15% on a constant currency basis, in 2013 compared to 2012 is primarily the result of a $101.7 million, or 71%, increase in direct switch and transmitter and receiver site costs resulting from a significant increase in transmitter and receiver sites in service from December 31, 2012 to December 31, 2013 related to the deployment and expansion of Nextel Mexico's WCDMA network. These amounts were partially offset by a $26.4 million, or 16%, decrease in interconnect expenses related to a decline in interconnect minutes of use and a reduction in mobile termination rates. The increase in Nextel Mexico's cost of revenues was also partially due to a $42.2 million, or 8%, increase in cost of handset and accessory sales resulting from a change in the mix of handsets toward higher tier smartphones and other handsets and losses related to inventory obsolescence.

3.	General and administrative expenses

The $29.0 million, or 9%, increase in general and administrative expenses on a reported basis, and 6% on a constant currency basis, in 2013 compared to 2012 is primarily the result of higher information technology and customer care expenses.

d.	Nextel Argentina

	Year Ended December 31, 2013	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2012	% of Nextel Argentina’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$575,536	90%	$636,807	93%	$(61,271)	(10)%	9%
Handset and accessory revenues	60,912	10%	48,394	7%	12,518	26%	51%
	636,448	100%	685,201	100%	(48,753)	(7)%	12%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	140,390	22%	187,641	27%	(47,251)	(25)%	(15)%
Cost of handset and accessory sales	90,879	14%	79,563	12%	11,316	14%	16%
	231,269	36%	267,204	39%	(35,935)	(13)%	(5)%
Selling and marketing expenses	61,607	10%	68,754	10%	(7,147)	(10)%	8%
General and administrative expenses	154,388	24%	155,847	23%	(1,459)	(1)%	16%
Provision for doubtful accounts	9,766	2%	12,440	2%	(2,674)	(21)%	(5)%
Segment earnings	$179,418	28%	$180,956	26%	$(1,538)	(1)%	43%
Nextel Argentina comprised 13% of our consolidated operating revenues for 2013 compared to 12% for 2012, and represented 21% of our total subscriber base at the end of 2013 compared to 18% at the end of 2012. Nextel Argentina generated a segment earnings margin of 28% in 2013 compared to 26% in 2012. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by some of its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate in 2013 compared to 2012 as its customers were targeted by competitors’ aggressive offers.
The average value of the Argentine peso during 2013 depreciated relative to the U.S. dollar by 20% compared to the same period in 2012. As a result, the components of Nextel Argentina's results of operations for 2013 after translation into U.S. dollars reflect lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.
Nextel Argentina's segment earnings decreased $1.5 million, or 1%, on a reported basis in 2013 compared to 2012 primarily as the result of a $48.8 million, or 7%, decrease in operating revenues caused by the impact of the decrease in value of the Argentine peso compared to the U.S. dollar during 2013, partially offset by a corresponding $47.2 million decrease in operating expenses that was also driven primarily by the decrease in value of the Argentine peso. On a constant currency basis, Nextel Argentina's segment earnings increased 43% in 2013 compared to 2012, primarily as a result of a 15% increase in Nextel Argentina's subscriber base from 2012 to 2013.

e.	Chile and Corporate

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$59,839	$43,426	$16,413	38%
Handset and accessory revenues	15,952	9,533	6,419	67%
	75,791	52,959	22,832	43%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	80,180	64,784	15,396	24%
Cost of handset and accessory sales	39,693	37,466	2,227	6%
	119,873	102,250	17,623	17%
Selling and marketing expenses	52,006	100,081	(48,075)	(48)%
General and administrative expenses	215,851	320,383	(104,532)	(33)%
Provision for doubtful accounts	5,159	2,861	2,298	80%
Segment losses	$(317,098)	$(472,616)	$155,518	(33)%
Although we determined that Nextel Chile was a reportable segment based on the segment reporting thresholds, this "Chile and Corporate" discussion includes our Chilean operations and our corporate operations in the U.S. For 2013 and 2012, the operating revenues and cost of revenues included in this discussion primarily represent the results of operations reported by Nextel Chile. During 2012, we began offering services on a WCDMA network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers.
Segment losses decreased $155.5 million, or 33%, in 2013 compared to 2012 primarily due to a $104.5 million, or 33%, decrease in general and administrative expenses. This decrease in general and administrative expenses was largely the result of a $32.4 million, or 24%, decrease in consulting and other outside service costs at the corporate level, a $35.3 million, or 55%, decrease in information technology costs at the corporate level, a decrease in payroll expenses in both Chile and at the corporate level, and a decrease in stock-based compensation at the corporate level.

2.	Year Ended December 31, 2012 vs. Year Ended December 31, 2011

a.	Consolidated

	Year Ended December 31, 2012	% of Consolidated Operating Revenues	Year Ended December 31, 2011	% of Consolidated Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$5,465,120	95%	$6,081,577	95%	$(616,457)	(10)%	1%
Handset and accessory revenues	278,002	5%	299,240	5%	(21,238)	(7)%	8%
	5,743,122	100%	6,380,817	100%	(637,695)	(10)%	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,574,327	28%	1,681,692	27%	(107,365)	(6)%	3%
Cost of handset and accessory sales	829,859	14%	784,072	12%	45,787	6%	10%
	2,404,186	42%	2,465,764	39%	(61,578)	(2)%	6%
Selling and marketing expenses	730,469	13%	795,728	12%	(65,259)	(8)%	1%
General and administrative expenses	1,437,219	25%	1,405,374	23%	31,845	2%	11%
Provision for doubtful accounts	217,315	3%	159,201	2%	58,114	37%	57%
Impairment and restructuring charges	329,767	6%	—	—	329,767	NM	NM
Depreciation and amortization	649,545	11%	588,164	9%	61,381	10%	23%
Operating (loss) income	(25,379)	—	966,586	15%	(991,965)	(103)%	(103)%
Interest expense, net	(365,521)	(6)%	(311,735)	(4)%	(53,786)	17%	22%
Interest income	33,862	—	34,096	1%	(234)	(1)	11%
Foreign currency transaction losses, net	(53,957)	(1)%	(37,297)	(1)%	(16,660)	45%	77%
Other expense, net	(28,340)	(1)%	(37,750)	(1)%	9,410	(25)%	(18)%
(Loss) income from continuing operations before income tax provision	(439,335)	(8)%	613,900	10%	(1,053,235)	(172)%	(183)%
Income tax provision	(158,144)	(2)%	(351,206)	(6)%	193,062	(55)%	(52)%
Net (loss) income from continuing operations	(597,479)	(10)%	262,694	4%	(860,173)	NM	NM
Loss from discontinued operations, net of income taxes	(167,770)	(3)%	(37,498)	(1)%	(130,272)	NM	NM
Net (loss) income	$(765,249)	(13)%	$225,196	3%	$(990,445)	NM	NM
_______________________________________
NM-Not Meaningful
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

1.	Operating revenues

The $616.5 million, or 10%, decrease in consolidated service and other revenues on a reported basis from 2011 to 2012 was due to weaker average foreign currency exchange rates.

On a constant currency basis, consolidated operating revenues increased by 1% from 2011 to 2012 as a result of additional revenues generated from a 5% increase in our consolidated ending subscriber base, partially offset by a decrease in average revenue per subscriber due to an increase in the number of subscribers on lower rate service plans, as well as adjustments to commercial offers in response to a more competitive environment and customer retention efforts in Brazil.

2.	Cost of revenues

Consolidated cost of service decreased $107.4 million, or 6%, in 2012 compared to 2011 as a result of a $121.0 million, or 14%, decrease in consolidated interconnect costs related to weaker average foreign currency exchange rates, reductions in mobile termination rates in Mexico and Brazil and a $44.9 million, or 18%, decrease in consolidated service and repair costs resulting from weaker average foreign currency exchange rates, the utilization of more refurbished handsets and a lower number of overall repaired handsets. This decrease was also partially attributable to a $27.1 million refund of excess fees recognized by Nextel Mexico in the third quarter of 2012 due to the government's delay in granting us spectrum license renewals. These decreases were partially offset by a $53.5 million, or 12%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 21% increase in consolidated transmitter and receiver sites in service from December 31, 2011 to December 31, 2012 as a result of the deployment of our WCDMA networks.

Consolidated cost of handset and accessory sales increased $45.8 million, or 6%, from 2011 to 2012 resulting from higher handset subsidies and, to a lesser extent, an increase in handset sales to new subscribers.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 39% in 2011 to 42% in 2012 primarily as a result of the decline in operating revenues over the same period, as well as higher direct switch and transmitter and receiver site costs resulting from the deployment of our WCMDA-based networks described above.

3.	Selling and marketing expenses

Significant factors contributing to the $65.3 million, or 8%, decrease in consolidated selling and marketing expenses in 2012 compared to 2011 included a $40.1 million, or 19%, decrease in consolidated advertising costs, primarily in Brazil, resulting from fewer advertising campaigns launched in 2012 compared to 2011 and a $31.8 million, or 14%, decrease in consolidated indirect commissions, primarily in Brazil, resulting mostly from lower commissions per gross subscriber addition. These decreases were partially offset by an increase in consolidated direct commissions and payroll expenses.

4.	General and administrative expenses

The $31.8 million, or 2%, increase in consolidated general and administrative expenses from 2011 to 2012 was primarily attributable to an increase in consolidated customer care expenses necessary to support a larger subscriber base and an increase in information technology expenses, principally related to the development and deployment of systems to support our WCDMA networks and other related technology initiatives. Each of these increases was partially offset by weaker average foreign currency exchange rates.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 23% in 2011 to 25% in 2012 primarily as a result of the decline in operating revenues over the same period described above, while consolidated customer care and information technology expenses increased.

5.	Provision for doubtful accounts

The $58.1 million, or 37%, increase in the consolidated provision for doubtful accounts is largely related to changes made to Nextel Brazil's credit policy and other processes in connection with efforts to deactivate unprofitable customers during the fourth quarter of 2012, as well as lower collection rates in Brazil throughout 2012 resulting from an increase in the number of customers with weaker credit profiles and whose credit histories were less established.

6.	Impairment and restructuring charges

The $329.8 million impairment and restructuring charge primarily relates to the $298.8 million non-cash asset impairment charge we recognized in December 2012 to reduce the carrying amount of Nextel Chile's assets to their fair value described above.

7.	Depreciation and amortization

The $61.4 million, or 10%, increase in consolidated depreciation and amortization from 2011 to 2012 is the result of an increase in consolidated property, plant and equipment in service resulting from investments in our new WCDMA networks, as well as from investments in our iDEN networks to increase capacity in order to meet the needs of our growing subscriber base.

8.	Interest expense, net

The $53.8 million, or 17%, increase in consolidated net interest expense from 2011 to 2012 is primarily related to higher interest incurred in connection with the issuance of an additional $700.0 million in 7.625% senior notes in December 2011, as well as higher interest incurred under certain of our bank loans in Brazil. These increases were partially offset by higher consolidated capitalized interest related to the construction of our WCDMA networks, primarily in Brazil, and a reduction in interest in connection with the maturity of our 3.125% convertible notes in June 2012.

9.	Income tax provision

The $193.1 million, or 55%, decrease in the consolidated income tax provision from 2011 to 2012 is primarily due to a significant decrease in the pre-tax book income in Brazil and Mexico, partially offset by an increase in the pre-tax book losses incurred in the U.S., Chile and certain holding companies for which no tax benefit can be recorded.
Segment Results
We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Nextel Chile's results are included in “Chile and Corporate.” A discussion of our segment results is provided below.

b.	Nextel Brazil

	Year Ended December 31, 2012	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2011	% of Nextel Brazil’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,756,167	95%	$3,293,921	95%	$(537,754)	(16)%	(2)%
Handset and accessory revenues	146,183	5%	162,837	5%	(16,654)	(10)%	5%
	2,902,350	100%	3,456,758	100%	(554,408)	(16)%	(2)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	909,908	32%	1,024,685	30%	(114,777)	(11)%	1%
Cost of handset and accessory sales	210,294	7%	254,767	7%	(44,473)	(17)%	(16)%
	1,120,202	39%	1,279,452	37%	(159,250)	(12)%	(2)%
Selling and marketing expenses	262,620	9%	365,791	11%	(103,171)	(28)%	(17)%
General and administrative expenses	658,630	23%	630,439	18%	28,191	4%	22%
Provision for doubtful accounts	186,266	6%	133,779	4%	52,487	39%	63%
Segment earnings	$674,632	23%	$1,047,297	30%	$(372,665)	(36)%	(20)%
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
Nextel Brazil’s segment earnings decreased $372.7 million, or 36%, on a reported basis, and 20% on a constant currency basis, in 2012 compared to 2011, as a result of the following:

1.	Operating revenues

The $537.8 million, or 16%, decrease in service and other revenues from 2011 to 2012 is primarily the result of weaker foreign currency exchange rates and lower average revenue per subscriber resulting from adjustments to commercial offers, migrations to lower rate service plans and increased retention expenses in response to the competitive environment in Brazil. On a constant currency basis, Nextel Brazil's total operating revenues decreased 2% from 2011 to 2012.

2.	Cost of revenues

The $114.8 million, or 11%, decrease in cost of service from 2011 to 2012 is largely due to an $88.6 million, or 15%, decrease in interconnect costs related to lower mobile termination rates in 2012 compared to 2011, a decrease in service and repair costs caused by the utilization of more refurbished handsets in 2012 compared to 2011 and weaker foreign currency exchange rates. In addition, in November 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. We expect these changes will reduce the cost to provide wireless services to our customers over time as we transition subscribers to our new WCDMA network in Brazil.

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

The $28.2 million, or 4%, increase in general and administrative expenses from 2011 to 2012 is principally the result of an increase in customer care expenses due to an increase in customer care personnel, as well as an increase in information technology costs principally related to the development and deployment of systems to support our new WCDMA network in Brazil.

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

c.	Nextel Mexico

	Year Ended December 31, 2012	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2011	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,033,255	96%	$2,165,575	96%	$(132,320)	(6)%	—
Handset and accessory revenues	76,318	4%	83,872	4%	(7,554)	(9)%	(3)%
	2,109,573	100%	2,249,447	100%	(139,874)	(6)%	—
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	413,457	20%	435,964	19%	(22,507)	(5)%	(1)%
Cost of handset and accessory sales	504,962	24%	436,246	20%	68,716	16%	23%
	918,419	44%	872,210	39%	46,209	5%	11%
Selling and marketing expenses	299,022	14%	287,519	13%	11,503	4%	10%
General and administrative expenses	315,325	15%	325,228	14%	(9,903)	(3)%	2%
Provision for doubtful accounts	15,748	—	17,243	1%	(1,495)	(9)%	(3)%
Segment earnings	$561,059	27%	$747,247	33%	$(186,188)	(25)%	(19)%
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
Nextel Mexico’s segment earnings decreased $186.2 million, or 25%, on a reported basis, and 19% on a constant currency basis, in 2012 compared to 2011, as a result of the following:

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

d.	Nextel Argentina

	Year Ended December 31, 2012	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2011	% of Nextel Argentina’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$636,807	93%	$596,566	92%	$40,241	7%	18%
Handset and accessory revenues	48,394	7%	52,360	8%	(3,966)	(8)%	2%
	685,201	100%	648,926	100%	36,275	6%	16%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	187,641	27%	186,744	29%	897	—	7%
Cost of handset and accessory sales	79,563	12%	88,060	13%	(8,497)	(10)%	(9)%
	267,204	39%	274,804	42%	(7,600)	(3)%	2%
Selling and marketing expenses	68,754	10%	64,332	10%	4,422	7%	17%
General and administrative expenses	155,847	23%	134,492	21%	21,355	16%	27%
Provision for doubtful accounts	12,440	2%	6,508	1%	5,932	91%	111%
Segment earnings	$180,956	26%	$168,790	26%	$12,166	7%	29%
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
Nextel Argentina's segment earnings increased $12.2 million, or 7%, on a reported basis, and 29% on a constant currency basis, in 2012 compared to 2011, primarily as a result of the following:

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

e.	Chile and Corporate

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$43,426	$30,005	$13,421	45%
Handset and accessory revenues	9,533	171	9,362	NM
	52,959	30,176	22,783	76%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	64,784	35,717	29,067	81%
Cost of handset and accessory sales	37,466	4,999	32,467	NM
	102,250	40,716	61,534	151%
Selling and marketing expenses	100,081	78,113	21,968	28%
General and administrative expenses	320,383	329,618	(9,235)	(3)%
Provision for doubtful accounts	2,861	1,671	1,190	71%
Segment losses	$(472,616)	$(419,942)	$(52,674)	13%
_______________________________________
NM-Not Meaningful
The "Chile and Corporate" segment includes Nextel Chile and our corporate operations in the U.S. Chile and Corporate operating revenues and cost of revenues primarily represent the results of operations reported by Nextel Chile.
Segment losses increased in 2012 compared to 2011 primarily due to:

•
a $61.5 million, or 151%, increase in cost of revenues, primarily as a result of higher handset and accessory costs in connection with the launch of Nextel Chile's WCDMA-based services, and higher direct switch and transmitter and receiver site costs resulting from a 54% increase in transmitter and receiver sites in service in Chile from December 31, 2011 to December 31, 2012; and

•
a $22.0 million, or 28%, increase in selling and marketing expenses from 2011 to 2012 primarily resulting from higher commissions and payroll expenses due to an increase in gross subscriber additions by Nextel Chile's sales personnel and higher advertising costs in Chile in connection with service offerings on its WCDMA network.

These segment losses were partially offset by a $22.8 million, or 76%, increase in operating revenues primarily resulting from additional revenues generated from Nextel Chile's larger subscriber base.

C.	Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of December 31, 2013, we had working capital, which is defined as total current assets less total current liabilities, of $1,461.6 million, a $113.4 million decrease compared to working capital of $1,575.0 million as of December 31, 2012. As of December 31, 2013, our working capital included $1,733.8 million in cash and cash equivalents, of which $475.7 million was held in currencies other than U.S. dollars, with 67% of that amount held in Mexican pesos and 31% of that amount held in Argentine pesos. As of December 31, 2013, our working capital also included $585.8 million in short-term investments. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

Our current sources of funding include our cash, cash equivalent and short-term investment balances, up to $221.4 million available under our equipment financing facilities in Brazil and Mexico and anticipated future cash flows from our operations.

Cash Flows

	Year Ended December 31,			Change from 2012 to 2013	Change from 2011 to 2012
	2013	2012	2011
	(in thousands)
Cash and cash equivalents, beginning of year	$1,371,173	$2,310,659	$1,703,977	$(939,486)	$606,682
Net cash (used in) provided by operating activities	(192,451)	353,183	982,391	(545,634)	(629,208)
Net cash used in investing activities	(177,612)	(1,055,160)	(910,283)	877,548	(144,877)
Net cash provided by (used in) financing activities	776,591	(238,295)	525,003	1,014,886	(763,298)
Effect of exchange rate changes on cash and cash equivalents	(56,236)	844	(41,693)	(57,080)	42,537
Change in cash and cash equivalents held for sale	12,318	(58)	51,264	12,376	(51,322)
Cash and cash equivalents, end of year	$1,733,783	$1,371,173	$2,310,659	$362,610	$(939,486)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $192.5 million of cash in our operating activities during 2013, a $545.6 million, or 154%, change from the net cash provided by operating activities in 2012, primarily due to increased operating losses and higher interest expense related to the senior notes we issued in 2013. Our operating activities provided us with $353.2 million of cash during 2012, a $629.2 million, or 64%, decrease from 2011, primarily due to a significant decrease in operating income in 2012 compared to 2011.

We used $177.6 million of cash in our investing activities during 2013, a $877.5 million, or 83%, decrease from 2012, driven by $721.4 million in proceeds received from the sale of towers in Brazil and Mexico in 2013, $355.5 million in proceeds from the sale of Nextel Peru, which excludes $50.0 million of cash received and held in escrow on our behalf in connection with this sale, a $377.6 million decrease in cash capital expenditures due to lower investments in our iDEN and WCDMA networks and a $129.1 million increase in proceeds from the sales of short-term investments, partially offset by a $681.6 million increase in purchases of investments.

We used $1,055.2 million of cash in our investing activities during 2012, a $144.9 million, or 16% increase from 2011, driven by $1,042.5 million in cash capital expenditures, partially offset by $134.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.

Our financing activities provided us with $776.6 million of cash during 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, which we used to repay our bank loan in Mexico, certain bank loans in Brazil and all of our import financing facilities in Brazil. We also used $150.0 million to repay our equipment financing facility in Chile.

We used $238.3 million of cash in our financing activities during 2012, primarily due to the principal repayment of $97.4 million under our syndicated loan facility in Brazil, and the repayment of $212.8 million face amount of our 3.125% convertible notes in the U.S., partially offset by $212.8 million in borrowings under a Brazilian real-denominated loan agreement.

Our financing activities provided us with $525.0 million of cash during 2011, including $1,439.5 million in gross proceeds that we received from the issuance of our 7.625% senior notes and $693.0 million in borrowings from two Brazilian banks that we used to repay the remainder of the original spectrum license financing with the Brazilian telecommunications regulator, partially offset by the purchase of $890.2 million face amount of our 3.125% convertible notes, the repayment of $683.9 million under our Brazil spectrum license financing, the principal repayment of $237.8 million under our syndicated loan facilities in Mexico and Brazil and debt financing costs related to our 7.625% senior notes.

D.	Future Capital Needs and Resources
Our business strategy contemplates the continued expansion of our WCDMA networks and the maintenance and operation of our iDEN networks. Consistent with this strategy, we currently offer services on our WCDMA networks in Brazil, Mexico and Chile and continue to provide services on our iDEN networks in all of our markets. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico. In Brazil, we are currently offering services supported by our WCDMA network in over 250 cities, including cities in and around Sao Paulo and Rio de Janeiro.
Our current spectrum holdings are sufficient to enable us to deploy networks that utilize LTE technology in certain areas in Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and

Mexico in 2014. We will also continue to expand the coverage and quality of our WCDMA networks in Brazil and Mexico in 2014 in addition to using the roaming arrangements under the agreements we recently reached with Telefonica to supplement the coverage of our services, particularly in Brazil, where our coverage is not yet comparable to that of our iDEN network.
While we intend to reduce our investment in capital expenditures for 2014, including our investments in our networks, below the $882.9 million we invested in 2013, we plan to maintain a significant level of capital expenditures in order to continue to pursue our business plans. Additionally, based on our current level of debt, we need to pay cash interest in excess of $550.0 million annually, which includes interest related to our sale of towers in Brazil and Mexico in 2013.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Brazil and Mexico, cash flows generated by our operating companies and external financial sources.
Our ability to generate sufficient net cash from our operating activities in the future is dependent upon, among other things:

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

Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included:

•	the impact of Sprint's decision to deactivate its iDEN network in the U.S.;

•	the depreciation of local currencies;

•
the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected; and

•	the increased costs to support those networks.

These factors had a significant negative impact on our results during the second half of 2013, and as a result, we ended 2013 with a significantly smaller subscriber and revenue base than we had previously expected. We plan to use our available funding to finance our current business plan; however, with a smaller subscriber base in Mexico and Brazil, absent changes to our outlook, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations through 2015. See “— Future Outlook, Liquidity Plans and Going Concern.” In addition, due to our recent and projected results of operations and other factors, our access to the capital markets is likely to be limited or nonexistent. See “Item 1A. Risk Factors — 5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations.”
Financing and Other Fundraising Activities.  Over the last several years, we have been pursuing various alternatives to generate funding for our business, including U.S. capital market transactions, equipment financing and local bank financing, asset sales and sale/leaseback arrangements relation to our transmitter sites, to provide funding to support our planned deployment of new WCDMA networks, to pay for cash taxes and working capital and to meet our scheduled debt service obligations.
The following is a summary of the significant financing transactions we have executed over this time period.
In March 2011 and December 2011, we issued senior notes with aggregate principal amounts due at maturity of $750.0 million and $700.0 million, respectively, for total cash proceeds of $1,424.9 million, after deducting original issue and underwriting discounts, commissions and offering expenses. The notes, which were issued by NII Capital Corp., a subsidiary of NII Holdings, are guaranteed by NII Holdings and certain of its subsidiaries and bear interest at a rate of 7.625% per year, which is payable semi-annually in arrears on April 1 and October 1. The notes will mature on April 1, 2021 when the entire principal amount of $1,450.0 million will be due.

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
In December 2011, Nextel Brazil borrowed funds from two Brazilian banks and utilized the proceeds of those borrowings to repay the remaining unpaid purchase price relating to the spectrum acquired in Brazil. Both of the loans from the Brazilian banks are denominated in Brazilian reais. In the first of the two spectrum financing transactions, we issued the equivalent of $351.8 million in obligations that are required to be repaid semi-annually over a five-year period. We repaid all amounts outstanding under this spectrum financing transaction in the second quarter of 2013 utilizing the proceeds from the issuance of our 7.875% senior notes in May 2013. In the second transaction, we issued the equivalent of $341.2 million in obligations that are required to be repaid quarterly over a seven-year period. Principal of the borrowings under the second transaction is payable beginning in March 2014. Borrowings under the second transaction mature on December 8, 2018.
In July 2011, Nextel Mexico entered into a $375.0 million U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico will finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network in Mexico. This financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2013, Nextel Mexico had borrowed $300.8 million under this facility.
In December 2011, Nextel Mexico entered into a Mexican peso-denominated term loan facility providing for borrowings of up to an equivalent of $300.0 million with three Mexican banks. We repaid all amounts outstanding under this term loan facility in the second quarter of 2013 utilizing the proceeds from the issuance of our 7.875% senior notes in May 2013.
In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network in Brazil. This financing has a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2015. As of December 31, 2013, Nextel Brazil had borrowed $352.7 million under this facility.
In October 2012, Nextel Brazil entered into a Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million for general corporate purposes. Borrowings under this loan agreement have a three-year borrowing period, a two-year repayment term beginning in 2015 and a final maturity of October 2017.
In February 2013, we issued $750.0 million aggregate principal amount of 11.375% senior notes and received net cash proceeds of approximately $733.5 million, after deducting commissions and offering expenses. In April 2013, we issued an additional $150.0 million aggregate principal amount of the 11.375% notes at a premium with an issue price of 107.25% of the principal amount of the notes plus accrued interest from February 19, 2013. In connection with this transaction, we received net cash proceeds of $159.8 million, after deducting commissions and offering costs. The 11.375% notes, which were issued by NIIT, an indirect subsidiary of NII Holdings, are guaranteed by NII Holdings and bear interest at a rate of 11.375% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013. The 11.375% notes will mature on August 15, 2019 when the entire principal amount of $750.0 million will become due.
In May 2013, we issued $700.0 million aggregate principal amount of 7.875% senior notes, for which we received $691.7 million in net cash proceeds, after deducting $8.3 million of initial purchasers' discounts, commissions and offering costs. The 7.875% notes, which were issued by NIIT, an indirect subsidiary of NII Holdings, are guaranteed by NII Holdings. The notes bear interest at a rate of 7.875% per year, which is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2013, and will mature on August 15, 2019 when the entire principal amount of $700.0 million will become due. In addition, both the 11.375% notes and the 7.875% notes include a covenant that should we be unable to refinance or repay our existing 10.0% senior notes due August 15, 2016 on or before May 15, 2016, we will be required to make an offer to repurchase the 11.375% and the 7.875% notes at par.
In August 2013, we, together with our wholly owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly owned subsidiary Nextel Peru to Entel for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims.
In August 2013, Nextel Brazil and Nextel Mexico agreed to sell 2,790 and 1,666 transmitter and receiver sites, respectively, to American Tower Corporation, or American Tower, in two separate transactions for total estimated proceeds based on foreign currency exchange rates at the time of $432.3 million and $391.2 million, respectively, subject to certain adjustments, including adjustments based on the actual number of transmitter and receiver sites sold. In November 2013, Nextel Mexico sold 1,483 transmitter and receiver sites to American Tower for proceeds based on foreign currency exchange rates at the time of $374.3 million. In December 2013, Nextel Brazil sold 1,940 transmitter and receiver sites to American Tower for proceeds based on foreign currency exchange rates at the time of $348.0 million. Once the applicable closing conditions are met, we expect to complete the sale of some or all of the remaining transmitter and receiver sites in Brazil and Mexico that were agreed to be sold.
We have also entered into a number of less significant local financing arrangements, including various other financings in Brazil.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing networks;

•	operating expenses and capital expenditures relating to the planned deployment of LTE-based networks;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees and the repayment of financing incurred in connection with spectrum purchases;

•	debt service requirements and obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2013. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Senior notes (1)	$392,438	$1,584,875	$624,875	$4,028,281	$6,630,469
2013 sale of towers (2)	109,887	226,410	235,557	2,458,376	3,030,230
Purchase obligations (3)	1,467,878	721,435	353,568	100,250	2,643,131
Spectrum fees (4)	130,363	260,343	257,862	1,250,645	1,899,213
Operating leases (5)	294,307	550,465	478,199	429,900	1,752,871
Capital leases and tower financing obligations (6)	114,017	227,293	197,991	388,373	927,674
Equipment financing (7)	36,546	181,582	198,953	328,279	745,360
Bank loans (8)	102,239	301,923	185,222	2	589,386
Other long-term obligations (9)	10,936	18,055	11,032	484,818	524,841
Total contractual commitments	$2,658,611	$4,072,381	$2,543,259	$9,468,924	$18,743,175
_______________________________________

(1)	These amounts include estimated principal and interest payments over the full term of the obligation, assuming the current payment schedule.

(2)	These amounts represent future minimum payments in connection with our sale of towers in Brazil and Mexico in 2013.

(3)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(4)	These amounts are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)
These amounts represent principal and interest payments due under our co-location agreements, our tower financing arrangements and our corporate aircraft lease. The amounts related to our aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our corporate aircraft.

(7)
These amounts include loan agreements with the China Development Bank in Brazil and Mexico to finance infrastructure equipment and assist in the deployment of the WCDMA networks in these markets. As of December 31, 2013, the aggregate amount that remains available for borrowing under these loan agreements in Brazil and Mexico is $221.4 million.

(8)	These amounts represent principal and interest payments associated with certain banks loans in Brazil.

(9)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $882.9 million for 2013, $1,421.1 million for 2012 and $1,344.7 million for 2011. Our business strategy contemplates the continued expansion of our WCDMA networks and the continued maintenance and operation of our iDEN networks, but we intend to reduce our investment in capital expenditures, including our investments in our networks, below the $882.9 million we invested in 2013.
Because of our recent and projected results of operations, non-investment grade credit rating, the going concern statement in the report of our independent registered public accounting firm, restrictions in our current debt and/or general conditions in the financial and credit markets, our access to the capital markets may be limited or nonexistent. As a result, we will likely need to fund our capital spending for our existing and future network using the most effective combination of cash on hand, cash from the sale or maturity of our short-term investments, borrowings under equipment financing facilities, including our financing facilities in Brazil and Mexico, and proceeds from asset sales. We may also consider entering into strategic relationships with third parties that will provide additional funding to support our business plans. Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to deploy our WCDMA networks and our planned LTE-based networks;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

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
Our future capital expenditures may also be affected by future technology improvements, technology choices and our available capital.
Future Outlook, Liquidity Plans and Going Concern.  As of December 31, 2013, our current sources of funding include $1,733.8 million in cash and cash equivalents, $585.8 million in short-term investments and $221.4 million in additional availability under our existing equipment financing facilities. Approximately $168.0 million in cash and cash equivalents was held by Nextel Argentina and remains subject to Argentina’s foreign currency controls.

Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included:

•	the impact of Sprint's deactivation of its iDEN network in the U.S.;

•	the depreciation of local currencies;

•
the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected; and

•	the increased costs to support our WCDMA networks.

In particular, Sprint’s deactivation of its iDEN network in the U.S., combined with competitive pressures and delays in our deployment and optimization of our WCDMA network in Mexico, resulted in a significant loss of subscribers on our iDEN network that we were unable to offset with new subscribers on our WCDMA network. This subscriber loss resulted in a significant decline in subscribers and a reduction in operating revenues and operating cash flows in Mexico during the second half of 2013. We currently expect this trend in Mexico to continue into 2014 as iDEN subscriber losses continue to outpace our ability to attract customers to our new network. In addition, negative market perceptions of our WCDMA service in Mexico developed in late 2013 due primarily to Sprint’s deactivation of its iDEN network and delays in effectively deploying and optimizing our WCDMA networks to meet the needs of customers who were seeking to replace the iDEN services that no longer met their needs, particularly in the border area with the U.S. These negative perceptions, if they persist, could further hinder our ability to attract the level of customers to our new network that we had previously anticipated. Similarly, delays in the deployment and optimization of our WCDMA network in Brazil made it difficult to proceed with our scheduled launches of WCDMA services in that market. As a result, we proceeded with launches of full voice and data services in Brazil late in 2013, which led to subscriber and revenue growth rates that were significantly lower than originally anticipated.

These factors had a significant negative impact on our results during the second half of 2013, and as a result, we ended 2013 with a significantly smaller subscriber and revenue base than we had previously expected. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, with a smaller subscriber base in Mexico and Brazil, absent changes to our outlook, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations through 2015. These conditions, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our current debt obligations in 2014 as more fully discussed below, raise substantial doubt about our ability to continue as a going concern under the applicable authoritative literature.
Moreover, because of the combined impact of our recent and projected results of operations, our non-investment grade credit rating, the inclusion of the going concern statement in the report of our independent registered public accounting firm, restrictions in our current debt and/or general conditions in the financial and credit markets, if available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Additionally, the urgency of a capital-raising transaction may require us to pursue funding at an inopportune time. We may not be successful in obtaining capital for these or other reasons. If we fail to obtain suitable financing when it is required, it could, among other things, negatively impact our results of operations and liquidity, result in our inability to implement our current or future business plans, and prevent us from meeting our debt service obligations.
Taking the foregoing circumstances into account, and assuming that we are not required to repay the outstanding debt under our operating company financing agreements prior to their scheduled maturity dates as described below, we believe our current sources of funding will be adequate to allow us to execute our business plan and meet our obligations through 2014, but that we will likely not have sufficient funding to do so throughout 2015. To meet our funding needs in 2014, we expect operating cash flows to improve in the second half of 2014, and we intend to reduce our investment in capital expenditures, including our investments in our networks, below the $882.9 million we invested in 2013. Our current business plan assumes that customers will find our services attractive and that we will be able to expand our subscriber base on our WCDMA network in Brazil. We also assume that in 2014 we will be able to stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will be correct.
In making the assessment of our funding needs under our current business plans and the adequacy of our current sources of funding for 2014, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	expected cash flows from our operations;

•	expected cash from the closing of the sale of the remaining transmitter and receiver sites in Brazil and Mexico to American Tower;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•
the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our deployment of WCDMA networks and our planned deployment of LTE-based networks in certain markets;

•	our scheduled debt service and other contractual obligations; and

•	cash income and other taxes.
 In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if our plans change;

•	if we are not able to comply with certain financial covenants in our existing debt obligations (see "Maintenance Covenants Under Financing Agreements")

•
if we decide to expand into new markets or expand our geographic coverage or network capacity in our existing markets beyond our current plans, as a result of the construction of additional portions of our networks or the acquisition of competitors or others;

•	if currency values in our markets depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in any of our markets change;

•	if competitive practices in the mobile wireless telecommunications industry in our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

In light of the liquidity issues we face, we continue to assess our ability to significantly improve our operating cash flows and are considering a number of options to do so, including:

•	reducing or delaying our investments in capital expenditures, including scaling back our network development and deployment efforts;

•	reducing the scope of our operations in one or more markets that we currently serve;

•	selling assets or operations;

•	restructuring, reorganizing or refinancing all or a portion of our existing debt obligations, including modifying the terms of those obligations to reduce or delay our debt service requirements;

•	seeking additional equity capital or borrowing additional funds;

•	creating partnerships or alliances; or

•	selling our company.

Some of these actions could have the effect of increasing our debt, negatively impacting the quality of our customer service or customer confidence in our ability to provide products and services, reducing our ability to raise additional capital, and further delaying our ability to operate profitability and generate operating cash flows. These actions could also have a significant adverse impact on the value of our business and the value of our outstanding debt and equity securities. There can be no assurance that any of these potential actions could, if necessary, be implemented on commercially reasonable terms, or at all, or that they would alone or in combination with other actions adequately preserve our liquidity or enable us to meet our ongoing funding requirements, including our debt service obligations. In addition, if we are able to and do incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

As part of our current assessment or assessments in the future, if we believe we will be unable to significantly improve our cash flow from operations or implement measures to enable us to continue to satisfy our obligations, we may voluntarily commence reorganization proceedings, which could mean that debt and equity holders could lose all or part of their investment.

Maintenance Covenants Under Financing Agreements. The negative impact of the factors discussed above on our results of operations may also adversely affect our ability to comply with certain financial covenants in our existing debt obligations. Specifically, based on our current business plan projections, it is likely that we will be unable to satisfy one or more of the financial covenants currently included in the equipment financing arrangements for Nextel Brazil and Nextel Mexico in 2014. In addition, based on our current business plan projections, it is likely that we will be unable to satisfy the financial covenants currently included in Nextel Brazil’s local bank financing arrangements in 2014. Each of these financing arrangements requires that we meet these financial covenants semi-annually, calculated as of June 30 and December 31. As of December 31, 2013, we were in compliance with these covenants and had $926.8 million principal amount outstanding under these financing arrangements.

If we are unable to comply with the relevant covenants in these arrangements, some of the available courses of action that we could pursue either separately or in combination in an effort to ensure that we satisfy the requirements of these financial covenants or resolve potential non-compliance with these covenants include:

•	negotiating amendments to the financing agreements to modify the relevant covenants;

•	securing waivers of the non-compliance from the lenders;

•	taking actions designed to enhance the creditworthiness of the borrowers, including moving cash or other assets to the relevant borrower; or

•	repaying the relevant outstanding indebtedness in full.

While we believe we will be able to negotiate either amendments or waivers with these lenders, there can be no assurance that we will be able to negotiate such amendments or waivers on reasonable terms or at all. Accordingly, if we are required to repay these borrowings, which is not contemplated by our 2014 business plan, the repayment would have a significant negative impact on our liquidity and would further intensify the liquidity issues we face. In addition, if we are unable to remain in compliance with these financial covenants or to otherwise address that non-compliance, a default or acceleration of the debt under those agreements could occur. If the debt under any of these agreements were to be accelerated, the holders of 25% of each series of senior notes issued by Capital Corp. and NII International Telecom, S.C.A., or NIIT, would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of December 31, 2013, we had approximately $4.4 billion principal amount of senior notes outstanding.

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
There were no new accounting standards issued during the year ended December 31, 2013 that materially impacted our consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our senior notes and our equipment financing facilities in Brazil and Mexico. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile pay the purchase price for some capital assets and a portion of handsets in U.S. dollars, but generate revenue from their operations in local currency.
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2013 and 2012, Nextel Brazil and Nextel Mexico entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2013, $4,706.7 million, or 81%, of our consolidated principal amount of debt was fixed rate debt, and the remaining $1,097.5 million, or 19%, of our total consolidated debt was variable rate debt.
The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2013 for both our fixed and variable rate debt obligations, including our senior notes, our equipment financing facilities in Brazil and Mexico, our bank loans in Brazil and our tower financing obligations, all of which have been determined at their fair values.
The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2012 reflect changes in applicable market conditions and changes in other company-specific conditions during 2013. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2013		2012
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Fixed Rate (US$)	$1,871	$2,252	$802,312	$2,374	$2,438	$3,574,511	$4,385,758	$2,535,078	$2,852,243	$2,357,666
Average Interest Rate	2.6%	2.6%	10.0%	2.6%	2.6%	8.8%	9.0%		8.3%
Fixed Rate (MP)	$13,658	$16,057	$19,104	$22,777	$16,428	$106,203	$194,227	$194,227	$193,799	$193,799
Average Interest Rate	14.1%	14.1%	14.1%	14.0%	13.0%	11.8%	12.8%		14.3%
Fixed Rate (BR)	$6,614	$8,470	$10,873	$14,039	$10,192	$76,505	$126,693	$126,693	$161,964	$158,517
Average Interest Rate	22.8%	23.0%	23.2%	23.3%	22.2%	16.4%	19.0%		17.4%
Variable Rate (US$)	$20,056	$63,626	$87,141	$87,141	$87,141	$308,454	$653,559	$620,173	$492,382	$430,269
Average Interest Rate	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%		3.1%
Variable Rate (BR)	$54,640	$111,557	$111,557	$111,556	$54,641	$—	$443,951	$369,578	$869,328	$849,386
Average Interest Rate	11.4%	11.3%	11.3%	11.3%	11.4%	—	11.3%		7.9%

Item 8.	Financial Statements and Supplementary Data
We have listed the consolidated financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K. We have also listed the financial statement schedules required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K. The financial statements and schedules appear following the signature page of this annual report on Form 10-K.

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

As of December 31, 2013, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that as of December 31, 2013, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included in this annual report on Form 10-K.

Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2012, we disclosed material weaknesses in internal control over financial reporting relating to non-income based taxes in Nextel Brazil and accounting resources in Nextel Brazil. Management has been actively engaged in the implementation of remediation efforts, as outlined below, to address these material weaknesses.

Brazil Segment Non-Income Based Taxes

We previously reported that we did not have an adequate design or operation of controls to provide reasonable assurance that the accounting for non-income based taxes and related disclosures relating to Nextel Brazil were prepared in accordance with generally accepted accounting principles in the United States. This material weakness was caused by an ineffective process to document and manage changes to information systems, lack of automation in the calculation of non-income based taxes, and an inadequately designed monthly trend analysis of non-income based taxes. In order to remediate this material weakness, the Company led by our chief financial officer and principal accounting officer, took the following actions in Nextel Brazil throughout 2013:

•	implemented a new process to identify, document and manage the implementation of changes to our information systems to accommodate new business requirements;

•	designed and implemented a monthly manual control for calculation of non-income taxes, including validation and review, to ensure the accuracy of our non-income based tax accounts; and

•	developed new analytical reviews over non-income taxes to detect unusual balances and trends in time for corrective action to be taken as necessary.

We also plan to increase the degree of automation surrounding the processing of non-income based taxes. While this automation was not achieved during 2013, management considers the manual calculation and review controls that were implemented to be effective in ensuring accurate regulatory and financial reporting, and therefore management has concluded that this material weakness no longer existed as of December 31, 2013.

Brazil Segment Accounting Resources

We previously reported a material weakness related to our inability to maintain a sufficient complement of resources in Nextel Brazil’s accounting department with an appropriate level of expertise and training, commensurate with our structure and financial reporting requirements. This lack of resources resulted in significant control deficiencies in the following areas, which aggregated to a material weakness:

•	IT Access Controls: lack of experienced resources and appropriately designed controls to address risks, primarily resulting from the outsourcing of this function;

•	Fixed Assets: lack of experienced resources, inadequate design of internal control, inconsistent operation of control activities, and insufficient monitoring of the accounting for fixed assets;

•
Classification of Leases: lack of experienced resources required to monitor the consistent operation of control activities necessary to correctly classify certain transmitter and receiver site leases; and

•	Financial Reporting Process: lack of experienced resources required to execute controls and to monitor certain close processes at the appropriate level of precision.

In order to remediate this material weakness, throughout 2013, we implemented process improvements designed to strengthen our control structure and remediate the control deficiencies identified. These specific process improvements included the following actions in Nextel Brazil:

•	completed an organizational skills assessment within the accounting department to identify and fill gaps in order to build a competent team of resources;

•	redesigned the organizational structure within the accounting department to improve oversight and monitoring;

•
provided functional and system training to employees, and prepared detailed documentation reflecting the actions to be taken in connection with the financial reporting process to clearly define key tasks and actions, as well as the positions responsible for those tasks and actions;

•	reinforced tone at the top and accountability for compliance across the organization and refreshed program governance;

•	revised the internal control framework to address control design gaps, increase the number of preventative controls and improve focus on financial reporting risk;

•	in-sourced information technology functions and redesigned the organizational structure to ensure adequate control and oversight; and

•
concluded remediation task force activities to address the specific control design and execution failures that contributed to the significant deficiencies in IT Access Controls, Fixed Assets, Classification of Leases and the Financial Reporting Process.

Based upon the significant actions taken and the testing and evaluation of the effectiveness of the underlying controls, management has concluded that this material weakness no longer existed as of December 31, 2013.

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
Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. Consolidated financial statements and report of independent registered public accounting firm filed as part of this report are listed below:

(2)
Financial Statement Schedules. The following financial statement schedules are filed as part of this report. Schedules other than the schedules listed below are omitted because they are either not required or not applicable.

Page
Schedule I — Condensed Financial Information of Registrant	F-60
Schedule II — Valuation and Qualifying Accounts	F-64

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ ESTEBAN NARANJO
Esteban Naranjo Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signature	Title

/s/ Steven M. Shindler	Chief Executive Officer
Steven M. Shindler

/s/ Juan R. Figuereo	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Juan R. Figuereo

/s/ Kevin L. Beebe	Chairman of the Board of Directors
Kevin L. Beebe

/s/ Donald Guthrie	Director
Donald Guthrie

/s/ Charles M. Herington	Director
Charles M. Herington

/s/ Carolyn Katz	Director
Carolyn Katz

/s/ Ricardo Knoepfelmacher	Director
Ricardo Knoepfelmacher

/s/ Rosendo G. Parra	Director
Rosendo G. Parra

/s/ Paulino do Rego Barros	Director
Paulino do Rego Barros

/s/ John W. Risner	Director
John W. Risner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company projects that it is likely that it will not be able to comply with certain debt covenants throughout 2014. This condition and its impact on the Company’s liquidity raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2014

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,733,783	$1,371,173
Short-term investments	585,760	204,834
Accounts receivable, less allowance for doubtful accounts of $61,293 and $108,676	522,563	674,459
Handset and accessory inventory	342,585	323,329
Deferred income taxes, net	127,395	175,753
Prepaid expenses and other	436,100	488,091
Assets held for sale	—	97,393
Total current assets	3,748,186	3,335,032
Property, plant and equipment, net	3,388,060	3,531,271
Intangible assets, net	993,669	1,125,382
Deferred income taxes, net	26,713	367,181
Other assets	523,326	463,912
Assets held for sale	—	400,300
Total assets	$8,679,954	$9,223,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$369,056	$424,177
Accrued expenses and other	972,534	969,793
Deferred revenues	128,148	144,105
Current portion of long-term debt	96,839	94,039
Deposits related to 2013 sale of towers	720,013	—
Liabilities held for sale	—	127,911
Total current liabilities	2,286,590	1,760,025
Long-term debt	5,696,632	4,765,505
Deferred revenues	11,238	14,007
Deferred tax liabilities	108,991	58,189
Other long-term liabilities	221,116	296,168
Liabilities held for sale	—	12,735
Total liabilities	8,324,567	6,906,629
Commitments and contingencies (Note 10)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2013 and 2012, no shares issued or outstanding — 2013 and 2012	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2013 and 2012, 172,105 shares issued and outstanding — 2013, 171,653 shares issued and outstanding — 2012	172	171
Paid-in capital	1,504,258	1,483,086
(Accumulated deficit) retained earnings	(192,966)	1,456,633
Accumulated other comprehensive loss	(956,077)	(623,441)
Total stockholders’ equity	355,387	2,316,449
Total liabilities and stockholders’ equity	$8,679,954	$9,223,078

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues
Service and other revenues	$4,573,879	$5,465,120	$6,081,577
Handset and accessory revenues	198,685	278,002	299,240
	4,772,564	5,743,122	6,380,817
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,472,320	1,574,327	1,681,692
Cost of handsets and accessories	911,635	829,859	784,072
Selling, general and administrative	1,913,454	2,167,688	2,201,102
Provision for doubtful accounts	116,619	217,315	159,201
Impairment and restructuring charges	171,047	329,767	—
Depreciation	634,199	601,769	551,463
Amortization	64,148	47,776	36,701
	5,283,422	5,768,501	5,414,231
Operating (loss) income	(510,858)	(25,379)	966,586
Other income (expense)
Interest expense, net	(539,159)	(365,521)	(311,735)
Interest income	43,379	33,862	34,096
Foreign currency transaction losses, net	(143,745)	(53,957)	(37,297)
Other expense, net	(12,982)	(28,340)	(37,750)
	(652,507)	(413,956)	(352,686)
(Loss) income from continuing operations before income tax provision	(1,163,365)	(439,335)	613,900
Income tax provision	(446,052)	(158,144)	(351,206)
Net (loss) income from continuing operations	(1,609,417)	(597,479)	262,694
Loss from discontinued operations, net of income taxes	(40,182)	(167,770)	(37,498)
Net (loss) income	$(1,649,599)	$(765,249)	$225,196

Net (loss) income from continuing operations, per common share, basic	$(9.36)	$(3.48)	$1.53
Net loss from discontinued operations, per common share, basic	(0.24)	(0.98)	(0.22)
Net (loss) income, per common share, basic	$(9.60)	$(4.46)	$1.31

Net (loss) income from continuing operations, per common share, diluted	$(9.36)	$(3.48)	$1.52
Net loss from discontinued operations, per common share, diluted	(0.24)	(0.98)	(0.22)
Net (loss) income, per common share, diluted	$(9.60)	$(4.46)	$1.30

Weighted average number of common shares outstanding, basic	171,912	171,499	170,601
Weighted average number of common shares outstanding, diluted	171,912	171,499	172,781

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(334,893)	$(97,589)	$(462,457)
Other	2,257	(1,802)	(342)
Other comprehensive loss	(332,636)	(99,391)	(462,799)
Net (loss) income	(1,649,599)	(765,249)	225,196
Total comprehensive loss	$(1,982,235)	$(864,640)	$(237,603)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	169,661	$169	$1,364,705	$1,996,686	$(61,251)	$3,300,309
Net income	—	—	—	225,196	—	225,196
Other comprehensive loss	—	—	—	—	(462,799)	(462,799)
Purchase of convertible notes	—	—	(17,693)	—	—	(17,693)
Share-based payment expense	—	—	59,985	—	—	59,985
Issuance of shares for employee awards, net	1,526	2	24,967	—	—	24,969
Other	(10)	—	8,115	—	—	8,115
Balance, December 31, 2011	171,177	171	1,440,079	2,221,882	(524,050)	3,138,082
Net loss	—	—	—	(765,249)	—	(765,249)
Other comprehensive loss	—	—	—	—	(99,391)	(99,391)
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based payment expense	—	—	46,458	—	—	46,458
Issuance of shares for employee awards, net	476	—	150	—	—	150
Other	—	—	(3,075)	—	—	(3,075)
Balance, December 31, 2012	171,653	171	1,483,086	1,456,633	(623,441)	2,316,449
Net loss	—	—	—	(1,649,599)	—	(1,649,599)
Other comprehensive loss	—	—	—	—	(332,636)	(332,636)
Share-based payment expense	—	—	27,805	—	—	27,805
Issuance of shares for employee awards, net	452	1	(1)	—	—	—
Other	—	—	(6,632)	—	—	(6,632)
Balance, December 31, 2013	172,105	$172	$1,504,258	$(192,966)	$(956,077)	$355,387

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,649,599)	$(765,249)	$225,196
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	40,182	167,770	37,498
Amortization of debt discount and financing costs	42,029	22,925	46,082
Depreciation and amortization	698,347	649,545	588,164
Provision for doubtful accounts	116,619	217,315	159,201
Losses related to inventory obsolescence	56,249	1,594	3,186
Foreign currency transaction losses, net	143,745	53,957	37,297
Asset impairments and losses on disposals of fixed assets	149,924	338,402	1,446
Deferred income tax provision (benefit)	382,070	(17,877)	(12,694)
Share-based payment expense	28,695	42,573	54,559
Other, net	(10,478)	31,879	26,404
Change in assets and liabilities:
Accounts receivable, gross	(29,087)	(100,250)	(336,643)
Handset and accessory inventory	(98,080)	(68,182)	10,627
Prepaid expenses and other	(39,081)	(276,751)	(28,443)
Other long-term assets	(53,242)	(99,970)	4,576
Accounts payable, accrued expenses and other	36,609	148,405	170,357
Total operating cash (used in) provided by continuing operations	(185,098)	346,086	986,813
Total operating cash (used in) provided by discontinued operations	(7,353)	7,097	(4,422)
Net cash (used in) provided by operating activities	(192,451)	353,183	982,391
Cash flows from investing activities:
Capital expenditures	(664,877)	(1,042,479)	(961,794)
Purchase of long-term and short-term investments	(2,360,529)	(1,678,918)	(2,298,409)
Proceeds from sales of long-term and short-term investments	1,942,886	1,813,783	2,476,986
Proceeds from 2013 sale of towers, net	721,404	—	—
Transfers to restricted cash	(41,709)	(11,969)	(4,977)
Transfers from restricted cash	2,273	7,882	136,467
Purchase of licenses and other	(52,859)	(99,167)	(134,471)
Total investing cash used in continuing operations	(453,411)	(1,010,868)	(786,198)
Total investing cash provided by (used in) discontinued operations	275,799	(44,292)	(124,085)
Net cash used in investing activities	(177,612)	(1,055,160)	(910,283)
Cash flows from financing activities:
Borrowings under equipment financing facilities and other	145,122	482,316	1,153,211
Proceeds from issuance of senior notes	1,600,000	—	1,439,500
(Payments related to) proceeds from stock option exercises	(1,026)	(2,040)	24,968
Repayments and purchases of convertible notes	—	(212,782)	(904,200)
Repayments under spectrum license financing	—	(1,513)	(683,878)
Repayments under bank loans, equipment financing and other borrowings	(965,142)	(403,669)	(474,667)
Total financing cash provided by (used in) continuing operations	778,954	(137,688)	554,934
Total financing cash used in discontinued operations	(2,363)	(100,607)	(29,931)
Net cash provided by (used in) financing activities	776,591	(238,295)	525,003
Effect of exchange rate changes on cash and cash equivalents	(56,236)	844	(41,693)
Change in cash and cash equivalents held for sale	12,318	(58)	51,264
Net increase (decrease) in cash and cash equivalents	362,610	(939,486)	606,682
Cash and cash equivalents, beginning of year	1,371,173	2,310,659	1,703,977
Cash and cash equivalents, end of year	$1,733,783	$1,371,173	$2,310,659

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations and Significant Accounting Policies and Going Concern
Operations.  We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our subscribers generally value our broad set of value-added services, including our push-to-talk services, which allow subscribers to talk to each other instantly, and our high level of customer service. As we expand our wideband code division multiple access-based, or WCDMA-based, networks in our markets, we are extending our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico, Argentina and Chile with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil, Mexico and Chile serve or are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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
The services we currently offer include:

•	mobile telephone service;

•	push-to-talk services, including our Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•	wireless data services, including text messaging services; mobile internet services; and e-mail services;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services.
The deployment and expansion of our WCDMA networks in Brazil, Mexico and Chile enable us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in over 250 cities, including cities in and around Sao Paulo and Rio de Janeiro. In December 2013, we signed agreements with Telefonica Moviles, or Telefonica, under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. When implemented, the agreements will allow us to enhance our service offerings by expanding the areas in which customers using our WCDMA services in Brazil and Mexico can access voice and data services. We plan to expand the coverage and quality of our networks in Brazil and Mexico in 2014. We also offer service on our iDEN network in Argentina. Our current spectrum holdings are sufficient to enable us to deploy networks that utilize long-term evolution, or LTE, technology in certain areas in Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico in 2014.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described below.

Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included:

•	the impact of Sprint Corporation's, or Sprint's, deactivation of its iDEN network in the U.S.;

•	the depreciation of local currencies;

•
the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected; and

•	the increased costs to support our WCDMA networks.

In particular, Sprint's deactivation of its iDEN network in the U.S., combined with competitive pressures and delays in our deployment and optimization of our WCDMA network in Mexico, resulted in a significant loss of subscribers on our iDEN network that we were unable to offset with new subscribers on our WCDMA network. This subscriber loss resulted in a significant decline in subscribers and a reduction in operating revenues and operating cash flows in Mexico during the second half of 2013. We currently expect this trend in Mexico to continue into 2014 as iDEN subscriber losses continue to outpace our ability to attract customers to our new network. In addition, negative market perceptions of our WCDMA service in Mexico developed in late 2013 due primarily to Sprint’s deactivation of its iDEN network and delays in effectively deploying and optimizing our WCDMA networks to meet the needs of customers who were seeking to replace the iDEN services that no longer met their needs, particularly in the border area with the U.S. These negative perceptions, if they persist, could further hinder our ability to attract the level of customers to our new network that we had previously anticipated. Similarly, delays in the deployment and optimization of our WCDMA network in Brazil made it difficult to proceed with our scheduled launches of WCDMA services in that market. As a result, we proceeded with launches of full voice and data services in Brazil late in 2013, which led to subscriber and revenue growth rates that were significantly lower than originally anticipated.

These factors had a significant negative impact on our results during the second half of 2013, and as a result, we ended 2013 with a significantly smaller subscriber and revenue base than we had previously expected. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, with a smaller subscriber base in Mexico and Brazil, absent changes to our outlook, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations through 2015. These conditions, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our current debt obligations in 2014 as more fully discussed below, raise substantial doubt about our ability to continue as a going concern under the applicable authoritative literature.

Taking the foregoing circumstances into account, and assuming that we are not required to repay the outstanding debt under our operating company financing agreements prior to their scheduled maturity dates as described below, we believe our current sources of funding will be adequate to allow us to execute our business plan and meet our obligations through 2014, but that we will likely not have sufficient funding to do so throughout 2015. To meet our funding needs in 2014, we expect operating cash flows to improve in the second half of 2014, and we intend to reduce our investment in capital expenditures, including our investments in our networks, below the $882.9 million we invested in 2013. Our current business plan assumes that customers will find our services attractive and that we will be able to expand our subscriber base on our WCDMA network in Brazil. We also assume that in 2014 we will be able to stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will be correct.

The negative impact of the factors discussed above on our results of operations may also adversely affect our ability to comply with certain financial covenants in our existing debt obligations. Specifically, based on our current business plan projections, it is likely that we will be unable to satisfy one or more of the financial covenants currently included in the equipment financing arrangements for Nextel Brazil and Nextel Mexico in 2014. In addition, based on our current business plan projections, it is likely

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that we will be unable to satisfy the financial covenants currently included in Nextel Brazil’s local bank financing arrangements in 2014. Each of these financing arrangements requires that we meet these financial covenants semi-annually, calculated as of June 30 and December 31. As of December 31, 2013, we were in compliance with these covenants and had $926.8 million principal amount outstanding under these financing arrangements.

If we are unable to comply with the relevant covenants in these arrangements, some of the available courses of action that we could pursue either separately or in combination in an effort to ensure that we satisfy the requirements of these financial covenants or resolve potential non-compliance with these covenants include:

•	negotiating amendments to the financing agreements to modify the relevant covenants;

•	securing waivers of the non-compliance from the lenders;

•	taking actions designed to enhance the creditworthiness of the borrowers, including moving cash or other assets to the relevant borrower; or

•	repaying the relevant outstanding indebtedness in full.

While we believe we will be able to negotiate either amendments or waivers with these lenders, there can be no assurance that we will be able to negotiate such amendments or waivers on reasonable terms or at all. Accordingly, if we are required to repay these borrowings, which is not contemplated by our 2014 business plan, the repayment would have a significant negative impact on our liquidity and would further intensify the liquidity issues we face. In addition, if we are unable to remain in compliance with these financial covenants or to otherwise address that non-compliance, a default or acceleration of the debt under those agreements could occur. If the debt under any of these agreements were to be accelerated, the holders of 25% of each series of senior notes issued by Capital Corp. and NII International Telecom, S.C.A., or NIIT, would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of December 31, 2013, we had approximately $4.4 billion principal amount of senior notes outstanding.

Even if we are able to successfully address the potential financial covenant issues in 2014, in light of the liquidity issues we face, we continue to assess our ability to significantly improve our operating cash flows and are considering a number of options to do so, including:

•	reducing or delaying our investments in capital expenditures, including scaling back our network development and deployment efforts;

•	reducing the scope of our operations in one or more markets that we currently serve;

•	selling assets or operations;

•	restructuring, reorganizing or refinancing all or a portion of our existing debt obligations, including modifying the terms of those obligations to reduce or delay our debt service requirements;

•	seeking additional equity capital or borrowing additional funds;

•	creating partnerships or alliances; or

•	selling our company.

Some of these actions could have the effect of increasing our debt, negatively impacting the quality of our customer service or customer confidence in our ability to provide products and services, reducing our ability to raise additional capital, and further delaying our ability to operate profitability and generate operating cash flows. These actions could also have a significant adverse impact on the value of our business and our outstanding debt and equity securities. There can be no assurance that any of these potential actions could, if necessary, be implemented on commercially reasonable terms, or at all, or that they would alone or in combination with other actions adequately preserve our liquidity or enable us to meet our ongoing funding requirements including our debt service obligations. In addition, if we are able to and do incur additional debt, the risks associated with our substantial

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

As part of our current assessment or assessments in the future, if we believe we will be unable to significantly improve our cash flow from operations or implement measures to enable us to continue to satisfy our obligations, we may voluntarily commence reorganization proceedings, which could mean that debt and equity holders could lose all or part of their investment.
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
Principles of Consolidation.  The consolidated financial statements include the accounts of NII Holdings and our subsidiaries. Our decision to consolidate an entity is based on our control of the entity through direct and indirect majority interest in the entity. We eliminate all significant intercompany transactions, including intercompany profits and losses, in consolidation.
We refer to our subsidiaries by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile.
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil, Mexico and Argentina. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2013 and 2012, $6,400.7 million and $6,650.0 million, respectively, of our assets were owned by Nextel Brazil and Nextel Mexico. Political, financial and economic developments in Brazil and Mexico could impact the recoverability of our assets.
Motorola Solutions is the primary supplier for iDEN network equipment, and Motorola Mobility is the primary supplier of iDEN handsets. We expect to continue to rely on Motorola Solutions and Motorola Mobility for iDEN network equipment and handsets.
As we transition to our WCDMA networks, and as Sprint proceeded with its planned deactivation of its iDEN network, the significant reduction in demand for iDEN network equipment and handsets may make it uneconomical for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN networks. We also expect that this transition could also affect Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets beyond their contractual obligations and may also result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks. As a result, we may not be able to adequately service our existing iDEN subscribers or attract new iDEN subscribers. The impact of this transition may be more significant in Argentina where we do not currently hold spectrum that would support the deployment of a WCDMA network.
Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments in U.S. treasury securities, investments in corporate bonds and certain investments made by Nextel Brazil in two different funds. See Note 9 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk subscribers, we require a subscriber deposit. We routinely assess the credit worthiness of our subscribers and maintain allowances for probable losses, where necessary.
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
In general, monetary assets and liabilities denominated in U.S. dollars give rise to realized and unrealized foreign currency transaction gains and losses, which we record in the consolidated statement of operations as foreign currency transaction gains, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil and Nextel Chile are of a long-term investment nature.

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
Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Cumulative foreign currency translation adjustment	$(951,271)	$(616,378)
Other	(4,806)	(7,063)
	$(956,077)	$(623,441)
Supplemental Cash Flow Information.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$664,877	$1,042,479	$961,794
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	218,071	378,638	382,911
	$882,948	$1,421,117	$1,344,705
Interest costs
Interest expense, net	$539,159	$365,521	$311,735
Interest capitalized	78,254	127,189	76,204
	$617,413	$492,710	$387,939
Acquisitions of assets and business combinations
Fair value of assets acquired	$53,066	$100,185	$138,678
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—
	$53,066	$100,185	$138,678
Cash paid for interest, net of amounts capitalized	$391,874	$293,594	$183,475
Cash paid for income taxes	$39,292	$269,597	$344,963
For the year ended December 31, 2013, we had $213.5 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our transmitter and receiver sites, which we also refer to as communication towers or towers, although in some instances these towers are located on rooftops and other structures, in Brazil and Mexico. For the year ended December 31, 2012, we had $238.8 million in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico and Chile, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico. For the year ended December 31, 2011, we had $918.7 million in non-cash financing. Of this amount, $689.8 million related to the long-term financing of spectrum that was awarded to Nextel Brazil in June 2011 as described in Note 8. The remainder consisted primarily of the short-term financing of imported handsets and infrastructure in Brazil, the long-term financing of infrastructure equipment in Chile and co-location capital lease obligations on our communication towers.
Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and other similarly structured funds. As of December 31, 2013 and 2012, we had $740.0 million and $479.4 million, respectively, in time deposits.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash.  As of December 31, 2013, we had $91.3 million in restricted cash, the majority of which was included in other long-term assets and was comprised of cash held in escrow in connection with the sale of Nextel Peru, a debt service reserve account related to Nextel Mexico's equipment financing facility, purchase commitments for handsets and cash collateral supporting the lease of our corporate headquarters, and the remainder of which was included in other current assets.
As of December 31, 2012, we had $16.0 million in restricted cash, the majority of which was included in other long-term assets and represented cash collateral supporting the lease of our corporate headquarters, and the remainder of which was included in other current assets.
Short-Term Investments.  Our short-term investments consist of investments made by Nextel Brazil in two different investment funds and certificates of deposit with a Brazilian bank. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of operations. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 9 for additional information.
Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of handset and accessory sales. Inventory cost includes amounts associated with non-income based taxes.
We analyze the net realizable value and replacement cost of handset and accessory inventory on a periodic basis. This analysis includes an assessment of the obsolescence of individual devices, our sales forecasts and other factors. For the years ended December 31, 2013, 2012 and 2011, we recorded losses related to inventory obsolescence of $70.4 million, $1.6 million and $3.2 million, respectively, which included $14.1 million in 2013 related to expected losses on firm purchase commitments.
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
We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of 10 years. We include depreciation expense on our corporate aircraft capital lease and other capital leases in accumulated depreciation. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.
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
During the fourth quarter of 2013, we reviewed the useful lives of our communication towers and determined that the useful lives of some of these towers should be increased to 30 years compared to the 10- or 15-year useful lives over which we were previously depreciating these sites. As a result of this change in useful lives, we estimate that our depreciation expense will decrease in 2014.
Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases and relate primarily to the cost of removing our communication towers and network equipment from leased sites. We recognize an asset retirement obligation, and the associated asset retirement cost, in the period in which it is incurred at fair value computed using discounted cash flow techniques. The liability is then accreted over time until the obligation is settled and the asset retirement cost is depreciated over the useful life of the related assets.
We make adjustments for changes to either the timing or amount of the estimated future settlement obligation in the period incurred. We recognize increases in the present value of the asset retirement obligations as an additional liability and add this amount to the carrying amount of the associated asset retirement cost. We record decreases as a reduction in both the recorded liability and the carrying amount of the associated asset retirement cost. To the extent that the decrease in the recorded liability exceeds the carrying amount of the associated asset retirement cost, we record the excess as a component of operating income. For the year ended December 31, 2013, we recorded an $82.6 million reduction to our asset retirement obligations as the result of a change in the timing and amount of estimated future settlements, of which $48.3 million represented the amount of the liability that was in excess of the carrying amount of the associated asset retirement cost.
As of December 31, 2013 and 2012, our asset retirement obligations were as follows (in thousands):

	2013	2012
Balance, January 1	$114,760	$81,728
New asset retirement obligations	18,648	10,740
Change in assumptions	(82,634)	8,088
Accretion	18,319	14,804
Settlement of asset retirement obligation	(93)	(293)
Foreign currency translation and other	(13,775)	(307)
Balance, December 31	$55,225	$114,760
Derivative Financial Instruments.  We enter into derivative transactions for risk management purposes only. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of December 31, 2013 and 2012, the values of our derivative instruments were not material.
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
We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize licenses acquired after our emergence from reorganization in 2002 over their estimated useful lives of 3 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 10 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects. However, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Many of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only commercially available digital technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies on our licensed 800 MHz spectrum may be limited unless we are able to reconfigure the spectrum holdings into contiguous blocks and meet other technical, operational and regulatory requirements. In light of the uncertainty regarding the availability of alternative technologies, our ability to reconfigure the 800 MHz spectrum, our ability to meet certain other requirements and the commercial life of any technology, including the iDEN technology, our ability to use our 800 MHz spectrum for an indefinite period cannot be assured. As a result, we classify our licenses as definite lived assets.
Revenue Recognition.  Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, where applicable, variable charges for airtime and two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA networks, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize service revenue as service is provided. We recognize handset revenue when title and risk of loss passes to the customer.
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
We recognized the proceeds received from our spectrum use and build-out agreement with Sprint as deferred revenues. We amortize this amount into revenue on a straight-line basis over 15.5 years, which represents the average remaining useful life of our licenses in the Baja region of Mexico as of the date we began providing service under this agreement.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the years ended December 31, 2013, 2012 and 2011, we had $166.0 million, $211.5 million and $245.2 million, respectively, in revenue-based taxes and other excise taxes.
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
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $147.9 million, $174.3 million and $214.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation.  We measure and recognize compensation expense for all stock-based compensation awards based on estimated fair values. See Note 13 for more information.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As presented for the years ended December 31, 2013 and 2012, our calculation of diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, restricted common shares issued under those plans or common shares resulting from the potential conversion of our 3.125% convertible notes prior to their maturity on June 15, 2012 since their effect would have been antidilutive to our net loss for those periods. In addition, for the years ended December 31, 2013 and 2012, we did not include 10.8 million or 16.8 million stock options, respectively, and 2.8 million and 2.0 million in restricted stock, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods.
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
The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net (loss) income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net loss per common share:
Net loss	$(1,649,599)	171,912
Net income allocable to participating shares	—	—
Adjusted net loss attributable to common shares	(1,649,599)	171,912	$(9.60)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Convertible notes, net of capitalized interest and taxes	—	—
Diluted net loss per common share:
Net loss on which diluted earnings per share is calculated	$(1,649,599)	171,912	$(9.60)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net loss per common share:
Net loss	$(765,249)	171,499
Net income allocable to participating shares	—	—
Adjusted net loss attributable to common shares	(765,249)	171,499	$(4.46)
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Convertible notes, net of capitalized interest and taxes	—	—
Diluted net loss per common share:
Net loss on which diluted earnings per share is calculated	$(765,249)	171,499	$(4.46)

	Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share data)
Basic net income per common share:
Net income	$225,196	170,601
Net income allocable to participating shares	(1,546)	—
Adjusted net income attributable to common shares	223,650	170,601	$1.31
Effect of dilutive securities:
Stock options	—	1,971
Restricted stock	—	208
Convertible notes, net of capitalized interest and taxes	—	1
Diluted net income per common share:
Net income on which diluted earnings per share is calculated	$225,196	172,781	$1.30
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
During 2013 the valuation allowance against our deferred tax assets increased by a net amount of $4.0 billion. This increase is due to a continuance of our prior position of recording a full valuation allowance with respect to the net deferred tax assets of Nextel Chile and the U.S., resulting in an additional $151.3 million valuation allowance for these entities. Our prior position of recording a full valuation allowance with respect to the net deferred tax assets of our holding companies in Luxembourg, Spain and Netherlands also continued in 2013, and we recorded in total a $3.3 billion valuation allowance against the deferred tax assets of these entities. Due to the nature of these companies and their tax status under local holding company rules, a full valuation allowance is necessary as the net operating loss carryforwards will never be utilized and add no value to the company. In addition, our prior position regarding the need for a valuation allowance on one of our Brazil subsidiaries and three of our Mexico subsidiaries changed in 2013, and we recorded valuation allowances of $382.9 million and $189.8 million against the net deferred tax assets of these Brazilian and Mexican subsidiaries, respectively. This change of position was primarily due to the significant decline in our current and recent cumulative earnings.
Realization of deferred tax assets in any of our markets depends on various factors, including continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2014 to determine the appropriate level of valuation allowances.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate an additional amount of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner. This amount was in addition to $26.3 million that remained to be repatriated in accordance with our 2007 decision to repatriate foreign earnings to the U.S., for a total of $226.3 million to be repatriated. As of December 31, 2012, we included a $54.4 million provision in deferred tax liability for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased slightly in 2013 due to changes in foreign currency exchange rates to $54.2 million as of December 31, 2013. Except for the earnings associated with this provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.
Reclassifications. We have reclassified some prior period amounts in our consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  There were no new accounting standards issued during the year ended December 31, 2013 that materially impacted our consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

2.    2013 Sale of Towers
In August 2013, Nextel Brazil and Nextel Mexico agreed to sell 2,790 and 1,666 communication towers, respectively, to American Tower Corporation, or American Tower, in two separate transactions for total estimated proceeds based on foreign currency exchange rates at the time of $432.3 million and $391.2 million, respectively, subject to certain adjustments, including adjustments based on the actual number of towers sold. We refer to these sales as the 2013 sale of towers. Both Nextel Brazil and Nextel Mexico agreed to lease these towers from American Tower for a minimum initial lease term of 12 years with optional additional renewals. NII International Telecom, S.C.A., or NIIT, which is an indirect subsidiary of NII Holdings, Inc., agreed to provide certain credit support with respect to the lease obligations of Nextel Brazil. The transaction agreements provide that all payments, including the purchase price and site rental, will be made in local currencies. As a result, the estimated U.S. dollar-denominated proceeds are subject to changes in the values of the local currencies relative to the U.S. dollar.
In November 2013, Nextel Mexico completed the sale of 1,483 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $374.3 million. In December 2013, Nextel Brazil completed the sale of 1,940 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $348.0 million. The agreement with American Tower provides for a post-closing period during which certain adjustments can be made to the purchase price of each transferred tower or certain towers can be returned based on the verification of information relevant to the tower. During this post-closing adjustment period, which we expect will last about 120 days from the date of each closing, we are accounting for the proceeds from these transactions under the deposit method and recording payments received from American Tower as a deposit liability, which is included in our consolidated balance sheet as a component of deposits related to 2013 sale of towers. After any price adjustments are determined, we will calculate the gain on the sale of the towers and begin accounting for these sales as sale-leaseback transactions in accordance with the FASB's authoritative guidance on leases. In addition, we expect to recognize a capital lease liability for the portion of the leases related to these towers. We will recognize a portion of the gain over the lease term and record the remainder of the gain as a component of operating income immediately. Once the applicable closing conditions are met, we expect to complete the sale of some or all of the remaining towers in Brazil and Mexico that were agreed to be sold.
For years subsequent to December 31, 2013, future minimum payments related to the 2013 sale of towers, including committed executory costs, are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014	$109,887
2015	112,084
2016	114,326
2017	116,612
2018	118,945
Thereafter	2,458,376
Total	$3,030,230

3.    Impairment and Restructuring Charges

Asset Impairments.
In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets to support our customer relationship management systems and the possibility of restricting its ongoing use to one market. As a result of this evaluation, in the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico.

We recognized a $5.9 million asset impairment at the corporate level in September 2013 related to the discontinuation of the development of certain network features.
During 2013, we tested long-lived assets in our Nextel Brazil, Nextel Mexico, and Nextel Chile segments for recoverability and, based on our estimates of undiscounted cash flows, determined the carrying values to be recoverable. Our estimates of undiscounted cash flows for each asset group exceeded the carrying value of the respective asset groups.

During the year ended December 31, 2012, we recognized $322.2 million in non-cash impairment charges, $298.8 million of which related to an asset impairment recognized by our Nextel Chile operating segment described below. The remainder of our impairment charges related to the write-off of certain information technology projects in 2012, the majority of which was at the corporate level.

Due to a change in management focus, in December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment, which includes all operating assets and liabilities held at our Chilean operating segment, was not recoverable. As a result, we recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. We determined the estimated fair value of Nextel Chile's asset group using a discounted cash flow analysis in conjunction with a sum-of-the-parts cost approach, both of which are considered Level 3 inputs within the fair value hierarchy under the FASB's authoritative guidance on fair value measurements. The discounted cash flows mentioned above were derived from a seven-year projection of revenues and expenses, plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. We assembled the sum-of-the-parts analysis using the estimated cost to construct a network with the related spectrum licenses.

Restructuring Charges.

In the fourth quarter of 2013, we recognized $23.8 million in restructuring charges, the majority of which was at the corporate level and in Mexico, in connection with an organizational realignment plan that we designed to simplify the roles and responsibilities of both our headquarters and market organizations and better align our costs and organizational structure with our growth strategy.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2009, we entered into an agreement with Nokia Siemens Networks, or NSN, to manage our network operations infrastructure. During the first quarter of 2013, we restructured and amended this agreement, reduced the scope of the services provided by NSN, added terms to facilitate the transition of those services to us and established the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, we recognized a non-cash charge of $39.9 million relating to the write-off of the remainder of the prepayment.

During the fourth quarter of 2012, we recognized $7.6 million in restructuring charges at the corporate level, primarily related to the separation of employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments.

As of December 31, 2013, $15.4 million of our restructuring charges were accrued and unpaid. Total impairment and restructuring charges for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Brazil	$24,515	$2,437
Mexico	39,057	439
Argentina	7,908	73
Chile	36,004	299,366
Corporate	63,563	27,452
Total impairment and restructuring charges	$171,047	$329,767

4.    Discontinued Operations

Sale of Nextel Peru. In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. The aggregate value we received reflects estimated adjustments for cash, debt and working capital balances as of the closing date and is subject to post-closing working capital adjustments. In connection with the disposal of our Nextel Peru operation, we recognized a loss of $2.8 million for the year ended December 31, 2013. We also entered into a transition services agreement, pursuant to which we and our subsidiaries will provide certain services to Entel in order to facilitate the transition of Nextel Peru.

In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this annual report on Form 10-K. Accordingly, we reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in these notes to our consolidated financial statements exclude amounts attributable to discontinued operations. The major components of loss from discontinued operations related to Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$204,982	$343,341	$354,129
Operating expenses	(239,915)	(441,222)	(389,163)
Other expense, net	(1,501)	(5,924)	(9,481)
Loss before income tax provision	(36,434)	(103,805)	(44,515)
Income tax (provision) benefit	(900)	(63,965)	7,017
	(37,334)	(167,770)	(37,498)
Loss on disposal of Nextel Peru	(2,848)	—	—
Loss from discontinued operations, net of income taxes	$(40,182)	$(167,770)	$(37,498)

The components of assets and liabilities classified as held for sale as of December 31, 2012 consisted of the following (in thousands):

December 31, 2012
ASSETS
Cash and cash equivalents	$12,318
Accounts receivable, less allowance for doubtful accounts of $4,245	31,278
Handset and accessory inventory	26,375
Prepaid expenses and other	27,422
Property, plant and equipment, net	353,676
Intangible assets, net	39,290
Other assets	7,334
Total assets	$497,693
LIABILITIES
Accounts payable	$61,365
Accrued expenses and other	45,995
Deferred revenues	17,346
Current portion of long-term debt	3,205
Long-term debt	3,453
Other long-term liabilities	9,282
Total liabilities	$140,646

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property, Plant and Equipment
The components of our property, plant and equipment are as follows:

	December 31,
	2013	2012
	(in thousands)
Land	$9,652	$10,505
Building and leasehold improvements	193,376	201,227
Digital mobile network equipment, communication towers and network software	4,829,134	4,406,690
Office equipment, furniture and fixtures and other	785,242	783,370
Corporate aircraft capital lease	42,747	42,747
Less: Accumulated depreciation and amortization	(2,995,667)	(2,684,635)
	2,864,484	2,759,904
Construction in progress	523,576	771,367
	$3,388,060	$3,531,271

6.    Intangible Assets
Our intangible assets include the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			(in thousands)
Amortizable intangible assets:
Licenses	$1,220,990	$(245,321)	$975,669	$1,299,433	$(192,051)	$1,107,382
Total amortizable intangible assets	$1,220,990	$(245,321)	$975,669	$1,299,433	$(192,051)	$1,107,382
Based on the carrying amount of intangible assets as of December 31, 2013 and current exchange rates, we estimate amortization expense for each of the next five years to be as follows (in thousands):

Years	Estimated Amortization Expense
2014	$81,216
2015	81,216
2016	81,216
2017	81,216
2018	81,216
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. As of December 31, 2013 the balance of our indefinite lived intangible assets was $18.6 million compared to the December 31, 2012 balance of $18.7 million. In addition, the weighted average useful life of the intangible assets we acquired during the year ended December 31, 2013 was 15 years.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Balance Sheet Details

Prepaid Expenses and Other.

The components are as follows:

	December 31,
	2013	2012
	(in thousands)
Prepaid value-added taxes	$237,119	$230,899
Prepaid income taxes	59,054	111,087
Other prepaid assets	97,421	112,571
Other current assets	42,506	33,534
	$436,100	$488,091
Accrued Expenses and Other.
The components are as follows:

	December 31,
	2013	2012
	(in thousands)
Capital expenditures	$290,484	$300,905
Non-income based taxes	114,360	154,126
Network system and information technology	92,109	97,443
Payroll related items and commissions	92,852	88,843
Accrued interest	128,509	73,135
Other	254,220	255,341
	$972,534	$969,793

8.    Debt

	December 31,
	2013	2012
	(in thousands)
NII Capital Corp. senior notes, net	$2,729,321	$2,725,303
NII International Telecom, S.C.A. senior notes, net	1,609,962	—
Equipment financing	653,557	557,043
Bank loans	444,268	1,190,980
Capital lease and tower financing obligations	352,462	346,879
Brazil import financing	—	37,422
Other	3,901	1,917
Total debt	5,793,471	4,859,544
Less: current portion	(96,839)	(94,039)
	$5,696,632	$4,765,505

NII Capital Corp. Senior Notes.
7.625% Senior Notes due 2021.  In March 2011, we issued $750.0 million aggregate principal amount of senior notes for which we received $735.6 million in cash proceeds, after deducting $14.4 million of underwriting discounts and offering expenses,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NII International Telecom, S.C.A. Senior Notes.
7.875% Senior Notes due 2019. In May 2013, we issued $700.0 million aggregate principal amount of a new series of senior notes, which we refer to as the 7.875% notes, for which we received $691.7 million in net cash proceeds, after deducting $8.3 million of initial purchasers' discounts, commissions and offering costs that we are amortizing into interest expense over the six-year term of the notes. We utilized all of the net proceeds from this offering to repay in full our Mexican peso-denominated bank loan in Mexico, several of our Brazilian real-denominated bank loans in Brazil and all of our import financing loans in Brazil. In connection with these repayments, we expensed $6.5 million in unamortized deferred financing costs and recognized an immaterial loss on extinguishment of debt.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the 11.375% notes, we entered into a registration rights agreement with the initial purchasers of these notes. Under this agreement, we are required to prepare and file with the SEC an exchange offer registration statement enabling holders to exchange these notes for notes having identical terms that are freely tradable, cause the exchange offer registration statement to be declared effective as promptly as possible by the SEC, and consummate the exchange offer within 360 days of the date of issue of these notes. We expect to file this registration statement in the near future. If we default on our obligations under this agreement, additional interest, up to a maximum amount of 1.0% per annum, is payable on the 11.375% notes until such registration defaults are cured. We do not expect to incur any material amounts of additional interest.
Equipment Financing.
Brazil Equipment Financing. In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network. This financing has a floating interest rate based on LIBOR plus 2.90% (3.15% and 3.21% as of December 31, 2013 and 2012, respectively) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period, a seven-year repayment term beginning in 2015 and a final maturity of June 2022. As of December 31, 2013, Nextel Brazil had borrowed $352.7 million and had $147.3 million remaining under this loan agreement. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing facilities are pledged as collateral.
Mexico Equipment Financing. In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico is entitled to borrow up to $375.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network in Mexico. This vendor financing has a floating interest rate based on LIBOR plus 2.80% (3.05% and 3.11% as of December 31, 2013 and 2012, respectively) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. As of December 31, 2013, Nextel Mexico had borrowed $300.8 million and had $74.2 million remaining under this loan agreement. Assets purchased using the amounts borrowed under Nextel Mexico's equipment financing facility are pledged as collateral.
Nextel Brazil and Nextel Mexico have financial covenants under these equipment financing facilities. During the third quarter of 2013, Nextel Brazil and Nextel Mexico entered into amendments to the existing equipment financing agreements to adjust certain financial covenants through June 30, 2015 in order to provide Nextel Brazil and Nextel Mexico greater operating flexibility, provide for a parent company guarantee from NII Holdings during this period, add a requirement that the net proceeds received from the sale of our transmitter and receiver sites described in Note 2 above remain in the respective markets and establish a minimum level of cash and cash equivalents to be held in each of these markets. As of December 31, 2013 and 2012, Nextel Brazil and Nextel Mexico were in compliance with all financial covenants under these facilities.
Chile Equipment Financing. In December 2010, Nextel Chile entered into a similar equipment financing agreement with the China Development Bank and HSBC Bank USA, under which Nextel Chile was entitled to borrow up to $150.0 million to finance equipment and certain other costs related to the deployment of its WCDMA network in Chile. This equipment financing had a floating interest rate based on LIBOR plus 2.50% (2.81% as of December 31, 2012). During the second quarter of 2013, we repaid the entire $150.0 million outstanding under Nextel Chile's equipment financing agreement.
Bank Loans.
Brazil Bank Loans. In December 2011, Nextel Brazil borrowed funds from two Brazilian banks and utilized the proceeds of those borrowings to repay the remaining unpaid purchase price relating to the spectrum it acquired in June 2011. Both of the loans from the Brazilian banks were denominated in Brazilian reais. In the first of the two local bank financings, we issued the equivalent of $351.8 million in obligations that were required to be repaid semi-annually over a five-year period with principal payable beginning in May 2014. In the second quarter of 2013, we repaid all amounts outstanding under this local bank financing utilizing a portion of the proceeds from the issuance of our 7.875% senior notes. In the second transaction, we issued the equivalent of $341.2 million in obligations that are required to be repaid quarterly over a seven-year period. Principal of the borrowings under the second transaction is payable beginning in March 2014. Borrowings under the second transaction accrue interest at a floating interest rate of 115% of the Brazilian local borrowing rate (11.39% and 7.94% as of December 31, 2013 and 2012, respectively). Because these financings are denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. Nextel Brazil has financial covenants under this local bank financing and was in compliance with all financial covenants under this facility as of December 31, 2013 and 2012.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2012, Nextel Brazil entered into a Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. This loan agreement has a floating interest rate equal to 113.9% of the local Brazilian borrowing rate (11.28% and 7.86% as of December 31, 2013 and 2012, respectively). Borrowings under this loan agreement have a three-year borrowing period, a two-year repayment term beginning in 2015 and a final maturity of October 2017. Nextel Brazil has financial covenants under this bank loan and was in compliance with all financial covenants under this loan as of December 31, 2013 and 2012.
Mexico Bank Loan. In December 2011, Nextel Mexico entered into a Mexican peso-denominated term loan facility providing for borrowings of up to an equivalent of $300.0 million with three Mexican banks. This loan agreement had a floating interest rate of TIIE, a floating interest rate set by the Mexican Central Bank, plus 2.00% (6.87% as of December 31, 2012). In the second quarter of 2013, we repaid all amounts outstanding under Nextel Mexico's term loan facility utilizing a portion of the proceeds from the issuance of our 7.875% senior notes.
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
Tower Financing Obligations.  From 2002 to 2008, we sold and subsequently leased back space on certain transmitter and receiver sites in Brazil and Mexico. Due to our continuing involvement with these properties, we account for these transactions as financing arrangements. As a result, we did not recognize any gains from the sales of these towers under these arrangements, and we maintain the tower assets on our consolidated balance sheets. In addition, we recognized the proceeds received as financing obligations. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to the owner of the site as other operating revenues because of our continuing involvement with the tower assets. During the years ended December 31, 2013, 2012 and 2011, we recognized $39.4 million, $56.8 million and $41.5 million, respectively, in other operating revenues related to these co-location lease arrangements.
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
Brazil Import Financing. Beginning in 2010, Nextel Brazil financed certain handset and infrastructure equipment purchased mainly from Motorola and Research in Motion, or RIM, which conducts business as BlackBerry, that was imported into Brazil through agreements with several Brazilian banks. Each tranche of these financings matured within a six to twelve-month period. In the second quarter of 2013, we repaid all amounts outstanding under Nextel Brazil's import financing arrangements utilizing a portion of the proceeds from the issuance of our 7.875% senior notes. As of December 31, 2012, our short-term financings, which consisted solely of Nextel Brazil's import financing arrangements, had a weighted average interest rate of 2.49%.
Debt Maturities.  For the years subsequent to December 31, 2013, scheduled annual maturities of all debt outstanding as of December 31, 2013 are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Principal Repayments
2014	$96,839
2015	201,962
2016	1,030,987
2017	237,887
2018	170,840
Thereafter	4,065,673
Total	$5,804,188

9.    Fair Value Measurements
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Securities.
As of December 31, 2013 and 2012, available-for-sale securities include $418.6 million and $204.8 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the years ended December 31, 2013, 2012 and 2011, we did not have any material unrealized gains or losses associated with these investments.
As a result of favorable market conditions during the third quarter of 2013, we sold $150.0 million in certificates of deposit for an immaterial gain. Prior to the third quarter of 2013, we classified these investments as held-to-maturity and recorded them at amortized cost. As a result of this sale, we transferred the remaining $167.2 million in short-term investments and $31.4 million in long-term investments held at one of our Spanish subsidiaries from held-to-maturity to available-for-sale and recognized an immaterial unrealized gain, which we recorded as other comprehensive income during 2013.
We account for our available-for-sale securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the Brazilian securities is based on the net asset value of the funds. The fair value of the certificates of deposit held at the corporate level is based on quoted market prices for the individual instruments. In our judgment, both of these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments at December 31, 2013 and 2012 are as follows:

	December 31,
	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net	$2,729,321	$1,227,950	$2,725,303	$2,256,070
NII International Telecom, S.C.A. senior notes, net	1,609,962	1,271,370	—	—
Bank loans and other	448,169	373,796	1,230,319	1,194,875
Equipment financing	653,557	620,173	557,043	494,284
	$5,441,009	$3,493,289	$4,512,665	$3,945,229
We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices in an active market, we consider this Level 1 in the fair value hierarchy.
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
During the first quarter of 2013, as a result of our assessment that our senior notes are valued based on quoted market prices in an active market, we transferred these senior notes to Level 1 in the fair value hierarchy. Prior to the first quarter of 2013, we concluded that there was insufficient trading activity to warrant a Level 1 classification of our senior notes and as a result, classified these senior notes as Level 2 in the fair value hierarchy. We also transferred our equipment financing facilities and bank loans from Level 3 to Level 2 on the fair value hierarchy during the first quarter of 2013 as the result of a reassessment of the underlying inputs.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are not material.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Commitments and Contingencies
Capital and Operating Lease Commitments.
We have co-location capital lease obligations on some of our transmitter and receiver sites in Mexico and Brazil. In addition, we have a capital lease obligation on our corporate aircraft. The remaining term of this lease agreement is six years. See Note 8 for further information regarding these agreements.
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2013, 2012 and 2011, total rent expense under operating leases was $333.9 million, $299.1 million and $265.4 million, respectively.
For years subsequent to December 31, 2013, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2014	$55,666	$294,307	$349,973
2015	55,630	283,370	339,000
2016	55,149	267,095	322,244
2017	54,496	251,125	305,621
2018	53,264	227,074	280,338
Thereafter	321,618	429,900	751,518
Total minimum lease payments	595,823	1,752,871	2,348,694
Less: imputed interest	(362,117)	—	(362,117)
Total	$233,706	$1,752,871	$1,986,577
Handset, Equipment and Other Commitments.
We are a party to purchase agreements with various suppliers, under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of December 31, 2013, we are committed to purchase $2.6 billion under these arrangements, $1.4 billion of which we expect to pay in 2014, $1.1 billion of which we expect to pay in 2015 and 2016 and the remaining $100.3 million of which we expect to pay in 2017. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on noncancelable quantities or termination amounts. We also purchase products and services as needed with no firm commitment.
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, Nextel Brazil had accrued liabilities of $70.9 million and $73.0 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $11.2 million and $20.7 million related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $456.8 million and $460.8 million as of December 31, 2013. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.    Capital Stock
We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.
During the years ended December 31, 2013, 2012 and 2011, we issued shares of common stock in connection with the exercise of stock options by employees and the vesting of employee restricted share awards.
As of December 31, 2013 and 2012, there were 172,104,720 shares and 171,653,078 shares of our common stock outstanding, respectively.
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
Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2013, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  Under our 2012 Incentive Compensation Plan, we had 22,089,643 shares of our common stock reserved for future issuance as of December 31, 2013, assuming our restricted stock units outstanding as of December 31, 2013 are settled in cash. As of December 31, 2013, common stock reserved for future issuance does not include 3,341,132 restricted stock units that were issued in 2013 that, if settled in shares of common stock, would reduce the shares available under our 2012 Incentive Compensation Plan by 5,011,698 shares. We had 7,721,927 shares of our common stock reserved for future issuance as of December 31, 2012, assuming our restricted stock units outstanding as of December 31, 2012 were settled in cash. As of December 31, 2012, common stock reserved for future issuance did not include 1,540,328 restricted stock units that were issued in 2012 that, if settled in shares of common stock, would have reduced the shares available under our 2012 Incentive Compensation Plan by 2,310,492 shares.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes
The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$727	$—
State, net of Federal tax benefit	—	—	—
Foreign	(63,982)	(176,748)	(363,900)
Total current income tax provision	(63,982)	(176,021)	(363,900)
Deferred:
Federal	(1,310)	895	7,906
State, net of Federal tax benefit	(146)	100	880
Foreign	(380,614)	16,882	3,908
Total deferred income tax (provision) benefit	(382,070)	17,877	12,694
Total income tax provision	$(446,052)	$(158,144)	$(351,206)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income from continuing operations before income tax provision is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory Federal tax rate	35%	35%	35%
Effect of foreign operations	(5)	(19)	1
Change in deferred tax asset valuation allowance	(72)	(53)	21
Intercompany transactions	(2)	(1)	—
Tax on subpart F income	—	(2)	2
Withholding tax	(2)	(7)	5
Tax — deductible dividends	3	7	(5)
Inflation adjustments	1	3	(3)
Income tax credits	—	1	(1)
Loss on Mexican fixed asset dispositions	—	—	2
Local statutory investment loss	5	—	—
Other nondeductible expenses	(1)	(2)	2
Other	—	2	(2)
Effective tax rate	(38)%	(36)%	57%

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$4,078,428	$506,553
Allowance for doubtful accounts	35,939	54,628
Accrued expenses	153,229	160,287
Accrual for contingent liabilities	22,117	22,525
Property, plant and equipment	73,073	248,169
Capital lease obligations	300,141	67,400
Deferred revenue	35,179	34,234
Equity compensation	71,139	81,238
Inventory reserve	22,621	19,289
Other	41,116	14,978
	4,832,982	1,209,301
Valuation allowance	(4,533,910)	(508,101)
Total deferred tax asset	299,072	701,200
Deferred tax liabilities:
Intangible assets	48,162	51,418
Unremitted foreign earnings	54,386	54,360
Deferred revenue	44,126	49,758
Property, plant and equipment	96,613	48,857
Other	12,388	14,619
Total deferred tax liability	255,675	219,012
Net deferred tax asset	$43,397	$482,188

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2013 and 2012, the cumulative amount of additional tax liability would have been approximately $41.4 million and $78.4 million, respectively.
We continued to assert our prior position regarding the repatriation of historical foreign earnings back to the U.S. During the first quarter of 2010, we determined that we will repatriate an additional amount of $200.0 million of 2010 undistributed earnings back to the U.S. in a taxable manner. This amount was in addition to the $26.3 million that remained to be repatriated in accordance with our 2007 decision to repatriate foreign earnings to the U.S., for a total of $226.3 million to be repatriated. As of December 31, 2012, we included a $54.4 million provision in deferred tax liability for U.S. Federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. This deferred tax liability decreased slightly in 2013 due to changes in foreign currency exchange rates to $54.2 million as of December 31, 2013. Except for the earnings associated with this provision and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries' undistributed earnings be remitted to the U.S. as taxable dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes that may be payable on the remaining undistributed earnings.
As of December 31, 2013, we had $1.1 billion of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expires in various amounts beginning in 2019 through 2033. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 relating to changes in our ownership.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, we had $8.4 million of capital loss carryforwards for U.S. Federal income tax purposes, which expires in 2014. We will only be able to utilize these capital losses to the extent we generate U.S. capital gains. As we do not believe we meet the more-likely-than-not criteria regarding the utilization of these capital losses prior to their expiration, we have established a full valuation allowance against these capital losses.
As of December 31, 2013, we had $313.6 million of net operating loss carryforwards in our Mexican subsidiaries. These carryforwards expire in various amounts and at various periods from 2014 to 2023. Nextel Chile had $790.9 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had $372.0 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
As of December 31, 2013, we had $10.7 billion of net operating loss carryforwards in our holding companies in Luxembourg that can be carried forward indefinitely. Our holding companies in Spain had $828.7 million of net operating loss carryforwards that can be carried forward 18 years, and our holding company in the Netherlands had $0.2 million of net operating loss carryforwards that can be carried forward nine years. These net operating loss carryforwards significantly increased from 2012 due to the writedown of the underlying investments under local statutory rules. Given the nature of activities that are considered taxable in these jusridictions and the activities engaged in by the holding companies, these net operating loss carryforwards will never be utilized by our holding companies and add no value to the company.
We excluded $210.3 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset presented above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital rather than a reduction to the income tax expense. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under the FASB's updated authoritative guidance on share-based payments; and (3) from excess stock option deductions accounted for under the FASB's updated authoritative guidance on share-based payments. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under the FASB's updated authoritative guidance on share-based payments. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in FASB's updated authoritative guidance on share-based payments.
During 2013, the deferred tax asset valuation allowance increased by a net amount of $4.0 billion. Our prior position of recording a full valuation allowance with respect to the net deferred tax assets of Nextel Chile and the U.S. continued in 2013, and we recorded a $151.3 million valuation allowance for these entities. Our prior position of recording a full valuation allowance with respect to the net deferred tax assets of our Luxembourg, Spain and Netherlands holding companies also continued in 2013, and we recorded a $3.3 billion valuation allowance for these entities. Due to the nature of these entities as holding companies and their tax status under local holding company rules, these net operating loss carryforwards will never be utilized by our holding companies and add no value to the company.
During the fourth quarter of 2013, we changed our prior position regarding the need for a valuation allowance with respect to one of our Brazil subsidiaries and two of our Mexico subsidiaries, and recorded full valuation allowances against the $382.9 million and $50.5 million net deferred tax assets of these Brazilian and Mexican subsidiaries, respectively. This valuation allowance is in addition to the $139.3 million valuation allowance recorded with respect to another one of our Mexican subsidiaries due to the change in our valuation allowance position for that subsidiary in the second quarter of 2013.
In accordance with the FASB's authoritative guidance on accounting for income taxes, we evaluated all available evidence, both positive and negative, in reaching this conclusion. In evaluating the need for a valuation allowance in Brazil and Mexico, we considered the following positive and negative evidence: (1) the recent history of cumulative U.S. GAAP pre-tax operating losses, (2) the trend of declining recent U.S. GAAP pre-tax profits or generation of pre-tax losses on a standalone annual basis, (3) the absence of tax planning strategies that would allow for the utilization of these deferred tax assets, and (4) the companies are expected to generate pre-tax U.S. GAAP losses in the near future.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2013 and 2012:

	2013	2012
	(in millions)
Brazil	$419.1	$36.2
Chile	198.0	177.4
U.S.	363.8	233.2
Peru	—	31.3
Luxembourg	3,131.4	26.8
Mexico	190.7	0.8
Spain	230.9	2.4
Total	$4,533.9	$508.1

Of the $4.5 billion valuation allowance in existence as of December 31, 2013, $287.8 million was classified as current and $4.2 billion was classified as non-current in our consolidated financial statements.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management's control. If our operations demonstrate profitability, we may reverse deferred tax asset valuation allowances by jurisdiction in the future. While we will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2014 to determine the appropriate level of valuation allowance, at this time, we do not believe it is reasonably possible that we will release any portion of the valuation allowance in the following 12 months.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile - 1993; U.S. - 1999; Argentina and Mexico - 2006; Brazil - 2007; and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of our provision for income taxes.
The following table shows a reconciliation of our unrecognized tax benefits according to the FASB’s authoritative guidance on accounting for uncertainty in income taxes, as of December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at January 1	$35,639	$35,572	$102,880
Additions for current year tax positions	—	3,118	2,896
Additions for prior year tax positions	—	—	—
Reductions for current year tax positions	—	(551)	—
Reductions for prior year tax positions	(26,519)	(2,197)	(60,501)
Lapse of statute of limitations	—	—	(1,392)
Settlements with taxing authorities	—	—	—
Foreign currency translation adjustment	(434)	(303)	(8,311)
Unrecognized tax benefits at December 31	$8,686	$35,639	$35,572
The unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $2.1 million as of December 31, 2013, $4.8 million as of December 31, 2011 and $5.7 million as of December 31, 2011. We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2013, 2012 and 2011, we recognized $0.2 million, $0.3 million and $0.3 million, respectively, of interest and penalties in our current income tax provision and statement of financial position. Unrecognized tax benefits (including penalties and interest) were released in the amount of $26.5 million in 2013 due to the effective resolution of a tax position with the Internal Revenue Service

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $2.7 million in 2012 due to a change in estimates. As of December 31, 2013, we had accrued $2.3 million for the payment of interest and penalties, $2.4 million as of December 31, 2012 and $2.3 million as of December 31, 2011. We classify our uncertain tax positions as non-current income tax liabilities.
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
Effective January 1, 2014, the Mexican government passed legislation to keep the corporate income tax rate fixed at 30%, which repealed the scheduled tax rate reduction previously approved in December 2012.
On September 5, 2012, the Chilean government enacted legislation increasing the corporate income tax rate from 18.5% to 20%. This increased rate applies to income derived and accrued in 2012 and thereafter.
(Loss) income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$(378,942)	$(313,716)	$(284,164)
Non-U.S.	(784,423)	(125,619)	898,064
Total	$(1,163,365)	$(439,335)	$613,900

13.     Employee Stock and Benefit Plans
In May 2012, our stockholders adopted the 2012 Incentive Compensation Plan, which replaced our prior incentive compensation plans. The 2012 Incentive Compensation Plan provides us with the ability to award stock options, restricted stock, restricted stock units, and cash-based incentives to our employees, directors and consultants. The 2012 Incentive Compensation Plan incorporated the outstanding equity grants and remaining shares available for grant under our prior plans. Our stockholders previously authorized the Company to grant equity and equity-related incentives up to a maximum of 64,933,332 shares of common stock, subject to adjustments. At the time of adoption of the 2012 Incentive Compensation Plan, there were 9,731,179 shares authorized, unissued and available for grant under the 2012 Incentive Compensation Plan. All grants or awards made under the 2012 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum term of ten years.
Historically, our Board of Directors has granted equity-related incentives consisting of stock options, restricted stock awards and restricted stock units to employees on an annual basis near the end of April. On April 30, 2013, our Board of Directors granted 1,375,969 stock options, 358,555 restricted stock awards and 2,645,779 restricted stock units to certain of our employees and directors in connection with this annual grant of equity-related incentives. Stock options, restricted stock awards, and restricted stock units are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. In addition, under the provisions outlined in the 2012 Incentive Compensation Plan, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 1,000,000 shares in the aggregate for the plan year) and restricted stock/restricted stock unit awards (not to exceed 500,000 shares in the aggregate for the plan year) to employees who are not executive officers.
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for stock compensation. Under the guidance, stock compensation expense is measured at the grant date, based on the estimated fair value of the award when settled in shares, and is recognized, net of estimated forfeitures, over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Our stock options and restricted shares generally vest thirty-three percent per year over a three-year period. We adjusted our compensation expense to reflect actual forfeitures for the years ended December 31, 2013, 2012 and 2011.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013, 2012 and 2011, we recognized $9.0 million, $20.3 million and $40.0 million, respectively, in share-based compensation expense related to stock options. For the years ended December 31, 2013, 2012 and 2011, we recognized $20.0 million, $22.2 million and $14.6 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. Amounts recognized in the income statement for tax benefits related to share-based payment arrangements in 2013, 2012 and 2011 were not material. We include substantially all share-based compensation expense, including restricted stock expense, as a component of selling, general and administrative expenses based on classification of the compensation expense for the applicable grantee. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. As of December 31, 2013, there was approximately $10.8 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.47 years. Cash (paid) received from exercise under all share-based payment arrangements was $(1.0) million for 2013, $(2.0) million for 2012 and $25.0 million for 2011.
Stock Option Awards
The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	13,961,759	$39.21
Granted	1,475,969	8.28
Exercised	—	—
Forfeited	(4,177,860)	36.44
Outstanding, December 31, 2013	11,259,868	36.20	5.23	$67,800
Exercisable, December 31, 2013	8,706,525	43.23	4.14	—
Total intrinsic value of options exercised for the years ended December 31, 2012 and 2011 was $0.2 million and $25.6 million, respectively. There were no options exercised during the year ended December 31, 2013. The total fair value of vested options was $39.1 million, $54.3 million and $61.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.
The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $4.64 for each option granted during the year ended December 31, 2013, $7.31 for each option granted during the year ended December 31, 2012 and $17.62 for each option granted during the year ended December 31, 2011 based on the following assumptions:

	2013	2012	2011
Risk free interest rate	0.63% - 1.49%	0.62% - 0.95%	1.82% - 2.05%
Expected stock price volatility	56.56% - 69.53%	50.00% - 56.56%	49.85% - 50.00%
Expected term in years	4.78 - 4.81	4.65 - 4.78	4.65 - 4.76
Expected dividend yield	—	—	—
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
Restricted Stock and Restricted Stock Unit Awards
Restricted stock includes both non-vested restricted stock awards and restricted stock units. Following is a summary of our restricted stock:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards as of December 31, 2012	2,971,757	$21.95
Granted	3,024,472	8.69
Vested	(1,051,863)	24.15
Forfeited	(1,024,881)	16.44
Restricted stock awards as of December 31, 2013	3,919,485	12.99
If a participant terminates employment prior to the vesting dates, the unvested shares are forfeited and available for reissuance under the terms of the 2012 Incentive Compensation Plan. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2013, there was approximately $29.6 million in unrecognized compensation cost related to restricted stock. We expect this cost to be recognized over a weighted average period of 1.46 years. The total fair value of restricted stock awards vested was $7.7 million during 2013 and $11.1 million during 2012. The weighted average grant date fair value of restricted stock awards granted during 2013 was $8.69 per unit compared to $16.97 per unit for 2012 and $40.28 per unit for 2011.

14.    Segment Information
We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. Our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina, and (4) Chile. We have recast our segment information for the years ended December 31, 2012 and 2011 to present Nextel Chile as a reportable segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Mexico	Argentina	Chile	Corporate and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2013
Operating revenues	$2,208,034	$1,872,697	$636,448	$72,677	$(17,292)	$4,772,564
Segment earnings (losses)	$311,129	$179,896	$179,418	$(134,057)	$(177,850)	$358,536
Less:
Impairment and restructuring charges						(171,047)
Depreciation and amortization						(698,347)
Foreign currency transaction losses, net						(143,745)
Interest expense and other, net						(508,762)
Loss before income tax provision						$(1,163,365)
Capital expenditures	$461,458	$375,522	$21,183	$10,854	$13,931	$882,948
Year Ended December 31, 2012
Operating revenues	$2,902,350	$2,109,573	$685,201	$49,886	$(3,888)	$5,743,122
Segment earnings (losses)	$674,632	$561,059	$180,956	$(173,229)	$(289,485)	$953,933
Less:
Impairment and restructuring						(329,767)
Depreciation and amortization						(649,545)
Foreign currency transaction losses, net						(53,957)
Interest expense and other, net						(359,999)
Loss before income tax provision						$(439,335)
Capital expenditures	$632,796	$523,555	$56,825	$115,421	$92,520	$1,421,117
Year Ended December 31, 2011
Operating revenues	$3,456,758	$2,249,447	$648,926	$27,103	$(1,417)	$6,380,817
Segment earnings (losses)	$1,047,297	$747,247	$168,790	$(74,613)	$(333,971)	$1,554,750
Less:
Depreciation and amortization						(588,164)
Foreign currency transaction losses, net						(37,297)
Interest expense and other, net						(315,389)
Income before income tax provision						$613,900
Capital expenditures	$656,498	$387,345	$86,363	$115,479	$99,020	$1,344,705
December 31, 2013
Identifiable assets	$3,705,642	$2,695,091	$451,041	$169,062	$1,659,118	$8,679,954
December 31, 2012
Identifiable assets	$4,191,668	$2,458,361	$484,343	$199,365	$1,889,341	$9,223,078

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2013
Operating revenues	$1,330,839	$1,259,560	$1,101,265	$1,080,900
Operating loss	(79,516)	(82,005)	(162,757)	(186,580)
Net loss from continuing operations	(185,820)	(384,856)	(293,131)	(745,610)
Net loss from discontinued operations	(21,684)	(11,495)	(6,810)	(193)
Net loss from continuing operations, per common share, basic and diluted	$(1.08)	$(2.23)	$(1.70)	$(4.33)
Net loss from discontinued operations, per common share, basic and diluted	$(0.13)	$(0.07)	$(0.04)	$—

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2012
Operating revenues	$1,544,359	$1,409,424	$1,407,367	$1,381,972
Operating income (loss)	196,786	63,719	60,254	(346,138)
Net income (loss) from continuing operations	25,851	(85,266)	(61,678)	(476,386)
Net loss from discontinued operations	(12,262)	(18,245)	(20,740)	(116,523)
Net income (loss) from continuing operations, per common share, basic and diluted	$0.15	$(0.50)	$(0.36)	$(2.77)
Net loss from discontinued operations, per common share, basic and diluted	$(0.07)	$(0.10)	$(0.12)	$(0.68)
The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.
In August 2013, we completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Peru, to Entel. As a result of the sale of Nextel Peru, the quarterly amounts included above differ from the amounts originally included in our quarterly report on 10-Q for the three months ended March 31, 2013. See Note 4 for more information.
In the first quarter of 2013, we recorded $124.6 million in impairment and restructuring charges, the majority of which related to the discontinuation of software to support our customer relationship management systems and the restructuring of our outsourcing agreements with NSN. See Note 3 for more information.
In December 2012, we determined that the carrying value of the asset group within our Nextel Chile operating segment was not recoverable and recorded a non-cash asset impairment charge of $298.8 million to reduce the carrying amount of the asset group to its fair value. See Note 3 for more information.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Condensed Consolidating Financial Statements
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
In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2013 and 2012, as well as condensed consolidating statements of comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011 and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.
In connection with the preparation of this annual report on Form 10-K, we made certain immaterial adjustments to our condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments on behalf of certain guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net (decrease) increase in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) decreasing the parent company's net cash outflows from operating activities and increasing the parent company's net cash outflows from investing activities for the years ended December 31, 2012 and 2011by $171.8 million and $225.3 million, respectively, and b) increasing the guarantors' net cash outflows from operating activities for the same periods by $167.0 million and $226.6 million, respectively, increasing the guarantors' net cash outflows from investing activities by $76.9 million and $122.1 million, respectively, and increasing the guarantors' net cash inflows from financing activities by $243.9 million and $348.7 million, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$356,314	$—	$5,586	$1,371,883	$—	$1,733,783
Short-term investments	—	—	—	585,760	—	585,760
Accounts receivable, net	—	—	627	521,936	—	522,563
Short-term intercompany receivables	31,803	129,810	72,595	4,779	(238,987)	—
Handset and accessory inventory	—	—	—	342,585	—	342,585
Deferred income taxes, net	—	—	1,145	126,250	—	127,395
Prepaid expenses and other	6,832	—	7,914	421,354	—	436,100
Total current assets	394,949	129,810	87,867	3,374,547	(238,987)	3,748,186
Property, plant and equipment, net	—	—	130,729	3,257,618	(287)	3,388,060
Investments in and advances to affiliates	1,867,753	1,503,202	1,562,080	—	(4,933,035)	—
Intangible assets, net	18,000	—	—	975,669	—	993,669
Deferred income taxes, net	16,025	—	—	26,716	(16,028)	26,713
Long-term intercompany receivables	1,474,658	3,714,760	701,680	1,354	(5,892,452)	—
Other assets	29,381	32,556	15,383	446,006	—	523,326
Total assets	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$727	$368,329	$—	$369,056
Short-term intercompany payables	464,798	132,007	1,485,835	159,322	(2,241,962)	—
Accrued expenses and other	—	59,490	26,089	887,177	(222)	972,534
Deferred revenues	—	—	—	128,148	—	128,148
Current portion of long-term debt	—	—	1,871	94,968	—	96,839
Deposits related to 2013 sale of towers	—	—	—	720,013	—	720,013
Total current liabilities	464,798	191,497	1,514,522	2,357,957	(2,242,184)	2,286,590
Long-term debt	23	2,729,321	33,864	2,933,424	—	5,696,632
Deferred revenues	—	—	—	11,238	—	11,238
Deferred tax liabilities	3	2,950	15,384	106,682	(16,028)	108,991
Long-term intercompany payables	2,950,226	—	10,390	929,990	(3,890,606)	—
Other long-term liabilities	30,329	—	10,248	180,539	—	221,116
Total liabilities	3,445,379	2,923,768	1,584,408	6,519,830	(6,148,818)	8,324,567
Total stockholders’ equity	355,387	2,456,560	913,331	1,562,080	(4,931,971)	355,387
Total liabilities and stockholders’ equity	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$735,022	$—	$6,469	$629,682	$—	$1,371,173
Short-term investments	—	—	—	204,834	—	204,834
Accounts receivable, net	—	—	1,820	672,639	—	674,459
Short-term intercompany receivables	19,716	79,899	39,126	6,564	(145,305)	—
Handset and accessory inventory	—	—	—	323,329	—	323,329
Deferred income taxes, net	—	—	4,947	174,539	(3,733)	175,753
Prepaid expenses and other	6,617	—	10,001	471,473	—	488,091
Assets held for sale	—	—	—	97,393	—	97,393
Total current assets	761,355	79,899	62,363	2,580,453	(149,038)	3,335,032
Property, plant and equipment, net	—	—	223,888	3,307,670	(287)	3,531,271
Investments in and advances to affiliates	2,717,391	2,291,545	2,388,414	—	(7,397,350)	—
Intangible assets, net	18,000	—	—	1,107,382	—	1,125,382
Deferred income taxes, net	13,683	—	—	367,181	(13,683)	367,181
Long-term intercompany receivables	2,377,065	3,762,924	735,842	166,075	(7,041,906)	—
Other assets	16,280	38,942	22,356	386,334	—	463,912
Assets held for sale	—	—	—	400,300	—	400,300
Total assets	$5,903,774	$6,173,310	$3,432,863	$8,315,395	$(14,602,264)	$9,223,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$5,927	$418,250	$—	$424,177
Short-term intercompany payables	597,678	132,136	1,555,745	488,730	(2,774,289)	—
Accrued expenses and other	3,734	59,490	28,760	881,416	(3,607)	969,793
Deferred revenues	—	—	22	144,083	—	144,105
Current portion of long-term debt	—	—	12,851	81,188	—	94,039
Liabilities held for sale	—	—	—	127,911	—	127,911
Total current liabilities	601,412	191,626	1,603,305	2,141,578	(2,777,896)	1,760,025
Long-term debt	23	2,725,303	39,493	2,000,686	—	4,765,505
Deferred revenues	—	—	—	14,007	—	14,007
Deferred tax liabilities	—	2,950	11,945	56,977	(13,683)	58,189
Long-term intercompany payables	2,953,495	—	8,778	1,452,125	(4,414,398)	—
Other long-term liabilities	32,395	—	14,900	248,873	—	296,168
Liabilities held for sale	—	—	—	12,735	—	12,735
Total liabilities	3,587,325	2,919,879	1,678,421	5,926,981	(7,205,977)	6,906,629
Total stockholders’ equity	2,316,449	3,253,431	1,754,442	2,388,414	(7,396,287)	2,316,449
Total liabilities and stockholders’ equity	$5,903,774	$6,173,310	$3,432,863	$8,315,395	$(14,602,264)	$9,223,078

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,114	$4,772,522	$(3,072)	$4,772,564
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	2,383,955	—	2,383,955
Selling, general and administrative	3,136	—	167,180	1,751,400	(8,262)	1,913,454
Provision for doubtful accounts	—	—	—	116,619	—	116,619
Impairment and restructuring charges	—	—	97,063	73,984	—	171,047
Management fee and other	—	—	(75,116)	106,264	(31,148)	—
Depreciation and amortization	—	—	28,055	670,292	—	698,347
	3,136	—	217,182	5,102,514	(39,410)	5,283,422
Operating loss	(3,136)	—	(214,068)	(329,992)	36,338	(510,858)
Other income (expense)
Interest expense, net	(562)	(240,132)	(1,379)	(297,086)	—	(539,159)
Intercompany interest expense	(234,799)	—	(59)	(51,740)	286,598	—
Interest income	913	—	9	42,457	—	43,379
Intercompany interest income	1,340	284,709	549	—	(286,598)	—
Foreign currency transaction losses, net	—	—	—	(143,745)	—	(143,745)
Equity in loss of affiliates	(1,473,856)	(1,274,274)	(1,269,438)	—	4,017,568	—
Other income (expense), net	36,017	—	612	(13,273)	(36,338)	(12,982)
	(1,670,947)	(1,229,697)	(1,269,706)	(463,387)	3,981,230	(652,507)
Loss from continuing operations before income tax benefit (provision)	(1,674,083)	(1,229,697)	(1,483,774)	(793,379)	4,017,568	(1,163,365)
Income tax benefit (provision)	24,484	(16,548)	(18,111)	(435,877)	—	(446,052)
Net loss from continuing operations	(1,649,599)	(1,246,245)	(1,501,885)	(1,229,256)	4,017,568	(1,609,417)
Loss from discontinued operations, net of income taxes	—	—	—	(40,182)	—	(40,182)
Net loss	$(1,649,599)	$(1,246,245)	$(1,501,885)	$(1,269,438)	$4,017,568	$(1,649,599)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(334,893)	$(335,183)	$(335,183)	$(335,183)	$1,005,549	$(334,893)
Other	2,257	2,257	2,257	2,257	(6,771)	2,257
Other comprehensive loss	(332,636)	(332,926)	(332,926)	(332,926)	998,778	(332,636)
Net loss	(1,649,599)	(1,246,245)	(1,501,885)	(1,269,438)	4,017,568	(1,649,599)
Total comprehensive loss	$(1,982,235)	$(1,579,171)	$(1,834,811)	$(1,602,364)	$5,016,346	$(1,982,235)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,071	$5,744,605	$(4,554)	$5,743,122
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	73	2,405,596	(1,483)	2,404,186
Selling, general and administrative	3,180	2	309,680	1,867,799	(12,973)	2,167,688
Provision for doubtful accounts	—	—	—	217,315	—	217,315
Impairments and restructuring charges	—	—	—	329,767	—	329,767
Management fee and other	—	—	(126,971)	225,202	(98,231)	—
Depreciation and amortization	—	—	36,079	613,466	—	649,545
	3,180	2	218,861	5,659,145	(112,687)	5,768,501
Operating (loss) income	(3,180)	(2)	(215,790)	85,460	108,133	(25,379)
Other income (expense)
Interest expense, net	(23,646)	(229,652)	(2,072)	(110,151)	—	(365,521)
Intercompany interest expense	(215,501)	—	—	(84,203)	299,704	—
Interest income	15,292	24,181	801	(6,412)	—	33,862
Intercompany interest income	1	261,352	186	38,165	(299,704)	—
Foreign currency transaction losses, net	—	—	—	(53,957)	—	(53,957)
Equity in loss of affiliates	(639,902)	(443,294)	(434,443)	—	1,517,639	—
Other income (expense), net	86,324	—	101	(6,632)	(108,133)	(28,340)
	(777,432)	(387,413)	(435,427)	(223,190)	1,409,506	(413,956)
Loss from continuing operations before income tax benefit (provision)	(780,612)	(387,415)	(651,217)	(137,730)	1,517,639	(439,335)
Income tax benefit (provision)	15,363	(19,731)	(24,833)	(128,943)	—	(158,144)
Net loss from continuing operations	(765,249)	(407,146)	(676,050)	(266,673)	1,517,639	(597,479)
Loss from discontinued operations, net of income taxes	—	—	—	(167,770)	—	(167,770)
Net loss	$(765,249)	$(407,146)	$(676,050)	$(434,443)	$1,517,639	$(765,249)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(97,589)	$(96,593)	$(96,593)	$(96,593)	$289,779	$(97,589)
Other	(1,802)	(1,802)	(1,802)	(1,802)	5,406	(1,802)
Other comprehensive loss	(99,391)	(98,395)	(98,395)	(98,395)	295,185	(99,391)
Net loss	(765,249)	(407,146)	(676,050)	(434,443)	1,517,639	(765,249)
Total comprehensive loss	$(864,640)	$(505,541)	$(774,445)	$(532,838)	$1,812,824	$(864,640)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,072	$6,380,817	$(3,072)	$6,380,817
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	162	2,465,602	—	2,465,764
Selling, general and administrative	3,467	179	322,941	1,888,945	(14,430)	2,201,102
Provision for doubtful accounts	—	—	—	159,201	—	159,201
Management fee and other	—	—	(153,035)	223,630	(70,595)	—
Depreciation and amortization	—	—	12,334	575,830	—	588,164
	3,467	179	182,402	5,313,208	(85,025)	5,414,231
Operating (loss) income	(3,467)	(179)	(179,330)	1,067,609	81,953	966,586
Other income (expense)
Interest expense, net	(59,137)	(166,940)	(2,715)	(82,943)	—	(311,735)
Intercompany interest expense	(172,465)	—	—	(67,677)	240,142	—
Interest income	2,792	—	7	31,297	—	34,096
Intercompany interest income	16,629	222,866	200	447	(240,142)	—
Foreign currency transaction losses	(4)	—	—	(37,293)	—	(37,297)
Equity in income of affiliates	324,435	506,345	520,665	—	(1,351,445)	—
Other income (expense), net	67,040	—	(113)	(22,724)	(81,953)	(37,750)
	179,290	562,271	518,044	(178,893)	(1,433,398)	(352,686)
Income before income tax benefit (provision)	175,823	562,092	338,714	888,716	(1,351,445)	613,900
Income tax benefit (provision)	49,373	(17,260)	(52,766)	(330,553)	—	(351,206)
Net income from continuing operations	225,196	544,832	285,948	558,163	(1,351,445)	262,694
Loss from discontinued operations, net of income taxes	—	—	—	(37,498)	—	(37,498)
Net income	$225,196	$544,832	$285,948	$520,665	$(1,351,445)	$225,196

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(462,457)	$(462,457)	$(462,457)	$(462,457)	$1,387,371	$(462,457)
Other	(342)	(342)	(342)	(342)	1,026	(342)
Other comprehensive loss	(462,799)	(462,799)	(462,799)	(462,799)	1,388,397	(462,799)
Net income	225,196	544,832	285,948	520,665	(1,351,445)	225,196
Total comprehensive (loss) income	$(237,603)	$82,033	$(176,851)	$57,866	$36,952	$(237,603)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,649,599)	$(1,246,245)	$(1,501,885)	$(1,269,438)	$4,017,568	$(1,649,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,477,932	1,298,129	1,342,141	1,413,777	(4,067,478)	1,464,501
Total operating cash (used in) provided by continuing operations	(171,667)	51,884	(159,744)	144,339	(49,910)	(185,098)
Total operating cash used in discontinued operations	—	—	—	(7,353)	—	(7,353)
Net cash (used in) provided by operating activities	(171,667)	51,884	(159,744)	136,986	(49,910)	(192,451)
Cash flows from investing activities:
Capital expenditures	—	—	(14,232)	(650,645)	—	(664,877)
Purchases of licenses	—	—	—	(53,066)	—	(53,066)
Purchases of long-term and short-term investments	—	—	—	(2,360,529)	—	(2,360,529)
Proceeds from sales of long-term and short-term investments	—	—	—	1,942,886	—	1,942,886
Proceeds from 2013 sale of towers, net	—	—	—	721,404	—	721,404
Transfers to restricted cash	(15,050)	—	—	(26,659)	—	(41,709)
Transfers from restricted cash	—	—	—	2,273	—	2,273
Investment in subsidiaries	(191,526)	(1,974)	(1,260)	—	194,760	—
Other, net	545	—	—	191	(529)	207
Total investing cash used in continuing operations	(206,031)	(1,974)	(15,492)	(424,145)	194,231	(453,411)
Total investing cash provided by discontinued operations	—	—	—	275,799	—	275,799
Net cash used in investing activities	(206,031)	(1,974)	(15,492)	(148,346)	194,231	(177,612)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	1,600,000	—	1,600,000
Borrowings under line of credit	—	—	—	45	—	45
Borrowings under equipment financing	—	—	—	145,077	—	145,077
Repayments under syndicated loan facilities	—	—	—	(473,918)	—	(473,918)
Repayments of import financing	—	—	—	(37,422)	—	(37,422)
Repayments under tower financing and other borrowings	—	—	(16,608)	(46,887)	—	(63,495)
Payment of line of credit	—	—	—	(362,736)	—	(362,736)
Intercompany dividends	—	(49,910)	—	—	49,910	—
Capital contributions	—	20	191,506	3,234	(194,760)	—
Other, net	(1,010)	(20)	(545)	(27,551)	529	(28,597)
Total financing cash (used in) provided by continuing operations	(1,010)	(49,910)	174,353	799,842	(144,321)	778,954
Total financing cash used in discontinued operations	—	—	—	(2,363)	—	(2,363)
Net cash (used in) provided by financing activities	(1,010)	(49,910)	174,353	797,479	(144,321)	776,591
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(56,236)	—	(56,236)
Change in cash and cash equivalents held for sale	—	—	—	12,318	—	12,318
Net (decrease) increase in cash and cash equivalents	(378,708)	—	(883)	742,201	—	362,610
Cash and cash equivalents, beginning of year	735,022	—	6,469	629,682	—	1,371,173
Cash and cash equivalents, end of year	$356,314	$—	$5,586	$1,371,883	$—	$1,733,783

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(765,249)	$(407,146)	$(676,050)	$(434,443)	$1,517,639	$(765,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	768,542	567,599	567,116	1,077,223	(1,869,145)	1,111,335
Total operating cash provided by (used in) continuing operations	3,293	160,453	(108,934)	642,780	(351,506)	346,086
Total operating cash provided by discontinued operations	—	—	—	7,097	—	7,097
Net cash provided by (used in) operating activities	3,293	160,453	(108,934)	649,877	(351,506)	353,183
Cash flows from investing activities:
Capital expenditures	—	—	(92,574)	(949,905)	—	(1,042,479)
Purchases of licenses	—	—	—	(100,185)	—	(100,185)
Purchases of long-term and short-term investments	—	—	—	(1,678,918)	—	(1,678,918)
Proceeds from sales of long-term and short-term investments	224,330	—	—	1,589,453	—	1,813,783
Intercompany borrowings	—	—	—	(300)	300	—
Transfers to restricted cash	—	—	—	(11,969)	—	(11,969)
Transfers from restricted cash	—	—	—	7,882	—	7,882
Investment in subsidiaries	(318,949)	(9,445)	—	—	328,394	—
Other, net	—	—	—	1,018	—	1,018
Total investing cash used in continuing operations	(94,619)	(9,445)	(92,574)	(1,142,924)	328,694	(1,010,868)
Total investing cash used in discontinued operations	—	—	—	(44,292)	—	(44,292)
Net cash used in investing activities	(94,619)	(9,445)	(92,574)	(1,187,216)	328,694	(1,055,160)
Cash flows from financing activities:
Borrowings under line of credit	—	—	—	212,770	—	212,770
Borrowings under equipment financing	—	—	—	269,546	—	269,546
Repayments under syndicated loan facilities	—	—	—	(97,403)	—	(97,403)
Repayments of import financing	—	—	—	(175,923)	—	(175,923)
Purchases of convertible notes	(212,782)	—	—	—	—	(212,782)
Proceeds from intercompany long-term loan	—	—	300	—	(300)	—
Principal repayments under spectrum license financing	—	—	—	(1,513)	—	(1,513)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Capital contributions	—	—	318,949	9,445	(328,394)	—
Other, net	(3,228)	(778)	(19,368)	(109,009)	—	(132,383)
Total financing cash (used in) provided by continuing operations	(216,010)	(151,964)	199,561	7,913	22,812	(137,688)
Total financing cash used in discontinued operations	—	—	—	(100,607)	—	(100,607)
Net cash (used in) provided by financing activities	(216,010)	(151,964)	199,561	(92,694)	22,812	(238,295)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	844	—	844
Change in cash and cash equivalents held for sale	—	—	—	(58)	—	(58)
Net decrease in cash and cash equivalents	(307,336)	(956)	(1,947)	(629,247)	—	(939,486)
Cash and cash equivalents, beginning of year	1,042,358	956	8,416	1,258,929	—	2,310,659
Cash and cash equivalents, end of year	$735,022	$—	$6,469	$629,682	$—	$1,371,173

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$225,196	$544,832	$285,948	$520,665	$(1,351,445)	$225,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(117,264)	(551,291)	(498,345)	800,350	1,128,167	761,617
Total operating cash provided by (used in) continuing operations	107,932	(6,459)	(212,397)	1,321,015	(223,278)	986,813
Total operating cash used in discontinued operations	—	—	—	(4,422)	—	(4,422)
Net cash provided by (used in) operating activities	107,932	(6,459)	(212,397)	1,316,593	(223,278)	982,391
Cash flows from investing activities:
Capital expenditures	—	—	(122,124)	(839,670)	—	(961,794)
Purchases of licenses	—	—	—	(138,678)	—	(138,678)
Purchases of long-term and short-term investments	(329,292)	—	—	(1,969,117)	—	(2,298,409)
Proceeds from sales of long-term and short-term investments	585,000	—	—	1,891,986	—	2,476,986
Transfers to restricted cash	(276)	—	—	(4,701)	—	(4,977)
Transfers from restricted cash	—	—	—	136,467	—	136,467
Intercompany borrowings	(76,141)	(1,424,860)	—	—	1,501,001	—
Proceeds from intercompany borrowings	137,089	—	—	—	(137,089)	—
Investment in subsidiaries	(475,821)	(1,246)	—	—	477,067	—
Other, net	—	—	—	4,207	—	4,207
Total investing cash used in continuing operations	(159,441)	(1,426,106)	(122,124)	(919,506)	1,840,979	(786,198)
Total investing cash used in discontinued operations	—	—	—	(124,085)	—	(124,085)
Net cash used in investing activities	(159,441)	(1,426,106)	(122,124)	(1,043,591)	1,840,979	(910,283)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,439,500	—	—	—	1,439,500
Borrowings under line of credit	—	—	—	745,150	—	745,150
Borrowings under long-term credit facility	—	—	—	365,386	—	365,386
Borrowings under equipment financing	—	—	—	42,675	—	42,675
Repayments under syndicated loan facilities	—	—	—	(237,771)	—	(237,771)
Repayments under spectrum license financing	—	—	—	(683,878)	—	(683,878)
Repayments under intercompany long-term loan	—	—	—	(137,089)	137,089	—
Repayments of import financing	—	—	—	(129,919)	—	(129,919)
Capital contributions	—	103,302	371,721	2,044	(477,067)	—
Proceeds from intercompany long-term loan	1,424,860	—	—	76,141	(1,501,001)	—
Purchases of convertible notes	(904,200)	—	—	—	—	(904,200)
Intercompany dividends	—	(84,139)	(139,139)	—	223,278	—
Other, net	25,010	(25,170)	(11,831)	(70,018)	—	(82,009)
Total financing cash provided by (used in) continuing operations	545,670	1,433,493	220,751	(27,279)	(1,617,701)	554,934
Total financing cash used in discontinued operations	—	—	—	(29,931)	—	(29,931)
Net cash provided by (used in) financing activities	545,670	1,433,493	220,751	(57,210)	(1,617,701)	525,003
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(41,693)	—	(41,693)
Change in cash and cash equivalents held for sale	—	—	—	51,264	—	51,264
Net increase (decrease) in cash and cash equivalents	494,161	928	(113,770)	225,363	—	606,682
Cash and cash equivalents, beginning of year	548,197	28	122,186	1,033,566	—	1,703,977
Cash and cash equivalents, end of year	$1,042,358	$956	$8,416	$1,258,929	$—	$2,310,659

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2013, we issued $700.0 million in aggregate principal amount of our 7.875% senior notes due in 2019. In addition, in February 2013 and April 2013, we issued $900.0 million in aggregate principal amount of our 11.375% senior notes due 2019. We refer to the senior notes issued in 2013 collectively as the "2013 notes." The 2013 notes are senior unsecured obligations of NIIT, which is an indirect subsidiary of NII Holdings, Inc., and are guaranteed NII Holdings, Inc. This guarantee is full and unconditional; however, NII Holdings, Inc. is not subject to any of the restrictive covenants in the indentures governing the 2013 notes. Subject to certain exceptions, the 2013 notes rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness of NIIT and NII Holdings, Inc. In addition, the 2013 notes are structurally senior to all of NII Capital Corp.'s unsecured indebtedness. No subsidiaries of NIIT guarantee the 2013 notes. As a result, the notes are structurally subordinated to all existing and future liabilities and obligations of the subsidiaries of NIIT.
In connection with the issuance of the 2013 notes, the guarantees thereof and our anticipated registration of these notes, we are providing certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2013 and 2012, as well as condensed consolidating statements of comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011 and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, of: (a) the parent company and guarantor entity, NII Holdings, Inc.; (b) the subsidiary issuer, NIIT; (c) the non-guarantor subsidiaries on a combined basis; (d) consolidating adjustments; and (e) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$356,314	$771,347	$606,122	$—	$1,733,783
Short-term investments	—	167,189	418,571	—	585,760
Accounts receivable, net	—	—	522,563	—	522,563
Short-term intercompany receivables	31,803	66,000	130,768	(228,571)	—
Handset and accessory inventory	—	—	342,585	—	342,585
Deferred income taxes, net	—	—	127,395	—	127,395
Prepaid expenses and other	6,832	700	428,568	—	436,100
Total current assets	394,949	1,005,236	2,576,572	(228,571)	3,748,186
Property, plant and equipment, net	—	—	3,388,347	(287)	3,388,060
Investments in and advances to affiliates	1,867,753	1,842,211	—	(3,709,964)	—
Intangible assets, net	18,000	—	975,669	—	993,669
Deferred income taxes, net	16,025	—	26,716	(16,028)	26,713
Long-term intercompany receivables	1,474,658	1,145,218	3,981,213	(6,601,089)	—
Other assets	29,381	54,167	439,778	—	523,326
Total assets	$3,800,766	$4,046,832	$11,388,295	$(10,555,939)	$8,679,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$369,056	$—	$369,056
Short-term intercompany payables	464,798	80,200	1,671,827	(2,216,825)	—
Accrued expenses and other	—	59,527	913,229	(222)	972,534
Deferred revenues	—	—	128,148	—	128,148
Current portion of long-term debt	—	—	96,839	—	96,839
Deposits related to 2013 sale of towers	—	—	374,569	345,444	720,013
Total current liabilities	464,798	139,727	3,553,668	(1,871,603)	2,286,590
Long-term debt	23	1,609,962	4,432,091	(345,444)	5,696,632
Deferred revenues	—	—	11,238	—	11,238
Deferred tax liabilities	3	—	125,016	(16,028)	108,991
Long-term intercompany payables	2,950,226	644,000	1,208,807	(4,803,033)	—
Other long-term liabilities	30,329	—	190,787	—	221,116
Total liabilities	3,445,379	2,393,689	9,521,607	(7,036,108)	8,324,567
Total stockholders’ equity	355,387	1,653,143	1,866,688	(3,519,831)	355,387
Total liabilities and stockholders’ equity	$3,800,766	$4,046,832	$11,388,295	$(10,555,939)	$8,679,954

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$735,022	$310,769	$325,382	$—	$1,371,173
Short-term investments	—	—	204,834	—	204,834
Accounts receivable, net	—	—	674,459	—	674,459
Short-term intercompany receivables	19,716	6	81,583	(101,305)	—
Handset and accessory inventory	—	—	323,329	—	323,329
Deferred income taxes, net	—	—	179,486	(3,733)	175,753
Prepaid expenses and other	6,617	—	481,474	—	488,091
Assets held for sale	—	—	97,393	—	97,393
Total current assets	761,355	310,775	2,367,940	(105,038)	3,335,032
Property, plant and equipment, net	—	—	3,531,558	(287)	3,531,271
Investments in and advances to affiliates	2,717,391	2,753,569	—	(5,470,960)	—
Intangible assets, net	18,000	—	1,107,382	—	1,125,382
Deferred income taxes, net	13,683	—	367,181	(13,683)	367,181
Long-term intercompany receivables	2,377,065	9,170	3,950,291	(6,336,526)	—
Other assets	16,280	180	447,452	—	463,912
Assets held for sale	—	—	400,300	—	400,300
Total assets	$5,903,774	$3,073,694	$12,172,104	$(11,926,494)	$9,223,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$424,177	$—	$424,177
Short-term intercompany payables	597,678	80,044	1,967,162	(2,644,884)	—
Accrued expenses and other	3,734	85	969,581	(3,607)	969,793
Deferred revenues	—	—	144,105	—	144,105
Current portion of long-term debt	—	—	94,039	—	94,039
Liabilities held for sale	—	—	127,911	—	127,911
Total current liabilities	601,412	80,129	3,726,975	(2,648,491)	1,760,025
Long-term debt	23	—	4,765,482	—	4,765,505
Deferred revenues	—	—	14,007	—	14,007
Deferred tax liabilities	—	—	71,872	(13,683)	58,189
Long-term intercompany payables	2,953,495	644,000	600,931	(4,198,426)	—
Other long-term liabilities	32,395	—	263,773	—	296,168
Liabilities held for sale	—	—	12,735	—	12,735
Total liabilities	3,587,325	724,129	9,455,775	(6,860,600)	6,906,629
Total stockholders’ equity	2,316,449	2,349,565	2,716,329	(5,065,894)	2,316,449
Total liabilities and stockholders’ equity	$5,903,774	$3,073,694	$12,172,104	$(11,926,494)	$9,223,078

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$4,775,636	$(3,072)	$4,772,564
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	2,383,955	—	2,383,955
Selling, general and administrative	3,136	128	1,913,262	(3,072)	1,913,454
Provision for doubtful accounts	—	—	116,619	—	116,619
Impairment and restructuring charges	—	—	171,047	—	171,047
Royalty fee and other	—	41	36,298	(36,339)	—
Depreciation and amortization	—	—	698,347	—	698,347
	3,136	169	5,319,528	(39,411)	5,283,422
Operating loss	(3,136)	(169)	(543,892)	36,339	(510,858)
Other income (expense)
Interest expense, net	(562)	(120,099)	(418,498)	—	(539,159)
Intercompany interest expense	(234,799)	(49,910)	(21,552)	306,261	—
Interest income	913	1,240	41,226	—	43,379
Intercompany interest income	1,340	20,212	284,709	(306,261)	—
Foreign currency transaction losses, net	—	—	(143,745)	—	(143,745)
Equity in loss of affiliates	(1,473,856)	(1,121,795)	(148,484)	2,744,135	—
Other income (expense), net	36,017	244	(12,904)	(36,339)	(12,982)
	(1,670,947)	(1,270,108)	(419,248)	2,707,796	(652,507)
Loss from continuing operations before income tax benefit (provision)	(1,674,083)	(1,270,277)	(963,140)	2,744,135	(1,163,365)
Income tax benefit (provision)	24,484	(3)	(470,533)	—	(446,052)
Net loss from continuing operations	(1,649,599)	(1,270,280)	(1,433,673)	2,744,135	(1,609,417)
Loss from discontinued operations, net of income taxes	—	—	(40,182)	—	(40,182)
Net loss	$(1,649,599)	$(1,270,280)	$(1,473,855)	$2,744,135	$(1,649,599)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(334,893)	$(335,183)	$(335,183)	$670,366	$(334,893)
Other	2,257	2,257	2,257	(4,514)	2,257
Other comprehensive loss	(332,636)	(332,926)	(332,926)	665,852	(332,636)
Net loss	(1,649,599)	(1,270,280)	(1,473,855)	2,744,135	(1,649,599)
Total comprehensive loss	$(1,982,235)	$(1,603,206)	$(1,806,781)	$3,409,987	$(1,982,235)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$5,747,676	$(4,554)	$5,743,122
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	2,405,669	(1,483)	2,404,186
Selling, general and administrative	3,180	86	2,167,494	(3,072)	2,167,688
Provision for doubtful accounts	—	—	217,315	—	217,315
Impairment and restructuring charges	—	—	329,767	—	329,767
Royalty fee and other	—	33	108,100	(108,133)	—
Depreciation and amortization	—	—	649,545	—	649,545
	3,180	119	5,877,890	(112,688)	5,768,501
Operating loss	(3,180)	(119)	(130,214)	108,134	(25,379)
Other income (expense)
Interest expense, net	(23,646)	—	(341,875)	—	(365,521)
Intercompany interest expense	(215,501)	(50,094)	(33,397)	298,992	—
Interest income	15,292	382	18,188	—	33,862
Intercompany interest income	1	266	298,725	(298,992)	—
Foreign currency transaction losses, net	—	—	(53,957)	—	(53,957)
Equity in loss of affiliates	(639,902)	(389,424)	(49,566)	1,078,892	—
Other income (expense), net	86,324	—	(6,530)	(108,134)	(28,340)
	(777,432)	(438,870)	(168,412)	970,758	(413,956)
Loss from continuing operations before income tax benefit (provision)	(780,612)	(438,989)	(298,626)	1,078,892	(439,335)
Income tax benefit (provision)	15,363	(2)	(173,505)	—	(158,144)
Loss from continuing operations	(765,249)	(438,991)	(472,131)	1,078,892	(597,479)
Loss from discontinued operations, net of income taxes	—	—	(167,770)	—	(167,770)
Net loss	$(765,249)	$(438,991)	$(639,901)	$1,078,892	$(765,249)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(97,589)	$(96,589)	$(96,589)	$193,178	(97,589)
Other	(1,802)	(1,802)	(1,802)	3,604	(1,802)
Other comprehensive loss	(99,391)	(98,391)	(98,391)	196,782	(99,391)
Net loss	(765,249)	(438,991)	(639,901)	1,078,892	(765,249)
Total comprehensive loss	$(864,640)	$(537,382)	$(738,292)	$1,275,674	$(864,640)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$6,383,889	$(3,072)	$6,380,817
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	2,465,764	—	2,465,764
Selling, general and administrative	3,467	85	2,200,622	(3,072)	2,201,102
Provision for doubtful accounts	—	—	159,201	—	159,201
Royalty fee and other	—	5	81,949	(81,954)	—
Depreciation and amortization	—	—	588,164	—	588,164
	3,467	90	5,495,700	(85,026)	5,414,231
Operating (loss) income	(3,467)	(90)	888,189	81,954	966,586
Other income (expense)
Interest expense, net	(59,137)	—	(252,598)	—	(311,735)
Intercompany interest expense	(172,465)	(50,408)	(17,552)	240,425	—
Interest income	2,792	—	31,304	—	34,096
Intercompany interest income	16,629	475	223,321	(240,425)	—
Foreign currency transaction (losses) gains	(4)	1	(37,294)	—	(37,297)
Equity in income (loss) of affiliates	324,435	566,025	(50,023)	(840,437)	—
Other income (expense), net	67,040	—	(22,836)	(81,954)	(37,750)
	179,290	516,093	(125,678)	(922,391)	(352,686)
Income from continuing operations before income tax benefit (provision)	175,823	516,003	762,511	(840,437)	613,900
Income tax benefit (provision)	49,373	(1)	(400,578)	—	(351,206)
Income from continuing operations	225,196	516,002	361,933	(840,437)	262,694
Loss from discontinued operations, net of income taxes	—	—	(37,498)	—	(37,498)
Net income	$225,196	$516,002	$324,435	$(840,437)	$225,196

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(462,457)	$(462,457)	$(462,457)	$924,914	$(462,457)
Other	(342)	(342)	(342)	684	(342)
Other comprehensive loss	(462,799)	(462,799)	(462,799)	925,598	(462,799)
Net income	225,196	516,002	324,435	(840,437)	225,196
Total comprehensive (loss) income	$(237,603)	$53,203	$(138,364)	$85,161	$(237,603)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,649,599)	$(1,270,280)	$(1,473,855)	$2,744,135	$(1,649,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,477,932	1,173,231	1,607,384	(2,794,046)	1,464,501
Total operating cash (used in) provided by continuing operations	(171,667)	(97,049)	133,529	(49,911)	(185,098)
Total operating cash used in discontinued operations	—	—	(7,353)	—	(7,353)
Net cash (used in) provided by operating activities	(171,667)	(97,049)	126,176	(49,911)	(192,451)
Cash flows from investing activities:
Capital expenditures	—	—	(664,877)	—	(664,877)
Purchases of licenses	—	—	(53,066)	—	(53,066)
Purchases of long-term and short-term investments	—	(581,407)	(1,779,122)	—	(2,360,529)
Proceeds from sales of long-term and short-term investments	—	382,602	1,560,284	—	1,942,886
Proceeds from 2013 sale of towers, net	—	—	374,187	347,217	721,404
Transfers to restricted cash	(15,050)	—	(26,659)	—	(41,709)
Transfers from restricted cash	—	—	2,273	—	2,273
Intercompany borrowings	—	(577,000)	—	577,000	—
Investment in subsidiaries	(191,526)	(601,218)	—	792,744	—
Return of investment	545	351,534	—	(352,079)	—
Proceeds from intercompany borrowings	—	8,838	—	(8,838)	—
Other, net	—	—	191	16	207
Total investing cash used in continuing operations	(206,031)	(1,016,651)	(586,789)	1,356,060	(453,411)
Total investing cash provided by discontinued operations	—	—	275,799	—	275,799
Net cash used in investing activities	(206,031)	(1,016,651)	(310,990)	1,356,060	(177,612)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	1,600,000	—	—	1,600,000
Proceeds from 2013 sale of towers, net	—	—	347,217	(347,217)	—
Borrowings under line of credit	—	—	45	—	45
Borrowings under equipment financing	—	—	145,077	—	145,077
Repayments under syndicated loan facilities	—	—	(473,918)	—	(473,918)
Repayments of import financing	—	—	(37,422)	—	(37,422)
Repayments of equipment financing	—	—	(44,712)	—	(44,712)
Payment of line of credit	—	—	(362,736)	—	(362,736)
Principal repayment under intercompany borrowings	—	—	(8,838)	8,838	—
Proceeds from intercompany borrowings	—	—	577,000	(577,000)	—
Intercompany dividends	—	—	(49,911)	49,911	—
Capital contributions	—	—	792,744	(792,744)	—
Capital redemption	—	—	(352,079)	352,079	—
Other, net	(1,010)	(25,722)	(20,632)	(16)	(47,380)
Total financing cash (used in) provided by continuing operations	(1,010)	1,574,278	511,835	(1,306,149)	778,954
Total financing cash used in discontinued operations	—	—	(2,363)	—	(2,363)
Net cash (used in) provided by financing activities	(1,010)	1,574,278	509,472	(1,306,149)	776,591
Effect of exchange rate changes on cash and cash equivalents	—	—	(56,236)	—	(56,236)
Change in cash and cash equivalents held for sale	—	—	12,318	—	12,318
Net (decrease) increase in cash and cash equivalents	(378,708)	460,578	280,740	—	362,610
Cash and cash equivalents, beginning of year	735,022	310,769	325,382	—	1,371,173
Cash and cash equivalents, end of year	$356,314	$771,347	$606,122	$—	$1,733,783

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(765,249)	$(438,991)	$(639,901)	$1,078,892	$(765,249)
Adjustments to reconcile net loss to net cash provided by operating activities	768,542	786,860	1,283,312	(1,727,379)	1,111,335
Total operating cash provided by continuing operations	3,293	347,869	643,411	(648,487)	346,086
Total operating cash provided by discontinued operations	—	—	7,097	—	7,097
Net cash provided by operating activities	3,293	347,869	650,508	(648,487)	353,183
Cash flows from investing activities:
Capital expenditures	—	—	(1,042,479)	—	(1,042,479)
Purchases of licenses	—	—	(100,185)	—	(100,185)
Purchases of long-term and short-term investments	—	—	(1,678,918)	—	(1,678,918)
Proceeds from sales of long-term and short-term investments	224,330	—	1,589,453	—	1,813,783
Transfers to restricted cash	—	—	(11,969)	—	(11,969)
Transfers from restricted cash	—	—	7,882	—	7,882
Investment in subsidiaries	(318,949)	(288,066)	—	607,015	—
Return of investment	—	350,950	—	(350,950)	—
Other, net	—	—	1,218	(200)	1,018
Total investing cash (used in) provided by continuing operations	(94,619)	62,884	(1,234,998)	255,865	(1,010,868)
Total investing cash used in discontinued operations	—	—	(44,292)	—	(44,292)
Net cash (used in) provided by investing activities	(94,619)	62,884	(1,279,290)	255,865	(1,055,160)
Cash flows from financing activities:
Borrowings under line of credit	—	—	212,770	—	212,770
Borrowings under equipment financing	—	—	269,546	—	269,546
Repayments under syndicated loan facilities	—	—	(97,403)	—	(97,403)
Repayments of import financing	—	—	(175,923)	—	(175,923)
Purchases of convertible notes	(212,782)	—	—	—	(212,782)
Intercompany dividends	—	(100,150)	(548,337)	648,487	—
Capital contributions	—	—	607,015	(607,015)	—
Capital redemption	—	—	(350,950)	350,950	—
Other, net	(3,228)	(297)	(130,571)	200	(133,896)
Total financing cash used in continuing operations	(216,010)	(100,447)	(213,853)	392,622	(137,688)
Total financing cash used in discontinued operations	—	—	(100,607)	—	(100,607)
Net cash used in financing activities	(216,010)	(100,447)	(314,460)	392,622	(238,295)
Effect of exchange rate changes on cash and cash equivalents	—	—	844	—	844
Change in cash and cash equivalents held for sale	—	—	(58)	—	(58)
Net (decrease) increase in cash and cash equivalents	(307,336)	310,306	(942,456)	—	(939,486)
Cash and cash equivalents, beginning of year	1,042,358	463	1,267,838	—	2,310,659
Cash and cash equivalents, end of year	$735,022	$310,769	$325,382	$—	$1,371,173

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	NII Holdings, Inc. (Parent and Guarantor)	NII International Telecom (Issuer)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$225,196	$516,002	$324,435	$(840,437)	$225,196
Adjustments to reconcile net income to net cash provided by operating activities	(117,264)	(255,706)	693,189	441,398	761,617
Total operating cash provided by continuing operations	107,932	260,296	1,017,624	(399,039)	986,813
Total operating cash used in discontinued operations	—	—	(4,422)	—	(4,422)
Net cash provided by operating activities	107,932	260,296	1,013,202	(399,039)	982,391
Cash flows from investing activities:
Capital expenditures	—	—	(961,794)	—	(961,794)
Purchases of licenses	—	—	(138,678)	—	(138,678)
Purchases of long-term and short-term investments	(329,292)	—	(1,969,117)	—	(2,298,409)
Proceeds from sales of long-term and short-term investments	585,000	—	1,891,986	—	2,476,986
Transfers from restricted cash	—	—	136,467	—	136,467
Proceeds from intercompany borrowings	137,089	—	—	(137,089)	—
Intercompany borrowings	(76,141)	—	(1,424,860)	1,501,001	—
Investment in subsidiaries	(475,821)	(259,900)	—	735,721	—
Other, net	(276)	—	(494)	—	(770)
Total investing cash used in continuing operations	(159,441)	(259,900)	(2,466,490)	2,099,633	(786,198)
Total investing cash used in discontinued operations	—	—	(124,085)	—	(124,085)
Net cash used in investing activities	(159,441)	(259,900)	(2,590,575)	2,099,633	(910,283)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	—	1,439,500	—	1,439,500
Borrowings under line of credit	—	—	745,150	—	745,150
Borrowings under long-term credit facility	—	—	365,386	—	365,386
Borrowings under equipment financing	—	—	42,675	—	42,675
Repayments under syndicated loan facilities	—	—	(237,771)	—	(237,771)
Repayments under spectrum license financing	—	—	(683,878)	—	(683,878)
Repayments under intercompany long-term loan	—	—	(137,089)	137,089	—
Repayments of import financing	—	—	(129,919)	—	(129,919)
Capital contributions	—	—	735,721	(735,721)	—
Proceeds from intercompany long-term loan	1,424,860	—	76,141	(1,501,001)	—
Purchases of convertible notes	(904,200)	—	—	—	(904,200)
Intercompany dividends	—	—	(399,039)	399,039	—
Other, net	25,010	—	(107,019)	—	(82,009)
Total financing cash provided by continuing operations	545,670	—	1,709,858	(1,700,594)	554,934
Total financing cash used in discontinued operations	—	—	(29,931)	—	(29,931)
Net cash provided by financing activities	545,670	—	1,679,927	(1,700,594)	525,003
Effect of exchange rate changes on cash and cash equivalents	—	—	(41,693)	—	(41,693)
Change in cash and cash equivalents held for sale	—	—	51,264	—	51,264
Net increase in cash and cash equivalents	494,161	396	112,125	—	606,682
Cash and cash equivalents, beginning of year	548,197	67	1,155,713	—	1,703,977
Cash and cash equivalents, end of year	$1,042,358	$463	$1,267,838	$—	$2,310,659

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY) (in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$356,314	$735,022
Short-term intercompany receivables	31,803	19,716
Prepaid expenses and other	6,832	6,617
Total current assets	394,949	761,355
Investments in and advances to affiliates	1,867,753	2,717,391
Intangible assets, net	18,000	18,000
Deferred income taxes, net	16,025	13,683
Long-term intercompany receivables	1,474,658	2,377,065
Other assets	29,381	16,280
Total assets	$3,800,766	$5,903,774
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term intercompany payables	$464,798	$597,678
Accrued expenses and other	—	3,734
Total current liabilities	464,798	601,412
Long-term intercompany payables	2,950,226	2,953,495
Other long-term liabilities	30,355	32,418
Total liabilities	3,445,379	3,587,325
Total stockholders’ equity	355,387	2,316,449
Total liabilities and stockholders’ equity	$3,800,766	$5,903,774

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (PARENT COMPANY ONLY) (in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating revenues	$—	$—	$—
Operating expenses
Selling, general and administrative	3,136	3,180	3,467
	3,136	3,180	3,467
Operating loss	(3,136)	(3,180)	(3,467)
Other income (expense)
Interest expense, net	(562)	(23,646)	(59,137)
Intercompany interest expense	(234,799)	(215,501)	(172,465)
Interest income	913	15,292	2,792
Intercompany interest income	1,340	1	16,629
Equity in (loss) income of affiliates	(1,473,856)	(639,902)	324,435
Other income, net	36,017	86,324	67,036
	(1,670,947)	(777,432)	179,290
(Loss) income before income tax benefit	(1,674,083)	(780,612)	175,823
Income tax benefit	24,484	15,363	49,373
Net (loss) income	$(1,649,599)	$(765,249)	$225,196

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(334,893)	$(97,589)	$(462,457)
Other	2,257	(1,802)	(342)
Other comprehensive loss	(332,636)	(99,391)	(462,799)
Net (loss) income	(1,649,599)	(765,249)	225,196
Total comprehensive loss	$(1,982,235)	$(864,640)	$(237,603)

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY) (in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,649,599)	$(765,249)	$225,196
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	1,477,932	768,542	(117,264)
Net cash (used in) provided by operating activities	(171,667)	3,293	107,932
Cash flows from investing activities:
Purchases of long-term and short-term investments	—	—	(329,292)
Proceeds from sales of long-term and short-term investments	—	224,330	585,000
Transfers to restricted cash	(15,050)	—	(276)
Intercompany borrowings	—	—	(76,141)
Proceeds from intercompany borrowings	—	—	137,089
Investments in subsidiaries	(191,526)	(318,949)	(475,821)
Intercompany dividends	545	—	—
Net cash used in investing activities	(206,031)	(94,619)	(159,441)
Cash flows from financing activities:
Purchases of convertible notes	—	(212,782)	(904,200)
Proceeds from intercompany long-term loan	—	—	1,424,860
Other, net	(1,010)	(3,228)	25,010
Net cash flows (used in) provided by financing activities	(1,010)	(216,010)	545,670
Net (decrease) increase in cash and cash equivalents	(378,708)	(307,336)	494,161
Cash and cash equivalents, beginning of year	735,022	1,042,358	548,197
Cash and cash equivalents, end of year	$356,314	$735,022	$1,042,358

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1.    Basis of Presentation

NII Holdings, Inc., or NII Holdings, our parent company, is a holding company that conducts substantially all of its business operations through its operating subsidiaries. See Note 1 to our consolidated financial statements for more information. As specified in the indenture surrounding our NIIT senior notes and in certain of our operating companies' local financing agreements, there are restrictions on the parent company's ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. Substantially all of the consolidated net assets of NII Holdings and its subsidiaries are restricted. See Note 8 to our consolidated financial statements for more information. These condensed financial statements have been presented on a "parent only" basis. In accordance with this parent only presentation, we have presented our parent company's investments in consolidated subsidiaries under the equity method. These condensed parent only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.    Dividends From Subsidiaries

For the years ended December 31, 2013, 2012 and 2011, NII Holdings' consolidated subsidiaries declared and paid $49.9 million, $151.2 million and $139.1 million, respectively, in cash dividends to the parent company.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$108,676	$116,619	$(164,002)	$61,293
Valuation allowance for deferred tax assets	$508,101	$4,090,410	$(64,601)	$4,533,910
Year Ended December 31, 2012
Allowance for doubtful accounts	$63,241	$217,315	$(171,880)	$108,676
Valuation allowance for deferred tax assets	$240,715	$268,479	$(1,093)	$508,101
Year Ended December 31, 2011
Allowance for doubtful accounts	$39,228	$159,201	$(135,188)	$63,241
Valuation allowance for deferred tax assets	$106,811	$34,490	$99,414	$240,715
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NII Holdings	8-K	3.1	05/23/13
3.2	Fourth Amended and Restated Bylaws of NII Holdings	8-K	3.2	05/23/13
4.1	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.2	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.3	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.4	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
4.5	Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	02/19/13
4.6	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers	8-K	4.2	02/19/13
4.7	First Supplemental Indenture governing our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.2	04/15/13
4.8	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and J.P. Morgan Securities LLC	8-K	4.3	04/15/13
4.9	Indenture governing our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	05/23/13
4.10	Registration Rights Agreement related to our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers named therein	8-K	4.2	05/23/13
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00

10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de Mexico, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06
10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9	Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, Inc., dated as of April 4, 2013	8-K	10.1	04/04/13
10.10(+)	Form of NII Holdings Change of Control Severance Plan	10-K	10.9	02/28/13
10.11(+)	2012 Incentive Compensation Plan	Def 14A	A	03/30/12
10.12(+)	Form of Executive Officer Restricted Stock Award Agreement	10-K	10.11	02/28/13
10.13(+)	Form of Executive Officer Nonqualified Stock Option Agreement	10-K	10.12	02/28/13
10.14(+)	Form of Executive Officer Performance Share Unit Agreement	8-K	10.2	05/02/13
10.15(+)	Form of Non-Employee Director Restricted Stock Award Agreement	10-K	10.13	02/28/13
10.16(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.17(+)	Outside Directors Deferral Plan	10-K	10.3	02/27/08
10.18(+)	Severance Plan	10-K	10.16	02/28/13
10.19(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.20(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013	8-K	10.1	05/02/13
10.21(+)	Offer Letter for Peter A. Foyo, dated December 16, 2013	8-K	10.1	12/19/13
10.22(+)	International Assignment Agreement between NII Holdings, Inc. and Gokul Hemmady	8-K	10.1	07/12/13
10.23	Form of Director and Executive Officer Indemnification Agreement				*
12.1	Computation of Ratio of Earnings (Loss) to Fixed Charges				*
21.1	Subsidiaries of NII Holdings				*
23.1	Consent of PricewaterhouseCoopers LLP				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
99.1
Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)
					*
99.2
Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)
					*

99.3	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	*
99.4	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	*
99.5	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	*
99.6	Bank Credit Certificate, dated October 31, 2012, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	*
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.