Form 10-K/A
NII HOLDINGS INC
filed 2014-02-28
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to NII Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, as originally filed with the Securities and Exchange Commission on February 28, 2014 (the "Original Filing"), is being filed solely for the purpose of supplementing the Original Filing to include Exhibits 99.7, 99.8, 99.9 and 99.10 and to amend the exhibit index to include these additional exhibits. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Original Filing.

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NII Holdings	8-K	3.1	05/23/13
3.2	Fourth Amended and Restated Bylaws of NII Holdings	8-K	3.2	05/23/13
4.1	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.2	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.3	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.4	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
4.5	Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	02/19/13
4.6	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers	8-K	4.2	02/19/13
4.7	First Supplemental Indenture governing our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.2	04/15/13
4.8	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and J.P. Morgan Securities LLC	8-K	4.3	04/15/13
4.9	Indenture governing our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	05/23/13
4.10	Registration Rights Agreement related to our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers named therein	8-K	4.2	05/23/13
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00

10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de Mexico, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06
10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9	Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, Inc., dated as of April 4, 2013	8-K	10.1	04/04/13
10.10(+)	Form of NII Holdings Change of Control Severance Plan	10-K	10.9	02/28/13
10.11(+)	2012 Incentive Compensation Plan	Def 14A	A	03/30/12
10.12(+)	Form of Executive Officer Restricted Stock Award Agreement	10-K	10.11	02/28/13
10.13(+)	Form of Executive Officer Nonqualified Stock Option Agreement	10-K	10.12	02/28/13
10.14(+)	Form of Executive Officer Performance Share Unit Agreement	8-K	10.2	05/02/13
10.15(+)	Form of Non-Employee Director Restricted Stock Award Agreement	10-K	10.13	02/28/13
10.16(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.17(+)	Outside Directors Deferral Plan	10-K	10.3	02/27/08
10.18(+)	Severance Plan	10-K	10.16	02/28/13
10.19(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.20(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013	8-K	10.1	05/02/13
10.21(+)	Offer Letter for Peter A. Foyo, dated December 16, 2013	8-K	10.1	12/19/13
10.22(+)	International Assignment Agreement between NII Holdings, Inc. and Gokul Hemmady	8-K	10.1	07/12/13
10.23	Form of Director and Executive Officer Indemnification Agreement	10-K	10.2	02/28/14
12.1	Computation of Ratio of Earnings (Loss) to Fixed Charges	10-K	12.1	02/28/14
21.1	Subsidiaries of NII Holdings	10-K	21.1	02/28/14
23.1	Consent of PricewaterhouseCoopers LLP	10-K	23.1	02/28/14
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	10-K	32.1	02/28/14
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	10-K	32.2	02/28/14
99.1	Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K	99.1	02/28/14
99.2	Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K	99.2	02/28/14

99.3	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K	99.3	02/28/14
99.4	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K	99.4	02/28/14
99.5	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	10-K	99.5	02/28/14
99.6	Bank Credit Certificate, dated October 31, 2012, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	10-K	99.6	02/28/14
99.7
Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Non-Sinosure)
					*
99.8
Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Sinosure)
					*
99.9
Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Non-Sinosure)
					*
99.10
Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Sinosure)
					*
101	The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements	10-K	101	02/28/14
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.