Form 10-K/A
period 2013-12-31
NII HOLDINGS INC
filed 2014-04-29
CIK 1037016

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 1, 2014
Common Stock, $0.001 par value per share	172,105,746

EXPLANATORY NOTE

NII Holdings, Inc., or the Company, is filing this Amendment No. 2 to Form 10-K on Form 10-K/A (the "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended by Amendment No. 1 to Form 10-K (together, the "Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 28, 2014. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

NII HOLDINGS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors

Summary of Qualifications. Below is a summary of the qualifications of the members of the Company's Board of Directors (the "Board") that led the Corporate Governance and Nominating Committee to conclude that each director is qualified to serve on the Board.

	Beebe	Guthrie	Herington	Katz	Knoepfelmacher	Parra	Rego Barros	Risner	Shindler
Senior executive experience in large, complex organizations	*	*	*		*	*	*	*	*
Telecommunications experience		*	*		*	*	*	*	*
Diverse experience in multiple industries			*	*	*	*		*
Experience in our markets or similar Latin American or emerging markets	*	*	*	*	*	*	*		*
Service on the board of other public companies	*	*	*	*		*		*
Managerial experience evaluating risks	*	*	*	*	*	*	*	*	*
Experience in financial and capital markets and strategic transactions	*	*	*	*	*			*	*

Director Biographies. Set forth below is biographical information of the members of the Board.

Kevin L. Beebe (Chairman, Independent)
President and Chief Executive Officer, 2BPartners, LLC
Director Since: 2010

Mr. Beebe, 54, has been president and chief executive officer of 2BPartners, LLC, a partnership that provides strategic, financial and operational advice to private equity clients, investors and management since November 2007. Previously, he was group president of operations at ALLTEL Corporation, a telecommunications services company, from 1998 to 2007. From 1996 to 1998, Mr. Beebe served as executive vice president of operations for 360° Communications Co., a wireless communications company. Prior to that time, he has held a variety of executive and senior management positions at several divisions and affiliates of Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for Skyworks Solutions, Inc., a semiconductor and wireless handset chip supplier, and SBA Communications Corporation, a provider of wireless and broadcast communications infrastructure.

Donald Guthrie (Independent)
Managing Director, Trilogy Equity Partners
Director Since: 2008

Mr. Guthrie, 58, has served as a managing director of Trilogy Equity Partners, a private investment firm since February 2006. From 1995 to 2005, he served as vice chairman of the Western Wireless Corporation, a wireless communications company, where he also served as chief financial officer from February 1997 to May 1999. From 1995 to 2002, Mr. Guthrie served as vice chairman of VoiceStream Wireless, a wireless communications company, now T-Mobile USA, subsequent to its acquisition by Deutsche Telekom AG. From 1986 to 1995, Mr. Guthrie served as senior vice president and treasurer of McCaw Cellular and, from 1990 to 1995, as senior vice president, finance for LIN Broadcasting.

Charles M. Herington (Independent)

Executive Vice Chair, Zumba Fitness LLC
Director Since: 2003

Mr. Herington, 54, serves as executive vice chair, Zumba Fitness LLC. Previously, Mr. Herington served as president and executive vice president, emerging and developing markets of Avon Products, Inc., a global beauty company, from March 2010 to September 2012 and in other executive positions at Avon Products, Inc., from March 2006 to March 2010 with full business responsibility for Latin America, Central and Eastern Europe, and Asia Pacific. From 1999 to February 2006, he was the president and chief executive officer of AOL Latin America. From 1997 until 1999, he served as president of Revlon America Latina. From 1990 through 1997, he held a variety of executive positions with PepsiCo Restaurants International, and from 1981 through 1990 he lived in three different countries marketing P&G Brands. Mr. Herington currently serves as a director of Molson Coors Brewing Company.

Carolyn F. Katz (Independent)
Executive Chair, Author & Company
Director Since: 2002

Ms. Katz, 52, has served as executive chair of Author & Company, a digital publisher, since 2012. She was a principal at Providence Equity Partners, a private equity firm specializing in media and telecommunications, from 2000 to 2001. From 1984 to 2000, Ms. Katz worked for Goldman Sachs, an investment bank, most recently as managing director. Ms. Katz currently is a director of American Tower Corporation, a provider of wireless and broadcast communications infrastructure and Vonage Corporation, a cloud-based communications services provider.

Ricardo Knoepfelmacher (Independent)
Managing Partner, Angra Partners
Director Since: 2013

Mr. Knoepfelmacher, 48, co-founded Angra Partners, a financial advisory and private equity firm, in 2003 and is currently a managing partner of the firm. Prior to his service as managing partner at Angra Partners, Mr. Knoepfelmacher served as chief executive officer of Brasil Telecom from 2005 to 2009 and chief executive officer of Pegasus Telecom from 2000 to 2002. He also worked for Citibank and McKinsey & Company before starting his first company, MGDK & Associados, a restructuring and consulting firm later sold to Monitor Group. He also serves as director of Vicunha Textil, a Brazilian textile company.

Rosendo G. Parra (Independent)
Partner, Daylight Partners
Director Since: 2008

Mr. Parra, 54, is a retired executive of Dell Inc., an international information technology company, and a founder of Daylight Partners, a technology-focused venture capital firm, where he has been a partner since December 2007. From 1993 until his retirement in 2007, Mr. Parra held various executive and senior management positions at Dell Inc., including senior vice president for the Home and Small Business Group from June 2006 to April 2007 and senior vice president and general manager, Dell Americas from April 2002 until June 2006. Mr. Parra currently serves on the board of directors of Brinker International, Inc. and PG&E Corporation.

John W. Risner (Independent)
Chairman, Accuride Corporation
Director Since: 2002

Mr. Risner, 54, is currently the non-executive chairman of the board of directors of Accuride Corporation, a manufacturer of commercial vehicle components. Previously, Mr. Risner has served as president of The Children’s Tumor Foundation, which he joined in 2002. From 1997 to 2002, he served as senior vice president - portfolio manager at AIG/SunAmerica Asset Management, a money management firm. Prior to that, Mr. Risner was vice president-senior portfolio manager at Value Line Asset Management, a money management firm, where he worked from 1992 to 1997.

Paulino do Rego Barros, Jr. (Independent)
President, International, Equifax Inc.
Director Since: 2012

Mr. Rego Barros, 57, has served as president, international for Equifax Inc. since April 2010. Previously, Mr. Rego Barros was president, PB&C Global Investments, LLC, an international consulting and investment firm, from October 2008 to April 2010 and served in multiple senior leadership positions at AT&T Inc. and BellSouth Corporation (acquired by AT&T in 2006), including president, global operations from January 2007 to October 2008; chief product officer, U.S. Telecommunications Group from January 2005 to January 2007; and president, Bellsouth International, Latin America Operations from January 2004 to January 2005. Mr. Rego Barros has also held senior leadership positions at Motorola, Inc.

Steven M. Shindler (Chief Executive Officer, Non-Independent)
Chief Executive Officer, NII Holdings, Inc.
Director Since: 1997

Mr. Shindler, 51, was appointed the chief executive officer of NII Holdings in May 2013 after serving as interim chief executive officer from December 2012 to May 2013. Mr. Shindler has served as a director on the board of NII Holdings since 1997 and was NII Holdings' chairman of the board from 2002 to May 2013, including serving as executive chairman from February 2008 to July 2012. Prior to his most recent appointment as chief executive officer, Mr. Shindler served as chief executive officer of NII Holdings from 2000 to February 2008. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications, Inc. from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Executive Officers

Information regarding executive officers is included in Part I of the Company's Form 10-K filed with the SEC on February 28, 2014.

Board Committees

Committee Role and Responsibilities. The specific roles and responsibilities of the Board’s committees are delineated in written charters adopted by the Board for each committee and are reviewed annually by the Corporate Governance and Nominating Committee in accordance with our Corporate Governance Guidelines. The Company's Corporate Governance Guidelines and each of the charters of the Board's committees are available on the Investor Relations page of our website at: www.nii.com. As provided in their charters, each committee is authorized to engage or consult from time to time, as appropriate, at our expense, with outside independent legal counsel or other experts or advisors it deems necessary, appropriate or advisable to discharge its duties. Each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent in accordance with the NASDAQ Stock Market (“NASDAQ”) listing rules and the Securities Exchange Act of 1934, as amended, as applicable. Below is a summary of the primary responsibilities of each committee:

Audit:
Oversight of the quality and integrity of our financial statements and related disclosures, and our accounting, auditing, and reporting practices.

Review of our processes to manage financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements.

Appointment, replacement, compensation and oversight of the independent registered public accounting firm engaged to prepare and issue audit reports on our financial statements.

Oversight of our internal audit function.

Compensation:
Review and approve our annual executive compensation and executive compensation program and philosophy.

Oversee the administration of our equity-based compensation and other benefit plans and the compensation programs and philosophy for non-executive employees.

Approve grants of stock options and stock awards to directors, officers and employees under our stock plan.

Corporate Governance and Nominating:
Promote the effective and efficient governance of the Company, including the development and periodic assessment of ethics and corporate governance policies.

Assist the Board in the oversight of management succession planning.

Oversee the Board and committee annual evaluation process.

Develop qualifications for director candidates and recommend to the Board persons to serve as directors and as members of the Board’s committees.

Finance:
Assist the Board in fulfilling its oversight responsibilities with respect to the financial affairs and policies of the Company.

Consult with and provide guidance to management with respect to the Company’s capital requirements and financing efforts.

Approve the pricing and other terms of various financing transactions, as delegated by the Board.

Risk:
Approve the design of the Company’s enterprise-wide risk management framework and at least annually review and approve the Company’s risk management policies.

Review and advise the Board on the risk impact of strategic business decisions and assess strategic alignment with the Company’s risk appetite.

Review significant aggregate risk concentrations, and approve significant corrective actions recommended by management.

Committee Membership. Membership on the Board and each standing committee as of March 21, 2014 and the number of formal meetings of the Board and each standing committee during 2013 was as follows:

Name		Board	Audit	Compensation	Corporate Governance and Nominating	Finance	Risk
Steven M. Shindler		M				M	M
Kevin L. Beebe	I	C		M			C
Donald Guthrie	I,A	M	M			C
Charles M. Herington	I	M		C	M
Carolyn F. Katz	I,A	M	C		M	M
Ricardo Knoepflemacher	I	M
Rosendo G. Parra	I	M		M	C
Paulino do Rego Barros, Jr.	I	M					M
John W. Risner	I,A	M	M			M
TOTAL NUMBER OF MEETINGS IN 2013		9	4(1)	8	4	14	2
I: Independent          A: Audit Committee Financial Expert          C: Chair M: Member
(1) During 2013, the Audit Committee also held meetings with PricewaterhouseCoopers LLP, our independent registered public accounting firm for the year ended December 31, 2013, without employees of the Company present, and meetings with our vice president of internal audit.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. Based solely upon a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) during 2013, and written representations of our directors and executive officers that no additional filings were required, we believe that all directors, executive officers and beneficial owners of more than 10% of our common stock have filed with the Securities and Exchange Commission on a timely basis all reports required to be filed under Section 16(a) of the Securities Exchange Act.

Code of Conduct and Business Ethics

The Board has approved a Code of Conduct and Business Ethics for our directors, officers and employees, including the directors, officers and employees of each of our subsidiaries and controlled affiliates. The Code of Conduct and Business Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading. The Company requires that all employees receive annual training relating to the Code of Conduct and Business Ethics and related policies in order to ensure that employees are familiar with those standards of conduct. The Code of Conduct and Business Ethics is available on the Investor Relations link of our website at www.nii.com.

Only the Board or the Audit Committee may consider a waiver of the Code of Conduct and Business Ethics for an executive officer or director. If a provision of the Code of Conduct and Business Ethics is materially modified, or if a waiver of the Code of Conduct and Business Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at www.nii.com. No such waivers were granted during 2013.

Item 11.    Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors is responsible for the development, oversight and implementation of our compensation program for executive officers and is committed to a philosophy that links a significant portion of each executive’s compensation to corporate performance.

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this report and discussed it with our management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee
Charles M. Herington, Chairman
Kevin L. Beebe
Rosendo G. Parra

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides the principles, objectives, structure, analysis and determinations of the Compensation Committee with respect to the 2013 compensation of the following named executive officers:

•	Steven M. Shindler, Chief Executive Officer

•	Juan R. Figuereo, Executive Vice President, Chief Financial Officer

•	Gokul Hemmady, Chief Operating Officer and President, Nextel Brazil

•	Gary D. Begeman, Executive Vice President, General Counsel

•	John McMahon, President, Argentina and Chile Operations and Interim President, Nextel Mexico

•	Peter A. Foyo, Former Executive Vice President, Business Development (Effective as of February 28, 2014)

Compensation Objectives and Philosophy. Our executive compensation program is designed to provide competitive, flexible, and market-based compensation that is substantially linked to our performance and aligned with long-term stockholder interests. The Compensation Committee’s primary objective in designing our compensation program is to recruit and retain the high caliber executive officers and employees necessary to deliver strong and consistent performance to our stockholders, customers and communities in which we operate. Within this framework, the Compensation Committee has developed a compensation program that incorporates the following principles:

•
Align Executive Compensation with Stockholders’ Interests. Long-term incentives, representing well over a majority of the value of our executives’ target total direct compensation, link our executives’ long-term risks and rewards with those of our stockholders.

•
Recognize Company Performance and Individual Achievements. Short-term incentives incorporate challenging performance measures to reward executive officers based upon the performance of the Company overall or the market for which they are responsible relative to the financial and operational goals and their individual achievements outside of broader corporate goals.

•
Attract, Motivate and Retain Highly Qualified Executives. Base salaries and employee benefits are market competitive and allow us to hire and retain high-caliber executive officers. Long-term incentives include vesting requirements designed to encourage executive retention.

•
Reward Long-Term Growth. In total, our compensation programs create incentives that challenge the entire executive management team to achieve goals that drive superior long-term performance by focusing extensively on performance-based variable compensation that is at risk. We believe our short-term goals further the Company’s long-term strategy for growth.

•
Reward Superior Corporate Performance. Short-term incentives are determined by our performance against challenging pre-established performance measures, and the value of our long-term incentives is based on our stock performance over multi-year periods.

2013 Total Direct Compensation. The Compensation Committee designs our executive compensation program primarily to attract, motivate and retain qualified and experienced executives, to provide executives with meaningful and competitive financial rewards for superior performance and to align our executives’ interests with those of our stockholders. In 2013, the Compensation Committee approved the following composition of our executive compensation program:

•	Base Salary. Base salary provides a fixed source of income and allows the Company to attract and retain experienced executives.

•	Short-Term Incentives. Short-term incentives provide variable cash compensation that allows the Company to motivate executives to achieve the Company's operating and financial objectives.

•
Long-Term Incentives. Long-term incentives provide variable equity awards, in the form of stock options, restricted stock and performance share units, that build executive stock ownership, encourage retention, drive strategic and operating performance and align our executives' interests with those of our stockholders.

In 2013, the Compensation Committee based their executive compensation decisions on the analysis of various factors that it deemed relevant to those decisions when they were made. Because most of those decisions were made in April 2013, the Compensation Committee could not take into account our actual performance for the full year in those decisions. The Compensation Committee reviews our compensation policies and practices throughout the year, and in 2013, the Compensation Committee generally set the target ranges for our named executive officers’ total direct compensation opportunities at or slightly below the median for comparable positions within our Peer Group (as defined below). In 2013, the Compensation Committee approved the following composition of our executive compensation program:

Name	Base Salary ($)	Target Bonus at 100% Payout	Value of 2013 Long-Term Incentives(1)($)	2013 Target Total Direct Compensation(2)	Percent Change From 2012(3)
Steven Shindler(4)	946,586	1,230,562	1,000,000	3,177,148	N/A
Juan R. Figuereo(4)	550,000	550,000	1,400,019	2,500,019	N/A
Gokul V. Hemmady	647,500	647,500	1,955,002	3,250,002	2.75%
Gary D. Begeman	463,380	370,704	870,821	1,704,905	(25.55)%
John McMahon	475,000	356,250	624,938	1,456,188	(19.38)%
Peter A. Foyo	535,829	321,497	799,916	1,657,242	(27.95)%
(1) The fair market value of the stock options, restricted stock and performance share units granted to the executives in the current year determined using the closing price of our common stock on April 18, 2013 of $7.50, a date prior to the April 2013 Compensation Committee meeting in accordance with FASB ASC Topic 718.
(2) Target total direct compensation is calculated as the sum of (a) base salary, (b) the target annual bonus amount for the year assuming a payout of 100% and (c) value of the 2013 stock options, restricted stock and performance share units granted to named executive officers.
(3) Target total direct compensation for 2012 has been computed using the same formulas, but incorporating the grant date fair values for the restricted stock and option grants made in 2012.
(4) Due to the timing and circumstances of their appointments in late 2012, Messrs. Shindler and Figuereo do not have comparable 2012 Target Total Direct Compensation.

2013 Base Salary. Base salary is the only fixed element of our named executive officers’ target total direct compensation and is based primarily on historic base salary levels and internal pay equity and base salaries paid to executives in comparable positions at the Peer Group companies. In April 2013, the Compensation Committee determined not to increase the base salaries of the named executive officers based on the Company's performance in 2012. Our named executive officers’ annual base salaries in 2013 (effective from April 1, 2013 through March 31, 2014) and the percentage of target total direct compensation represented by the base salaries are as follows:

Name	2013 Base Salary ($)	Percent Change From 2012		Percent of Target Total Direct Compensation
Steven Shindler	946,586	-		30%
Juan R. Figuereo	550,000	-		22%
Gokul V. Hemmady	647,500	-	(1)	20%
Gary D. Begeman	463,380	-		27%
John McMahon	475,000	-	(2)	33%
Peter A. Foyo	535,829	-		32%

(1)	Subsequent to the approval of his 2012 base salary, Mr. Hemmady was appointed chief operating officer in June 2012. As chief operating officer, Mr. Hemmady’s approved base salary was $647,500.
(2) Subsequent to the approval of his 2012 base salary, Mr. McMahon was appointed president, Peru, Argentina and Chile in June 2012. As president, Peru, Argentina and Chile, Mr. McMahon’s approved base salary was $475,000.

2013 Annual Bonus. Our 2013 Annual Bonus Plan rewards executive officers for performance relative to key financial and operating measures that are designed to enhance the value of the Company consistent with our long-term strategy. The target bonus percentage of base salary for each executive is determined based on historic target levels and internal equity, and the comparison of annual incentive compensation targets for executives in comparable positions at the Peer Group. The bonus payout percentage is determined after the fiscal year by evaluating the Company’s and the individual executive’s performance relative to pre-determined performance goals and performance “intervals.” Performance intervals are the upper and lower boundaries of performance in which actual bonus payouts are awarded. The bonus payout percentage is designed to provide payments in a range from 200% of the target bonus, if performance greatly exceeds the Company’s targets, to 0% of the target bonus, if performance fails to reach minimum threshold levels. The use of these intervals is intended to provide a greater performance incentive to participating employees by providing a more significant increase in the bonus award in instances where there is over performance in relation to our performance targets and a more significant decrease in the bonus award where there is under performance in relation to those targets.

2013 Target Annual Bonus. The Compensation Committee sets our executive officers’ target bonus percentages at a level that balances fixed and at-risk short-term compensation. In 2013, the Compensation Committee maintained our named executive officers’ target bonus percentages in order to align total cash compensation with the median of the Peer Group and in response to the Company’s performance in 2012. The 2013 target bonus percentage as determined by the Compensation Committee, the potential cash payout under the 2013 Annual Bonus Plan at 100% of target and the percentage of each named executive officer’s target total direct compensation represented by the target bonus at 100% payout were as follows:

	Target Bonus Percentage of Base Salary		2013 Target Bonus at 100% Payout ($)	Percent of Target Total Direct Compensation
Name	2013	2012
Steven Shindler	130%	N/A	1,230,562	39%
Juan R. Figuereo	100%	N/A	550,000	22%
Gokul V. Hemmady	100%	100%	647,500	20%
Gary D. Begeman	80%	80%	370,704	22%
John McMahon(1)	75%	60%	356,250	24%
Peter A. Foyo	60%	60%	321,497	19%

(1)
Subsequent to the approval of his 2012 target bonus percentage, Mr. McMahon was appointed president, Peru, Argentina and Chile in June 2012. As president, Peru, Argentina and Chile, Mr. McMahon’s approved target bonus percentage was 75%. There was no increase in Mr. McMahon’s target bonus percentage in 2013.

2013 Performance Goals. The Compensation Committee reviews and determines the appropriate performance measures and weightings for our Annual Bonus Plan on an annual basis. Each of the following performance measures were selected in order to provide balanced incentives as any unsound actions to improve one performance measure would be expected to have a corresponding negative impact on the other performance measure. The criteria and weightings under the 2013 Annual Bonus Plan for named executive officers were as follows:

Performance Measures	Weight

Consolidated Net Subscriber Additions	30%
Consolidated OIBDA(1)	50%
Individual Performance	20%
(1) Operating income before depreciation and amortization ("OIBDA")

2013 Targets and Calculation of Bonus Payout. To determine bonus amounts earned by our executive officers during the 2013 Plan year, the Compensation Committee meets following the fiscal year-end to review our financial and operating performance as compared to the applicable performance measures and to discuss performance factors and other criteria related to the bonus awards. The applicable minimum and maximum intervals set for each performance measure is applied in order to determine the appropriate bonus payout percentage, which may range from 0% to 200% depending on the Company’s performance relative to the performance targets. Performance at levels below a minimum threshold for a particular performance measure result in no payout under the 2013 Annual Bonus Plan, and performance at levels above a maximum threshold will result in a payout of 200% under the 2013 Annual Bonus Plan. Performance between the minimum, target and maximum thresholds results in a payout determined in proportion to the under- or over-performance. In addition, in order to balance growth and profitability under the 2013 Annual Bonus Plan, the Compensation Committee determined that performance below a minimum threshold for OIBDA would result in no payout for both OIBDA and net subscriber additions.

The Compensation Committee approved the 2013 performance targets and intervals for each of the performance measures described above in February 2013. The performance targets and corresponding intervals are designed to drive Company performance against challenging performance standards, but are not goals that would cause our executives to take inappropriate business risks. In 2013, our performance targets and intervals for each of the performance measures were as follows:

	Consolidated
	Threshold	Target	Maximum
Net Subscriber Additions(1)	503,000	592,000	749,000
OIBDA(1) (in millions)	$365	$419	$537

(1)	As adjusted and approved by the Compensation Committee.

In some instances, the Compensation Committee, upon the recommendation of management, makes adjustments to the bonus payments or, if appropriate, the methodology used to calculate the bonus target or our performance to take into account, among other things, changes in our Company’s goals and plans and changes in business conditions during the course of the bonus plan year if it concludes that such adjustments are appropriate and are consistent with our overall goals and strategy. The Compensation Committee adjusted the 2013 bonus targets and payments for the named executive officers to reflect: the reallocation of certain costs between market and headquarter operations; one-time, non-operational items and strategic operational decisions made after the targets were set; and foreign currency translations. These changes had no impact on the actual payouts for our named executive officers.

The Compensation Committee’s determinations regarding bonus payments under the 2013 Annual Bonus Plan, which were made in early 2014, also reflect our executive officer’s individual performance based on recommendations made by the chief executive officer and the executive officer’s annual performance evaluation. These recommendations were reviewed by the Compensation Committee and taken into account in making the bonus awards for the executive officers.

2013 Financial Results and Bonus Payouts. The Company’s 2013 results were as follows:

	Consolidated
	Target	Results	Payout
Net Subscriber Additions(1)	592,000	(213,000)	-
OIBDA(1) (in millions)	$419	$338	-
Individual Performance	*	*	*
* Determined for each executive individually based on the results of their annual performance review.

Based on the Company’s results and taking into account the individual performance component of the bonus plan, the named executive officers’ bonus payouts under the 2013 Annual Bonus Plan ranged from 0% to 20% of the target annual bonus, comprised of only the individual performance component, and which were based on pre-determined percentages of base salary as described above. Based on the foregoing, the bonuses awarded to the named executive officers with respect to our performance in 2013 were as follows:

Name	Bonus Payout Percentage (% of Target)	2013 Actual Bonus Payout ($)	Percent Change From 2012 Actual Payout
Steven Shindler(1)	20%	245,959	N/A
Juan R. Figuereo(1)	20%	110,000	N/A
Gokul V. Hemmady(2)	20%	129,500	(33)%
Gary D. Begeman	20%	74,141	(33)%
John McMahon(3)	20%	78,750	(26.3)%
Peter A. Foyo	-	-	(100)%

(1)	Due to the timing and circumstances of their appointments in late 2012, Messrs. Shindler and Figuereo do not have comparable 2012 Actual Bonus Payout.

(2)	Mr. Hemmady’s 2012 Actual Bonus Payout reflects his base salary as approved in June 2012 upon his appointment as chief operating officer.

(3)	Mr. McMahon's 2013 Actual Bonus Payout reflects his base salary as approved in December 2013 upon his appointment as interim president,

Nextel Mexico.

2013 Long-Term Equity Incentives. Consistent with our compensation philosophy, long-term equity incentives comprise approximately half of each of our executive’s target total direct compensation. In 2013, due to the decline in the Company's stock price, the target long-term equity incentives aligned with the lower quartile of the Peer Group. In 2013, the Compensation Committee awarded one-third of the target value of each named executive officer’s long-term equity award in the form of performance share units, one-third of the target value of each named executive officer’s long-term equity award in the form of stock options and the remaining one-third of such value in the form of restricted stock. This mix was determined to be optimal in balancing effective shareholder alignment, the desire to retain our executives, and to incentivize performance on critical business objectives.

Performance Share Units. In 2013, one-third of the target value for our named executive officers' long-term incentive award was granted in the form of performance share units that vest in full on the third anniversary of the grant date with the number of performance shares earned at the end of the three-year period linked to the Company’s performance compared to pre-determined cumulative revenue and OIBDA targets for that period. Performance share units require our named executive officers to consider the Company’s long-term financial performance and stockholder value while also providing a substantial retention incentive through their vesting terms. The target number of performance share units that will vest at the end of the performance period is determined by dividing the target value for each executive of the portion of the incentive equity grant to be paid in performance share units by the closing price of our common stock on the grant date, which is the fair value computed in accordance with FASB ASC Topic 718.

Stock Options. In 2013, one-third of the target total value for our named executive officers’ long-term incentive equity awards was granted in the form of nonqualified stock options that vest ratably over a three-year period and expire after 10 years. The exercise price of each option is the closing price of our common stock on the date of grant. The use of stock options as a significant component of our long-term incentive compensation requires stock price appreciation in order for executives to realize any benefit, thus directly aligning executive and stockholder interests. The number of options granted is determined by dividing the target value for each executive of the portion of the incentive equity grant to be paid in stock options by the value of each option, which is computed using the Black-Scholes option-pricing model using the closing price of our common stock on the date of grant, and using the same assumptions that we use in calculating the compensation expense attributable to such grants under FASB ASC Topic 718.

Restricted Stock. In 2013, one-third of the target value for our named executive officer’s long-term incentive award was granted in the form of restricted stock that vests ratably over a three year period. Restricted stock awards provide a similar alignment of executive and stockholder interests, while also providing a substantial retention incentive through their vesting terms. The number of shares of restricted stock awarded to each executive is determined by dividing the target value for each executive of the portion of the incentive equity grant to be paid in restricted stock by the closing price of our common stock on the grant date, which is the fair value computed in accordance with FASB ASC Topic 718.

The value of the annual long-term equity grants provided to each of our named executive officers in 2013, the percent change of the equity grant for 2013 compared to 2012 and the percentage of target total direct compensation the 2013 long-term equity grants represented based on values reviewed by the Compensation Committee in April 2013 were as follows:

Name	Value of 2013 Performance Share Unit at Target ($)	Value of 2013 Stock Option Grant ($)	Value of 2013 Restricted Stock Grant ($)	Percent Change From 2012(1)	Percent of Target Total Direct Compensation
Steven Shindler(2)	1,000,000	-	-	N/A	31%
Juan R. Figuereo	466,673	466,673	466,673	N/A	56%
Gokul V. Hemmady	651,668	651,666	651,668	(.4)%	60%
Gary D. Begeman	290,273	290,275	290,273	(40)%	51%
John McMahon(3)	208,313	208,313	208,312	(45)%	43%
Peter A. Foyo	266,640	266,636	266,640	(45)%	48%

(1)
The value of long-term equity for 2012 was computed using the same formulas and methodology as 2013, but with a stock price based on March 1, 2012, which was the valuation date used by the Compensation Committee to approve the 2012 compensation.

(2)
As disclosed in the Company’s 2012 Proxy Statement, Mr. Shindler was granted 685,912 nonqualified stock options and 377,937 shares of restricted stock on December 18, 2012 in connection with his appointment as interim Chief Executive Officer. The stock options and restricted stock vest over a three-year period with one-third vesting each year. In April 2013, Mr. Shindler was appointed Chief Executive Officer and was granted performance share units in connection with the appointment.

(3)
In connection with is appointment as interim president, Nextel Mexico, Mr. McMahon received an additional grant of 50,000 stock options on December 17, 2013. The stock options vest over a three-year period with one-third vesting each year.

2013 Management Changes

Interim President, Nextel Mexico. On December 16, 2013, our Board appointed John McMahon, then the president, Argentina and Chile Operations, to the additional position of interim president, Nextel Mexico. As is customary in Mexico, Mr. McMahon entered into an employment agreement with the Company and his base salary was increased to $525,000. In addition, Mr. McMahon was provided a one-time grant of 50,000 stock options which vest over a three-year period with one-third vesting on each anniversary. Mr. McMahon’s target bonus payout and target long-term equity incentives were not increased in connection with his appointment.

Former Executive Vice President, Business Development. On February 25, 2014, the Company announced that Peter Foyo would no longer serve as the Company’s executive vice president, business development effective February 28, 2014. In accordance with an offer letter between Mr. Foyo and the Company, Mr. Foyo received a payment of $1,100,000 and was not eligible for any further severance payments or benefits. Mr. Foyo did not receive any accelerated vesting for his unvested equity awards in connection with his severance.

Compensation Framework

Roles and Responsibilities. The following tables summarize the roles and responsibilities of the Compensation Committee, Management and the Independent Compensation Consultant retained by the Compensation Committee in connection with the development and implementation of our compensation program for our executive officers.

Compensation Committee (3 Independent Directors)
Annually reviews and approves corporate goals and objectives with respect to our executive officers’ compensation.

Annually reviews and approves the evaluation process and compensation structures with respect to our executive officers’ compensation.

Evaluates our performance in light of the Committee’s established goals and objectives.

Approves the annual compensation for our executive officers, considering the recommendations made by the chief executive officer (for compensation other than his own) and the independent compensation consultant.

Evaluates the performance of the chief executive officer relative to the performance goals determined by the Board.

Management
Recommends the compensation structure for the Company’s executive officers.

Chief executive officer recommends the level of annual compensation for the Company’s executive officers (other than the chief executive officer).

Chief executive officer evaluates each executive officer’s performance of their respective business or function and their retention considerations (other than for the chief executive officer).

Provides input to the Compensation Committee on the strategy, design and funding of our incentive compensation plans.

Makes plan design recommendations for broad-based benefit programs in which our executive officers participate.

Independent Compensation Consultant
Conducts annual review of our executive compensation program, advising on the external competitiveness of our executive compensation packages and practices.

Provides data relating to total compensation levels and relative amounts of cash and equity compensation earned by executives in comparable positions within the Peer Group.

Provides a comparison of our performance with that of our Peer Group over one and three year periods with respect to various performance measures.

Provides no services to our company other than those provided directly to or on behalf of the Compensation Committee.

Performs other work at the direction and under the supervision of the Committee.

Reviews and reports on Compensation Committee materials, participates in Compensation Committee meetings and communicates with the chair of the Compensation Committee between meetings.

Compensation Committee Consultant and Independence. The Compensation Committee considers the advice of its independent compensation consultant, together with information and analysis from management and its own judgment and experience, when evaluating the Company’s executive compensation program. The Compensation Committee is advised by Pearl Meyer & Partners as its independent compensation consultant to assist in its ongoing development and evaluation of compensation policies and practices and the Committee’s determinations of compensation awards. The Compensation Committee performs an annual assessment of the consultant’s independence and determined that Pearl Meyer & Partners was independent in 2013 and confirmed that their work has not raised a conflict of interest.

Use of Comparative Industry Data. In order to design our compensation programs, the Compensation Committee reviews the executive salaries, compensation structures and the financial performance of comparable corporations in a designated Peer Group established by the Compensation Committee. As part of its annual compensation process, with assistance from Pearl Meyer & Partners, the Compensation Committee evaluated the Company’s historical peer group in order to ensure that the most appropriate industry data was utilized in the evaluation of the Company’s compensation programs. The Committee focused on ensuring that our Peer Group companies operated in the telecommunication, technology or consumer industries and recognized revenues within 50% to 200% of the

Company. The Committee also sought to ensure that our Peer Group companies were engaged primarily in service and/or technology based businesses and maintained a significant international presence with headquarters in the United States. After careful consideration, and based on advice and recommendations provided by Pearl Meyer & Partners, the Compensation Committee approved the following Peer Group for 2013, which represents a significant change from the Peer Group utilized in 2012:

CA, Inc.	Motorola Solutions
CenturyLink, Inc.	MetroPCS Communications, Inc. (now T-Mobile US, Inc.)
Charter Communications	NetApp, Inc.
Cablevisions Systems	Sandisk Corporation
Frontier Communications	Symantec Corporation
Harris	Telephone and Data Systems, Inc.
Juniper Networks, Inc.	United States Cellular Corporation
Leap Wireless International	Windstream Communications
Level 3 Communications

To assess the competitiveness of our executive compensation programs, we analyze Peer Group compensation data included in proxy statements or other public filings as well as compensation and benefits survey data developed by global compensation consulting firms. As part of this process, we measure pay levels within each of our three primary elements of compensation (base salary, target annual bonus and equity incentive grants) and in the aggregate. We also review the mix of our compensation attributable to these elements with respect to their characteristics including fixed versus variable, short-term versus long-term, and cash versus equity-based pay. The Compensation Committee generally compares the compensation of each named executive officer in relation to various percentiles reflected in the Peer Group data for similar positions based on proxy ranking and job title and responsibilities. The financial performance measures used by the Compensation Committee to evaluate our performance in comparison to the performance of the Peer Group include revenue growth, OIBDA growth and total stockholder return over one and three year periods.

Generally, any differences in the levels of target direct compensation for the named executive officers in 2013 were primarily driven by the scope of their responsibilities, individual performance, market data for similar positions, and considerations of internal equity.

Additional Compensation and Compensation Plans

Benefits. In the United States, the named executive officers participate in the same benefit plans as the general employee population of the Company. International plans vary, and incremental amounts paid to executives who work outside the United States pursuant to foreign government required programs, including mandatory vacation allowances and retirement benefits, or to compensate them for the additional costs and other obligations relating to those assignments, such as amounts paid for security services, housing costs, travel costs and certain related tax obligations, are not taken into consideration in determining base salary and are not used in calculating the annual target bonus amounts or in determining those executives’ target total direct compensation. In general, benefits are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income based on years of service with the Company. Benefits help keep employees focused on serving the Company and not distracted by matters related to paying for health care, saving for retirement or similar issues.

Retirement, Deferred Compensation and Pension Plans. Our executive officers who are eligible may participate at their election in our 401(k) retirement savings plan that provides employees with an opportunity to contribute a portion of their cash compensation to the plan on a tax-deferred basis to be invested in specified investment options and distributed upon their retirement. Consistent with the 401(k) plan, we match 100% of each employee’s contributions to the 401(k) plan up to a maximum of 4% of the employee’s eligible annual compensation. Our matching contribution for 2013 for named executive officers was $49,967 in the aggregate.

We do not have any pension plans. In addition, we have not adopted a supplemental executive retirement plan or other “excess plan” that pays benefits to highly compensated executives whose salaries exceed the Internal Revenue Service’s maximum allowable salary for qualified plans. In December 2008, the Compensation Committee approved the adoption of an Executive Deferral Plan, which became effective January 1, 2009. Under the Executive Deferral Plan, executives may defer a portion of their compensation with the amount deferred by a participating executive attributed to a hypothetical account and treated as if it is invested in deferred stock units with the value of those units linked to the value of our common stock. No compensation was deferred by executive officers under this plan in 2013. We do not have any other nonqualified deferred compensation plans.

Severance Plans. We previously adopted two severance plans that provide for the payment of severance benefits to our U.S.-based employees, including our U.S. based executive officers, if their employment is terminated in specified circumstances. One plan provides for the payment of severance benefits if the executive officer’s employment is terminated without cause for certain reasons and the other plan provides for the payment of severance benefits if the executive officer’s employment is terminated without cause, or if the executive officer terminates his or her employment with good reason, in connection with a change of control, requiring a double trigger for payout to occur. The two severance plans are mutually exclusive meaning that an executive may be eligible to receive payments under one or the other of the plans depending on the circumstances surrounding the termination of the executive’s employment, but it is not possible for an executive to receive payments under both plans. While the Compensation Committee generally does not take into account the potential payments to executives under our severance plans, including termination and change of control arrangements, in performing its annual evaluation of the target total direct compensation that may be realized by our executive officers, the Compensation Committee believes that the terms of these arrangements are generally consistent with those offered by similarly situated companies including those in the Peer Group. A description of the terms of our severance plans, the specific circumstances that trigger payment of benefits, an estimate of benefits payable upon the occurrence of those triggering events and other information relating to such plans can be found below under the caption “Executive Compensation - Potential Payments under Severance Plans.”

Executive Compensation Governance Practices.

We believe that our compensation programs should ensure that our executives remain accountable for business results and take responsibility for the assets of the business and its employees. Consistent with these objectives, our Board has incorporated the following governance features into our executive compensation programs.

Compensation Risk Mitigation. The Company’s executive compensation program includes features designed to discourage executives from taking unnecessary risks that could harm the financial health and viability of the Company, including:

•
Balanced Performance Measures. The Compensation Committee believes that the performance criteria used in our 2013 Annual Bonus Plan strike an appropriate balance between growth and profitability and mitigate risk to the Company because actions taken to improve our performance with respect to one of the criteria would normally be expected to have a corresponding negative impact on other criteria. For example, if management were to implement promotional programs designed to aggressively pursue growth in subscriber additions, those actions would be expected to increase expenses, resulting in a potential deterioration in OIBDA.

•
Emphasis on Long-Term Stockholder Value. Long-term incentive awards are the most significant element of executive officer pay and focus executives on creating long-term stockholder value and delivering exceptional long-term operating results.

•	Stock Ownership Requirements. Executive officers are subject to stock ownership requirements as described below, which focus executives on long-term stockholder value and aligns the interests of our executive officers with those of our stockholders.

The Compensation Committee reviewed the risk profile of our compensation policies and practices and determined that our compensation programs are not reasonably likely to have a material adverse effect on the Company.

Tax Deductibility Under Section 162(m). Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of non-performance-based compensation in excess of $1 million paid to certain named executive officers of public companies. The Compensation Committee has implemented a compensation program that links a substantial portion of each executive’s compensation to performance and requires each executive officer to attain designated stock ownership levels, and therefore maintain a vested interest in our equity performance, but has not implemented a policy that limits the amount of compensation based on the limitations of Section 162(m). We intend to qualify executive compensation for deductibility under Section 162(m) if doing so is consistent with our best interests and the interests of our stockholders.

Stock Ownership Guidelines. The Board has adopted stock ownership guidelines that require our executive officers to retain a vested interest in our equity performance by maintaining certain designated stock ownership levels until retirement. Executive officers may not sell stock in the Company until their stock ownership levels reach specified values based on pre-determined multiples of their base salary. Further, except for sales of shares to cover taxes due at vesting of equity awards, executive officers may not sell shares after those stock ownership levels have been met if, following the potential sale, the value of the equity interests they own would be below the levels specified in the guidelines. Individuals subject to our stock ownership guidelines have a five-year period, which commences upon the appointment of the individual as an executive officer, to achieve their designated ownership requirement in accordance with a pre-determined schedule. Executive officers will be deemed to be in compliance with the guidelines and will not be required to purchase additional shares to meet the ownership requirement if they met their target ownership level in compliance with the guidelines following any sale of shares.

The following are the ownership requirements for our named executive officers:

Position	Requirement
CEO	5x Base Salary
Other NEOs	3x Base Salary

The types of stock ownership that are applied to satisfy the ownership requirements under our guidelines include the value of stock directly owned by the executives, the value of unexercised but vested options to the extent that the fair market value of our common stock exceeds the option exercise price and the value of deferred stock units granted pursuant to our executive deferral plan.

Each of our executive officers subject to an ownership target under the executive stock ownership guidelines at December 31, 2013 was in compliance with the guidelines.

Trading and Derivatives Policy. The Board has adopted a policy prohibiting our directors, officers and members of their immediate families from entering into any transactions in our securities without first obtaining pre-clearance of the transaction from our general counsel. In addition, we prohibit directors and employees from engaging in any transaction involving our common stock that may be viewed as speculative, including buying or selling puts, calls or options, short sales, hedging transactions or purchases of our common stock on margin.

Employment Agreements. Generally, we do not enter into employment contracts with our employees unless otherwise required or customary based on local law or practice. As is customary for executives on international assignments, the Company has entered into an Offer Letter with Mr. McMahon, interim president, Nextel Mexico and an International Assignment Agreement with Mr. Hemmady in connection with his service as president, Nextel Brazil. These agreements provide for certain benefits including relocation expenses, housing expenses, security and tax equalization benefits, but do not provide for any additional severance benefits. We do not have employment contracts with any of our other named executive officers.

Timing of Long-Term Incentive Awards. We have historically granted our annual long-term incentive awards to our employees, executive officers and directors in late April of each year. These grants are timed to coincide with our regularly scheduled April Board and committee meetings. In 2013, our annual equity grants were made to our employees, executive officers and directors on April 30, 2013. The number of options and shares of restricted stock and restricted stock units awarded were based on the closing market price on the date of grant and the exercise price of the stock options granted was the closing market price on the date of grant.

We follow a practice of disclosing our financial results for the first quarter of the fiscal year following the April Board meeting at which we make equity grants. The 2013 first quarter earnings release was made publicly available on May 2, 2013. It is the policy of the Compensation Committee not to use information relating to first quarter results when determining the amount, timing or other characteristics of our annual equity grants to employees, executive officers and directors. We have consistently granted our annual long-term incentive awards in April, regardless of the content or timing of the issuance of the first quarter earnings release. Although our quarterly financial results may have an impact on the market price of our common stock, and therefore the number of options and shares of restricted stock and restricted stock units awarded as well as the exercise price of the option awarded, we believe that the April board meeting is the appropriate time during the year to grant our annual long-term incentive awards and that a consistent application of our granting practices from year to year is appropriate. The equity grants by the Compensation Committee are designed to create incentives for the creation of long-term stockholder value and contain delayed vesting provisions that prevent any advantages from short-term fluctuations in the market price of our common stock.

We have not planned in the past, nor do we plan in the future, to time the release of material non-public information for the purpose of affecting the value of executive compensation. We do not have a practice of setting the exercise price of options based on the stock price on any date other than the grant date, nor do we use a formula or any other method to select an exercise price of options based on a period before, after or surrounding the grant date. Nonqualified stock options are always granted at the closing price of our common stock on the date of grant.

No Repricing Options. The 2012 Incentive Compensation Plan (the "2012 Plan") approved by our stockholders at the 2012 Annual Meeting prohibits repricing options.

Compensation Recoupment Policy. The Compensation Committee believes that the Company’s compensation programs should provide for the reduction or recovery of certain incentive payments made to our executives in the event our financial statements were to be restated in the future in a manner that would have negatively impacted the size or payment of the award at the time of payment. Although the Compensation Committee has not adopted a formal policy in addition to remedies available under applicable law, the Compensation Committee intends to adopt a policy to recover payments in compliance with the rules issued by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act when such rules are finalized. As described above, long-term equity incentives comprise a significant portion of our executives’ target direct compensation and when combined with our ownership guidelines, subject our executives to substantial financial risk should there be a material negative restatement of our financial results.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Steven M. Shindler Chief Executive Officer	2013	945,996	999,995	-	245,959	23,792	2,215,742
	2012	243,025	2,582,914	1,884,271	-	5,580	4,715,790
Juan R. Figuereo Executive Vice President, Chief Financial Officer	2013	550,000	933,340	466,673	110,000	31,394	2,091,407
	2012	114,583	156,200	131,423	-	76,006	478,212

Gokul V. Hemmady Chief Operating Officer and President, Nextel Brazil	2013	647,500	1,303,330	651,666	129,500	329,293	3,061,289
	2012	605,079	981,369	749,020	194,250	11,855	2,541,573
	2011	506,357	1,097,751	744,515	340,107	9,933	2,698,663
Gary D. Begeman Executive Vice President, General Counsel	2013	463,380	580,551	290,275	74,141	10,200	1,418,547
	2012	456,310	727,949	555,600	111,211	11,029	1,862,099
	2011	425,661	814,784	552,598	226,795	11,986	2,031,824
John McMahon President, Argentina and Chile Operations and Interim President, Nextel Mexico	2013	475,000	473,113	265,813	78,750	10,200	1,302,876

Peter A. Foyo Former Executive Vice President, Business Development	2013	535,829	533,274	266,636	-	578,683	1,914,422
	2012	529,450	721,333	550,548	112,524	691,242	2,605,097
	2011	500,972	791,744	536,970	150,032	788,065	2,767,783

(1)
The amounts in this column reflect the grant date fair value of restricted stock awards and performance share units computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted common stock awards and performance share units at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant.

For all performance share units the amounts included under Stock Awards reflect the grant date fair value based upon the estimated performance during the performance period. Based on the grant date fair value, the maximum values of the 2013 Stock Awards are as follows:

Name	2013 Stock Awards Maximum Value ($)
Steven M. Shindler	1,999,991
Juan R. Figuereo	1,400,004
Gokul V. Hemmady	1,954,993
Gary D. Begeman	870,826
John McMahon	624,912
Peter A. Foyo	799,912

Additional information regarding the awards of restricted common stock and performance share units to the named executive officers in 2013 is included in the Grants of Plan-Based Awards table below.

(2)
The amounts in this column reflect the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718) of options to purchase common stock, but disregarding estimated forfeitures related to service-based vesting conditions. The valuation assumptions used in determining these amounts are described in footnote 13 to our consolidated financial statements included in our 2013 annual report on Form 10-K. Additional information regarding the awards of options to purchase common stock to the named executive officers in 2013 is included in the Grants of Plan-Based Awards table below.

(3)
The amounts in this column represent the bonus that we paid under the 2012 Annual Bonus Plan. The bonus is determined based on a target bonus amount, which is a predetermined percentage of base salary, and is adjusted based on achievement of operating unit and/or consolidated performance goals as well as personal performance.

(4)
Consists of: (a) amounts contributed by us under our 401(k) plan, (b) in the case of Mr. Foyo amounts contributed by Nextel Mexico to government mandated retirement and savings plans, (c) perquisites and other personal benefits described in more detail below, and (d) tax gross-up payments made in connection with the foregoing:

	Year	Company Contributions to 401(k) Plan ($)	Company Contributions to Government Plans ($)	Perquisites and Other Personal Benefits ($)(a)	Tax Gross-Up Payments ($)(b)
Mr. Shindler	2013	-	N/A	22,046	1,745
	2012	5,576	N/A	-	4
Mr. Figuereo	2013	9,167	N/A	14,952	7,276
	2012	-	N/A	51,193	24,813
Mr. Hemmady	2013	10,200	N/A	304,606	14,487
	2012	9,800	N/A	-	2,055
	2011	9,800	N/A	-	133
Mr. Begeman	2013	10,200	N/A	-	-
	2012	9,800	N/A	-	1,229
	2011	9,800	N/A	-	2,186
Mr. McMahon	2013	10,200	N/A	-	-
Mr. Foyo	2013	10,200	14,487	457,820	96,176
	2012	9,800	14,556	583,950	82,936
	2011	9,800	13,797	637,550	126,918

(a)	The dollar value of perquisites and other personal benefits received by Messrs. Shindler, Figuereo, Hemmady, and Foyo each exceeded $10,000 in 2013.

The perquisites and other personal benefits received by Mr. Shindler consist of occasional transportation assistance on the corporate aircraft.

The perquisites and other personal benefits received by Mr. Figuereo consist of relocation benefits provided by the Company and occasional transportation assistance on the corporate aircraft.

Pursuant to an international assignment agreement with Mr. Hemmady, who is a U.S. citizen, we agreed to provide certain benefits and expatriation/repatriation assistance for the period of his assignment in Brazil that are reflected as perquisites and other personal benefits. Some of these benefits are paid to Mr. Hemmady or to third parties on Mr. Hemmady's behalf in Brazilian Reais, the amounts of which are reflected in Benefits column of the table above and the All Other Compensation column of the Summary Compensation Table in U.S. dollars based on the average exchange rate of 2.16 Brazilian Reais to 1.00 U.S. Dollar for 2013. Perquisites and other personal benefits received by Mr. Hemmady in 2013 consist of $141,281 for housing and utilities; $57,257 representing Mr. Hemmady’s foreign services differential; $75,000 for relocation expenses; $24,009 for expenses relating to a car and driver; $7,059 for language training. We also provide Mr. Hemmady with tax counseling and make tax equalization payments on his behalf so that Mr. Hemmady pays the same taxes as he would as a U.S. citizen working in the U.S.

Pursuant to an employment contract with Mr. Foyo, who is a U.S. citizen, we agreed to provide certain benefits and expatriation/repatriation assistance for the period of his assignment in Mexico that are reflected as perquisites and other personal benefits. Some of these benefits are paid to Mr. Foyo or to third parties on Mr. Foyo’s behalf in Mexican Pesos, the amounts of which are reflected in the Benefits column of the table above and the All Other Compensation column of the Summary Compensation Table in U.S. dollars based on the average exchange rate of 12.77 Mexican Peso to 1.00 U.S. Dollar for 2013. Perquisites and other personal benefits received by Mr. Foyo in 2013 consist of $97,046 for housing and utilities; $31,542 representing Mr. Foyo’s foreign services differential; $9,728 in personal travel costs, including home country visits and travel to and lodging in Mexico City; $54,548 in hardship allowance; $42,256 for children’s tuition; $196,440 in security costs, including expenses relating to a car and driver; $9,924 for cost of living allowance; and $16,336 for wireless handsets and service for Mr. Foyo’s family. We also provide Mr. Foyo with tax counseling and make tax equalization payments on his behalf so that Mr. Foyo pays the same taxes as he would as a U.S. citizen working in the U.S.

(b)
Tax gross up payments in 2013 reflect amounts paid for Messrs. Shindler, Figuereo and Hemmady for travel by family members and friends on our corporate aircraft to business events; for Mr. Figuereo relating to relocation benefits; and for Mr. Foyo for payments relating to the housing, tuition, travel and other benefits provided pursuant to his employment contract.

Grants of Plan-Based Awards Table

In the table below and discussion that follows, we summarize the grants of stock options and stock awards to each of the named executive officers during 2013. Our 2013 Annual Bonus Plan does not provide for payouts in fiscal years after 2013, and we did not issue any performance-based equity incentive plan awards prior to 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Steven M. Shindler
Annual Bonus	N/A	307,641	1,230,562	2,461,124	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Performance Shares	4/30/13	N/A	N/A	N/A	499,998	999,995	1,999,991	N/A	N/A	N/A	N/A
Juan R. Figuereo
Annual Bonus	N/A	137,500	550,000	1,100,000	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	53,640	N/A	N/A	466,668
Stock Options	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	N/A	95,434	8.70	466,673
Performance Shares	4/30/13	N/A	N/A	N/A	233,334	466,668	933,336	N/A	N/A	N/A	N/A
Gokul V. Hemmady
Annual Bonus	N/A	161,875	647,500	1,295,000	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	74,904	N/A	N/A	651,664
Stock Options	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	N/A	133,265	8.70	651,666
Performance Shares	4/30/13	N/A	N/A	N/A	325,833	651,665	1,303,330	N/A	N/A	N/A	N/A
Gary D. Begeman
Annual Bonus	N/A	92,676	370,704	741,408	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	33,365	N/A	N/A	290,275
Stock Options	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	N/A	59,361	8.70	290,275
Performance Shares	4/30/13	N/A	N/A	N/A	145,138	290,275	580,551	N/A	N/A	N/A	N/A
John McMahon
Annual Bonus	N/A	89,063	356,250	712,500	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	23,943	N/A	N/A	208,304
Stock Options	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	N/A	42,599	8.70	208,313
Stock Options	12/16/13	N/A	N/A	N/A	N/A	N/A	N/A	N/A	50,000	2.01	57,500
Performance Shares	4/30/13	N/A	N/A	N/A	104,152	208,304	416,608	N/A	N/A	N/A	N/A
Peter A. Foyo
Annual Bonus	N/A	80,374	321,497	642,995	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	30,648	N/A	N/A	266,637
Stock Options	4/30/13	N/A	N/A	N/A	N/A	N/A	N/A	N/A	54,527	8.70	266,636
Performance Shares	4/30/13	N/A	N/A	N/A	133,319	266,637	533,275	N/A	N/A	N/A	N/A
(1) The amounts reflect the potential range of payouts pursuant to the 2013 Annual Bonus Plan. The actual amounts of the payments made under this plan to the named executive officers are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)
The amounts reflect the potential range of payouts pursuant the performance share units granted in 2013. The actual amounts of the payments made pursuant to the performance share units will be determined at the end of their performance period in 2016.

(3)
The amounts in this column reflect the grant date fair value of the restricted stock and option awards on the date of grant computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), with respect to awards of shares of restricted common stock and awards of options to purchase shares of common stock held by each of the named executives, but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted stock awards at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant. We determined the fair market value of option awards based on the Black-Scholes option pricing model. The valuation assumptions used in determining these amounts are described in footnote 13 to our consolidated financial statements included in our 2013 annual report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End 2013 Table

Name	Grant Date	Option Awards						Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Steven M. Shindler (2)	4/27/2005	150,000	(3)	-		26.20	4/27/2015	-		-	-		-
	4/26/2006	130,000	(3)	-		60.77	4/26/2016	-		-	-		-
	4/25/2007	135,000	(3)	-		78.30	4/25/2017	-		-	-		-
	4/22/2009	-		-		-	-	-		-	-		-
	4/23/2010	-		-		-	-	-		-	-		-
	4/20/2011	-		-		-	-	952	(4)	2,618	-		-
	4/24/2012	-		-		-	-	4,066	(5)	11,182	-		-
	12/17/2012	228,638		457,274	(6)	6.53	12/17/2022	251,958	(7)	692,885	-		-
	4/30/2013	-		-		-	-	-		-	114,942	(8)	316,091
Juan R. Figuereo	10/17/2012	13,334		26,666	(9)	7.81	10/17/2022	20,000	(10)	55,000	-		-
	4/30/2013	-		95,434	(11)	8.70	4/30/2023	53,640	(12)	147,510	53,640(8)	(8)	147,510
Gokul V. Hemmady	5/21/2007	50,000	(3)	-		78.87	5/21/2017	-		-	-		-
	4/23/2008	85,000	(3)	-		40.62	4/23/2018	-		-	-		-
	4/22/2009	83,333	(13)	-		14.33	4/22/2019	-		-	-		-
	4/23/2010	59,000	(13)			40.40	4/23/2020	-			-		-
	4/20/2011	28,169	(14)	14,085	(14)	40.28	4/20/2021	9,084	(4)	24,981	-		-
	4/24/2012	31,485	(15)	62,969	(15)	18.85	4/24/2022	34,708	(5)	95,447	-		-
	4/30/2013	-		133,265	(11)	8.70	4/30/2023	74,904	(12)	205,986	74,904	(8)	205,986
Gary D. Begeman	11/27/2006	40,000	(3)	-		65.17	11/27/2016	-		-	-		-
	4/25/2007	40,000	(3)	-		78.30	4/25/2017	-		-	-		-
	4/23/2008	70,000	(3)	-		40.62	4/23/2018	-		-	-		-
	4/22/2009	93,333	(13)	-		14.33	4/22/2019	-		-	-		-
	4/23/2010	31,900	(13)	-		40.40	4/23/2020	-		-	-		-
	4/20/2011	20,908	(14)	10,454	(14)	40.28	4/20/2021	6,743	(4)	18,543	-		-
	4/24/2012	23,355	(15)	46,708	(15)	18.85	4/24/2022	25,745	(5)	70,799	-		-
	4/30/2013	-		59,361	(11)	8.70	4/30/2023	33,365	(12)	91,754	33,365	(8)	91,753
John McMahon	4/27/2005	27,500	(3)	-		26.20	4/27/2015	-		-	-		-
	4/26/2006	40,000	(3)	-		60.77	4/26/2016	-		-	-		-
	4/25/2007	40,000	(3)	-		78.30	4/25/2017	-		-	-		-
	4/23/2008	45,000	(3)	-		40.62	4/23/2018	-		-	-		-
	4/22/2009	115,000	(13)	-		14.33	4/22/2019	-		-	-		-
	4/23/2010	35,200	(13)	-		40.40	4/23/2020	-		-	-		-
	4/20/2011	16,164	(14)	8,082	(14)	40.28	4/20/2021	5,213	(4)	14,336	-		-
	4/24/2012	18,188	-15	36,376	(15)	18.85	4/24/2022	20,050	(5)	55,138	-		-
	4/30/2013	-		42,599	(11)	8.70	4/30/2023	23,943	(12)	65,843	23,943	(8)	65,843
	12/16/2013	-		50,000	(16)	2.01	12/16/2023	-		-	-		-
Peter A. Foyo(17)	4/26/2006	55,000	(3)	-		60.77	4/26/2016	-		-	-		-

4/25/2007	55,000	(3)	-		78.30	4/25/2017	-		-	-		-
4/23/2008	60,000	(3)	-		40.62	4/23/2018	-		-	-		-
4/22/2009	30,000	(13)	-		14.33	4/22/2019	-		-	-		-
4/23/2010	43,100	(13)	-		40.40	4/23/2020	-		-	-		-
4/20/2011	20,317	(14)	10,158	(14)	40.28	4/20/2021	6,552	(4)	18,018	-		-
4/24/2012	23,142	(15)	46,284	(15)	18.85	4/24/2022	25,511	(5)	70,155	-		-
4/30/2013	-		54,527	(11)	8.70	4/30/2023	30,648	(12)	84,282	30,648	(8)	84,282

(1)	The market value of the restricted stock and performance share units are based on the $2.75 closing price of a share of our common stock, as reported on the NASDAQ on December 31, 2013.

(2)
Mr. Shindler was not granted any awards in 2008. Mr. Shindler was only granted restricted stock awards in April of 2009, 2010 and 2011 in his capacity as a member of our Board. Mr. Shindler was granted restricted stock awards in April 2012 in his capacity as a member of our Board and was granted restricted stock awards and stock option in December 2012 upon his appointment as interim, chief executive officer. Mr. Shindler was not granted stock options or restricted stock awards in April of 2013.

(3)	Stock options vested 25% on the four anniversary dates following the date of grant.

(4)	Restricted stock vests/vested 33 1/3% on each of April 20, 2012, April 20, 2013 and April 20, 2014.

(5)	Restricted stock vests/vested 33 1/3% on each of April 24, 2013, April 24, 2014 and April 24, 2015.

(6)	Stock option award vests/vested 33 1/3% on each of December 17, 2013, December 17, 2014 and December 17, 2015.

(7)	Restricted stock vests/vested 33 1/3% on each of December 17, 2013, December 17, 2014 and December 17, 2015.

(8)	Performance share units vest on the third anniversary following the date of grant in an amount based on the Company’s performance during the performance period.

(9)	Stock option vests/vested 33 1/3% on each of October 17, 2013, October 17, 2014 and October 17, 2015.

(10)	Restricted stock vests on the third anniversary following the date of grant.

(11)	Stock option award vests 33 1/3% on each of April 30, 2014, April 30, 2015 and April 30, 2016.

(12)	Restricted stock vests 33 1/3% on each of April 30, 2014, April 30, 2015 and April 30, 2016.

(13)	Stock options vested 33 1/3% on the three anniversary dates following the date of grant.

(14)	Stock options vest/vested 33 1/3% on each of April 20, 2012, April 20, 2013 and April 20, 2014.

(15)	Stock options vest 33 1/3% on each of April 24, 2013, April 24, 2014 and April 24, 2015.

(16)	Stock options vest 33 1/3% on each of December 16, 2014, December 16, 2015 and December 16, 2016.

(17)	All outstanding stock options held by Mr. Foyo well terminate ninety days after his termination of employment on February 28, 2014.

Option Exercises and Stock Vested Table

In the table below, we list information on the exercise of options and the vesting of restricted stock during the year ended December 31, 2013.
OPTION EXERCISES AND STOCK VESTED FISCAL YEAR 2013

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting(1)($)
Steven M. Shindler	-	-	130,005	287,242
Juan R. Figuereo	-	-	-	-
Gokul V. Hemmady	-	-	30,671	247,778
Gary D. Begeman	-	-	21,815	175,884
John McMahon	-	-	17,170	138,531
Peter Foyo	-	-	22,275	179,938
(1) The value realized on vesting is calculated as the number of shares vested multiplied by the closing price of the shares on the date of vesting, unless vesting occurs on a Saturday or Sunday, in which case the shares vested are multiplied by the closing price on the Friday preceding the vesting date.

Pension Benefits and Nonqualified Deferred Compensation

None of our executive officers are entitled to pension benefits from us. None of our executive officers participated in our Executive Deferral Plan in 2013.

Potential Payments under Severance Plans

We have arrangements with each of our U.S.-based named executive officers under our Change of Control Severance Plan that provide for payments and benefits if an executive officer’s employment is terminated in connection with the occurrence of certain events involving a change in control. In addition, we have an obligation to make payments and provide certain benefits to our U.S.-based named executive officers under our Severance Plan and the 2012 Plan resulting from termination of employment upon the occurrence of certain events. The following is a summary of the payments that we or our successor may make under each of these arrangements.

Payments upon Termination of Employment. Each of our U.S.-based named executive officers is covered by our Change of Control Severance Plan and our Severance Plan. The Change of Control Severance Plan provides for the payment of certain benefits if an executive officer’s employment is terminated by the company without cause or by the executive officer for good reason in connection with a change of control. No benefits are required to be paid unless the executive officer’s employment is terminated. The named executive officers are also entitled to severance benefits if their employment is terminated by the Company in specified circumstances under the Severance Plan. Although the benefits under the Severance Plan apply without regard to whether any change of control has occurred or is pending, the Change of Control Severance Plan provides that employees entitled to receive amounts paid under the Change in Control Severance Plan will not be entitled to cash severance under any other severance plan, including the Severance Plan. Each of the named executive officers has also received awards of stock options, restricted stock and performance share units under the 2012 Plan, which contains provisions that may accelerate the vesting of awards made to a named executive officer if we terminate the executive officer’s employment with us or if the executive officer terminates his or her employment with us for good reason in connection with a change of control.

Except as noted below, we otherwise have not entered into any employment agreements or other arrangements that provide for benefits in connection with a termination of employment of our named executive officers.

The following table shows the estimated amount of the payments to be made to each of the named executive officers upon termination of their employment in connection with a change of control under the Change of Control Severance Plan, their involuntary termination under the Severance Plan or upon their termination in connection with their death or disability. For purposes of calculating the value of the benefits, we have assumed that the triggering event for payment occurred under each of the arrangements as of December 31, 2013. The footnotes to the table contain an explanation of the assumptions made by us to calculate the payments, and the discussion that follows the table provides additional details on these arrangements.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

Termination Event(1)	Base Salary (2) ($)	Bonus(3) ($)	Other Payments (4) ($)	Equity Awards (5) ($)	Total(6) ($)
Change of Control Plan - Termination by Executive for Good Reason or by the Company Without Cause (7)(8)
Steven M. Shindler	2,366,465	3,076,405	38,000	1,022,775	6,503,645
Juan R. Figuereo	1,375,000	1,375,000	38,000	350,020	3,138,020
Gokul V. Hemmady	1,618,750	1,618,750	73,000	532,400	3,842,900
Gary D. Begeman	1,158,450	926,760	38,000	272,850	2,396,060
John McMahon	1,312,500	984,375	113,000	201,160	2,611,035
Severance Plan - Involuntary Termination (9)
Steven M. Shindler	946,586	246,112	-	-	1,192,698
Juan R. Figuereo	550,000	110,000	-	-	660,000
Gokul V. Hemmady	647,500	129,500	-	-	777,000
Gary D. Begeman	463,380	74,141	-	-	537,521
John McMahon	525,000	78,750	-	-	603,750
Death, Disability or Retirement
Steven M. Shindler	-	-	-	812,047	812,047
Juan R. Figuereo	-	-	-	251,680	251,680
Gokul V. Hemmady	-	-	-	395,076	395,076
Gary D. Begeman	-	-	-	211,680	211,680
John McMahon	-	-	-	157,264	157,264

(1)
No payments are required to be made to any named executive officer under the Change of Control Severance Plan or the Severance Plan if the executive is terminated for cause or if the executive voluntarily terminates his employment (other than for good reason in connection with a change of control under the Change of Control Plan).

(2)
Amounts included in this column with respect to the Change of Control Severance Plan reflect the portion of the severance payment attributable to base salary. Amounts attributable to the target bonus are included in the “Bonus” column (see note 3 below). The severance payment under the Change of Control Severance Plan is 250% of the executive’s annual base salary on the day immediately preceding the change of control. The severance payment under the Severance Plan for the named executive officers is 12 months of the named executive officer’s annualized base salary at the time of termination.

(3)
Amounts included in this column with respect to the Change of Control Severance Plan reflect the portion of the severance payment attributable to the target bonus. The portion of the severance payment attributable to base salary is included in the “Base Salary” column (see note 2 above). Under the Change of Control Severance Plan, upon termination an executive is entitled to receive as part of the severance payment 250% of the executive’s annual target bonus based on the target bonus percentage on the day immediately preceding the change of control. Under the Change of Control Plan, the executive is also entitled to receive an amount equal to a prorated portion of the annual target bonus payment for the period ending on the termination event. The Severance Plan provides for the payment of an amount equal to a prorated portion of the actual annual bonus payment for the period ending on the termination event for each named executive officer, payable when bonuses are paid for the applicable plan year.

(4)
Other Payments for the named executive officers include tax gross-ups, COBRA health insurance and outplacement counseling assistance provided under the Change of Control Severance Plan. In addition, for Messrs. Hemmady and McMahon, Other Payments includes repatriation relocation benefits.

(5)
Amounts included in the Equity Awards column reflect the value (calculated in the case of options as the difference between the exercise price of the options and the market value of the related shares on December 31, 2013 and in the case of restricted shares and performance share units as the value of shares on that date) of any awards granted under the 2012 Plan whose vesting or payment are accelerated upon the triggering event. We have assumed in the case of a change of control that the surviving entity has elected not to assume, replace or convert any of the awards made under the 2012 Plan. As described in more detail below, the 2012 Plan provides for the vesting of unvested options, restricted stock and performance share units in specific circumstances following a change of control of the Company. The 2012 Plan and the grant agreements made under that plan also provide that outstanding and unvested options and restricted stock and a pro rata portion of the outstanding and unvested performance share units will vest upon an employee’s death or disability, and for options if the employee retires at or after age 65 or at an earlier age with the consent of the Compensation Committee, with vested options remaining exercisable for a period of one year after the date the employee ceases to be an employee of the Company. The 2012 Plan and the grant agreements also provide for continued exercisability of vested options for a period of 90 days from the employee’s date of termination in all other situations.

(6)
In addition to the amounts specified in this column, upon termination in each of the circumstances noted the executive officer is entitled to receive base salary and cash or non-cash benefits earned prior to the date of the named executive officer’s termination, including payments with respect to accrued and unused vacation time and any reimbursements for the reasonable and necessary business expenses incurred by the named executive officer prior to termination.

(7)
Change of Control Plan - Termination by Executive for Good Reason or by the Company Without Cause describes the benefits payable to a named executive officer if the named executive officer voluntarily terminates his or her employment for good reason in connection with a change of control or if the named executive officer’s employment is terminated without cause by us or the surviving entity in connection with a change of control as described below in “Change of Control Severance Plan.”

(8)
In cases in which a named executive officer’s employment is terminated by us or the surviving entity in connection with a change of control, each named executive officer will be entitled to a severance payment under the Change of Control Severance Plan, but not the Severance Plan.

(9)
Severance Plan - Involuntary Termination describes the benefits payable to a named executive officer if the named executive officer’s employment is terminated by us other than in connection with a change of control under the circumstances described below under “Severance Plan.”

Change of Control Severance Plan. The Change of Control Severance Plan provides that each named executive officer will receive a payment if a change of control, as defined below, occurs and he either is terminated without cause or resigns for good reason. Each named executive officer will be entitled to receive 250% of their annual base salary and target bonus at the date of his termination upon such an event as provided in the Change of Control Severance Plan. Each named executive officer will be entitled to receive their payment under the Change of Control Severance Plan in a lump sum within thirty days following his termination of employment.

We or the surviving entity will also pay the full premium cost of continued health care coverage for each named executive officer under the federal “COBRA” law in such a termination. We will make the COBRA payments up to the lesser of 18 months or the time at which the named executive officer is reemployed and is eligible to receive group health coverage benefits under another employer-provided plan. The payments may also cease for any of the reasons provided in the COBRA law.

In addition, in the event that any of the named executive officers incur any legal, accounting or other fees and expenses in a good faith effort to obtain benefits under the Change of Control Severance Plan, we or the surviving entity will reimburse the named executive officer for such reasonable expenses. The named executive officer will be entitled to receive a tax gross-up payment in the event that any payment made under the Change of Control Severance Plan is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. Such reimbursement and gross-up payments will be subject to Section 409A of the Internal Revenue Code and will be paid within the timeframe prescribed by the regulations thereunder.

A change of control will be deemed to occur under the Change of Control Severance Plan when:

•
we are merged, consolidated or reorganized into or with another company, or we sell or otherwise transfer all or substantially all of our assets to another company, and, as a result of either transaction, less than a majority of the combined voting power of the then outstanding securities of the resulting company immediately after the transaction is held by the holders of our voting securities immediately prior to the transaction;

•
the directors on our board as of the effective date of the Change of Control Severance Plan or directors elected subsequent to that date and whose nomination or election was approved by a vote of at least two-thirds of the directors on the board as of effective date of the Change of Control Severance Plan cease to be a majority of our board;

•	our stockholders approve our complete liquidation or dissolution;

•
an individual, entity or group acquires beneficial ownership of 50% or more of our then outstanding shares or 50% of our then outstanding voting power to vote in an election of our directors, excluding any acquisition directly from us; or

•	our board approves a resolution stating that a change of control has occurred.

A named executive officer will receive compensation under the Change of Control Severance Plan if:

•
the named executive officer is terminated without cause, as defined in the 2012 Plan, within 18 months from a change of control or prior to the change of control if the named executive officer reasonably demonstrates that the termination was at the request of a third party attempting to effect a change of control or otherwise in connection with a change of control; or

•	the named executive officer voluntarily terminates his employment for good reason during the 18 months following a change of control, defined as when, after the change of control:

•	there was a material and adverse change in or reduction of the named executive officer's duties, responsibilities and authority that the named executive officer held preceding the change of control;

•	the named executive officer's principal work location was moved to a location more than 40 miles away from his prior work location;

•
the named executive officer was required to travel on business to a substantially greater extent than prior to the change of control, which results in a material adverse change in his employment conditions;

•	the named executive officer's salary, bonus or bonus potential were materially reduced or any other significant adverse financial consequences occurred;

•	the benefits provided to the named executive officer were materially reduced in the aggregate; or

•	we or any successor fail to assume or comply with any material provisions of the Change of Control Severance Plan.

Severance Plan. The Severance Plan provides payments to our named executive officers in the event of an involuntary termination of employment, which includes termination due to job elimination, work force reductions, lack of work, a determination by us that the executive officer’s contributions no longer meet the needs of the business and any other reason determined by us. Under the Severance Plan, each of the named executive officers will be entitled to a payment equal to 12 months of his annualized base salary, not including any bonus, incentive payments or commission payments. Each eligible named executive officer will also receive a pro rata payment of his bonus based on the portion of the year that the named executive officer was employed by us. We will pay the bonus to the named executive officer when we pay bonuses to employees at the same position level for the bonus plan year in the following year, and such bonus will be based on the achievement level of the named executive officer’s business unit for the applicable year.

We expect to make a lump sum payment of the amount due under the Severance Plan although we reserve the right to make the payments periodically for a period not to exceed 24 months. In order to receive payments under the Severance Plan, each named executive officer must return all of our property and execute a release agreement:

•	acknowledging that the payments to be received represent the full amount that the named executive officer is entitled to under the Severance Plan;

•	releasing any claims that the named executive officer has or may have against us; and

•	in our discretion, agreeing not to compete with us for a certain period.

The release agreement will also require the named executive officer to comply with specified confidentiality, non-disparagement and non-solicitation obligations. Our obligation to make or continue severance payments to the executive officer will cease if the executive officer does not comply with those obligations.

2012 Incentive Compensation Plan. The 2012 Plan currently covers the grant of certain incentives and awards, including stock options, restricted stock, restricted stock units and cash-based incentives, to our employees, including the named executive officers. Under the 2012 Plan, if a change of control occurs and the incentives and awards granted under the 2012 Plan are not assumed by the surviving entity, or the employee is terminated within a certain period following a change of control, each outstanding award is treated as explained below. A change of control under the 2012 Plan is defined the same as in the Change of Control Severance Plan and the same events that trigger payments to the named executive officer under the Change of Control Severance Plan trigger payments under the 2012 Plan.

•
Options. If the surviving entity assumes, replaces or converts the options and the named executive officer is terminated within 24 months under circumstances that would trigger payment, the options will become fully exercisable, vested or earned. If the options are not assumed, replaced or converted, each option shall be fully exercisable upon a change of control.

•
Restricted Stock and Restricted Stock Units. If the surviving entity assumes, replaces or converts the stock award and the named executive officer is terminated within 24 months under circumstances that would trigger payment, the stock awards shall be vested. If the restricted stock and restricted stock unit awards are not assumed, replaced or converted, the restricted stock or restricted stock units shall be vested upon a change of control.

•
Performance Share Units. If the surviving entity assumes, replaces or converts the performance share units and the named executive officer is terminated within 24 months under circumstances that would trigger payment, the performance share units shall be vest at the target level of performance. If the performance share units are not assumed, replaced or converted, the performance share units shall vest at the target level of performance upon a change of control.

•
Cash-based Incentives. If the surviving entity assumes, replaces or converts cash-based incentives and the named executive officer is terminated within 24 months under circumstances that would trigger payment, each outstanding cash-based incentive award shall be deemed earned pro-rata based on the fraction of the performance period that has elapsed from the beginning of the performance period until termination. If the cash-based incentives are not assumed, replaced or converted, the cash-based incentives shall be deemed earned upon a change of control.

The 2012 Plan provides that the Compensation Committee, as administrator of the plan, shall determine what amounts will be payable to the named executive officer upon death, disability or retirement in the agreement under which awards are made under the 2012 Plan.

Offer Letter with Mr. Foyo. Mr. Foyo resigned as the Company’s executive vice president, business development effective February 28, 2014 and under the terms of his Offer Letter dated December 16, 2013, Mr. Foyo received a payment of $1,100,000. Mr. Foyo did not receive any accelerated vesting for his outstanding and unvested equity awards.

Director Compensation

Fees Payable to Non-Employee Directors. Each of our non-employee directors receives an annual retainer and equity grant for serving on the Board. In addition our non-employee directors receive additional fees for their service on committees. Our director compensation for 2013 consisted of the following components:

Board:
Annual Retainer	$70,000
Annual Equity Grant	$105,000	(1)
Lead Independent Director	$20,000
Non-Executive Chairman	$45,000

Committees:
Committee Chairs	$5,000
Audit Committee	$25,000
Compensation Committee	$20,000
Corporate Governance and Nominating Committee	$15,000
Finance Committee	$15,000
Risk Committee	$15,000

(1)
On April 30, 2013, each non-employee director then serving received 12,068 restricted shares that vest 33 1/3 % annually over a three year period. The number of restricted shares granted was determined by dividing the annual equity grant target of $105,000 by the closing price of our common stock on the date the grant was made.

We pay all retainers in arrears in quarterly installments. We also reimburse directors for travel expenses incurred in connection with attending Board, committee and stockholder meetings and for other related expenses. We do not provide any additional compensation to employees who serve as a director or a committee member in periods in which they are also employees. Non-employee directors are also permitted to defer all or a portion of their annual retainer pursuant to the NII Holdings, Inc. Outside Directors Deferral Plan described below.

Director Compensation Table

In the table and discussion below, we summarize the compensation paid to our directors during 2013 who were not our employees as of December 31, 2013.

DIRECTOR COMPENSATION FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kevin L. Beebe	123,972	104,992	N/A	N/A	-	-	228,964
Donald Guthrie	112,948	104,992	N/A	N/A	-	-	217,940
Charles M. Herington (3)	110,000	104,992	N/A	N/A	-	-	214,992
Carolyn F. Katz	142,800	104,992	N/A	N/A	-	-	247,792
Ricardo Knoepfelmacher	25,300	98,959	N/A	N/A	-	-	124,259
Rosendo G. Parra	110,000	104,992	N/A	N/A	-	-	214,992
Paulino do Rego Barros, Jr.	78,833	104,992	N/A	N/A	-	-	183,825
John W. Risner	112,052	104,992	N/A	N/A	-	-	217,044

(1)
The amounts in this column reflect the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted stock awards at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant. On April 30, 2013, we provided each non-employee director then serving with a grant of 12,068 shares of restricted stock that vest 33 1/3 % on each of April 30, 2014, April 30, 2015 and April 30, 2016. The grant date fair value was $8.70 per share. The dollar value of the shares subject to those grants, based on the $2.75 closing price of a share of our common stock as reported on the NASDAQ on December 31, 2013, was $33,187. On May 22, 2013, we provided Mr. Knoepfelmacher a prorated grant of 12,339 shares of restricted stock that vest 33 1/3% on each of May 22, 2014, May 22, 2015 and May 22, 2016. The grant date fair value was $8.02 per share. The dollar value of the shares subject to Mr. Knoepfelmacher’s grant, based on the $2.75 closing price of a share of our common stock as reported on the NASDAQ on December 31, 2013, was $33,932.25.

The aggregate number of shares of unvested restricted stock held by each of our non-employee directors on December 31, 2013, and the dollar value of the shares based on the closing price on that date, were as follows: Ms. Katz and Messrs. Beebe, Guthrie, Herington, Parra, and Risner -17,086, $46,986.50; Mr. Rego Barros -15,118, $41,574.50; and Mr. Knoepfelmacher -12,339, $33,932.25.

(2)
In 2009, we discontinued our prior practice of making annual grants of options to purchase our common stock to our directors. Consistent with that change, no awards of options to purchase common stock were made to our directors in 2013. The aggregate number of shares of our common stock underlying options held by each of the non-employee directors on December 31, 2013 were as follows: Messrs. Beebe, Knoepfelmacher and Rego Barros - 0; Mr. Guthrie - 19,700; Ms. Katz and Messrs. Herington and Risner - 63,500; and Mr. Parra - 17,100.

(3)
Amounts included in Fees Earned or Paid in Cash for Mr. Herington include $110,000 in director fees subject to deferral under the NII Holdings, Inc. Outside Directors Deferral Plan. As of December 31, 2013, Mr. Herington held approximately 22,676 deferred share units under that plan that were granted in lieu of director fees earned in 2008, 2009, 2010, 2011, 2012 and 2013.

Outside Directors Deferral Plan. The Company maintains the NII Holdings, Inc. Outside Directors Deferral Plan, which we refer to as the Director Deferral Plan. The Director Deferral Plan allows our non-employee directors to elect to defer 0%, 50% or 100% of his or her annual retainer and committee fees with the amount deferred by a participant attributed to a hypothetical account and treated as if it is invested in deferred stock units with the value of those units linked to the value of our common stock. The number of deferred stock units credited to a participating director’s account is determined by dividing the amount of the fee compensation elected to be deferred by the closing price of our common stock on the date the compensation would otherwise have been paid to the non-employee directors, and is increased for dividends paid on the Company’s common stock and adjusted equitably for stock splits, mergers, reorganizations and similar events. Deferral elections may be made annually by December 31 of the preceding year and remain in effect until the participating director revokes the election or timely files a new election for a subsequent year. Newly eligible non-employee directors have thirty days to make an initial deferral election. Payments out of the participating director’s hypothetical account are made in shares of the Company’s common stock, except that any fractional share is paid in cash. The Company may also elect to make the payment in a lump sum in cash in an amount equal to the value of the deferred stock units credited to the participating director’s hypothetical account. Shares are issued under and governed in accordance with the 2012 Plan. A participating director’s account is payable to the participating director on the first day of the month following his termination of service on the Board. None of our non-employee directors currently participate in our Director Deferral Plan.

Stock Ownership Guidelines

We have adopted director stock ownership guidelines that require our non-employee directors to attain certain stock ownership levels and therefore maintain a vested interest in our equity performance. Over a five-year period from the date a director joins the Board, non-employee directors are expected to reach an ownership level of five times their cash base retainer and to retain that ownership. Our current base retainer is $70,000, thus our non-employee directors currently have a share ownership target of $350,000.

Under our policy, an increase in the base retainer of non-employee directors will result in an increase in the ownership requirement. The types of stock ownership that qualify toward the ownership requirement under our policy include direct stock ownership and the value of unexercised but vested options to the extent that the fair market value of our common stock exceeds the option exercise price. Non-employee directors must hold all equity received until their target is met. Directors will be deemed to be in compliance with the guidelines and will not be required to purchase additional shares to meet the ownership requirement if they met their target ownership level in compliance with the guidelines following any sale of shares.

As of December 31, 2013, three of our seven non-employee directors have completed their five year grace period and were in compliance with the guidelines. Mr. Shindler is covered by the employee stock ownership guidelines, and as chief executive officer, he is expected to hold equity equivalent to five times his base salary.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer of us or any of our subsidiaries. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013, with respect to the 2012 Plan, the equity compensation plan under which shares of our common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	11,259,868	$36.20	22,089,643	(2)
Total	11,259,868	$36.20	22,089,643
(1) Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights, and shares subject to an outstanding but unvested restricted stock or restricted stock unit award.
(2) The 2012 Plan permits the grant of one or more of the following awards: options, restricted stock, restricted stock units and cash-based incentives. The number of shares authorized to be issued under the 2012 Plan will be reduced by one share of common stock for each share of common stock issued pursuant to a stock option and by one and one-half shares of common stock for each share of common stock issued pursuant to all other equity-based awards. As of December 31, 2013, common stock reserved for future issuance does not include 3,341,132 restricted stock units that were issued in 2012 and 2013 that, if settled in shares of common stock, would reduce the shares available for grant under our 2012 Plan by 5,011,698 shares.

Securities Ownership of Directors and Management

In the table and the related footnotes below, we list the amount and percentage of shares of our common stock that are deemed under the rules of the Securities and Exchange Commission to be beneficially owned on April 1, 2014 by:

•	each person who served as one of our directors as of that date;

•	each of the named executive officers; and

•	all directors and executive officers as a group.

	Shares Covered by
Name of Beneficial Owner	Shares Owned and Vested Options (1)	Options to Vest (2)	Restricted Stock to Vest (3)	Percent of Class (4)
Kevin L. Beebe	29,503	-	7,008	*
Gary D. Begeman	379,037	53,595	30,737	*
Juan R. Figuereo	13,334	31,812	17,880	*
Peter Foyo(5)	103,886	-	-	*
Donald Guthrie	55,482	-	7,008	*
Gokul V. Hemmady	408,248	89,991	51,406	*
Charles M. Herington(6)	106,959	-	7,008	*
Carolyn F. Katz	115,282	-	7,008	*
Ricardo Knoepfelmacher	-	-	-	*
John McMahon	421,901	40,470	23,219	*
Rosendo G. Parra	32,882	-	7,008	*
Paulino do Rego Barros, Jr.	-	-	4,023	*
John W. Risner	97,782	-	7,008	*
Steven M. Shindler	851,210	-	2,985	*
All directors and executive officers as a group (17 persons)	3,040,294	287,101	207,658	2.05%
*    Indicates ownership of less than 1%.

(1)
Includes common stock currently owned, deferred share units and exercisable options, including those options with an exercise price that is greater than the trading price of our common stock on the NASDAQ on April 1, 2014. This column does not include shares covered by options and restricted stock that vest within 60 days of April 1, 2014, which are reflected in the second and third columns in the table. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to beneficially owned shares of stock. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Shares beneficially owned as a result of the right to acquire beneficial ownership within 60 days are reflected in the second and third columns of the table.

(2)	Indicates shares that may be acquired upon the exercise of stock options exercisable on or within 60 days of April 1, 2014.

(3)	Indicates shares of restricted common stock that are scheduled to vest on or within 60 days of April 1, 2014.

(4)	Based on the total amount of shares reflected in columns one through three and 172,105,746 shares of common stock issued and outstanding on April 1, 2014.

(5)
According to a Form 4 filed with the Securities and Exchange Commission on May 2, 2013. Does not include shares of unvested restricted stock and unvested stock options removed that were cancelled upon Mr. Foyo's resignation on February 28, 2014. The information reported is based on information available to the Company and may not reflect current beneficial ownership.

(6)	Includes 22,677 deferred share units granted in lieu of cash compensation pursuant to the Company’s Outside Director Deferral Plan.

Securities Ownership of Principal Stockholders

The table below lists each person or group, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known by us to be the beneficial owner of more than 5% of our outstanding common stock as of April 1, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Capital World Investors(2) 333 South Hope Street Los Angeles, CA 90071	18,194,205	10.57%
Frontier Capital Management Co., LLC(3) 99 Summer Street Boston, MA 02110	16,848,363	9.79%
UBS Global Asset Management Americas Inc.(4) Bahnhofstrasse 45 PO Box CH-8001 Zurich V8 CH 8001 Switzerland	14,224,403	8.26%
Blackrock, Inc. (5) 40 East 52nd Street New York, NY 10022	13,687,403	7.95%
FMR LLC(6) 82 Devonshire Street Boston, Massachusetts 02109	13,222,505	7.68%
Vanguard Group Inc.(7) 100 Vanguard Blvd. Malvem, PA 19355	11,187,959	6.50%

(1)	Based on 172,105,746 shares of common stock issued and outstanding on April 1, 2014.

(2)
According to a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2014, Capital World Investors has sole voting and dispositive power with respect to 18,194,205 shares of our common stock.

(3)
According to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2014, Frontier Capital Management Co., LLC has sole power to vote or to direct the vote of 10,096,701 shares of our common stock, and sole power to dispose or to direct the disposition of 16,848,363 of our common stock.

(4)
According to a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2014, UBS Global Asset Management Americas Inc. has sole voting power with respect to 12,911,280 shares of our common stock and shared dispositive power with respect to 14,224,403 shares of our common stock.

(5)
According to a Schedule 13G filed with the Securities and Exchange Commission on January 30, 2014, Blackrock Inc. has sole power to vote or to direct the vote of 13,098,052 shares of our common stock and sole power to dispose or to direct the disposition of 13,687,403 shares of our common stock.

(6)
According to a Schedule 13G/A filed with the Securities and Exchange Commission on March 10, 2014, FMR LLC has sole power to dispose or to direct the disposition of 13,222,505 shares of our common stock. Of that amount, Fidelity Management & Research Company (“Fidelity”) is the beneficial owner of 11,764,683 shares of our common stock. Fidelity, a wholly-owned subsidiary of FMR LLC, owns the securities as investment adviser to various investment companies. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity and the funds, each has sole power to dispose of the 11,764,683 shares owned by the funds. Fidelity SelectCo, LLC (“SelectCo”), a wholly-owned subsidiary of FMR LLC and an investment adviser to various investment companies, is the beneficial owner of 1,457,822 shares of our common stock. Edward C. Johnson 3d and FMR LLC, through its control of SelectCo, and the SelectCo Funds each has sole power to dispose of the 1,457,822 owned by Seletco. The members of the family of Edward C. Johnson 3d, chairman of FMR LLC, are a controlling group of FMR LLC due to their ownership of approximately 49% voting power of FMR LLC and a voting agreement.

(7)
According to a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2014, Vanguard Group Inc. has sole voting power with respect to 269,054 shares of our common stock, sole dispositive power with respect to 10,926,905 shares of our common stock and shared dispositive power with respect to 261,054 shares of our common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

In accordance with our Corporate Governance Guidelines, a majority of our Board must be independent as defined by the NASDAQ listing rules and the Securities Exchange Act of 1934, as amended. On February 12, 2014, the Board determined that the following eight of its nine current members (88%) are independent: Kevin L. Beebe, Donald Guthrie, Charles M. Herington, Carolyn F. Katz, Ricardo Knoepfelmacher, Rosendo G. Parra, Paulino do Rego Barros, Jr. and John W. Risner. In making that determination, the Board considered the relationships described below in “Certain Relationships and Related Transactions.” The Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are comprised entirely of independent directors.

Certain Relationships and Related Transactions

Our Corporate Governance Guidelines require that the Audit Committee review and approve or ratify transactions involving the Company and related persons (such as the Company’s officers, directors, family members of the officers and directors and other related parties) in accordance with the requirements of NASDAQ. In determining whether to approve or ratify a related party transaction, the Audit Committee evaluates whether the transaction is in the best interests of the Company taking into consideration all relevant factors, including as applicable the Company’s business rationale for entering into the transaction and the fairness of the transaction to the Company. The Audit Committee generally seeks to consider and approve these transactions in advance where practicable, but may also ratify them after the transactions are entered into, particularly in instances where the transactions are entered into in the ordinary course of business or if the transaction is on terms that are consistent with a policy previously approved by the Audit Committee or the Board. In instances where the transaction is subject to renewal or if the Company has the right to terminate the relationship, the Audit Committee expects to periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

Currently, the only related person transactions are the transactions described in more detail below. The Audit Committee has approved and ratified these arrangements in accordance with the Corporate Governance Guidelines.

Transaction	Description of Relationship
4DK Technologies, Inc.
In accordance with our Corporate Governance Guidelines, the Audit Committee has continued to monitor the Company’s relationship with 4DK Technologies, Inc. (“4DK”), a wireless network and device solution provider that supports services relating to our push-to-talk solution.

As of December, 31, 2013, Steven M. Shindler, our chief executive officer, continued to hold slightly more than 10% equity ownership in 4DK, and in accordance with the Corporate Governance Guidelines, the Audit Committee reviewed the relationship to ensure there were no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

In 2013, the Company paid approximately $376,000 for the services provided under the arrangements with 4DK and, in the ordinary course of business. As of December 31, 2013, 4DK had been liquidated and the relationship between the Company and 4DK had been terminated. In February 2014, the Audit Committee determined, upon review, that the transaction was in the best interest of the Company and ratified the transaction.

Equifax, Inc.
In accordance with our Corporate Governance Guidelines, the Audit Committee has continued to monitor the Company’s relationship with Equifax, Inc., which provides customer credit evaluation services to the Company in Argentina and Chile.

As of December, 31, 2013, Paulino do Rego Barros, Jr., a member of the Board, serves as president, international of Equifax.

In accordance with our Corporate Governance Guidelines, the Audit Committee has continued to monitor the Company’s relationship with Equifax to ensure there were no changed circumstances that would render it advisable for the Company to amend or terminate the transaction. Consistent with previous years, the Company made payments of approximately $2,650,000 to Equifax for the services provided in 2013. In February 2014, the Audit Committee determined, upon review, that the transaction continued to be in the best interest of the Company and ratified the transaction.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP audited our consolidated financial statements for the fiscal years ended December 31, 2013 and December 31, 2012. The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm for the years ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit Fees(1)	$9,766,035	$10,751,879
Audit-Related Fees(2)	$31,304	$3,750
Tax Fees(3)	$202,373	$240,580
All Other Fees(4)	$210,102	$1,902,887
TOTAL	$10,209,814	$12,899,096

(1)
Audit fees consist of those fees rendered for the audit of our annual consolidated financial statements, audit of the effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports and for services normally provided in connection with statutory and regulatory filings or engagements, such as comfort letters or attest services.

(2)	Audit-related fees consist of those fees for assurance and related services that are reasonably related to the review of our financial statements.

(3)	Tax fees consist of those fees billed by PricewaterhouseCoopers for professional services for tax compliance, tax advice, tax planning, transfer pricing and expatriate tax services.

(4)
Fees incurred for services other than those described above for consulting, assessment of information technology systems, salary and human resources projects, research and disclosure tools and expenses.

Audit Committee Pre-Approval Policies and Procedures

It is the policy of the Audit Committee that our independent registered public accounting firm may provide only those services that have been pre-approved by the Audit Committee. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee or, in specified circumstances, the Audit Committee chair pursuant to authority delegated by the Audit Committee. The term of any general pre-approval is eighteen months from the date of pre-approval, unless the Audit Committee or a related engagement letter specifically provides for a different period. The Audit Committee annually reviews and pre-approves the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval. The Audit Committee has delegated its pre-approval authority to Carolyn Katz, the chair of the Audit Committee.

Requests or applications to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent registered public accounting firm and our controller, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. For the years ended December 31, 2013 and December 31, 2012, all services provided by our independent registered public accounting firm were pre-approved in accordance with the Audit Committee policy described above.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index of this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

April 29, 2014	By:	/s/ Shana C. Smith
Shana C. Smith Vice President and Secretary

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NII Holdings	8-K	3.1	05/23/13
3.2	Fourth Amended and Restated Bylaws of NII Holdings	8-K	3.2	05/23/13
4.1	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.2	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.3	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.4	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
4.5	Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	02/19/13
4.6	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers	8-K	4.2	02/19/13
4.7	First Supplemental Indenture governing our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.2	04/15/13
4.8	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and J.P. Morgan Securities LLC	8-K	4.3	04/15/13
4.9	Indenture governing our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	05/23/13
4.10	Registration Rights Agreement related to our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers named therein	8-K	4.2	05/23/13
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00
10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00

10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de Mexico, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06
10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9	Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, Inc., dated as of April 4, 2013	8-K	10.1	04/04/13
10.10(+)	Form of NII Holdings Change of Control Severance Plan	10-K	10.9	02/28/13
10.11(+)	2012 Incentive Compensation Plan	Def 14A	A	03/30/12
10.12(+)	Form of Executive Officer Restricted Stock Award Agreement	10-K	10.11	02/28/13
10.13(+)	Form of Executive Officer Nonqualified Stock Option Agreement	10-K	10.12	02/28/13
10.14(+)	Form of Executive Officer Performance Share Unit Agreement	8-K	10.2	05/02/13
10.15(+)	Form of Non-Employee Director Restricted Stock Award Agreement	10-K	10.13	02/28/13
10.16(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.17(+)	Outside Directors Deferral Plan	10-K	10.3	02/27/08
10.18(+)	Severance Plan	10-K	10.16	02/28/13
10.19(+)	Executive Voluntary Deferral Plan	8-K	10.3	12/16/08
10.20(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013	8-K	10.1	05/02/13
10.21(+)	Offer Letter for Peter A. Foyo, dated December 16, 2013	8-K	10.1	12/19/13
10.22(+)	International Assignment Agreement between NII Holdings, Inc. and Gokul Hemmady	8-K	10.1	07/12/13
10.23	Form of Director and Executive Officer Indemnification Agreement	10-K	10.2	02/28/14
12.1	Computation of Ratio of Earnings (Loss) to Fixed Charges	10-K	12.1	02/28/14
21.1	Subsidiaries of NII Holdings	10-K	21.1	02/28/14
23.1	Consent of PricewaterhouseCoopers LLP	10-K	23.1	02/28/14
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	10-K	32.1	02/28/14
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	10-K	32.2	02/28/14
99.1	Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K	99.1	02/28/14
99.2	Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K	99.2	02/28/14

99.3	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K	99.3	02/28/14
99.4	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K	99.4	02/28/14
99.5	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	10-K	99.5	02/28/14
99.6	Bank Credit Certificate, dated October 31, 2012, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	10-K	99.6	02/28/14
99.7	Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K/A	99.7	02/28/14
99.8	Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Sinosure)	10-K/A	99.8	02/28/14
99.9	Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K/A	99.9	02/28/14
99.10	Amendment Agreement No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation as Lender, Administrative Agent and Arranger (Sinosure)	10-K/A	99.10	02/28/14
101	The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements	10-K	101	02/28/14
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.