Form 10-Q
period 2014-03-31
NII HOLDINGS INC
filed 2014-05-12
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 5, 2014
Common Stock, $0.001 par value per share	172,357,208

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$1,299,769	$1,733,783
Short-term investments	305,208	585,760
Accounts receivable, less allowance for doubtful accounts of $65,123 and $61,293	501,450	522,563
Handset and accessory inventory	411,058	342,585
Deferred income taxes, net	110,633	127,395
Prepaid expenses and other	562,414	436,100
Total current assets	3,190,532	3,748,186
Property, plant and equipment, net	3,395,029	3,388,060
Intangible assets, net	1,013,124	993,669
Deferred income taxes, net	28,178	26,713
Other assets	562,802	523,326
Total assets	$8,189,665	$8,679,954
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$316,112	$369,056
Accrued expenses and other	857,177	972,534
Deferred revenues	119,004	128,148
Current portion of long-term debt	103,535	96,839
Deposits related to 2013 sale of towers	715,782	720,013
Total current liabilities	2,111,610	2,286,590
Long-term debt	5,749,290	5,696,632
Deferred revenues	10,558	11,238
Deferred income tax liabilities	97,308	108,991
Other long-term liabilities	229,664	221,116
Total liabilities	8,198,430	8,324,567
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 600,000 shares authorized, 172,106 shares issued and outstanding — 2014, 172,105 shares issued and outstanding — 2013	172	172
Paid-in capital	1,508,335	1,504,258
Accumulated deficit	(569,045)	(192,966)
Accumulated other comprehensive loss	(948,227)	(956,077)
Total stockholders’ (deficit) equity	(8,765)	355,387
Total liabilities and stockholders’ (deficit) equity	$8,189,665	$8,679,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended March 31,
	2014	2013

Operating revenues
Service and other revenues	$913,905	$1,283,076
Handset and accessory revenues	56,309	47,763
	970,214	1,330,839
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	337,583	399,093
Cost of handset and accessory sales	265,805	206,301
Selling, general and administrative	450,757	497,532
Impairment and restructuring (benefits) charges	(2,527)	124,607
Depreciation	140,555	167,463
Amortization	17,121	15,359
	1,209,294	1,410,355
Operating loss	(239,080)	(79,516)
Other expense
Interest expense, net	(140,212)	(109,662)
Interest income	20,108	6,505
Foreign currency transaction (losses) gains, net	(7,186)	23,225
Other expense, net	(4,690)	(4,754)
	(131,980)	(84,686)
Loss from continuing operations before income tax provision	(371,060)	(164,202)
Income tax provision	(5,040)	(21,618)
Net loss from continuing operations	(376,100)	(185,820)
Income (loss) from discontinued operations, net of income taxes	21	(21,684)
Net loss	$(376,079)	$(207,504)

Net loss from continuing operations, per common share, basic and diluted	$(2.19)	$(1.08)
Net loss from discontinued operations, per common share, basic and diluted	—	(0.13)
Net loss, per common share, basic and diluted	$(2.19)	$(1.21)

Weighted average number of common shares outstanding, basic and diluted	172,105	171,655

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$8,419	$77,453
Other	(569)	(1,925)
Other comprehensive income	7,850	75,528
Net loss	(376,079)	(207,504)
Total comprehensive loss	$(368,229)	$(131,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY For the Three Months Ended March 31, 2014 (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2014	172,105	$172	$1,504,258	$(192,966)	$(956,077)	$355,387
Net loss	—	—	—	(376,079)	—	(376,079)
Other comprehensive income	—	—	—	—	7,850	7,850
Share-based compensation activity	1	—	4,077	—	—	4,077
Balance, March 31, 2014	172,106	$172	$1,508,335	$(569,045)	$(948,227)	$(8,765)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014 and 2013 (in thousands) Unaudited

	2014	2013

Cash flows from operating activities:
Net loss	$(376,079)	$(207,504)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(21)	21,684
Amortization of debt discount and financing costs	5,158	6,004
Depreciation and amortization	157,676	182,822
Provision for losses on accounts receivable	28,504	16,503
Foreign currency transaction losses (gains), net	7,186	(23,225)
Impairment charges, restructuring charges and losses on disposals of fixed assets	(2,141)	126,532
Deferred income tax provision	419	5,370
Share-based payment expense	5,154	8,803
Other, net	7,480	7,410
Change in assets and liabilities:
Accounts receivable	(10,880)	(225,733)
Handset and accessory inventory	(69,383)	20,472
Prepaid expenses and other	(174,897)	10,299
Other long-term assets	(14,037)	(24,447)
Accounts payable, accrued expenses and other	(49,719)	(53,575)
Total operating cash used in continuing operations	(485,580)	(128,585)
Total operating cash provided by (used in) discontinued operations	21	(14,045)
Net cash used in operating activities	(485,559)	(142,630)
Cash flows from investing activities:
Capital expenditures	(182,327)	(241,788)
Purchases of long-term and short-term investments	(203,232)	(176,309)
Proceeds from sales of long-term and short-term investments	510,117	342,819
Payments for purchases of licenses and other	(34,119)	(19,114)
Total investing cash provided by (used in) continuing operations	90,439	(94,392)
Total investing cash used in discontinued operations	(30)	(27,060)
Net cash provided by (used in) investing activities	90,409	(121,452)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	750,000
Borrowings under equipment financing facilities and other	14,691	41,780
Repayments under bank loans, equipment financing and other	(19,331)	(28,157)
Total financing cash (used in) provided by continuing operations	(4,640)	763,623
Total financing cash used in discontinued operations	—	(779)
Net cash (used in) provided by financing activities	(4,640)	762,844
Effect of exchange rate changes on cash and cash equivalents	(34,224)	2,198
Change in cash and cash equivalents held for sale	—	3,965
Net (decrease) increase in cash and cash equivalents	(434,014)	504,925
Cash and cash equivalents, beginning of period	1,733,783	1,371,173
Cash and cash equivalents, end of period	$1,299,769	$1,876,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
General.  Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2013, as well as our amendments to this annual report on Forms 10-K/A that were filed on February 28, 2014 and April 29, 2014. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss.    As of March 31, 2014 and December 31, 2013, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Cumulative foreign currency translation adjustment	$(942,852)	$(951,271)
Other	(5,375)	(4,806)
	$(948,227)	$(956,077)
Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$182,327	$241,788
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(64,513)	(89,057)
	$117,814	$152,731
Interest costs
Interest expense, net	$140,212	$109,662
Interest capitalized	12,722	23,620
	$152,934	$133,282
For the three months ended March 31, 2014, we had $45.2 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico. For the three months ended March 31, 2013, we had $24.1 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico and co-location capital lease obligations on our communication towers in Brazil and Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three months ended March 31, 2014 and 2013, we recognized $31.1 million and $48.4 million, respectively, in revenue-based taxes and other excise taxes.
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
As presented for the three months ended March 31, 2014 and 2013, our calculation of diluted net loss per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive to our net loss per common share for those periods. Furthermore, for the three months ended March 31, 2014 and 2013, we did not include 47.4 million and 12.4 million stock options, respectively, and 33.6 million and 27.7 million restricted stock units, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods.

Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.   There were no new accounting standards issued during the three months ended March 31, 2014 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Note 2.	Business Update and Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described below.

Our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included the impact of Sprint Corporation's, or Sprint's, deactivation of its iDEN network in the U.S., the depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected, and the increased costs to support our WCDMA networks.

Due to these factors, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations beyond early 2015. In light of the liquidity issues we face, we are pursuing a number of options, including:

•	reducing operating expenses and reducing or delaying our investments in capital expenditures, including scaling back our network development and deployment efforts;

•
restructuring, reorganizing or refinancing all or a portion of our existing debt obligations, including a potential exchange of all or a portion of our existing senior debt obligations for our common stock or other equity interests, which could result in a significant dilution of the ownership interests of our current equity holders and substantially impair the value of those interests;

•	selling assets or operations;

•	creating partnerships or alliances; and

•	selling our company.

If we believe we will be unable to significantly improve our cash flow from operations or implement measures to enable us to continue to satisfy our obligations, we may voluntarily commence reorganization proceedings, which could mean that debt and equity holders could lose all or part of their investment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The negative impact of the factors discussed above on our results of operations may also adversely affect our ability to comply with certain financial covenants in our existing debt obligations. Specifically, based on our current business plan projections and absent waivers of the non-compliance from the lenders or amendments to the financing agreements, it is probable that as of the measurement date on June 30, 2014, we will be unable to satisfy one or more of the financial covenants currently included in the equipment financing arrangements for Nextel Brazil and Nextel Mexico and in Nextel Brazil’s local bank financing arrangements. Each of these financing arrangements requires that we meet these financial covenants semi-annually, calculated as of June 30 and December 31. As of the last measurement date of December 31, 2013, we were in compliance with these covenants. As of March 31, 2014, we had $1,158.4 million principal amount outstanding under these financing arrangements. If we are unable to negotiate amendments to these financing arrangements or secure waivers from the lenders, we could be in default and we could be required to repay these borrowings. In addition, if the debt under any of these financing arrangements were to be accelerated, the holders of 25% of each series of senior notes issued by NII Capital Corp. and NII International Telecom, S.C.A. would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of March 31, 2014, we had approximately $4.4 billion principal amount of senior notes outstanding.

We believe we are currently in compliance with the requirements under all of our financing arrangements, including the indentures for our senior notes, our equipment financing facilities and our local bank financing arrangements. In light of the probability that, absent a waiver or amendment, we will be unable to meet the financial covenants in the equipment financing facilities and the local bank financing agreements as of the next compliance date, there is no guarantee that the lender of our equipment financing facilities will continue to fund additional borrowing requests under these facilities. In addition, a holder of more than 25% of our 8.875% senior notes, issued by NII Capital Corp. and due December 15, 2019, has provided a notice of default in connection with these notes. We believe that the allegations contained in the notice are without merit. See Note 6 for more information.

The conditions described above, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern under the applicable authoritative literature.

Note 3.	Discontinued Operations

Sale of Nextel Peru. In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, for $405.5 million in cash, which included $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. In April 2014, we released $7.5 million of the amounts held in escrow to Entel as a result of the settlement of certain indemnification claims. The remaining funds held in escrow continue to be available to satisfy potential future indemnification claims. We also entered into a transition services agreement, pursuant to which we and our subsidiaries will provide certain services to Entel in order to facilitate the transition of Nextel Peru.

In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues	$—	$82,557
Operating expenses	—	(105,093)
Other income, net	—	114
Loss before income tax benefit	—	(22,422)
Income tax benefit	—	738
	—	(21,684)
Income on disposal of Nextel Peru	21	—
Income (loss) from discontinued operations, net of income taxes	$21	$(21,684)

Note 4.	Impairment and Restructuring (Benefits) Charges

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
In 2009, we entered into an agreement with Nokia Siemens Networks, or NSN, to manage our network operations infrastructure. During the first quarter of 2013, we restructured and amended this agreement, reduced the scope of the services provided by NSN, added terms to facilitate the transition of those services to us and established the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, we recognized a non-cash charge of $38.6 million relating to the write-off of the remainder of the prepayment during the first quarter of 2013. In March 2014, we settled certain refund claims with NSN, which represented the majority of our impairment and restructuring benefits for the first quarter of 2014.
Total impairment and restructuring (benefits) charges by operating segment for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Brazil	$—	$23,814
Mexico	(562)	19,655
Argentina	—	3,717
Chile	—	33,921
Corporate	(1,965)	43,500
Total impairment and restructuring (benefits) charges	$(2,527)	$124,607

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Value-added taxes	$230,375	$237,119
Spectrum fees	101,164	1,109
Income taxes	61,215	59,054
Other prepaid assets	115,327	96,312
Other current assets	54,333	42,506
	$562,414	$436,100

Property, Plant and Equipment, Net.
The components of our property, plant and equipment are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Land	$9,707	$9,652
Building and leasehold improvements	193,438	193,376
Digital mobile network equipment, communication towers and network software	4,981,008	4,829,134
Office equipment, furniture and fixtures and other	806,329	785,242
Corporate aircraft capital lease	43,374	42,747
Less: Accumulated depreciation and amortization	(3,146,058)	(2,995,667)
	2,887,798	2,864,484
Construction in progress	507,231	523,576
	$3,395,029	$3,388,060

Intangible Assets, Net.
Our intangible assets include the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			(in thousands)
Amortizable intangible assets:
Licenses	$1,259,950	$(264,826)	$995,124	$1,220,990	$(245,321)	$975,669
As of both March 31, 2014 and December 31, 2013, the balance of our indefinite lived intangible assets was $18.0 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Capital expenditures	$226,283	$290,484
Accrued interest	115,671	128,509
Non-income based taxes	95,710	114,360
Payroll related items and commissions	93,232	92,852
Network system and information technology	91,572	92,109
Other	234,709	254,220
	$857,177	$972,534

Note 6.	Debt

	March 31, 2014	December 31, 2013
	(in thousands)
NII Capital Corp. senior notes, net	$2,730,388	$2,729,321
NII International Telecom, S.C.A. senior notes, net	1,609,626	1,609,962
Bank loans	446,195	444,268
Brazil equipment financing	366,937	352,725
Mexico equipment financing	346,064	300,832
Mexico capital lease and tower financing obligations	190,954	194,227
Brazil capital lease and tower financing obligations	125,326	122,499
Corporate aircraft capital lease	35,273	35,736
Other	2,062	3,901
Total debt	5,852,825	5,793,471
Less: current portion	(103,535)	(96,839)
	$5,749,290	$5,696,632
NII Capital Corp. Senior Notes.
8.875% Senior Notes due 2019. On March 19, 2014, Wilmington Trust Company, or Wilmington Trust, as trustee under the indenture relating to our 8.875% senior notes due 2019, received a notice on behalf of Aurelius Capital Management, in its capacity as the purported holder of more than 25% of these senior notes, alleging that certain internal corporate restructuring transactions undertaken in 2009, which resulted in certain subsidiary guarantees being released, violated the terms of, and constitute a default under, the indenture. These notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. We believe that the allegations contained in the notice are without merit.
NII International Telecom, S.C.A. Senior Notes.
11.375% Senior Notes due 2019. In connection with the issuance of our 11.375% senior notes due 2019, we entered into a registration rights agreement with the initial purchasers of these notes. Under this agreement, we are required to prepare and file with the SEC an exchange offer registration statement enabling holders to exchange these notes for notes having identical terms that are freely tradable, cause the exchange offer registration statement to be declared effective as promptly as possible by the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEC, and consummate the exchange offer within 360 days of the date of issue of these notes. We have not yet filed this exchange offer registration statement and are therefore subject to the additional interest provisions under the registration rights agreement and applicable indentures. Additional interest for our failure to register the notes is equal to 0.25% per year on the principal amount of the notes with respect to the first 90-day period immediately following the failure to register. The amount of additional interest will increase by an additional 0.25% per year with respect to each subsequent 90-day period, up to a maximum amount of additional interest of 1.00% per year. As of March 31, 2014, we accrued an immaterial amount of additional interest on the 11.375% notes in connection with this failure to register the notes.

Note 7.	Fair Value Measurements
Available-for-Sale Securities.
As of March 31, 2014 and December 31, 2013, available-for-sale securities include $126.2 million and $418.6 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three months ended March 31, 2014 and 2013, we did not have any material unrealized gains or losses associated with these investments.
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
Financial Instruments.
Long-Term Debt Instruments.
The carrying amounts and estimated fair values of our long-term debt instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net	$2,730,388	$971,125	$2,729,321	$1,227,950
NII International Telecom, S.C.A. senior notes, net	1,609,626	1,110,380	1,609,962	1,271,370
Bank loans and other	448,257	351,695	448,169	373,796
Equipment financing	713,001	650,214	653,557	620,173
	$5,501,272	$3,083,414	$5,441,009	$3,493,289
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
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, Nextel Brazil had accrued liabilities of $73.9 million and $70.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $10.7 million and $11.2 million related to unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $435.4 million and $439.4 million as of March 31, 2014. We evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies on an ongoing basis. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
Federal Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia. The class action lawsuit was captioned Iron Workers District Council of New England Pension Fund and State-Boston Retirement System v. NII Holdings, Inc., et al. and generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The purported lead plaintiffs represent a class of persons who purchased or otherwise acquired the Company’s securities between February 25, 2010 and February 27, 2014 and are seeking class certification and unspecified damages, fees and injunctive relief. The Company and the named individuals intend to vigorously defend themselves in this matter.
In addition, we are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2013, except for Argentina and certain subsidiaries in Mexico, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2014 and subsequent years. We maintained this same valuation allowance position for the first quarter of 2014. As a result, the valuation allowance on our deferred tax assets increased by $121.6 million for the three-month period ended March 31, 2014. Our valuation allowance was $4.6 billion and $4.5 billion as of March 31, 2014 and December 31, 2013, respectively. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets until our facts justify the recognition of such benefits.
For the three months ended March 31, 2014 and 2013, we recorded a consolidated income tax provision of $5.0 million and $21.6 million, respectively. The $16.6 million decrease in the consolidated income tax provision is primarily due to a decrease in our current tax expense caused by an increase in losses from continuing operations before income tax provision in the markets and reductions in withholding taxes on intercompany charges. Further, for the reasons discussed above, we were not able to recognize a deferred tax benefit for pre-tax losses recognized in Brazil, most of our Mexico subsidiaries, Chile, the U.S. and our foreign holding companies in 2014.

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

	Brazil	Mexico	Argentina	Chile	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2014
Operating revenues	$461,224	$381,844	$112,680	$14,432	$34	$970,214
Segment (losses) earnings	$(29,145)	$(12,540)	$26,978	$(24,749)	$(44,475)	$(83,931)
Less:
Impairment and restructuring benefits						2,527
Depreciation and amortization						(157,676)
Foreign currency transaction losses, net						(7,186)
Interest expense and other, net						(124,794)
Loss from continuing operations before income tax provision						$(371,060)
Capital expenditures	$67,688	$38,522	$5,252	$602	$5,750	$117,814

Three Months Ended March 31, 2013
Operating revenues	$635,872	$514,014	$167,024	$25,264	$(11,335)	$1,330,839
Segment earnings (losses)	$157,643	$101,229	$52,341	$(34,495)	$(48,805)	$227,913
Less:
Impairment and restructuring charges						(124,607)
Depreciation and amortization						(182,822)
Foreign currency transaction gains, net						23,225
Interest expense and other, net						(107,911)
Loss from continuing operations before income tax provision						$(164,202)
Capital expenditures	$92,908	$52,465	$1,493	$3,113	$2,752	$152,731

March 31, 2014
Identifiable assets	$3,625,452	$2,564,613	$386,760	$156,730	$1,456,110	$8,189,665
December 31, 2013
Identifiable assets	$3,705,642	$2,695,091	$451,041	$169,062	$1,659,118	$8,679,954

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Condensed Consolidating Financial Statements
In 2011, we issued $1.45 billion in aggregate principal amount of our 7.625% senior notes due 2021. In addition, during 2009, we issued senior notes totaling $1.3 billion in aggregate principal amount comprised of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019. All of these senior notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. No foreign subsidiaries will guarantee the senior notes unless they are first tier subsidiaries of NII Holdings. These guarantees are full and unconditional, as well as joint and several.
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, as well as condensed consolidating statements of comprehensive loss for the three months ended March 31, 2014 and 2013 and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.
In connection with the preparation of our condensed consolidated financial statements for the first quarter of 2014, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the three months ended March 31, 2013 to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments on behalf of certain guarantor subsidiaries. This condensed consolidating financial information is provided in connection with outstanding senior notes issued by NII Capital Corp. that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) decreasing the parent company's net cash outflows from operating activities and increasing the parent company's net cash outflows from investing activities by $14.1 million; and b) increasing the guarantors' net cash outflows from operating activities and increasing the guarantor's net cash inflows from financing activities by $14.5 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$257,829	$—	$14,888	$1,027,052	$—	$1,299,769
Short-term investments	—	—	—	305,208	—	305,208
Accounts receivable, net	—	—	431	501,019	—	501,450
Short-term intercompany receivables	34,196	92,206	86,053	5,768	(218,223)	—
Handset and accessory inventory	—	—	—	411,058	—	411,058
Deferred income taxes, net	—	—	1,107	109,526	—	110,633
Prepaid expenses and other	6,152	—	14,739	541,523	—	562,414
Total current assets	298,177	92,206	117,218	2,901,154	(218,223)	3,190,532
Property, plant and equipment, net	—	—	130,286	3,264,743	—	3,395,029
Investments in and advances to affiliates	1,636,058	1,217,111	1,271,936	—	(4,125,105)	—
Intangible assets, net	18,000	—	—	995,124	—	1,013,124
Deferred income taxes, net	15,821	—	—	28,178	(15,821)	28,178
Long-term intercompany receivables	1,458,283	3,782,566	707,192	1,354	(5,949,395)	—
Other assets	29,020	30,963	6,018	496,801	—	562,802
Total assets	$3,455,359	$5,122,846	$2,232,650	$7,687,354	$(10,308,544)	$8,189,665

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$—	$—	$1,630	$314,482	$—	$316,112
Short-term intercompany payables	465,567	119,098	1,483,031	256,603	(2,324,299)	—
Accrued expenses and other	—	78,224	16,885	762,265	(197)	857,177
Deferred revenues	—	—	—	119,004	—	119,004
Current portion of long-term debt	—	—	1,966	101,569	—	103,535
Deposits related to 2013 sale of towers	—	—	—	715,782	—	715,782
Total current liabilities	465,567	197,322	1,503,512	2,269,705	(2,324,496)	2,111,610
Long-term debt	23	2,730,389	33,307	2,985,571	—	5,749,290
Deferred revenues	—	—	—	10,558	—	10,558
Deferred income tax liabilities	1	2,950	15,259	94,919	(15,821)	97,308
Long-term intercompany payables	2,968,122	—	10,390	865,961	(3,844,473)	—
Other long-term liabilities	30,411	—	10,549	188,704	—	229,664
Total liabilities	3,464,124	2,930,661	1,573,017	6,415,418	(6,184,790)	8,198,430
Total stockholders’ (deficit) equity	(8,765)	2,192,185	659,633	1,271,936	(4,123,754)	(8,765)
Total liabilities and stockholders’ (deficit) equity	$3,455,359	$5,122,846	$2,232,650	$7,687,354	$(10,308,544)	$8,189,665
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$356,314	$—	$5,586	$1,371,883	$—	$1,733,783
Short-term investments	—	—	—	585,760	—	585,760
Accounts receivable, net	—	—	627	521,936	—	522,563
Short-term intercompany receivables	31,803	129,810	72,595	4,779	(238,987)	—
Handset and accessory inventory	—	—	—	342,585	—	342,585
Deferred income taxes, net	—	—	1,145	126,250	—	127,395
Prepaid expenses and other	6,832	—	7,914	421,354	—	436,100
Total current assets	394,949	129,810	87,867	3,374,547	(238,987)	3,748,186
Property, plant and equipment, net	—	—	130,729	3,257,618	(287)	3,388,060
Investments in and advances to affiliates	1,867,753	1,503,202	1,562,080	—	(4,933,035)	—
Intangible assets, net	18,000	—	—	975,669	—	993,669
Deferred income taxes, net	16,025	—	—	26,716	(16,028)	26,713
Long-term intercompany receivables	1,474,658	3,714,760	701,680	1,354	(5,892,452)	—
Other assets	29,381	32,556	15,383	446,006	—	523,326
Total assets	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$727	$368,329	$—	$369,056
Short-term intercompany payables	464,798	132,007	1,485,835	159,322	(2,241,962)	—
Accrued expenses and other	—	59,490	26,089	887,177	(222)	972,534
Deferred revenues	—	—	—	128,148	—	128,148
Current portion of long-term debt	—	—	1,871	94,968	—	96,839
Deposits related to 2013 sale of towers	—	—	—	720,013	—	720,013
Total current liabilities	464,798	191,497	1,514,522	2,357,957	(2,242,184)	2,286,590
Long-term debt	23	2,729,321	33,864	2,933,424	—	5,696,632
Deferred revenues	—	—	—	11,238	—	11,238
Deferred income tax liabilities	3	2,950	15,384	106,682	(16,028)	108,991
Long-term intercompany payables	2,950,226	—	10,390	929,990	(3,890,606)	—
Other long-term liabilities	30,329	—	10,248	180,539	—	221,116
Total liabilities	3,445,379	2,923,768	1,584,408	6,519,830	(6,148,818)	8,324,567
Total stockholders’ equity	355,387	2,456,560	913,331	1,562,080	(4,931,971)	355,387
Total liabilities and stockholders’ equity	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$824	$970,158	$(768)	$970,214
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	603,388	—	603,388
Selling, general and administrative	803	—	43,623	408,748	(2,417)	450,757
Impairment and restructuring charges	—	—	(1,965)	(562)	—	(2,527)
Management fee and other	—	—	(15,389)	16,668	(1,279)	—
Depreciation and amortization	—	—	6,027	151,649	—	157,676
	803	—	32,296	1,179,891	(3,696)	1,209,294
Operating loss	(803)	—	(31,472)	(209,733)	2,928	(239,080)
Other income (expense)
Interest expense, net	(141)	(60,625)	(235)	(79,211)	—	(140,212)
Intercompany interest expense	(57,896)	—	(17)	(12,578)	70,491	—
Interest income	102	—	3	20,003	—	20,108
Intercompany interest income	81	70,202	206	2	(70,491)	—
Foreign currency transaction losses, net	—	—	—	(7,186)	—	(7,186)
Equity in loss of affiliates	(327,550)	(298,731)	(297,709)	—	923,990	—
Other income (expense), net	2,928	—	—	(4,977)	(2,641)	(4,690)
	(382,476)	(289,154)	(297,752)	(83,947)	921,349	(131,980)
Loss from continuing operations before income tax benefit (provision)	(383,279)	(289,154)	(329,224)	(293,680)	924,277	(371,060)
Income tax benefit (provision)	7,200	(3,640)	(4,550)	(4,050)	—	(5,040)
Net loss from continuing operations	(376,079)	(292,794)	(333,774)	(297,730)	924,277	(376,100)
Income from discontinued operations, net of income taxes	—	—	—	21	—	21
Net loss	$(376,079)	$(292,794)	$(333,774)	$(297,709)	$924,277	$(376,079)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$8,419	$8,159	$8,159	$8,159	$(24,477)	$8,419
Other	(569)	(569)	(569)	(569)	1,707	(569)
Other comprehensive income	7,850	7,590	7,590	7,590	(22,770)	7,850
Net loss	(376,079)	(292,794)	(333,774)	(297,709)	924,277	(376,079)
Total comprehensive loss	$(368,229)	$(285,204)	$(326,184)	$(290,119)	$901,507	$(368,229)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,330,839	$(768)	$1,330,839
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	605,394	—	605,394
Selling, general and administrative	791	—	46,401	452,004	(1,664)	497,532
Impairment and restructuring charges	—	—	77,000	47,607	—	124,607
Management fee and other	—	—	(28,699)	38,309	(9,610)	—
Depreciation and amortization	—	—	10,397	172,425	—	182,822
	791	—	105,099	1,315,739	(11,274)	1,410,355
Operating (loss) income	(791)	—	(104,331)	15,100	10,506	(79,516)
Other income (expense)
Interest expense, net	(140)	(59,316)	(410)	(49,796)	—	(109,662)
Intercompany interest expense	(57,896)	—	(12)	(13,448)	71,356	—
Interest income	309	—	4	6,192	—	6,505
Intercompany interest income	1,118	70,203	35	—	(71,356)	—
Foreign currency transaction gains, net	—	—	—	23,225	—	23,225
Equity in loss of affiliates	(161,046)	(48,737)	(47,447)	—	257,230	—
Other income (expense), net	10,506	—	(2)	(4,752)	(10,506)	(4,754)
	(207,149)	(37,850)	(47,832)	(38,579)	246,724	(84,686)
Loss from continuing operations before income tax benefit (provision)	(207,940)	(37,850)	(152,163)	(23,479)	257,230	(164,202)
Income tax benefit (provision)	436	(3,395)	(2,605)	(2,284)	(13,770)	(21,618)
Net loss from continuing operations	(207,504)	(41,245)	(154,768)	(25,763)	243,460	(185,820)
Loss from discontinued operations, net of income taxes	—	—	—	(21,684)	—	(21,684)
Net loss	$(207,504)	$(41,245)	$(154,768)	$(47,447)	$243,460	$(207,504)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$77,453	$77,640	$77,640	$77,640	$(232,920)	$77,453
Other	(1,925)	(1,925)	(1,925)	(1,925)	5,775	(1,925)
Other comprehensive income	75,528	75,715	75,715	75,715	(227,145)	75,528
Net loss	(207,504)	(41,245)	(154,768)	(47,447)	243,460	(207,504)
Total comprehensive (loss) income	$(131,976)	$34,470	$(79,053)	$28,268	$16,315	$(131,976)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(376,079)	$(292,794)	$(333,774)	$(297,709)	$924,277	$(376,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	336,162	293,000	286,773	(101,159)	(924,277)	(109,501)
Total operating cash (used in) provided by continuing operations	(39,917)	206	(47,001)	(398,868)	—	(485,580)
Total operating cash provided by discontinued operations	—	—	—	21	—	21
Net cash (used in) provided by operating activities	(39,917)	206	(47,001)	(398,847)	—	(485,559)
Cash flows from investing activities:
Capital expenditures	—	—	(1,700)	(180,627)	—	(182,327)
Purchases of long-term and short- term investments	—	—	—	(203,232)	—	(203,232)
Proceeds from sales of long-term and short-term investments	—	—	—	510,117	—	510,117
Investments in subsidiaries	(58,566)	(216)	—	—	58,782	—
Payments for purchases of licenses and other	—	—	—	(34,119)	—	(34,119)
Total investing cash (used in) provided by continuing operations	(58,566)	(216)	(1,700)	92,139	58,782	90,439
Total investing cash used in discontinued operations	—	—	—	(30)	—	(30)
Net cash (used in) provided by investing activities	(58,566)	(216)	(1,700)	92,109	58,782	90,409
Cash flows from financing activities:
Borrowings under equipment financing facilities and other	—	—	—	14,691	—	14,691
Repayments under bank loans, equipment financing and other	(2)	—	(463)	(18,866)	—	(19,331)
Capital contributions	—	10	58,466	306	(58,782)	—
Net cash flows (used in) provided by financing activities	(2)	10	58,003	(3,869)	(58,782)	(4,640)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(34,224)	—	(34,224)
Net (decrease) increase in cash and cash equivalents	(98,485)	—	9,302	(344,831)	—	(434,014)
Cash and cash equivalents, beginning of period	356,314	—	5,586	1,371,883	—	1,733,783
Cash and cash equivalents, end of period	$257,829	$—	$14,888	$1,027,052	$—	$1,299,769

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(207,504)	$(41,245)	$(154,768)	$(47,447)	$243,460	$(207,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	167,521	42,118	126,563	(14,223)	(243,060)	78,919
Total operating cash (used in) provided by continuing operations	(39,983)	873	(28,205)	(61,670)	400	(128,585)
Total operating cash used in discontinued operations	—	—	—	(14,045)	—	(14,045)
Net cash (used in) provided by operating activities	(39,983)	873	(28,205)	(75,715)	400	(142,630)
Cash flows from investing activities:
Capital expenditures	—	—	(8,305)	(233,083)	(400)	(241,788)
Purchases of long-term and short- term investments	—	—	—	(176,309)	—	(176,309)
Proceeds from sales of short-term investments	—	—	—	342,819	—	342,819
Investments in subsidiaries	(38,484)	(873)	—	—	39,357	—
Payment for purchases of licenses and other	—	—	—	(19,114)	—	(19,114)
Total investing cash used in continuing operations	(38,484)	(873)	(8,305)	(85,687)	38,957	(94,392)
Total investing cash used in discontinued operations	—	—	—	(27,060)	—	(27,060)
Net cash used in investing activities	(38,484)	(873)	(8,305)	(112,747)	38,957	(121,452)
Cash flows from financing activities:
Borrowings under equipment financing facilities	—	—	—	41,780	—	41,780
Proceeds from issuance of senior notes	—	—	—	750,000	—	750,000
Repayments under bank loans, equipment financing and other	—	—	(4,087)	(24,070)	—	(28,157)
Capital contributions	—	—	38,484	873	(39,357)	—
Total financing cash provided by continuing operations	—	—	34,397	768,583	(39,357)	763,623
Total financing cash used in discontinued operations	—	—	—	(779)	—	(779)
Net cash provided by financing activities	—	—	34,397	767,804	(39,357)	762,844
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,198	—	2,198
Change in cash and cash equivalents held for sale	—	—	—	3,965	—	3,965
Net (decrease) increase in cash and cash equivalents	(78,467)	—	(2,113)	585,505	—	504,925
Cash and cash equivalents, beginning of period	735,022	—	6,469	629,682	—	1,371,173
Cash and cash equivalents, end of period	$656,555	$—	$4,356	$1,215,187	$—	$1,876,098

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2014 and December 31, 2013 and our consolidated results of operations for the three-month periods ended March 31, 2014 and 2013; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K and the amendments to that annual report, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile.
Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our push-to-talk services, which allow subscribers to talk to each other instantly, and our high level of customer service. With the deployment of our WCDMA networks in our markets, we are extending our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
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
The deployment and expansion of our WCDMA networks in Brazil, Mexico and Chile enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. In December 2013, we signed agreements with Telefonica Moviles, or Telefonica, under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. In Brazil, the arrangements with Telefonica allowed us to begin enhancing our service offerings during the first quarter of 2014 by expanding the areas in which customers using our WCDMA services can access voice and data services. When implemented, the Telefonica agreement in Mexico will allow similar enhancements to Nextel Mexico's service offerings. We plan to expand the coverage and quality of our networks in Brazil and Mexico in 2014. We also offer service on our iDEN network in Argentina. Our current spectrum holdings are sufficient to enable us to deploy networks that utilize long-term evolution, or LTE, technology in certain areas in Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico later in 2014.
In light of our financial condition, our goal for the remainder of 2014 is to expand the number of subscriber units operating on our networks, which we refer to as our subscriber base, on our WCDMA network in Brazil, stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we experienced in 2013 and into the first quarter of 2014. More broadly, our goal is to generate higher revenues and increase our subscriber base by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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
We also expect to use domestic and international roaming agreements, including the roaming arrangements with Telefonica in Brazil and Mexico, to cost effectively expand our service to areas in our markets that we do not currently serve or plan to serve using our own networks and to provide our customers with services when they travel to other countries.
Competitive Environment.
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and data services, making it more difficult for us to compete effectively on our iDEN networks in areas where our new networks have not been fully deployed. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing subscribers.
We compete with other communications service providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our push-to-talk services that make it easier for our subscribers to communicate quickly and efficiently. We expect to continue to focus on this differentiated approach as we offer services on our WCDMA networks and pursue our plans to extend our target market with an expanded message that focuses on the quality and speed of the data services supported by our new networks. Historically, our largest competitors have focused their marketing efforts on subscribers in the mass market retail and consumer segments who purchase services largely on the basis of price rather than quality of service, but recently those competitors have placed more emphasis on attracting postpaid subscribers within our target segments, which are considered the premium segments in our markets because they typically generate higher average monthly revenue per subscriber. With this shift in focus, some of our largest competitors have recently begun to concentrate on enhancing their network quality and their customer service and customer care functions, which may minimize the value of our network quality and speed (for our new networks) and the quality of our customer service as points of differentiation, enabling those competitors to compete more effectively with us. Since our iDEN network does not support high speed data applications, we are experiencing higher levels of migrations to lower price rate plans both within our iDEN network and from our iDEN network to our WCDMA network. We believe that the users who primarily make up our targeted subscriber base are likely to base their purchase decisions on network quality and quality of customer support, as well as on the availability of differentiated features and services, like our push-to-talk services, that make it easier for them to communicate quickly, efficiently and economically. However, because pricing is one of a number of important factors in potential customers' purchase decisions, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
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

•
refreshed and tailored our marketing approach to this broader set of customers, especially consumer customers, to make them aware of our new services and capabilities, our broader range of available handsets and devices, and the quality and performance of our networks; and

•
worked with device suppliers to develop new handset models and features supported by our WCDMA networks, including devices and smartphones from suppliers like Samsung, LG, Sony, Alcatel, Huawei, Motorola Mobility and Apple; and

•	developed and launched a high performance push-to-talk service, which we refer to as Prip, which operates on a wide range of standard smartphones.
Strategic Approach.
Over the past year, we have experienced increased competition and operational challenges in our markets, particularly in Brazil and Mexico, as we have deployed our WCDMA networks. During the second half of 2013, these challenges proved to be more difficult than we anticipated, and in some cases, we did not effectively execute our plans to address those challenges. As a result, we experienced deteriorating operational metrics, including with respect to subscriber growth and customer retention. This deterioration was particularly significant in Mexico where Sprint's decision to deactivate its iDEN network in the U.S. and the insufficient capacity of Nextel Mexico's network to handle the number of subscribers that migrated from service on our iDEN network to service on our WCDMA networks, as well as the inability of our customer operations to respond to problems encountered by those subscribers, resulted in a significant subscriber loss and decline in revenues in the second half of 2013 and continuing into the first quarter of 2014. To address these and other difficulties that we continue to face as a result of the delays in our deployment of our WCDMA networks, we are taking actions to improve the quality and coverage of those networks and have also implemented a set of initiatives designed to generate growth, streamline our organization, improve our competitive agility and reduce costs that are not critical to our growth strategy.
We continue to implement a comprehensive strategy that we believe will best position us to achieve our long-term goal of generating profitable growth. Some of the key components of that strategy are as follows:
Deploying Our Networks.  We strive to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and have deployed and plan to continue to expand our WCDMA networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data services. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to our iDEN technology. Our WCDMA networks will allow us to continue to offer the differentiated services that our current subscribers rely on while expanding our products and services using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded subscriber base. We also plan to deploy LTE in select cities in Brazil and Mexico later in 2014.
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

Finally, as we implement changes to our business strategy that are designed to improve our results, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which, for the first quarter of 2014, collectively produced about 87% of our total consolidated operating revenues. Consistent with this change in emphasis, in August 2013, we sold all of the outstanding equity interests of Nextel Peru to Entel. While we will also continue to support our operations in our other markets, recent results of operations and this change in emphasis make it appropriate for us to consider and explore a variety of strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses.
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
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our push-to-talk services. These services provide significant value, allowing our subscribers to communicate with each other instantaneously at the touch of a button. In 2012, we began offering Direct Connect push-to-talk service on our WCDMA networks as part of our effort to maintain this key point of differentiation. Also, in 2013, we began offering our Prip push-to-talk service, which operates on a wide range of standard smartphones, including the iPhone, enabling users to communicate using a push-to-talk solution with other subscribers across our networks. The Prip service is currently available in Brazil, Mexico and Chile and operates on WCDMA- and LTE-based networks outside our markets, including in the U.S. where data roaming services are available, as well as over WiFi. We also offer Prip as a downloadable application in the U.S. The Prip application allows U.S. users to communicate with other users of this application, as well as users of push-to-talk services on our iDEN and WCDMA networks in our markets regardless of the technology used to support those services. Our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our services.
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
Building on the Strength of the Nextel Brand. Since 2002, we have offered services under the Nextel brand. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and subscriber support we provide. This positioning of our brand allowed us to successfully build our subscriber base of high value customers who are attracted to our differentiated services and our reputation for providing a high quality subscriber experience. The deactivation of Sprint's iDEN network in mid-2013 resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico. We are taking actions to reposition the Nextel brand in our markets as a quality WCDMA service provider.
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
Focusing on Major Business Centers.  Because we target high value subscribers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business subscribers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our new networks are expected to serve both these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. In addition, we expect to use domestic roaming agreements to cost effectively expand our service to network coverage in areas in our markets that we do not serve using our own networks.
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
Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by the insufficient capacity of Nextel Mexico's network to handle the number of subscribers that migrated from service on our iDEN network to service on our WCDMA network, as well as the inability of our customer operations to respond to problems encountered by those subscribers. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico, which has made it more difficult for us to attract and retain subscribers there.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers and to address the negative impact of Sprint’s deactivation of its iDEN network in the U.S. on its subscribers, including by improving the capacity, coverage and quality of its WCDMA network, launching education and awareness campaigns and offering new service plans, all of which are intended to help stabilize Nextel Mexico's business and improve market perceptions of the quality and value of its service so that it is positioned to deliver future growth.
Sale of Nextel Peru.
In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, for $405.5 million in cash, which included $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. In April 2014, we released $7.5 million of the amounts held in escrow to Entel as a result of the settlement of certain indemnification claims. The remaining funds held in escrow continue to be available to satisfy potential future indemnification claims. In connection with the sale of Nextel Peru to Entel, we have reported Nextel Peru as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Peru's results of operations for all periods presented to reflect Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in this quarterly report on Form 10-Q exclude amounts attributable to discontinued operations.

Unrestricted Subsidiary

In the first quarter of 2013, our Chilean operating segment, which we refer to as Nextel Chile, was designated as an unrestricted subsidiary under the terms of the indentures relating to our senior notes that were issued by NII Capital Corp. and NII International Telecom, S.C.A. For the three months ended March 31, 2014, Nextel Chile had total operating revenues of $14.4 million, segment losses of $24.7 million and net losses of $37.8 million. As of March 31, 2014, Nextel Chile had total assets of $156.7 million and total liabilities of $264.5 million.
Subscriber Units in Commercial Service

As we transition to our WCDMA networks, we are able to offer a substantially broader range of services and subscriber units that support voice services, including our push-to-talk services, data services and, in many cases, both. In some instances, we offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the flexibility to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device. Because these handsets include two SIM cards and require two contracts, they are reported as two subscribers for regulatory and external reporting purposes consistent with industry practice. Accordingly, each of these dual SIM handsets that are provisioned with two separate SIM cards is included in the table below as two "Subscriber Units in Commercial Service." We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers.
The table below provides an overview of our subscriber units in commercial service on both our iDEN and WCDMA networks in the countries indicated as of March 31, 2014 and December 31, 2013.

	Brazil	Mexico	Argentina	Chile	Total
	(in thousands)
iDEN subscriber units	3,620.3	2,074.6	2,023.1	29.2	7,747.2
WCDMA subscriber units	337.9	1,189.9	—	214.3	1,742.1
Total subscriber units in commercial service — December 31, 2013	3,958.2	3,264.5	2,023.1	243.5	9,489.3

iDEN net subscriber losses	(88.3)	(289.1)	(26.4)	(1.3)	(405.1)
WCDMA net subscriber additions	259.5	76.8	—	16.8	353.1
Total net subscriber additions (losses)	171.2	(212.3)	(26.4)	15.5	(52.0)

Migrations from iDEN to WCDMA	47.7	191.7	—	1.6	241.0

iDEN subscriber units	3,484.3	1,593.8	1,996.7	26.3	7,101.1
WCDMA subscriber units	645.1	1,458.4	—	232.7	2,336.2
Total subscriber units in commercial service — March 31, 2014	4,129.4	3,052.2	1,996.7	259.0	9,437.3

The following table shows our customer turnover rates for subscribers on both our iDEN and WCDMA networks in the countries indicated for the three months ended March 31, 2014.

	Brazil	Mexico	Argentina	Chile	Total
Total customer turnover (1)	2.39%	4.30%	4.16%	2.87%	3.42%
iDEN customer turnover	2.53%	5.68%	4.16%	2.14%	3.74%
WCDMA customer turnover	1.47%	2.40%	—	2.96%	2.24%
_______________________________________
(1) Customer turnover is calculated by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon presently available information. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
As described in more detail in our annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	valuation of long-lived assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
Cost of handset and accessory sales consists largely of the cost of our handsets and accessories, order fulfillment and installation-related expenses, as well as write-downs of handset and related accessory inventory for shrinkage or obsolescence.

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
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments using the average foreign currency exchange rates for the three months ended March 31, 2014 and 2013. The following table presents the average foreign currency exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average foreign currency exchange rates utilized in prior periods.

	Three Months Ended March 31,
	2014	2013	Percent Change
Brazilian real	2.36	2.00	(18)%
Mexican peso	13.24	12.66	(5)%
Argentine peso	7.63	5.02	(52)%
Chilean peso	551.76	472.50	(17)%

Throughout 2013 and continuing into the first quarter of 2014, foreign currency exchange rates in Mexico, Argentina and Chile depreciated in value relative to the U.S. dollar. In addition, foreign currency exchange rates in Brazil depreciated in value relative to the U.S. dollar late in 2013 and at the beginning of 2014, but strengthened slightly at the end of the first quarter of 2014. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2013, as well as at the end of the first quarter of 2014. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2013				2014
	March	June	September	December	March
Brazilian real	2.01	2.22	2.23	2.34	2.26
Mexican peso	12.35	13.19	13.01	13.08	13.08
Argentine peso	5.12	5.39	5.79	6.52	8.00
Chilean peso	472.03	507.16	504.2	524.61	551.18

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2013 to amounts that would have resulted if the average foreign currency rates for the three months ended March 31, 2013 were the same as the average foreign currency exchange rates that were in effect for the three months ended March 31, 2014; and (ii) by comparing the constant currency financial measures for the three months ended March 31, 2013 to the actual financial measures for the three months ended March 31, 2014. This constant currency comparison applies consistent foreign currency exchange rates to the operating revenues earned in foreign currencies and to the other components of our consolidated net loss and to segment earnings for Nextel Brazil, Nextel Mexico and Nextel Argentina for the three months ended March 31, 2013, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.	Consolidated

	Three Months Ended March 31, 2014	% of Consolidated Operating Revenues	Three Months Ended March 31, 2013	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$913,905	94%	$1,283,076	96%	$(369,171)	(29)%	(18)%
Handset and accessory revenues	56,309	6%	47,763	4%	8,546	18%	49%
	970,214	100%	1,330,839	100%	(360,625)	(27)%	(16)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	337,583	35%	399,093	30%	(61,510)	(15)%	(3)%
Cost of handset and accessory sales	265,805	27%	206,301	15%	59,504	29%	32%
	603,388	62%	605,394	45%	(2,006)	—	9%
Selling and marketing expenses	148,559	16%	144,134	11%	4,425	3%	16%
General and administrative expenses	302,198	31%	353,398	27%	(51,200)	(14)%	(2)%
Impairment and restructuring (benefits) charges	(2,527)	—	124,607	9%	(127,134)	(102)%	(102)%
Depreciation and amortization	157,676	16%	182,822	14%	(25,146)	(14)%	(2)%
Operating loss	(239,080)	(25)%	(79,516)	(6)%	(159,564)	201%	186%
Interest expense, net	(140,212)	(14)%	(109,662)	(8)%	(30,550)	28%	34%
Interest income	20,108	2%	6,505	—	13,603	209%	271%
Foreign currency transaction (losses) gains, net	(7,186)	(1)%	23,225	2%	(30,411)	(131)%	(132)%
Other expense, net	(4,690)	—	(4,754)	—	64	(1)%	14%
Loss from continuing operations before income tax provision	(371,060)	(38)%	(164,202)	(12)%	(206,858)	126%	125%
Income tax provision	(5,040)	(1)%	(21,618)	(2)%	16,578	(77)%	(70)%
Net loss from continuing operations	(376,100)	(39)%	(185,820)	(14)%	(190,280)	102%	107%
Income (loss) from discontinued operations, net of income taxes	21	—	(21,684)	(2)%	21,705	(100)%	(100)%
Net loss	$(376,079)	(39)%	$(207,504)	(16)%	$(168,575)	81%	107%
We continued to experience deteriorating financial and operational results in the first quarter of 2014 due to a number of factors, including the economic and competitive environments in our markets, the continued impact of Sprint's deactivation of its iDEN-based network in the U.S. on our Mexican operations and declining local currency values. In addition, the delays in the deployment and launch of services on our WCDMA networks that we experienced in 2013 resulted in a smaller subscriber base in Mexico and lower levels of average revenues per subscriber in Brazil and Mexico in the first quarter of 2014. As a result of these and other factors, our consolidated subscriber base decreased 4% from March 31, 2013 to March 31, 2014, and our consolidated operating revenues on a reported basis decreased 27% in the first quarter of 2014 compared to the first quarter of 2013. Also contributing to the year-over-year decline in operating revenues were migrations of existing iDEN subscribers to lower rate service plans on our iDEN network in Brazil, which drove lower average revenue per subscriber in local currency, and declines in local currency values relative to the U.S. dollar. From the first quarter of 2013 to the same period in 2014, our consolidated operating revenues decreased 16% on a constant currency basis.
We believe that the deployment of our WCDMA networks will enable us to offer new and differentiated services to a larger base of subscribers, but expect that our ability to attract customers and increase our operating revenues for services provided using the networks will be tied to our ability to change customer perceptions regarding the types and quality of services we offer and our ability to develop services and rate plans that differentiate us from our competition and meet our customers' needs. During the first quarter of 2014, the impact of weaker average foreign currency exchange rates, lower average revenue per subscriber in local currency and higher cost of handsets, combined with additional expenses related to the operation of our WCDMA networks, led to an increase in our consolidated cost of revenues, selling and marketing expenses and general and administrative expenses as percentages of consolidated operating revenues compared to the first quarter of 2013. As a result, our operating loss increased $159.6 million from the first quarter of 2013 to the same period in 2014.
In the first quarter of 2014, our investments in consolidated capital expenditures were $117.8 million, which represents a 23% decrease from the first quarter of 2013. We plan to continue to invest in the deployment of our WCDMA networks during the remainder of 2014, with a particular focus on enhancing those networks and improving results in our largest markets of Brazil and Mexico. We also plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico later in 2014. Based on these plans, we currently expect our investments in capital expenditures for the remainder of 2014, including our investments in our networks, will be lower than the levels of those investments in 2013.
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

Consolidated service and other revenues decreased $369.2 million, or 29%, on a reported basis from the first quarter of 2013 to the same period in 2014. This decrease was principally due to the decline in our consolidated subscriber base and a decrease in consolidated average revenue per subscriber in local currency caused by an increase in the number of subscribers on lower rate service plans in both Brazil and Mexico, including the migration of existing customers to lower rate service plans, and weaker foreign currency exchange rates in Brazil, Mexico and Argentina. On a constant currency basis, consolidated operating revenues decreased 16% for the first quarter of 2014 compared to the first quarter of 2013.

2.	Cost of revenues

Consolidated cost of revenues remained relatively stable on a reported basis from the first quarter of 2013 to the same period in 2014 despite the lower consolidated operating revenue level primarily as a result of:

•
a $59.5 million, or 29%, increase in cost of handset and accessory sales resulting from a 12% increase in gross subscriber additions, mostly in Brazil, and a change in the mix of handsets in Brazil and Mexico toward higher-tier handsets; and

•
a $10.3 million, or 7%, increase in consolidated direct switch and transmitter and receiver site costs due to a 27% increase in the number of sites in service from March 31, 2013 to March 31, 2014 in connection with the deployment and expansion of our WCDMA networks in Brazil and Mexico.

These increases were partially offset by:

•
a $57.4 million, or 34%, decrease in consolidated interconnect costs related to lower interconnect minutes of use in Brazil and Mexico primarily due to the reduction in our consolidated subscriber base and lower interconnect costs per minute in Brazil;

•	a $13.3 million, or 31%, decrease in consolidated service and repair costs resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets; and

•	weaker average foreign currency exchange rates in Brazil, Mexico and Argentina.

On a constant currency basis, consolidated cost of revenues increased 9% for the first quarter of 2014 compared to the first quarter of 2013.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 45% in the first quarter of 2013 to 62% in the first quarter of 2014 primarily as a result of the decline in operating revenues over the same period, as well as an increase in the cost of handset and accessory sales caused by higher consolidated gross subscriber additions and higher network costs related to the operation of our WCDMA networks.

3.	General and administrative expenses

The $51.2 million, or 14%, decrease in consolidated general and administrative expenses on a reported basis, and 2% on a constant currency basis, in the first quarter of 2014 compared to the same period in 2013 was primarily the result of a decrease in customer care expenses and information technology costs, mostly in Brazil, fewer general and administrative personnel and lower revenue-based taxes in Brazil and Mexico associated with the decline in Nextel Brazil and Nextel Mexico's operating revenues.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 27% in the first quarter of 2013 to 31% in the first quarter of 2014 largely as a result of the decline in operating revenues over the same period.

4.	Impairment and restructuring (benefits) charges

Consolidated impairment and restructuring charges recognized in 2013 primarily related to a non-cash asset impairment charge of $85.3 million related to the discontinuation of software previously developed for use in multiple markets to support our customer relationship management systems, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico, and a $38.6 million non-cash charge in connection with the restructuring of our outsourcing agreements with NSN reflecting the write-off of a portion of the base contractual fees that we classified as a prepayment and that were being recognized over the life of the NSN agreements prior to their restructuring.

5.	Depreciation and amortization

The $25.1 million, or 14%, decrease in consolidated depreciation and amortization on a reported basis from the first quarter of 2013 to the same period in 2014 is the result of weaker average foreign currency exchange rates in Brazil, Mexico and Argentina. On a constant currency basis, consolidated depreciation and amortization decreased 2% from the first quarter of 2013 to the same period in 2014.

6.	Interest expense, net

The $30.6 million, or 28%, increase in consolidated net interest expense on a reported basis from the first quarter of 2013 to the same period in 2014 is largely related to interest incurred in connection with $900.0 million in 11.375% senior notes that we issued in February and April 2013 and $700.0 million in 7.875% senior notes that we issued in May 2013, as well as lower capitalized interest. On a constant currency basis, consolidated net interest expense increased 34% from the first quarter of 2013 to the same period in 2014.

7.	Foreign currency transaction (losses) gains

Foreign currency transaction losses of $7.2 million during the first quarter of 2014 are largely the result of the impact of the depreciation in the value of the Argentine peso relative to the U.S. dollar on Nextel Argentina's U.S. dollar-denominated net liabilities.

Foreign currency transaction gains of $23.2 million during the first quarter of 2013 are primarily the result of the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico's U.S. dollar-denominated net liabilities.

8.	Income tax provision

The $16.6 million, or 77%, decrease in the consolidated income tax provision from the first quarter of 2013 to the same period in 2014 is primarily due to an increase in losses from continuing operations before income tax provision in the markets and reductions in withholding taxes on intercompany charges.

b.	Nextel Brazil

	Three Months Ended March 31, 2014	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2013	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$425,766	92%	$616,635	97%	$(190,869)	(31)%	(18)%
Handset and accessory revenues	35,458	8%	19,237	3%	16,221	84%	117%
	461,224	100%	635,872	100%	(174,648)	(27)%	(14)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	168,162	37%	217,400	34%	(49,238)	(23)%	(10)%
Cost of handset and accessory sales	111,766	24%	50,566	8%	61,200	121%	127%
	279,928	61%	267,966	42%	11,962	4%	19%
Selling and marketing expenses	68,790	15%	44,889	7%	23,901	53%	81%
General and administrative expenses	141,651	30%	165,374	26%	(23,723)	(14)%	1%
Segment (losses) earnings	$(29,145)	(6)%	$157,643	25%	$(186,788)	(118)%	(124)%
Nextel Brazil represented 48% of our consolidated operating revenues for the first quarter of both 2014 and 2013, and comprised 44% of our total subscriber base as of March 31, 2014 compared to 40% as of March 31, 2013. Over the last two years, Nextel Brazil has operated in a competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. Nextel Brazil began offering full voice and data services on its WCDMA network late in 2013, which reflected a delay from the service launch dates that we originally planned. As a result, until recently, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. In addition, until recently, Nextel Brazil's focus was on retaining customers on its iDEN network, which resulted in lower average revenue per subscriber, as some customers migrated to lower rate plans and as new customers on the iDEN network selected lower rate service plans due to the absence of a competitive data offering. These competitive drivers and their impact on pricing were key factors in the $174.6 million decline in Nextel Brazil's operating revenues from the first quarter of 2013 to the same period in 2014 despite a 6% increase in Nextel Brazil's ending subscriber base over the same period.
Nextel Brazil experienced improved WCDMA subscriber growth in the first quarter of 2014, which was partially offset by deactivations by iDEN subscribers. We believe that Nextel Brazil's launch of services on its WCDMA network, its roaming arrangements with Telefonica and its plans to expand the coverage of its service will allow Nextel Brazil to enhance its service offerings and improve its competitive position by expanding the areas in which customers using WCDMA services in Brazil can access voice and data services.
During the first quarter of 2014, Nextel Brazil continued to invest in the development of its WCDMA network. As a result, Nextel Brazil incurred increased operating expenses to support services on the WCDMA network, including increased cost of handset sales relating to more sales of smartphones and other high-tier handsets supported by that network, while continuing to have a limited number of subscribers using those services. These increased operating costs were partially offset by a decline in other costs, but led to a reduction in Nextel Brazil's segment earnings margin from 25% in the first quarter of 2013 to a segment loss margin of 6% in the first quarter of 2014. In addition, Nextel Brazil's capital expenditures were $67.7 million in the first quarter of 2014, which represented 57% of our consolidated capital expenditures, compared to 61% of our consolidated capital expenditures in the first quarter of 2013.
The average value of the Brazilian real during the three months ended March 31, 2014 depreciated relative to the U.S. dollar by 18% compared to the average rate that prevailed during the same period in 2013. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the average level experienced during the first quarter of 2014 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.

Nextel Brazil’s segment earnings decreased $186.8 million, or 118%, on a reported basis, and 124% on a constant currency basis, in the first quarter of 2014 compared to the same period in 2013, as a result of the following:

1.	Operating revenues

The $190.9 million, or 31%, decrease in service and other revenues on a reported basis from the first quarter of 2013 to the same period in 2014 is primarily the result of a decline in average revenue per subscriber in Nextel Brazil's iDEN subscriber base as existing iDEN subscribers migrated to lower rate service plans and new iDEN subscribers chose lower rate plans due to competitive conditions, as well as weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's service and other revenues decreased 18% in the first quarter of 2014 compared to the same period in 2013.

2.	Cost of revenues

The $49.2 million, or 23%, decrease in cost of service on a reported basis from the first quarter of 2013 to the same period in 2014 is largely due to a $48.0 million, or 43%, decrease in interconnect costs related to a decrease in interconnect minutes of use and lower mobile termination rates. The $61.2 million, or 121%, increase in cost of handset and accessory sales on a reported basis from the first quarter of 2013 to the same period in 2014 is largely related to a 50% increase in gross subscriber additions in Brazil, as well as a change in the mix of handsets toward higher-tier smartphones and other handsets.

Nextel Brazil's cost of revenues increased as a percentage of operating revenues as a result of the more significant year-over-year decline in operating revenues described above and the higher cost of handset and accessory sales. On a constant currency basis, Nextel Brazil's total cost of revenues increased 19% in the first quarter of 2014 compared to the same period in 2013.

3.	Selling and marketing expenses

The $23.9 million, or 53%, increase in selling and marketing expenses on a reported basis, and 81% on a constant currency basis, in the first quarter of 2014 compared to same period in 2013 is largely due to significantly higher advertising costs resulting from new marketing campaigns in connection with our efforts to increase awareness of Nextel Brazil as a WCDMA service provider.

4.	General and administrative expenses

The $23.7 million, or 14%, decrease in general and administrative expenses on a reported basis is primarily due to weaker foreign currency exchange rates. General and administrative expenses increased by 1% on a constant currency basis in the first quarter of 2014 compared to the same period in 2013.

c.	Nextel Mexico

	Three Months Ended March 31, 2014	% of Nextel Mexico's Operating Revenues	Three Months Ended March 31, 2013	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$373,293	98%	$501,007	97%	$(127,714)	(25)%	(22)%
Handset and accessory revenues	8,551	2%	13,007	3%	(4,456)	(34)%	(31)%
	381,844	100%	514,014	100%	(132,170)	(26)%	(22)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	124,833	33%	123,145	24%	1,688	1%	8%
Cost of handset and accessory sales	133,275	35%	128,530	25%	4,745	4%	5%
	258,108	68%	251,675	49%	6,433	3%	6%
Selling and marketing expenses	58,996	15%	71,625	14%	(12,629)	(18)%	(14)%
General and administrative expenses	77,280	20%	89,485	17%	(12,205)	(14)%	(10)%
Segment (losses) earnings	$(12,540)	(3)%	$101,229	20%	$(113,769)	(112)%	(113)%
Nextel Mexico represented 39% of our consolidated operating revenues in both the first quarter of 2014 and the first quarter of 2013 and comprised 32% of our consolidated subscriber base as of March 31, 2014 compared to 40% in the first quarter of 2013.
Last year, Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by the insufficient capacity of Nextel Mexico's network to handle the number of subscribers that migrated from service on our iDEN network to service on our WCDMA network, as well as the inability of our customer operations to respond to problems encountered by those subscribers. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico, which has made it more difficult for us to attract and retain subscribers.
During the second half of 2013 and continuing into the first quarter of 2014, Nextel Mexico experienced deteriorating financial and operational results due to these and other factors such as the economic and competitive environments in Mexico. As a result, Nextel Mexico's subscriber base decreased 22% from March 31, 2013 to March 31, 2014, and its operating revenues decreased 26% on a reported basis compared to the first quarter of 2013. From the first quarter of 2013 to the same period in 2014, Nextel Mexico's operating revenues decreased 22% on a constant currency basis.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers, including improving its retail distribution channels, launching awareness campaigns to inform subscribers of the improvements to its WCDMA network and offering service plans designed to encourage subscribers' migration to new WCDMA handsets. While we believe that all of these actions should help to stabilize Nextel Mexico's business, the negative perception of our services in Mexico has continued to have a negative impact on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA network, which has resulted in further increases in subscriber deactivations and could result in further deactivations in the future.
The average value of the Mexican peso depreciated relative to the U.S. dollar by 5% during the first quarter of 2014 compared to the average value that prevailed during the first quarter of 2013. As a result, the components of Nextel Mexico's results of operations for 2013, after translation into U.S. dollars, reflect slightly lower revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not depreciated relative to the U.S. dollar.
Nextel Mexico's segment earnings decreased $113.8 million, or 112%, on a reported basis, and 113% on a constant currency basis, for the first quarter of 2014 compared to the same period in 2013, and Nextel Mexico's segment earnings margin of 20% in the first quarter of 2013 declined to a segment loss margin of 3% in the first quarter of 2014 as a result of the following:

1.	Operating revenues

The $127.7 million, or 25%, decrease in service and other revenues on a reported basis, and 22% on a constant currency basis, in the first quarter of 2014 compared to the same period in 2013 is primarily due to the 22% reduction in Nextel Mexico's subscriber base from March 31, 2013 to March 31, 2014 and a decline in average revenue per subscriber on a local currency basis resulting from the implementation of lower rate service plans in response to the competitive environment in Mexico.

2.	Cost of revenues

Nextel Mexico's cost of revenues increased as a percentage of operating revenues from 49% in the first quarter of 2013 to 68% in the first quarter of 2014 as a result of the more significant year-over-year decline in operating revenues on both a reported basis and a constant currency basis.

3.	Selling and marketing expenses

The $12.6 million, or 18%, decrease in selling and marketing expenses on a reported basis, and 14% on a constant currency basis, in the first quarter of 2014 compared to the same period in 2013 is primarily due to lower commissions paid to Nextel Mexico employees resulting from a 25% decrease in gross subscriber additions in Mexico, as well as a decrease in commission per gross subscriber addition.

4.	General and administrative expenses

The $12.2 million, or 14%, decrease in general and administrative expenses on a reported basis, and 10% on a constant currency basis, in the first quarter of 2014 compared to the same period in 2013 is primarily due to a reduction in revenue-based taxes resulting from the decline in operating revenues described above, as well as lower customer care expenses associated with Nextel Mexico's smaller subscriber base and fewer general and administrative personnel.

d.	Nextel Argentina

	Three Months Ended March 31, 2014	% of Nextel Argentina's Operating Revenues	Three Months Ended March 31, 2013	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$100,914	90%	$153,087	92%	$(52,173)	(34)%	—
Handset and accessory revenues	11,766	10%	13,937	8%	(2,171)	(16)%	28%
	112,680	100%	167,024	100%	(54,344)	(33)%	3%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	26,881	24%	40,093	24%	(13,212)	(33)%	(13)%
Cost of handset and accessory sales	16,109	14%	21,183	13%	(5,074)	(24)%	(22)%
	42,990	38%	61,276	37%	(18,286)	(30)%	(17)%
Selling and marketing expenses	11,146	10%	14,374	9%	(3,228)	(22)%	17%
General and administrative expenses	31,566	28%	39,033	23%	(7,467)	(19)%	18%
Segment earnings	$26,978	24%	$52,341	31%	$(25,363)	(48)%	23%
Nextel Argentina comprised 12% of our consolidated operating revenues in the first quarter of 2014 compared to 13% for the same period in 2013, and represented 21% of our total subscriber base as of March 31, 2014 compared to 19% as of March 31, 2013. A significant portion of Nextel Argentina's subscriber base at the end of the first quarter of 2014 represented subscribers who are utilizing prepaid service plans. Nextel Argentina generated a segment earnings margin of 24% in the first quarter of 2014 compared to 31% in the first quarter of 2013. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future periods. The higher inflation rate has affected revenues and costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by some of its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate during the first quarter of 2014 compared to the same period in 2013 as its customers were targeted by competitors’ aggressive offers.
The average value of the Argentine peso for the three months ended March 31, 2014 depreciated relative to the U.S. dollar by 52% compared to the average value that prevailed during the same period in 2013. As a result, the components of Nextel Argentina's results of operations for the three months ended March 31, 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further devaluation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings decreased $25.4 million, or 48%, on a reported basis in the first quarter of 2014 compared to the same period in 2013 as a result of the significant depreciation in the value of the Argentine peso relative to the U.S. dollar. On a constant currency basis, Nextel Argentina's segment earnings increased 23% in the first quarter of 2014 compared to the same period in 2013, primarily as a result of reduced cost of revenues.

e.	Chile and Corporate

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$14,722	$13,310	$1,412	11%
Handset and accessory revenues	534	12,723	(12,189)	(96)%
	15,256	26,033	(10,777)	(41)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	17,800	18,650	(850)	(5)%
Cost of handset and accessory sales	4,655	17,422	(12,767)	(73)%
	22,455	36,072	(13,617)	(38)%
Selling and marketing expenses	9,646	13,246	(3,600)	(27)%
General and administrative expenses	54,099	61,171	(7,072)	(12)%
Segment losses	$(70,944)	$(84,456)	$13,512	(16)%
For the three months ended March 31, 2014 and 2013, the operating revenues and cost of revenues included in this discussion primarily represent the results of operations reported by Nextel Chile. During 2012, we began offering services on a WCDMA network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers.
Segment losses decreased $13.5 million, or 16%, in the first quarter of 2014 compared to the same period in 2013 primarily due to a $7.1 million, or 12%, decrease in general and administrative expenses largely resulting from fewer general and administrative personnel and a decrease in consulting costs at the corporate level, as well as lower information technology costs in both Chile and at the corporate level. The decrease in segment losses is also the result of a $3.6 million, or 27%, decrease in selling and marketing expenses, mostly related to a decrease in commission per gross subscriber addition in Chile.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of March 31, 2014, we had working capital, which is defined as total current assets less total current liabilities, of $1,078.9 million, a $382.7 million decrease compared to working capital of $1,461.6 million as of December 31, 2013. As of March 31, 2014, our working capital included $1,299.8 million in cash and cash equivalents, of which $181.7 million was held by Nextel Mexico and $13.6 million was held by Nextel Brazil. Approximately $151.4 million in cash and cash equivalents was held by Nextel Argentina, the majority of which is denominated in Argentine pesos and remains subject to Argentina’s foreign currency controls and to fluctuations in foreign currency exchange rates. In addition, as of March 31, 2014, $317.8 million of our cash and cash equivalents was held in currencies other than U.S. dollars, with 54% of that amount held in Mexican pesos and 41% of that amount held in Argentine pesos. As of March 31, 2014, our working capital also included $305.2 million in short-term investments, of which 41% was held in Brazilian reais. A substantial portion of our cash, cash equivalents and short-term U.S. dollar investments are held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

Our current sources of funding include our cash, cash equivalent and short-term investment balances, up to $162.0 million available under our equipment financing facilities in Brazil and Mexico and anticipated future cash flows from our operations. We believe we are currently in compliance with the requirements under all of our financing arrangements, including the indentures for our senior notes, our equipment financing facilities and our local bank financing arrangements. In light of the probability that, absent a waiver or amendment, we will be unable to meet the financial covenants in the equipment financing facilities and the local bank financing arrangements as of the next compliance date, there is no guarantee that the lender of our equipment financing facilities will continue to fund additional borrowing requests under these facilities.

Cash Flows

	Three Months Ended March 31,		Change
	2014	2013
	(in thousands)
Cash and cash equivalents, beginning of period	$1,733,783	1,371,173	$362,610
Net cash used in operating activities	(485,559)	(142,630)	(342,929)
Net cash provided by (used in) investing activities	90,409	(121,452)	211,861
Net cash (used in) provided by financing activities	(4,640)	762,844	(767,484)
Effect of exchange rate changes on cash and cash equivalents	(34,224)	2,198	(36,422)
Change in cash and cash equivalents held for sale	—	3,965	(3,965)
Cash and cash equivalents, end of period	$1,299,769	$1,876,098	$(576,329)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $485.6 million of cash in our operating activities during the first quarter of 2014, a $342.9 million, or 240%, increase from the same period in 2013, primarily due to increased operating losses, higher interest expense related to the senior notes we issued in 2013, the payment of $134.8 in spectrum fees in Mexico during the first quarter of 2014 and higher investments in next generation handsets, including smartphones in Brazil and Mexico.

Our investing activities provided us with $90.4 million of cash during the first quarter of 2014, primarily due to $306.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $182.3 million in cash capital expenditures. We used $121.5 million of cash in our investing activities during the first quarter of 2013, primarily due to $241.8 million in cash capital expenditures, partially offset by $166.5 million in net proceeds received from maturities of our short-term investments in Brazil.

We used $4.6 million of cash in our financing activities during the first quarter of 2014, primarily due to $19.3 million in repayments under bank loans and other borrowings, partially offset by $14.2 million in borrowings under our equipment financing facilities. Our financing activities provided us with $762.8 million in cash during the first quarter of 2013, primarily due to $750.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013.

Future Capital Needs and Resources
Our business strategy contemplates the continued expansion of our WCDMA networks, the promotion of subscriber growth on those networks and the maintenance and operation of our iDEN networks. Consistent with this strategy, we currently offer services on our WCDMA networks in Brazil, Mexico and Chile and continue to provide services on our iDEN networks in all of our markets.
Our current spectrum holdings are sufficient to enable us to deploy networks that utilize LTE technology in certain areas in Brazil and Mexico, and we currently plan to upgrade our WCDMA networks to support LTE services in select cities in Brazil and Mexico later in 2014. We will also continue to expand the coverage and quality of our WCDMA networks in Brazil and Mexico in addition to using our roaming arrangements with Telefonica to supplement the coverage of our services, particularly in Brazil, where our coverage is not comparable to that of our iDEN network.
While we intend to reduce our investment in capital expenditures for 2014, including our investments in our networks, below the level we invested in 2013, we plan to maintain a significant level of capital expenditures in order to continue to pursue our business plans. Additionally, based on our current level of debt, we need to pay cash interest in excess of $550.0 million annually.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, our equipment financing agreements in Brazil and Mexico, cash flows generated by our operating companies and external financial sources.
Our ability to generate sufficient net cash from our operating activities in the future is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our subscribers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing subscribers;

•	our ability to increase the size of our subscriber base; and

•	changes in foreign currency exchange rates.

Our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included the impact of Sprint's decision to deactivate its iDEN network in the U.S., the depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected, and the increased costs to support those networks.

Due to these factors, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations beyond early 2015. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, D. Future Capital Needs and Resources — Future Outlook, Liquidity Plans and Going Concern” in our annual report on Form 10-K. In addition, due to our recent and projected results of operations and other factors, our access to the capital markets is likely to be limited or nonexistent. See “Item 1A. Risk Factors — 5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations.” in our annual report on Form 10-K.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing networks and the planned deployment of LTE-based networks;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
During the three months ended March 31, 2014, there were no material changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2013.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $117.8 million for the first quarter of 2014 and $152.7 million for the first quarter of 2013.
Because of our recent and projected results of operations, non-investment grade credit rating, the going concern statement in the report of our independent registered public accounting firm that was included in our annual report on Form 10-K, restrictions in our current debt and/or general conditions in the financial and credit markets, our access to the capital markets may be limited or nonexistent. As a result, we will likely need to fund our capital spending for our existing and future network using the most effective combination of cash on hand, cash from the sale or maturity of our short-term investments, borrowings under our equipment financing facilities to the extent available and proceeds from asset sales. We are also pursuing:

•	reductions in our operating expenses and investments in capital expenditures;

•
a restructuring, reorganization or refinancing of our existing debt obligations, including a potential exchange of all or a portion of our existing senior debt obligations for our common stock or other equity interests, which could result in significant dilution of the ownership interests of our current equity holders and substantially impair the value of those interests;

•	selling assets or operations; and

•	strategic relationships with third parties that will provide additional funding to support our business plans.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to deploy our WCDMA networks and our planned LTE-based networks;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

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
Future Outlook, Liquidity Plans and Going Concern.  As of March 31, 2014, our current sources of funding include $1,299.8 million in cash and cash equivalents, $305.2 million in short-term investments and up to $162.0 million in additional availability under our existing equipment financing facilities.
As discussed above, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, and a series of events that first arose or started to affect us to an unexpected degree in the third quarter of 2013. These events included the impact of Sprint's deactivation of its iDEN network in the U.S., the depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks from what we had previously expected, and the increased costs to support our WCDMA networks.
These factors had a significant negative impact on our results during the second half of 2013 and into the first quarter of 2014, and as a result, we ended the first quarter of 2014 with a significantly smaller subscriber and revenue base than existed at the end of the first quarter of 2013. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, with a smaller subscriber base in Mexico and Brazil, absent changes to our outlook, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our obligations beyond early 2015. These conditions, and their impact on our liquidity, in combination with the potential impact if we cannot satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern under the applicable authoritative literature.
Moreover, because of the combined impact of our recent and projected results of operations, our non-investment grade credit rating, the inclusion of the going concern statement in the report of our independent registered public accounting firm in our annual report on Form 10-K, restrictions in our current debt and/or general conditions in the financial and credit markets, if available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Additionally, the urgency of a capital-raising transaction may require us to pursue funding at an inopportune time. We may not be successful in obtaining capital for these or other reasons. If we fail to obtain suitable financing when it is required, it could, among other things, negatively impact our results of operations and liquidity, result in our inability to implement our current or future business plans, and prevent us from meeting our debt service obligations.
Taking the foregoing circumstances into account, and assuming that we are not required to repay the outstanding debt under our operating company financing agreements prior to their scheduled maturity dates as described below, we believe our current sources of funding will be adequate to allow us to execute our business plan and meet our obligations through 2014, but that we will likely not have sufficient funding to do so throughout 2015. To meet our funding needs in 2014, we expect operating cash flows to improve in the second half of 2014, and we intend to reduce our investment in capital expenditures, including our investments in our networks, below the level we invested in 2013. Our current business plan assumes that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA network in Brazil. We also assume that we will be able to stabilize our business in Mexico and achieve a partial to full reversal of the subscriber loss trends we have experienced recently. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will be correct.
In making the assessment of our funding needs under our current business plans and the adequacy of our current sources of funding for 2014, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	expected cash flows from our operations;

•	expected cash from the closing of the sale of certain of the remaining transmitter and receiver sites in Brazil and Mexico to American Tower;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

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
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if our plans change;

•	if we are not able to comply with certain financial covenants in our existing debt obligations (see "Maintenance Covenants Under Financing Agreements and Senior Note Default Notice" below)

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

In light of the liquidity issues we face, we continue to assess our ability to significantly improve our operating cash flows and to continue to satisfy our obligations and are pursuing a number of options to do so, including:

•	reducing operating expenses and reducing or delaying our investments in capital expenditures, including scaling back our network development and deployment efforts;

•
restructuring, reorganizing or refinancing all or a portion of our existing debt obligations, including a potential exchange of all or a portion of our existing senior debt obligations for our common stock or other equity interests, which could result in significant dilution of the ownership interests of our current equity holders and substantially impair the value of those interests;

•	selling assets or operations;

•	creating partnerships or alliances; and

•	selling our company.

If we believe we will be unable to significantly improve our cash flow from operations or implement measures to enable us to continue to satisfy our obligations, we may voluntarily commence reorganization proceedings, which could mean that debt and equity holders could lose all or part of their investment.

Maintenance Covenants Under Financing Agreements and Senior Note Default Notice. The negative impact of the factors discussed above on our results of operations will likely also adversely affect our ability to comply with certain financial covenants in our existing debt obligations. Specifically, based on our current business plan projections and absent waivers of the non-compliance from the lenders or amendments to the financing agreements, it is probable that as of the measurement date on June 30, 2014, we will be unable to satisfy one or more of the financial covenants currently included in the equipment financing arrangements for Nextel Brazil and Nextel Mexico and in Nextel Brazil’s local bank financing arrangements. Each of these financing arrangements requires that we meet these financial covenants semi-annually, calculated as of June 30 and December 31. As of the last measurement date of December 31, 2013, we were in compliance with these covenants. As of March 31, 2014, we had $1,158.4 million principal amount outstanding under these financing arrangements.

We have begun discussions with these lenders related to the necessary amendments to the financing agreements, and while the lenders have expressed a willingness to consider these amendments, there can be no assurance that we will be able to negotiate such amendments on reasonable terms or at all. If we are required to repay these borrowings, which is not contemplated by our business plan, the repayment would have a significant negative impact on our liquidity and would further intensify the liquidity issues we face. In addition, if we are unable to remain in compliance with these financial covenants or to otherwise address that non-compliance, a default or acceleration of the debt under those agreements could occur. If the debt under any of these agreements were to be accelerated, the holders of 25% of each series of senior notes issued by NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of March 31, 2014, we had approximately $4.4 billion principal amount of senior notes outstanding.

We believe we are currently in compliance with the requirements under all of our financing arrangements, including the indentures for our senior notes, our equipment financing facilities and our local bank financing agreements. In light of the probability that, absent a waiver or amendment, we will be unable to meet the financial covenants in the equipment financing facilities and the local bank financing agreements as of the next compliance date, there is no guarantee that the lender of our equipment financing facilities will continue to fund additional requests under these facilities. In addition, a holder of more than 25% of our 8.875% senior notes, issued by NII Capital Corp. and due December 15, 2019, has provided a notice of default in connection with these notes. We believe that the allegations contained in the notice are without merit. See Note 6 to our condensed consolidated financial statements for more information.

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

Intercompany Transactions. In the past, we have entered into intercompany loans with some of our subsidiaries for cash management purposes. As of March 31, 2014, these long-term intercompany loans included $2.7 billion principal amount, plus accrued interest, owed by the parent company to NII Capital Corp. and $644.0 million principal amount, plus accrued interest, owed by NII International Telecom, S.C.A., or NIIT, to NII Capital Corp. These intercompany loans also included $863.3 million principal amount, plus accrued interest, owed by Nextel Brazil to NIIT and $151.0 million principal amount, plus accrued interest, owed by Nextel Chile to NIIT, both of which are eliminated within the non-guarantor subsidiaries column in the condensed consolidating balance sheets included in Note 11 to our condensed consolidated financial statements. In some instances, these intercompany obligations are subordinated to other third-party obligations of the borrower. We also have intercompany agreements in place to transfer costs and expenses paid by one entity on behalf of others, including intercompany management, royalty and equity recharge agreements. As of March 31, 2014, approximately $207.8 million in intercompany payables were due to the parent company and one of our corporate subsidiaries pursuant to these agreements.

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended March 31, 2014 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Forward-Looking and Cautionary Statements
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

•	the success of efforts to change customer perceptions about the quality and performance of our network in Mexico and any similar future issues in Mexico or our other markets;

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

During the three months ended March 31, 2014, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2013.

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
As of March 31, 2014, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Federal Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia. The class action lawsuit was captioned Iron Workers District Council of New England Pension Fund and State-Boston Retirement System v. NII Holdings, Inc., et al. and generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The purported lead plaintiffs represent a class of persons who purchased or otherwise acquired the Company’s securities between February 25, 2010 and February 27, 2014 and are seeking class certification and unspecified damages, fees and injunctive relief. The Company and the named individuals intend to vigorously defend themselves in this matter.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
For information on our various loss contingencies, see Note 8 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 28, 2014.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 - January 31, 2014	640	(1)	$2.90	640
February 1, 2014 - February 28, 2014	—		—	—
March 1, 2014 - March 31, 2014	—		—	—
Total	640	(1)	2.90	640	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.     Exhibits

Exhibit Number	Exhibit Description

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ESTEBAN NARANJO

Esteban Naranjo
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: May 12, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.