Form 10-Q
period 2014-06-30
NII HOLDINGS INC
filed 2014-08-11
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 1, 2014
Common Stock, $0.001 par value per share	172,363,259

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$814,023	$1,733,783
Short-term investments	132,590	585,760
Accounts receivable, less allowance for doubtful accounts of $66,200 and $61,293	485,185	522,563
Handset and accessory inventory	373,565	342,585
Deferred income taxes, net	98,671	127,395
Prepaid expenses and other	668,943	436,100
Total current assets	2,572,977	3,748,186
Property, plant and equipment, net	3,259,529	3,388,060
Intangible assets, net	1,019,548	993,669
Deferred income taxes, net	9,514	26,713
Other assets	577,218	523,326
Total assets	$7,438,786	$8,679,954
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$264,508	$369,056
Accrued expenses and other	804,483	972,534
Deferred revenues	111,728	128,148
Current portion of long-term debt	5,555,298	96,839
Deposits related to 2013 sale of towers	725,611	720,013
Total current liabilities	7,461,628	2,286,590
Long-term debt	221,598	5,696,632
Deferred revenues	9,923	11,238
Deferred income tax liabilities	89,285	108,991
Other long-term liabilities	239,899	221,116
Total liabilities	8,022,333	8,324,567
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 600,000 shares authorized, 172,362 shares issued and outstanding — 2014, 172,105 shares issued and outstanding — 2013	172	172
Paid-in capital	1,511,845	1,504,258
Accumulated deficit	(1,192,356)	(192,966)
Accumulated other comprehensive loss	(903,208)	(956,077)
Total stockholders’ (deficit) equity	(583,547)	355,387
Total liabilities and stockholders’ (deficit) equity	$7,438,786	$8,679,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating revenues
Service and other revenues	$893,125	$1,214,174	$1,807,030	$2,497,250
Handset and accessory revenues	75,627	45,386	131,936	93,149
	968,752	1,259,560	1,938,966	2,590,399
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	366,909	393,006	704,492	792,099
Cost of handset and accessory sales	274,059	233,866	539,864	440,167
Selling, general and administrative	483,515	531,798	934,272	1,029,330
Impairment and restructuring charges	160,270	1,281	157,743	125,888
Depreciation	170,335	166,072	310,890	333,535
Amortization	18,046	15,542	35,167	30,901
	1,473,134	1,341,565	2,682,428	2,751,920
Operating loss	(504,382)	(82,005)	(743,462)	(161,521)
Other expense
Interest expense, net	(120,394)	(150,242)	(260,606)	(259,904)
Interest income	12,762	8,987	32,870	15,492
Foreign currency transaction gains (losses), net	9,723	(104,493)	2,537	(81,268)
Other income (expense), net	1,720	(8,333)	(2,970)	(13,087)
	(96,189)	(254,081)	(228,169)	(338,767)
Loss from continuing operations before income tax provision	(600,571)	(336,086)	(971,631)	(500,288)
Income tax provision	(28,671)	(48,770)	(33,711)	(70,388)
Net loss from continuing operations	(629,242)	(384,856)	(1,005,342)	(570,676)
Income (loss) from discontinued operations, net of income taxes	5,931	(11,495)	5,952	(33,179)
Net loss	$(623,311)	$(396,351)	$(999,390)	$(603,855)

Net loss from continuing operations per common share, basic and diluted	$(3.65)	$(2.23)	$(5.84)	$(3.32)
Net income (loss) from discontinued operations per common share, basic and diluted	0.03	(0.07)	0.04	(0.19)
Net loss per common share, basic and diluted	$(3.62)	$(2.30)	$(5.80)	$(3.51)

Weighted average number of common shares outstanding, basic and diluted	172,295	172,246	172,201	171,952

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$44,584	$(275,632)	$53,003	$(198,178)
Other	435	(1,867)	(134)	(3,792)
Other comprehensive income (loss)	45,019	(277,499)	52,869	(201,970)
Net loss	(623,311)	(396,351)	(999,390)	(603,855)
Total comprehensive loss	$(578,292)	$(673,850)	$(946,521)	$(805,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY For the Six Months Ended June 30, 2014 (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2014	172,105	$172	$1,504,258	$(192,966)	$(956,077)	$355,387
Net loss	—	—	—	(999,390)	—	(999,390)
Other comprehensive income	—	—	—	—	52,869	52,869
Share-based compensation activity	257	—	7,587	—	—	7,587
Balance, June 30, 2014	172,362	$172	$1,511,845	$(1,192,356)	$(903,208)	$(583,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2014 and 2013 (in thousands) Unaudited

	2014	2013

Cash flows from operating activities:
Net loss	$(999,390)	$(603,855)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(5,952)	33,179
Amortization of debt discount and financing costs	10,398	28,248
Depreciation and amortization	346,057	364,436
Provision for losses on accounts receivable	73,284	50,562
Foreign currency transaction (gains) losses, net	(2,537)	81,268
Impairment charges, restructuring charges and losses on disposals of fixed assets	135,416	129,907
Deferred income tax provision	21,466	23,811
Share-based payment expense	9,312	19,031
Premium on issuance of senior notes	—	10,875
Other, net	18,117	26,047
Change in assets and liabilities:
Accounts receivable	(14,471)	(72,578)
Handset and accessory inventory	(43,230)	(2,035)
Prepaid expenses and other	(163,781)	(13,473)
Other long-term assets	(119,915)	(34,787)
Accounts payable, accrued expenses and other	(67,823)	(71,733)
Total operating cash used in continuing operations	(803,049)	(31,097)
Total operating cash used in discontinued operations	—	(9,209)
Net cash used in operating activities	(803,049)	(40,306)
Cash flows from investing activities:
Capital expenditures	(385,975)	(408,770)
Purchases of long-term and short-term investments	(929,154)	(1,363,681)
Proceeds from sales of long-term and short-term investments	1,426,983	1,210,003
Transfers to restricted cash and escrow accounts	(147,841)	(17,314)
Transfers from restricted cash	—	1,951
Payments for purchases of licenses and other	(20,945)	(28,501)
Total investing cash used in continuing operations	(56,932)	(606,312)
Total investing cash used in discontinued operations	(30)	(41,506)
Net cash used in investing activities	(56,962)	(647,818)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	1,600,000
Borrowings under equipment financing facilities	14,691	86,913
Repayments under bank loans, equipment financing and other	(38,505)	(844,374)
Other, net	(587)	(19,496)
Total financing cash (used in) provided by continuing operations	(24,401)	823,043
Total financing cash used in discontinued operations	—	(1,555)
Net cash (used in) provided by financing activities	(24,401)	821,488
Effect of exchange rate changes on cash and cash equivalents	(35,348)	(18,156)
Change in cash and cash equivalents held for sale	—	(23,127)
Net (decrease) increase in cash and cash equivalents	(919,760)	92,081
Cash and cash equivalents, beginning of period	1,733,783	1,371,173
Cash and cash equivalents, end of period	$814,023	$1,463,254
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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated financial statements contained in our quarterly report on Form 10-Q for the three months ended March 31, 2014. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Accumulated Other Comprehensive Loss. As of June 30, 2014 and December 31, 2013, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Cumulative foreign currency translation adjustment	$(898,268)	$(951,271)
Other	(4,940)	(4,806)
	$(903,208)	$(956,077)
Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$385,975	$408,770
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(145,510)	(38,118)
	$240,465	$370,652
Interest costs
Interest expense, net	$260,606	$259,904
Interest capitalized	26,003	45,341
	$286,609	$305,245
For the six months ended June 30, 2014, we had $45.2 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico. For the six months ended June 30, 2013, we had $93.1 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico and co-location capital lease obligations on our communication towers in Brazil and Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and six months ended June 30, 2014, we recognized $29.9 million and $61.0 million, respectively, in revenue-based taxes and other excise taxes. For the three and six months ended June 30, 2013, we recognized $44.7 million and $93.1 million, respectively, in revenue-based taxes and other excise taxes.
Net Loss Per Common Share, Basic and Diluted.  Basic net loss per common share is computed by dividing adjusted net loss attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net loss

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As presented for the three and six months ended June 30, 2014 and 2013, our calculation of diluted net loss per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive to our net loss per common share for those periods. For the three and six months ended June 30, 2014, we did not include 10.3 million or 9.7 million stock options, respectively, and 1.7 million in restricted stock for both periods in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods. For the three and six months ended June 30, 2013, we did not include 13.0 million or 12.6 million stock options, respectively, and 3.1 million or 2.3 million in restricted stock, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods.

Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.   On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued new authoritative guidance surrounding revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new authoritative guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect that the new revenue recognition guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
On April 10, 2014, the FASB issued new authoritative guidance surrounding discontinued operations and disclosures of components of an entity, which updates the definition of discontinued operations. Going forward only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operations and financial results will be reported as discontinued operations in a company's financial statements. The new standard is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and early adoption is permitted. We intend to adopt this standard in the first quarter of 2015.

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
Over the course of the last two years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the depreciation of local currencies, the impact of delays in the deployment and launch of services on our wideband code division multiple access, or WCDMA, networks, which delayed our ability to generate subscriber growth and revenues on those networks, and the increased costs to support our networks. These and other factors had a significant negative impact on our results over the course of the last year, and as a result, we ended the second quarter of 2014 with a significantly smaller subscriber and revenue base than existed at the end of the second quarter of 2013.
These conditions, and their impact on our liquidity, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to generate sufficient growth in our operating revenues and operating cash flows to meet our financial obligations beyond early 2015, as well as our ability to continue as a going concern, despite our implementation of measures designed to conserve cash and reduce operating expenses and capital expenditures in 2014. In response to these circumstances, we have:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	retained financial advisers to assist us in evaluating both potential strategic alternatives and the feasibility of recapitalizing our balance sheet;

•	engaged in discussions with a number of parties interested in acquiring some or all of our assets; and

•
engaged in discussions with holders of, and representatives of certain holders of, the senior notes issued by NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, regarding the potential terms on which the obligations evidenced by those senior notes could be restructured, including by exchanging all or a portion of the senior notes for common stock or other equity interests.

As a result of the negative impact of the factors discussed above on our results of operations, as of June 30, 2014, we were not in compliance with certain financial covenants in our existing debt obligations. Each of our equipment financing facilities in Brazil and Mexico, as well as our bank loans in Brazil, requires that we meet certain financial covenants semiannually, calculated as of June 30 and December 31 of each year. In June 2014, the lender under our equipment financing facilities in Brazil and Mexico waived the requirement that we comply with the financial covenants under those facilities for the June 30, 2014 measurement date. As of June 30, 2014, we had $713.0 million principal amount outstanding under these equipment financing facilities. Because we expect that, absent another waiver or amendment, we will be unable to meet the financial covenants in these equipment financing facilities as of the next compliance date at December 31, 2014, we classified the principal amounts outstanding under these facilities as current liabilities in our condensed consolidated balance sheet as of June 30, 2014. There is no guarantee that the lender of our equipment financing facilities will provide additional waivers or agree to amendments to those facilities that would address our failure to comply with the financial covenants. In addition, under the terms of the waivers that we received, we are currently not permitted to borrow the additional amounts that were available under these facilities at the time the waiver was granted, and it is uncertain whether we will be permitted to borrow those amounts in the future.

As of June 30, 2014, we were also not in compliance with the net debt financial covenants included in Nextel Brazil's local bank loans. Compliance certifications are due to the local banks on August 15, 2014. Unless we obtain a waiver of the noncompliance or an amendment to the terms of the related agreements, after the passage of the applicable grace period, the respective lenders under those arrangements will have the right to declare that an event of default has occurred under the terms of the related agreements. As of June 30, 2014, Nextel Brazil had $443.1 million principal amount outstanding under these local bank loans. As a result of the failure to satisfy the financial covenants, we classified the principal amounts outstanding under these local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2014.
We are engaged in discussions with the lenders under each of our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil with respect to potential waivers and amendments to the terms of the related agreements that would address the financial covenant compliance issues discussed above, as well as our liquidity issues. There can be no assurance that these discussions will result in waivers or amendments or that the consequences of any of the current or potential defaults or events of default will be avoided. If the debt under any of these agreements were to be accelerated by the lenders, the holders of 25% of each series of senior notes issued by NII Capital Corp. and NIIT would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of June 30, 2014, we had approximately $4.4 billion principal amount of senior notes outstanding. Based on the facts and circumstances discussed above, we classified the balance of our senior notes as a current liability in our condensed consolidated balance sheet as of June 30, 2014.
We believe we are currently in compliance with the indentures governing our senior notes. However, a holder of more than 25% of our 8.875% senior notes, issued by NII Capital Corp. and due December 15, 2019, has provided a notice of default in connection with these notes. We believe that the allegations contained in the notice are without merit. See Note 6 for more information.
Currently we have not entered into any agreements relating to any potential strategic transactions or any potential restructuring of our obligations. There can be no assurance that these efforts will result in any such agreement. If an agreement is reached and we decide to pursue a restructuring either on a standalone basis or in conjunction with one or more other potential actions, we expect that it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in order to implement it through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the very near future.
We currently anticipate that the plan of reorganization implemented in any bankruptcy proceeding would provide that holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, would be entitled to little or no recovery and that those claims and interests would be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our common stock will be lost and that our equity holders would lose all or substantially all of their investment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Update."

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$—	$82,641	$—	$165,199
Operating expenses	—	(92,166)	—	(197,260)
Other expense, net	—	(332)	—	(218)
Loss before income tax provision	—	(9,857)	—	(32,279)
Income tax provision	—	(1,638)	—	(900)
	—	(11,495)	—	(33,179)
Income on disposal of Nextel Peru	5,931	—	5,952	—
Income (loss) from discontinued operations, net of income taxes	$5,931	$(11,495)	$5,952	$(33,179)

Note 4.	Impairment and Restructuring Charges

Asset Impairments.
In June 2014, we determined that the remaining carrying value of Nextel Chile's assets was not recoverable. As a result, we recognized a non-cash asset impairment charge of $127.5 million to impair the carrying amount of Nextel Chile's assets. We estimated the fair value of Nextel Chile's assets using short-term projections of cash flows, as well as assumed proceeds from a potential disposition of some or all of the assets, both of which are Level 3 inputs within the fair value hierarchy under the FASB's authoritative guidance on fair value measurements. The impairment charge we recognized in the second quarter of 2014 reduced the carrying value of Nextel Chile's net assets to a nominal amount.
In addition, in June 2014, we recognized a $6.4 million asset impairment charge at the corporate level related to the sale of our corporate aircraft.
In January 2013, we began evaluating the feasibility of discontinuing the broader use of software previously developed for use in multiple markets to support our customer relationship management systems and the possibility of restricting its ongoing

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

use to one market. As a result of this evaluation, in the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software, of which $42.8 million was recognized at the corporate level, $33.5 million was recognized by Nextel Chile and $9.0 million was recognized by Nextel Mexico.
Restructuring Charges.
During the three and six months ended June 30, 2014, we recognized $25.3 million and $22.7 million in total restructuring charges, respectively. These restructuring charges consisted primarily of severance and related costs incurred at our corporate headquarters and at Nextel Mexico as a result of the separation of approximately 800 employees as we streamlined our organizational structure and reduced general and administrative expenses.
In 2009, we entered into an agreement with Nokia Siemens Networks, or NSN, to manage our network operations infrastructure. During the first quarter of 2013, we restructured and amended this agreement, reduced the scope of the services provided by NSN, added terms to facilitate the transition of those services to us and established the terms on which further transitions of services and the termination of the NSN arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of the restructuring with NSN, we recognized a non-cash charge of $38.6 million relating to the write-off of the remainder of the prepayment during the first quarter of 2013. In March 2014, we settled certain refund claims with NSN, which resulted in restructuring benefits of $3.2 million for the first quarter of 2014.
Total impairment and restructuring charges by operating segment for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Brazil	$—	$—	$—	$23,814
Mexico	13,355	1,431	12,793	21,086
Argentina	—	62	—	3,779
Chile	127,515	(212)	127,515	33,709
Corporate	19,400	—	17,435	43,500
Total impairment and restructuring charges	$160,270	$1,281	$157,743	$125,888
As of June 30, 2014, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2014	$15,410
Restructuring charges	22,703
Cash payments	(23,177)
Balance, June 30, 2014	$14,936

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Value-added taxes	$264,944	$237,119
Spectrum fees	68,000	1,109
Income taxes	44,327	59,054
Corporate aircraft held for sale	25,711	—
Other prepaid assets	154,428	96,312
Other current assets	111,533	42,506
	$668,943	$436,100

Property, Plant and Equipment, Net.
The components of our property, plant and equipment are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Land	$7,952	$9,652
Building and leasehold improvements	192,247	193,376
Digital mobile network equipment, communication towers and network software	5,037,221	4,829,134
Software, office equipment, furniture and fixtures and other	800,552	785,242
Corporate aircraft	—	42,747
Less: Accumulated depreciation and amortization	(3,253,836)	(2,995,667)
	2,784,136	2,864,484
Construction in progress	475,393	523,576
	$3,259,529	$3,388,060

Intangible Assets, Net.
Our intangible assets include the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			(in thousands)
Amortizable intangible assets:
Licenses	$1,285,087	$(283,539)	$1,001,548	$1,220,990	$(245,321)	$975,669
As of both June 30, 2014 and December 31, 2013, the balance of our indefinite lived intangible assets was $18.0 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Capital expenditures	$172,200	$290,484
Accrued interest	132,380	128,509
Payroll related items and commissions	99,953	92,852
Network system and information technology	86,420	92,109
Non-income based taxes	79,625	114,360
Other	233,905	254,220
	$804,483	$972,534

Note 6.	Debt

	June 30, 2014	December 31, 2013
	(in thousands)
NII Capital Corp. senior notes, net	$2,731,482	$2,729,321
NII International Telecom, S.C.A. senior notes, net	1,609,281	1,609,962
Brazil bank loans	443,887	444,268
Brazil equipment financing	366,937	352,725
Mexico equipment financing	346,064	300,832
Mexico capital lease and tower financing obligations	188,408	194,227
Brazil capital lease and tower financing obligations	54,038	122,499
Corporate aircraft capital lease	34,806	35,736
Other	1,993	3,901
Total debt	5,776,896	5,793,471
Less: current portion	(5,555,298)	(96,839)
	$221,598	$5,696,632
NII Capital Corp. Senior Notes.
8.875% Senior Notes due 2019. On March 19, 2014, Wilmington Trust Company, or Wilmington Trust, as trustee under the indenture relating to our 8.875% senior notes due 2019, received a notice on behalf of Aurelius Capital Management, or Aurelius, in its capacity as the purported holder of more than 25% of these senior notes, alleging that certain internal corporate restructuring transactions undertaken in 2009, which resulted in certain subsidiary guarantees being released, violated the terms of, and constitute a default under, the indenture. We refer to these allegations as the alleged defaults. These notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. We believe that the allegations contained in the notice are without merit.
On June 18, 2014, we entered into a forbearance agreement with certain holders of the senior notes issued by NII Capital Corp. and NIIT, including Aurelius, pursuant to which those holders have agreed during the forbearance period not to take any action with respect to any of our senior notes or indentures, including with respect to any of the alleged defaults, or to take any action with respect to any other indebtedness of our subsidiaries exceeding $25.0 million. In addition, we have agreed not to commence any action or proceeding during the same forbearance period with respect to any matter concerning any of the alleged

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

defaults. The forbearance period ends on the earlier of: August 15, 2014; the occurrence of a default under any of our indentures, other than the alleged defaults; our termination of the agreements to pay the expenses of financial and legal advisers for certain of the holders of the senior notes; our termination of discussions with the holders of the senior notes regarding the terms of a potential restructuring; or the commencement of bankruptcy proceedings in connection with any restructuring, reorganization and/or recapitalization.
NII International Telecom, S.C.A. Senior Notes.
7.875% Senior Notes due 2019 and 11.375% Senior Notes due 2019. In connection with the issuance of our 7.875% senior notes and our 11.375% senior notes, both of which are due in 2019, we entered into registration rights agreements with the initial purchasers of these notes. Under these agreements, we are required to prepare and file with the SEC exchange offer registration statements enabling holders to exchange these notes for notes having identical terms that are freely tradable, cause the exchange offer registration statements to be declared effective as promptly as possible by the SEC, and consummate the exchange offers within 360 days of the date of issue of these notes. We have not yet filed these exchange offer registration statements and are therefore subject to the additional interest provisions under the registration rights agreements and applicable indentures. Additional interest for our failure to register the notes is equal to 0.25% per year on the principal amount of the notes with respect to the first 90-day period immediately following the failure to register. The amount of additional interest will increase by an additional 0.25% per year with respect to each subsequent 90-day period, up to a maximum amount of additional interest of 1.00% per year. As of June 30, 2014, we accrued an immaterial amount of additional interest on the 7.875% and 11.375% notes in connection with this failure to register these notes.
Capital Leases.
Corporate Aircraft Lease. In 2009, we entered into an agreement to lease a corporate aircraft, which we accounted for as a capital lease. In June 2014, we entered into an agreement to sell this corporate aircraft for $32.5 million, which was paid in full at closing in early July. In addition, in conjunction with the sale in early July, we exercised our pre-existing option to purchase this aircraft from the lessor and immediately terminated the lease. In connection with the sale of the corporate aircraft and the termination of the associated lease, we classified the capital lease liability as a current liability in our condensed consolidated balance sheet as of June 30, 2014 and recognized a $6.4 million asset impairment charge in the second quarter of 2014.

Note 7.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of June 30, 2014 and December 31, 2013, available-for-sale securities included $132.6 million and $418.6 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three and six months ended June 30, 2014 and 2013, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value in accordance with the FASB authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the Brazilian securities is based on the net asset value of the funds. The fair value of the certificates of deposit held at the corporate level is based on quoted market prices for the individual instruments. In our judgment, both of these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net	$2,731,482	$865,700	$2,729,321	$1,227,950
NII International Telecom, S.C.A. senior notes, net	1,609,281	1,404,100	1,609,962	1,271,370
Bank loans and other	445,880	390,540	448,169	373,796
Equipment financing	713,001	692,130	653,557	620,173
	$5,499,644	$3,352,470	$5,441,009	$3,493,289
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
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, Nextel Brazil had accrued liabilities of $78.2 million and $70.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $10.4 million and $11.2 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $450.0 million as of June 30, 2014. We evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies on an ongoing basis. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. The Company and the named individuals intend to vigorously defend themselves in this matter.
In addition, we are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2013, except for Argentina and certain subsidiaries in Mexico, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2014 and subsequent years. We maintained this same valuation allowance position for the first half of 2014. As a result, the valuation allowance on our deferred tax assets increased by $248.8 million for the six-month period ended June 30, 2014. Our valuation allowance was $4.8 billion and $4.5 billion as of June 30, 2014 and December 31, 2013, respectively.
For the three and six months ended June 30, 2014, we recorded a consolidated income tax provision of $28.7 million and $33.7 million, respectively. For the three and six months ended June 30, 2013, we recorded a consolidated income tax provision of $48.8 million and $70.4 million. The $20.1 million and $36.7 million decreases in the consolidated income tax provision, respectively, are primarily due to decreases in Nextel Mexico's and Nextel Argentina's current income tax expense and reductions in withholding taxes on intercompany charges, partially offset by a $22.7 million valuation allowance recognized on deferred tax assets related to a local reorganization of one of our Mexican subsidiaries in the second quarter of 2014. Further, for the reasons discussed above, we were not able to recognize a deferred tax benefit for pre-tax losses recognized in Brazil, most of our Mexican subsidiaries, Chile, the U.S. and our foreign holding companies in the first half of 2014.

Note 10.	Segment Reporting
We have determined our reportable segments based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. Our reportable segments are: (1) Brazil, (2) Mexico, (3) Argentina, and (4) Chile.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Mexico	Argentina	Chile	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2014
Operating revenues	$479,373	$366,812	$108,109	$16,772	$(2,314)	$968,752
Segment (losses) earnings	$(56,151)	$(49,114)	$21,307	$(24,476)	$(47,297)	$(155,731)
Less:
Impairment and restructuring charges						(160,270)
Depreciation and amortization						(188,381)
Foreign currency transaction gains, net						9,723
Interest expense and other, net						(105,912)
Loss from continuing operations before income tax provision						$(600,571)
Capital expenditures	$49,679	$63,274	$6,187	$417	$3,095	$122,652

Three Months Ended June 30, 2013
Operating revenues	$578,644	$502,697	$163,961	$14,648	$(390)	$1,259,560
Segment earnings (losses)	$107,348	$39,396	$41,842	$(39,910)	$(47,786)	$100,890
Less:
Impairment and restructuring charges						(1,281)
Depreciation and amortization						(181,614)
Foreign currency transaction losses, net						(104,493)
Interest expense and other, net						(149,588)
Loss from continuing operations before income tax provision						$(336,086)
Capital expenditures	$119,800	$84,071	$6,465	$4,886	$2,699	$217,921

Six Months Ended June 30, 2014
Operating revenues	$940,597	$748,656	$220,789	$31,204	$(2,280)	$1,938,966
Segment (losses) earnings	$(85,296)	$(61,654)	$48,285	$(49,225)	$(91,772)	$(239,662)
Less:
Impairment and restructuring charges						(157,743)
Depreciation and amortization						(346,057)
Foreign currency transaction gains, net						2,537
Interest expense and other, net						(230,706)
Loss from continuing operations before income tax provision						$(971,631)
Capital expenditures	$117,366	$101,796	$11,440	$1,019	$8,844	$240,465

Six Months Ended June 30, 2013
Operating revenues	$1,214,516	$1,016,711	$330,985	$39,912	$(11,725)	$2,590,399
Segment earnings (losses)	$264,991	$140,625	$94,183	$(74,405)	$(96,591)	$328,803
Less:
Impairment and restructuring charges						(125,888)
Depreciation and amortization						(364,436)
Foreign currency transaction losses, net						(81,268)
Interest expense and other, net						(257,499)
Loss from continuing operations before income tax provision						$(500,288)
Capital expenditures	$212,708	$136,536	$7,959	$7,998	$5,451	$370,652

June 30, 2014
Identifiable assets	$3,832,335	$2,378,266	$370,685	$33,491	$824,009	$7,438,786
December 31, 2013
Identifiable assets	$3,705,642	$2,695,091	$451,041	$169,062	$1,659,118	$8,679,954

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Condensed Consolidating Financial Statements
In 2011, we issued $1.45 billion in aggregate principal amount of our 7.625% senior notes due 2021. In addition, during 2009, we issued senior notes totaling $1.3 billion in aggregate principal amount comprised of our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019. All of these senior notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings, Inc. and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. No foreign subsidiaries will guarantee the senior notes unless they are first tier subsidiaries of NII Holdings, Inc. These guarantees are full and unconditional, as well as joint and several.
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, as well as condensed consolidating statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013 and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$156,579	$27,051	$17,405	$612,988	$—	$814,023
Short-term investments	—	—	—	132,590	—	132,590
Accounts receivable, net	—	—	261	484,924	—	485,185
Short-term intercompany receivables	24,814	54,739	86,116	5,727	(171,396)	—
Handset and accessory inventory	—	—	—	373,565	—	373,565
Deferred income taxes, net	—	—	1,245	98,096	(670)	98,671
Prepaid expenses and other	7,603	29,370	37,618	594,352	—	668,943
Total current assets	188,996	111,160	142,645	2,302,242	(172,066)	2,572,977
Property, plant and equipment, net	—	—	94,653	3,164,876	—	3,259,529
Investments in and advances to affiliates	1,172,048	772,163	822,735	—	(2,766,946)	—
Intangible assets, net	18,000	—	—	1,001,548	—	1,019,548
Deferred income taxes, net	15,789	—	—	9,514	(15,789)	9,514
Long-term intercompany receivables	1,462,845	3,785,824	710,059	1,353	(5,960,081)	—
Other assets	27,205	—	6,476	543,537	—	577,218
Total assets	$2,884,883	$4,669,147	$1,776,568	$7,023,070	$(8,914,882)	$7,438,786

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$—	$—	$3,543	$260,965	$—	$264,508
Short-term intercompany payables	466,336	122,777	1,483,873	212,413	(2,285,399)	—
Accrued expenses and other	200	59,490	27,179	717,721	(107)	804,483
Deferred revenues	—	—	—	111,728	—	111,728
Current portion of long-term debt	23	2,731,482	34,806	2,788,987	—	5,555,298
Deposits related to 2013 sale of towers	—	—	—	725,611	—	725,611
Total current liabilities	466,559	2,913,749	1,549,401	4,817,425	(2,285,506)	7,461,628
Long-term debt	—	—	—	221,598	—	221,598
Deferred revenues	—	—	—	9,923	—	9,923
Deferred income tax liabilities	—	2,950	15,468	86,656	(15,789)	89,285
Long-term intercompany payables	2,971,379	—	10,390	865,554	(3,847,323)	—
Other long-term liabilities	30,492	—	10,228	199,179	—	239,899
Total liabilities	3,468,430	2,916,699	1,585,487	6,200,335	(6,148,618)	8,022,333
Total stockholders’ (deficit) equity	(583,547)	1,752,448	191,081	822,735	(2,766,264)	(583,547)
Total liabilities and stockholders’ (deficit) equity	$2,884,883	$4,669,147	$1,776,568	$7,023,070	$(8,914,882)	$7,438,786
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$864	$968,656	$(768)	$968,752
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	640,968	—	640,968
Selling, general and administrative	792	672	47,851	436,336	(2,136)	483,515
Impairment and restructuring charges	—	—	19,401	140,869	—	160,270
Management fee and other	—	—	(14,522)	15,379	(857)	—
Depreciation and amortization	—	—	5,121	183,260	—	188,381
	792	672	57,851	1,416,812	(2,993)	1,473,134
Operating loss	(792)	(672)	(56,987)	(448,156)	2,225	(504,382)
Other income (expense)
Interest expense, net	(141)	(60,713)	(232)	(59,308)	—	(120,394)
Intercompany interest expense	(58,539)	—	(18)	(12,827)	71,384	—
Interest income	103	—	3	12,656	—	12,762
Intercompany interest income	98	70,982	303	1	(71,384)	—
Foreign currency transaction gains, net	—	—	—	9,723	—	9,723
Equity in loss of affiliates	(573,130)	(518,368)	(517,486)	—	1,608,984	—
Other income, net	2,225	—	—	1,720	(2,225)	1,720
	(629,384)	(508,099)	(517,430)	(48,035)	1,606,759	(96,189)
Loss from continuing operations before income tax benefit (provision)	(630,176)	(508,771)	(574,417)	(496,191)	1,608,984	(600,571)
Income tax benefit (provision)	6,865	(3,679)	(3,961)	(27,226)	(670)	(28,671)
Net loss from continuing operations	(623,311)	(512,450)	(578,378)	(523,417)	1,608,314	(629,242)
Income from discontinued operations, net of income taxes	—	—	—	5,931	—	5,931
Net loss	$(623,311)	$(512,450)	$(578,378)	$(517,486)	$1,608,314	$(623,311)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$44,584	$44,448	$44,448	$44,448	$(133,344)	$44,584
Other	435	435	435	435	(1,305)	435
Other comprehensive income	45,019	44,883	44,883	44,883	(134,649)	45,019
Net loss	(623,311)	(512,450)	(578,378)	(517,486)	1,608,314	(623,311)
Total comprehensive loss	$(578,292)	$(467,567)	$(533,495)	$(472,603)	$1,473,665	$(578,292)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$768	$1,259,560	$(768)	$1,259,560
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	626,872	—	626,872
Selling, general and administrative	806	—	45,859	487,727	(2,594)	531,798
Impairment and restructuring charges	—	—	—	1,281	—	1,281
Management fee and other	—	—	(25,611)	33,892	(8,281)	—
Depreciation and amortization	—	—	5,507	176,107	—	181,614
	806	—	25,755	1,325,879	(10,875)	1,341,565
Operating loss	(806)	—	(24,987)	(66,319)	10,107	(82,005)
Other income (expense)
Interest expense, net	(139)	(59,958)	(367)	(89,778)	—	(150,242)
Intercompany interest expense	(58,539)	—	(14)	(12,553)	71,106	—
Interest income	263	—	2	8,722	—	8,987
Intercompany interest income	32	70,982	92	—	(71,106)	—
Foreign currency transaction losses, net	—	—	—	(104,493)	—	(104,493)
Equity in loss of affiliates	(350,406)	(338,154)	(336,617)	—	1,025,177	—
Other income (expense), net	10,109	—	(52)	(8,283)	(10,107)	(8,333)
	(398,680)	(327,130)	(336,956)	(206,385)	1,015,070	(254,081)
Loss from continuing operations before income tax benefit (provision)	(399,486)	(327,130)	(361,943)	(272,704)	1,025,177	(336,086)
Income tax benefit (provision)	3,135	(4,546)	(2,988)	(52,418)	8,047	(48,770)
Net loss from continuing operations	(396,351)	(331,676)	(364,931)	(325,122)	1,033,224	(384,856)
Loss from discontinued operations, net of income taxes	—	—	—	(11,495)	—	(11,495)
Net loss	$(396,351)	$(331,676)	$(364,931)	$(336,617)	$1,033,224	$(396,351)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(275,632)	$(275,711)	$(275,711)	$(275,711)	$827,133	$(275,632)
Other	(1,867)	(1,867)	(1,867)	(1,867)	5,601	(1,867)
Other comprehensive loss	(277,499)	(277,578)	(277,578)	(277,578)	832,734	(277,499)
Net loss	(396,351)	(331,676)	(364,931)	(336,617)	1,033,224	(396,351)
Total comprehensive loss	$(673,850)	$(609,254)	$(642,509)	$(614,195)	$1,865,958	$(673,850)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,688	$1,938,814	$(1,536)	$1,938,966
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,244,356	—	1,244,356
Selling, general and administrative	1,595	672	91,474	845,083	(4,552)	934,272
Impairment and restructuring charges	—	—	17,435	140,308	—	157,743
Management fee and other	—	—	(29,909)	32,046	(2,137)	—
Depreciation and amortization	—	—	11,148	334,909	—	346,057
	1,595	672	90,148	2,596,702	(6,689)	2,682,428
Operating loss	(1,595)	(672)	(88,460)	(657,888)	5,153	(743,462)
Other income (expense)
Interest expense, net	(282)	(121,338)	(467)	(138,519)	—	(260,606)
Intercompany interest expense	(116,435)	—	(35)	(25,405)	141,875	—
Interest income	205	—	5	32,660	—	32,870
Intercompany interest income	179	141,185	509	2	(141,875)	—
Foreign currency transaction gains, net	—	—	—	2,537	—	2,537
Equity in loss of affiliates	(900,680)	(817,099)	(815,195)	—	2,532,974	—
Other income (expense), net	5,153	—	—	(3,257)	(4,866)	(2,970)
	(1,011,860)	(797,252)	(815,183)	(131,982)	2,528,108	(228,169)
Loss from continuing operations before income tax benefit (provision)	(1,013,455)	(797,924)	(903,643)	(789,870)	2,533,261	(971,631)
Income tax benefit (provision)	14,065	(7,319)	(8,510)	(31,277)	(670)	(33,711)
Net loss from continuing operations	(999,390)	(805,243)	(912,153)	(821,147)	2,532,591	(1,005,342)
Income from discontinued operations, net of income taxes	—	—	—	5,952	—	5,952
Net loss	$(999,390)	$(805,243)	$(912,153)	$(815,195)	$2,532,591	$(999,390)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$53,003	$52,607	$52,607	$52,607	$(157,821)	$53,003
Other	(134)	(134)	(134)	(134)	402	(134)
Other comprehensive income	52,869	52,473	52,473	52,473	(157,419)	52,869
Net loss	(999,390)	(805,243)	(912,153)	(815,195)	2,532,591	(999,390)
Total comprehensive loss	$(946,521)	$(752,770)	$(859,680)	$(762,722)	$2,375,172	$(946,521)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$1,536	$2,590,399	$(1,536)	$2,590,399
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,232,266	—	1,232,266
Selling, general and administrative	1,597	—	92,259	939,732	(4,258)	1,029,330
Impairment and restructuring charges	—	—	77,001	48,887	—	125,888
Management fee and other	—	—	(54,310)	72,202	(17,892)	—
Depreciation and amortization	—	—	15,904	348,532	—	364,436
	1,597	—	130,854	2,641,619	(22,150)	2,751,920
Operating loss	(1,597)	—	(129,318)	(51,220)	20,614	(161,521)
Other income (expense)
Interest expense, net	(279)	(119,275)	(777)	(139,573)	—	(259,904)
Intercompany interest expense	(116,435)	—	(26)	(26,001)	142,462	—
Interest income	572	—	6	14,914	—	15,492
Intercompany interest income	1,150	141,185	127	—	(142,462)	—
Foreign currency transaction losses, net	—	—	—	(81,268)	—	(81,268)
Equity in loss of affiliates	(511,452)	(386,891)	(384,064)	—	1,282,407	—
Other income (expense), net	20,615	—	(53)	(13,035)	(20,614)	(13,087)
	(605,829)	(364,981)	(384,787)	(244,963)	1,261,793	(338,767)
Loss from continuing operations before income tax benefit (provision)	(607,426)	(364,981)	(514,105)	(296,183)	1,282,407	(500,288)
Income tax benefit (provision)	3,571	(7,941)	(5,593)	(54,702)	(5,723)	(70,388)
Net loss from continuing operations	(603,855)	(372,922)	(519,698)	(350,885)	1,276,684	(570,676)
Loss from discontinued operations, net of income taxes	—	—	—	(33,179)	—	(33,179)
Net loss	$(603,855)	$(372,922)	$(519,698)	$(384,064)	$1,276,684	$(603,855)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(198,178)	$(198,071)	$(198,071)	$(198,071)	$594,213	$(198,178)
Other	(3,792)	(3,792)	(3,792)	(3,792)	11,376	(3,792)
Other comprehensive loss	(201,970)	(201,863)	(201,863)	(201,863)	605,589	(201,970)
Net loss	(603,855)	(372,922)	(519,698)	(384,064)	1,276,684	(603,855)
Total comprehensive loss	$(805,825)	$(574,785)	$(721,561)	$(585,927)	$1,882,273	$(805,825)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(999,390)	$(805,243)	$(912,153)	$(815,195)	$2,532,591	$(999,390)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	904,038	832,644	824,784	167,466	(2,532,591)	196,341
Net cash (used in) provided by operating activities	(95,352)	27,401	(87,369)	(647,729)	—	(803,049)
Cash flows from investing activities:
Capital expenditures	—	—	(4,069)	(381,906)	—	(385,975)
Purchases of long-term and short- term investments	—	—	—	(929,154)	—	(929,154)
Proceeds from sales of long-term and short-term investments	—	—	—	1,426,983	—	1,426,983
Investments in subsidiaries	(104,297)	(370)	—	—	104,667	—
Transfers to restricted cash and escrow accounts	—	—	—	(147,841)	—	(147,841)
Other, net	—	—	—	(20,945)	—	(20,945)
Total investing cash used in continuing operations	(104,297)	(370)	(4,069)	(52,863)	104,667	(56,932)
Total investing cash used in discontinued operations	—	—	—	(30)	—	(30)
Net cash used in investing activities	(104,297)	(370)	(4,069)	(52,893)	104,667	(56,962)
Cash flows from financing activities:
Borrowings under equipment financing facilities and other	—	—	—	14,691	—	14,691
Repayments under bank loans, equipment financing and other	—	—	(930)	(37,575)	—	(38,505)
Capital contributions	—	20	104,187	460	(104,667)	—
Other, net	(86)	—	—	(501)	—	(587)
Net cash flows (used in) provided by financing activities	(86)	20	103,257	(22,925)	(104,667)	(24,401)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(35,348)	—	(35,348)
Net (decrease) increase in cash and cash equivalents	(199,735)	27,051	11,819	(758,895)	—	(919,760)
Cash and cash equivalents, beginning of period	356,314	—	5,586	1,371,883	—	1,733,783
Cash and cash equivalents, end of period	$156,579	$27,051	$17,405	$612,988	$—	$814,023

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(603,855)	$(372,922)	$(519,698)	$(384,064)	$1,276,684	$(603,855)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	549,048	325,018	486,393	488,983	(1,276,684)	572,758
Total operating cash (used in) provided by continuing operations	(54,807)	(47,904)	(33,305)	104,919	—	(31,097)
Total operating cash used in discontinued operations	—	—	—	(9,209)	—	(9,209)
Net cash (used in) provided by operating activities	(54,807)	(47,904)	(33,305)	95,710	—	(40,306)
Cash flows from investing activities:
Capital expenditures	—	—	(9,780)	(398,990)	—	(408,770)
Payments for purchases of licenses	—	—	—	(28,667)	—	(28,667)
Purchases of long-term and short-term investments	—	—	—	(1,363,681)	—	(1,363,681)
Proceeds from sales of long-term and short-term investments	—	—	—	1,210,003	—	1,210,003
Investments in subsidiaries	(104,499)	(2,006)	—	—	106,505	—
Intercompany borrowings	—	—	(49,910)	—	49,910	—
Transfers to restricted cash	—	—	—	(15,363)	—	(15,363)
Other, net	—	—	—	166	—	166
Total investing cash used in continuing operations	(104,499)	(2,006)	(59,690)	(596,532)	156,415	(606,312)
Total investing cash used in discontinued operations	—	—	—	(41,506)	—	(41,506)
Net cash used in investing activities	(104,499)	(2,006)	(59,690)	(638,038)	156,415	(647,818)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	1,600,000	—	1,600,000
Borrowings under equipment financing facilities	—	—	—	86,913	—	86,913
Payment of line of credit	—	—	—	(316,538)	—	(316,538)
Repayments under syndicated loan facilities	—	—	—	(473,918)	—	(473,918)
Repayments of import financing loans	—	—	—	(37,422)	—	(37,422)
Repayments under tower financing and other borrowings	—	—	(8,217)	(8,279)	—	(16,496)
Capital contributions	—	10	104,489	2,006	(106,505)	—
Proceeds from intercompany borrowings	—	49,910	—	—	(49,910)	—
Other, net	(934)	(10)	—	(18,552)	—	(19,496)
Total financing cash (used in) provided by continuing operations	(934)	49,910	96,272	834,210	(156,415)	823,043
Total financing cash used in discontinued operations	—	—	—	(1,555)	—	(1,555)
Net cash (used in) provided by financing activities	(934)	49,910	96,272	832,655	(156,415)	821,488
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(18,156)	—	(18,156)
Change in cash and cash equivalents held for sale	—	—	—	(23,127)	—	(23,127)
Net (decrease) increase in cash and cash equivalents	(160,240)	—	3,277	249,044	—	92,081
Cash and cash equivalents, beginning of period	735,022	—	6,469	629,682	—	1,371,173
Cash and cash equivalents, end of period	$574,782	$—	$9,746	$878,726	$—	$1,463,254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2014 and December 31, 2013 and our consolidated results of operations for the six- and three-month periods ended June 30, 2014 and 2013; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K, the amendments to that annual report and our quarterly report on Form 10-Q for the three months ended March 31, 2014, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Chile.

Business Update

Over the course of the last two years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks, which delayed our ability to generate subscriber growth and revenues on those networks, and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results over the course of the last year, and as a result, we ended the second quarter of 2014 with a significantly smaller subscriber and revenue base than existed at the end of the second quarter of 2013.

These conditions, and their impact on our liquidity, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to generate sufficient growth in our operating revenues and operating cash flows to meet our financial obligations beyond early 2015, as well as our ability to continue as a going concern, despite our implementation of measures designed to conserve cash and reduce operating expenses and capital expenditures in 2014. In response to these circumstances, we have:

•	retained financial advisers to assist us in evaluating both potential strategic alternatives and the feasibility of recapitalizing our balance sheet;

•	engaged in discussions with a number of parties interested in acquiring some or all of our assets; and

•
engaged in discussions with holders of, and representatives of certain holders of, the senior notes issued by NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, regarding the potential terms on which the obligations evidenced by those senior notes could be restructured, including by exchanging all or a portion of the senior notes for common stock or other equity interests.

Currently, we have not entered into any agreements relating to any potential strategic transactions or any potential restructuring of our obligations. There can be no assurance that these efforts will result in any such agreement. If an agreement is reached and we decide to pursue a restructuring either on a standalone basis or in conjunction with one or more other potential actions, we expect that it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in order to implement it through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the very near future.

We currently anticipate that the plan of reorganization implemented in any bankruptcy proceeding would provide that holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, would be entitled to little or no recovery and that those claims and interests would be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our common stock will be lost and that our equity holders would lose all or substantially all of their investment.

We are also engaged in discussions with the lenders under each of our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil with respect to potential waivers and amendments to the terms of the related agreements that would address potential financial covenant compliance issues, as well as our liquidity issues. There can be no assurance that these discussions will result in waivers or amendments or that the consequences of any of the current or potential defaults or events of default will be avoided.

We conduct our operations through direct and indirect subsidiaries. If we determine that it is necessary to implement a restructuring of our obligations, we expect our subsidiaries to continue to operate in the ordinary course of business. In evaluating any restructuring alternatives, we will seek to minimize the impact of the restructuring process on our suppliers, trade creditors and customers of our operating subsidiaries, even if that process involves Chapter 11 bankruptcy proceedings. During our evaluation of potential restructuring alternatives, we have attempted to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

Business Overview
We provide wireless communication services under the NextelTM brand, primarily targeted at meeting the needs of subscribers who use our services to improve the productivity of their businesses and subscribers who make the individual decision to use our service for both professional and personal needs. Our subscribers generally value our broad set of value-added services, including our push-to-talk services, which allow subscribers to talk to each other instantly, and our high level of customer service. With the deployment of our wideband code division multiple access, or WCDMA, networks in our markets, we are extending our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
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
The services we currently offer include:

•	mobile telephone service;

•	wireless data services, including text messaging services, mobile internet services, and e-mail services;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

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
The deployment and expansion of our WCDMA networks in Brazil, Mexico and Chile enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. We plan to continue to expand the coverage and quality of our networks in Brazil and Mexico in the second half of 2014. Our current spectrum holdings are sufficient to enable us to deploy networks that utilize long-term evolution, or LTE, technology in certain areas in Brazil and Mexico. In the second quarter of 2014, we launched LTE services in Rio de Janeiro and expect to expand these services in Brazil later in 2014. We also expect to begin offering similar LTE services in Mexico later this year. We also offer service on our iDEN network in Argentina.
In December 2013, we signed agreements with Telefonica Moviles, or Telefonica, under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. In Brazil and Mexico, our arrangements with Telefonica have allowed us to begin enhancing our service offerings in those markets during the first half of 2014 by expanding the areas in which customers using our WCDMA services can access voice and data services.
In light of our financial condition, our goal for the remainder of 2014 is to increase the number of subscriber units operating on our networks, which we refer to as our subscriber base, on our WCDMA network in Brazil while simultaneously increasing the levels of average revenue per subscriber there, stabilize our business in Mexico and achieve a partial reversal of the subscriber loss trends we experienced in 2013 and into the first half of 2014. More broadly, our goal is to generate higher revenues and increase our subscriber base by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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
We are also utilizing domestic and international roaming agreements, including the roaming arrangements with Telefonica in Brazil and Mexico, to cost effectively expand our service to areas in our markets that we do not currently serve or plan to serve using our own networks and to provide our customers with services when they travel to other countries.
Competitive Environment.
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered, speed of data access and the quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and data services, making it more difficult for us to compete effectively using our iDEN networks. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing subscribers.
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

•
refreshed and tailored our marketing approach to this broader set of customers, especially consumers, to make them aware of our new services and capabilities, our broader range of available handsets and devices, and the quality and performance of our networks;

•
worked with device suppliers to develop new handset models and features supported by our WCDMA networks, including devices and smartphones from suppliers like Samsung, LG, Sony, Alcatel, Huawei, Motorola Mobility and Apple;

•
launched commercial campaigns offering handsets at a lower cost and offering service plans with prices and terms that are more competitive, including prepaid and hybrid rate plans that incorporate a combination of postpaid services and prepaid characteristics;

•
implemented customer retention programs that are focused on our high value customers that include lower priced plans that better fit our customers' needs and/or provide them with new handsets or other devices at reduced prices in exchange for their commitment to extend the term of their service contracts; and

•	developed and launched a high performance push-to-talk service, which we refer to as Prip, which operates on a wide range of standard smartphones on our WCDMA networks.
Strategic Approach.
Over the course of the last two years, we have experienced increased competition and operational challenges in our markets, particularly in Brazil and Mexico, as we have deployed our WCDMA networks. During the second half of 2013, these factors continued to have a negative impact on our results, which was intensified by Sprint's decision to deactivate its iDEN network in the U.S. and our failure to effectively execute our plans to address them. As a result, we experienced deteriorating operational performance, including with respect to subscriber growth, customer retention and average revenue per subscriber. To address these and other difficulties that we continue to face as a result of the delays in our deployment of our WCDMA networks, we are taking actions to improve the quality and coverage of those networks and have also implemented a set of initiatives designed to generate growth, streamline our organization, improve our competitive agility and reduce costs that are not critical to our growth strategy.
We continue to implement a comprehensive strategy that we believe will best position us to achieve our long-term goal of generating profitable growth while concurrently taking steps to reduce our costs. Some of the key components of that strategy are as follows:
Deploying Our Networks.  We strive to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and have deployed and plan to continue to expand our WCDMA networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data services. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to our iDEN technology. Our WCDMA networks will allow us to continue to offer the differentiated services that our current subscribers rely on while expanding our products and services using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded subscriber base. Consistent with this approach, in the second quarter of 2014, we launched LTE services in Rio de Janeiro and expect to expand these services in Brazil later in 2014. We also expect to begin offering similar LTE services in Mexico later this year.
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
We also have additional spectrum holdings in some of our markets, including 20 MHz of spectrum in the 1.8 GHz spectrum band in portions of Brazil, which we are using to support our LTE-based networks in Rio de Janeiro, and 10 MHz of spectrum in the 1.9 GHz spectrum band in Monterrey and 50 MHz of spectrum in the 3.5 GHz spectrum band in Mexico.
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
Focusing on Our Core Markets and Managing Our Costs. We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless customers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA networks in our markets, focusing particularly on our key markets in Brazil and Mexico, with the goal of increasing our existing subscriber base while managing our costs in a manner designed to support that growth and improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA and LTE technology, and we expect those investments to continue, particularly in Brazil and Mexico. While these investments have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the costs of our new networks while building the subscriber base served by them, we believe that over the long term these investments in our new networks will enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our growth.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to support our planned growth and to better align our organization and costs with our operational and financial goals and the trends in our business. These changes have included significant reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and headcount reductions in our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are continuing to evaluate our operations and may continue to realign and further reduce personnel over the coming months as we seek to better align our costs and organizational structure with our growth strategy and improve our operating and financial results. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, that are designed to improve the overall quality and efficiency of the service we provide our customers.

Finally, as we implement changes to our business strategy that are designed to improve our results, we expect that we will allocate more of our financial and other resources to our operations in Brazil and Mexico, which, for the first half of 2014, collectively produced about 87% of our total consolidated operating revenues. Consistent with this change in emphasis, in August 2013, we sold all of the outstanding equity interests of Nextel Peru to Entel. While we will also continue to support our operations in our other markets, in light of our results of operations and this change in emphasis, we are actively pursuing strategic options for these markets, such as partnerships, service arrangements and asset sales in an effort to maximize the value of those businesses.
Focusing on Our Target Customers.  Consistent with our historic approach, our target customers will continue to include high value customer segments such as segments that comprise the small, medium and large business markets, as well as certain consumer market segments that value our differentiated wireless communications services, including our push-to-talk services, quality networks and our high level of customer service. Our WCDMA networks also give us the opportunity to extend our target market to include additional corporate and business customers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our new networks, the quality and speed of our data services and the quality of our customer service.
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
Building on the Strength of the Nextel Brand. Since 2002, we have offered services under the Nextel brand. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and subscriber support we provide. This positioning of our brand allowed us to successfully build our subscriber base of high value customers who are attracted to our differentiated services and our reputation for providing a high quality subscriber experience. The deactivation of Sprint's iDEN network in mid-2013 resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico. We are taking actions to address these perception issues in Mexico and to reposition the Nextel brand in our markets as a quality WCDMA service provider.
Expanding and Focusing on our Distribution Channels. We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels, and we are targeting those channels at specific subscriber segments to deliver our service more efficiently and economically. Our direct sales channel primarily focuses on businesses that value our industry expertise and differentiated services, including our ability to design customized business solutions that meet their specific business needs. As we extend our target market to include more consumers, we are expanding our distribution channels to make our services more widely accessible while simultaneously shifting and rebalancing some of our locations and distribution and customer support structures. We are also expanding our other subscriber-convenient channels, which include telesales and online channels, to give our prospective and existing subscribers easier ways to purchase our services. We are making these investments to more efficiently serve our subscribers and improve the overall productivity and efficiency of all of our distribution channels.
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
As we make the transition to our WCDMA networks in our markets other than Argentina, and with Sprint no longer supporting iDEN in the U.S. following the deactivation of its iDEN network there, the reduction in demand for iDEN network equipment is expected to make it more costly for us to continue to support those networks. We also expect that this transition and the reduction in demand for iDEN handsets will affect Motorola Mobility's ability or willingness to continue to manufacture iDEN handsets beyond their contractual obligations, which could result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks.
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

Unrestricted Subsidiary

In the first quarter of 2013, our Chilean operating segment, which we refer to as Nextel Chile, was designated as an unrestricted subsidiary under the terms of the indentures relating to our senior notes that were issued by NII Capital Corp. and NIIT. For the three and six months ended June 30, 2014, Nextel Chile had total operating revenues of $16.8 million and $31.2 million, segment losses of $24.5 million and $49.2 million, and net losses of $154.7 million and $192.5 million, respectively. In addition, in June 2014, we recognized a non-cash asset impairment charge of $127.5 million to impair the carrying amount of Nextel Chile's assets. As of June 30, 2014, Nextel Chile had total assets of $33.5 million and total liabilities of $266.2 million, of which $232.7 million related to intercompany liabilities.

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
The table below provides an overview of our subscriber units in commercial service on both our iDEN and WCDMA networks in the countries indicated as of December 31, 2013 and as of and for the six months ended June 30, 2014.

	Brazil	Mexico	Argentina	Chile	Total
	(in thousands)
iDEN subscriber units	3,620.3	2,074.6	2,023.1	29.2	7,747.2
WCDMA subscriber units	337.9	1,189.9	—	214.3	1,742.1
Total subscriber units in commercial service — December 31, 2013	3,958.2	3,264.5	2,023.1	243.5	9,489.3

iDEN net subscriber losses	(263.5)	(484.0)	(46.8)	(3.1)	(797.4)
WCDMA net subscriber additions	493.6	149.6	—	26.0	669.2
Total net subscriber additions (losses)	230.1	(334.4)	(46.8)	22.9	(128.2)

Migrations from iDEN to WCDMA	219.1	351.7	—	2.6	573.4

iDEN subscriber units	3,137.7	1,238.9	1,976.3	23.5	6,376.4
WCDMA subscriber units	1,050.6	1,691.2	—	242.9	2,984.7
Total subscriber units in commercial service — June 30, 2014	4,188.3	2,930.1	1,976.3	266.4	9,361.1

The following table shows our customer turnover rates for subscribers on both our iDEN and WCDMA networks in the countries indicated for the six months ended June 30, 2014.

	Brazil	Mexico	Argentina	Chile	Total
Total customer turnover (1)	2.61%	3.93%	4.25%	3.10%	3.40%
iDEN customer turnover	2.79%	5.49%	4.25%	2.81%	3.83%
WCDMA customer turnover	1.65%	2.21%	—	3.11%	2.15%
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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

Results of Operations

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service, wireless data services, and push-to-talk and other services, including revenues from calling party pays programs and variable charges for airtime and two-way radio usage, long-distance charges, and international roaming revenues derived from calls placed by our subscribers. Handset and accessory revenues represent revenues we earn on the sale of handsets and accessories.
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
General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections, maintenance of management information systems, corporate overhead and payroll, including share-based compensation.
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments using the average foreign currency exchange rates for the three and six months ended June 30, 2014 and 2013. The following table presents the average foreign currency exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average foreign currency exchange rates utilized in prior periods.

	Three Months Ended June 30,
	2014	2013	Percent Change
Brazilian real	2.23	2.07	(8)%
Mexican peso	13.01	12.46	(4)%
Argentine peso	8.06	5.24	(54)%
Chilean peso	554.37	484.87	(14)%

	Six Months Ended June 30,
	2014	2013	Percent Change
Brazilian real	2.30	2.03	(13)%
Mexican peso	13.12	12.56	(4)%
Argentine peso	7.85	5.13	(53)%
Chilean peso	553.06	478.68	(16)%

Throughout 2013 and continuing through the second quarter of 2014, foreign currency exchange rates in Argentina and Chile depreciated in value relative to the U.S. dollar. In recent quarters, foreign currency exchange rates in Brazil and Mexico have begun to appreciate slightly relative to the U.S. dollar. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2013, as well as at the end of the first and second quarters of 2014. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2013				2014
	March	June	September	December	March	June
Brazilian real	2.01	2.22	2.23	2.34	2.26	2.20
Mexican peso	12.35	13.19	13.01	13.08	13.08	13.03
Argentine peso	5.12	5.39	5.79	6.52	8.00	8.13
Chilean peso	472.03	507.16	504.2	524.61	551.18	552.72

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and six months ended June 30, 2013 to amounts that would have resulted if the average foreign currency rates for the three and six months ended June 30, 2013 were the same as the average foreign currency exchange rates that were in effect for the three and six months ended June 30, 2014; and (ii) by comparing the constant currency financial measures for the three and six months ended June 30, 2013 to the actual financial measures for the three and six months ended June 30, 2014. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	June 30, 2014	% of Consolidated Operating Revenues	June 30, 2013	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$893,125	92%	$1,214,174	96%	$(321,049)	(26)%	(19)%
Handset and accessory revenues	75,627	8%	45,386	4%	30,241	67%	98%
	968,752	100%	1,259,560	100%	(290,808)	(23)%	(15)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	366,909	38%	393,006	31%	(26,097)	(7)%	1%
Cost of handset and accessory sales	274,059	28%	233,866	19%	40,193	17%	21%
	640,968	66%	626,872	50%	14,096	2%	9%
Selling and marketing expenses	147,908	15%	160,348	13%	(12,440)	(8)%	1%
General and administrative expenses	335,607	35%	371,450	30%	(35,843)	(10)%	(1)%
Impairment and restructuring charges	160,270	17%	1,281	—	158,989	NM	NM
Depreciation and amortization	188,381	19%	181,614	14%	6,767	4%	12%
Operating loss	(504,382)	(52)%	(82,005)	(7)%	(422,377)	NM	NM
Interest expense, net	(120,394)	(12)%	(150,242)	(12)%	29,848	(20)%	(17)%
Interest income	12,762	1%	8,987	1%	3,775	42%	64%
Foreign currency transaction gains (losses), net	9,723	1%	(104,493)	(8)%	114,216	(109)%	(110)%
Other income (expense), net	1,720	—	(8,333)	(1)%	10,053	(121)%	(122)%
Loss from continuing operations before income tax provision	(600,571)	(62)%	(336,086)	(27)%	(264,485)	79%	85%
Income tax provision	(28,671)	(3)%	(48,770)	(3)%	20,099	(41)%	(39)%
Net loss from continuing operations	(629,242)	(65)%	(384,856)	(30)%	(244,386)	64%	69%
Income (loss) from discontinued operations, net of income taxes	5,931	1%	(11,495)	(1)%	17,426	(152)%	NM
Net loss	$(623,311)	(64)%	$(396,351)	(31)%	$(226,960)	57%	67%
_______________________________________
NM — Not Meaningful

	June 30, 2014	% of Consolidated Operating Revenues	June 30, 2013	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$1,807,030	93%	$2,497,250	96%	$(690,220)	(28)%	(18)%
Handset and accessory revenues	131,936	7%	93,149	4%	38,787	42%	74%
	1,938,966	100%	2,590,399	100%	(651,433)	(25)%	(15)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	704,492	36%	792,099	31%	(87,607)	(11)%	(1)%
Cost of handset and accessory sales	539,864	28%	440,167	17%	99,697	23%	27%
	1,244,356	64%	1,232,266	48%	12,090	1%	9%
Selling and marketing expenses	296,467	15%	304,482	11%	(8,015)	(3)%	8%
General and administrative expenses	637,805	33%	724,848	28%	(87,043)	(12)%	(1)%
Impairment and restructuring charges	157,743	8%	125,888	5%	31,855	25%	25%
Depreciation and amortization	346,057	18%	364,436	14%	(18,379)	(5)%	5%
Operating loss	(743,462)	(38)%	(161,521)	(6)%	(581,941)	NM	NM
Interest expense, net	(260,606)	(14)%	(259,904)	(10)%	(702)	—	4%
Interest income	32,870	2%	15,492	1%	17,378	112%	150%
Foreign currency transaction gains (losses), net	2,537	—	(81,268)	(3)%	83,805	(103)%	(104)%
Other expense, net	(2,970)	—	(13,087)	(1)%	10,117	(77)%	(74)%
Loss from continuing operations before income tax provision	(971,631)	(50)%	(500,288)	(19)%	(471,343)	94%	100%
Income tax provision	(33,711)	(2)%	(70,388)	(3)%	36,677	(52)%	(49)%
Net loss from continuing operations	(1,005,342)	(52)%	(570,676)	(22)%	(434,666)	76%	82%
Income (loss) from discontinued operations, net of income taxes	5,952	—	(33,179)	(1)%	39,131	(118)%	NM
Net loss	$(999,390)	(52)%	$(603,855)	(23)%	$(395,535)	66%	81%
_______________________________________
NM — Not Meaningful
We continued to experience deteriorating financial and operational results in the first half of 2014 due to a number of factors, including the economic and competitive environments in our markets, declining local currency values, the impact of delays in the deployment and launch of services on our WCDMA networks and the increased costs to support these networks. The delays in the deployment and launch of services on our WCDMA networks that we experienced in 2013 resulted in a significant decline in our subscriber base in Mexico and substantially lower levels of average revenue per subscriber in Brazil in the first half of 2014. As a result of these and other factors, our consolidated subscriber base decreased 6% from June 30, 2013 to June 30, 2014, and our consolidated operating revenues on a reported basis decreased 23% and 25% in the three and six months ended June 30, 2014 compared to the same periods in 2013. Also contributing to the year-over-year declines in operating revenues were migrations of existing iDEN subscribers to lower rate service plans on our iDEN network in Brazil, which drove lower average revenue per subscriber in local currency, and declines in local currency values relative to the U.S. dollar. Consolidated operating revenues decreased 15% on a constant currency basis for both the three and six months ended June 30, 2014 compared to the same periods in 2013.
We believe that the deployment of our WCDMA networks will enable us to offer new and differentiated services to a larger base of subscribers, but expect that our ability to attract customers and increase our operating revenues for services provided using the networks will be tied to our ability to change customer perceptions regarding the types and quality of services we offer and our ability to develop services and rate plans that differentiate us from our competition and meet our customers' needs. During the three and six months ended June 30, 2014, the impact of weaker average foreign currency exchange rates, lower average revenue per subscriber in local currency and higher cost of handsets, combined with additional expenses related to the operation of both of our networks, led to an increase in our consolidated cost of revenues, selling and marketing expenses and general and administrative expenses as percentages of consolidated operating revenues compared to the three and six months ended June 30, 2013. As a result, our operating losses increased $422.4 million and $581.9 million from the three and six months ended June 30, 2013 to the same periods in 2014.
In the first half of 2014, our investments in consolidated capital expenditures were $240.5 million, which represents a 35% decrease from the first half of 2013. We plan to continue to invest in the deployment of our WCDMA networks during the remainder of 2014, with a particular focus on enhancing those networks and improving results in our largest markets of Brazil and Mexico. In the second quarter of 2014, we launched LTE services in Rio de Janeiro, and we expect to begin offering similar LTE services in Mexico later this year. While we are continuing to invest in the future of our business, based on our spending plans, we currently expect our investments in capital expenditures for the remainder of 2014, including our investments in our networks, will be lower than the levels of those investments in 2013.
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

Consolidated operating revenues decreased $290.8 million, or 23%, and $651.4 million, or 25%, on a reported basis from the three and six months ended June 30, 2013 to the same periods in 2014 as a result of decreases in service and other revenues of $321.0 million, or 26%, and $690.2 million, or 28%, respectively, partially offset by increases in handset and accessory revenues of $30.2 million, or 67%, and $38.8 million, or 42%, respectively. On a constant currency basis, consolidated operating revenues decreased 15% for both the three and six months ended June 30, 2014 compared to the same periods in 2013.

The decreases in consolidated service and other revenues were principally due to the decline in our consolidated subscriber base and decreases in consolidated average revenue per subscriber in local currency, compounded by weaker foreign currency exchange rates in Brazil, Mexico and Argentina. Specifically, the combined impact of the significant decline in our subscriber base in Mexico and substantially lower levels of average revenue per subscriber in Brazil has resulted in significant decreases in consolidated service and other revenues during the three and six months ended June 30, 2014 compared to the same periods in 2013. We expect that consolidated service and other revenues for the full year ending December 31, 2014 will be significantly lower than the amount reported in 2013.

The increases in consolidated handset and accessory revenues were primarily a result of higher gross subscriber additions in Brazil.

2.	Cost of revenues

Consolidated cost of revenues remained relatively stable on a reported basis from the three and six months ended June 30, 2013 to the same periods in 2014 despite the lower consolidated operating revenue levels primarily as a result of:

•
$40.2 million, or 17%, and $99.7 million, or 23%, increases in consolidated cost of handset and accessory sales resulting from 32% and 41% increases in gross subscriber additions in Brazil, as well as a change in the mix of handsets in Brazil and Mexico toward higher-tier handsets; and

•
$28.0 million, or 17%, and $38.3 million, or 12%, increases in consolidated direct switch and transmitter and receiver site costs due to a 21% increase in the number of sites in service from June 30, 2013 to June 30, 2014 in connection with the deployment and expansion of our WCDMA and LTE networks in Brazil and Mexico.

These increases were partially offset by:

•
$38.1 million, or 26%, and $95.5 million, or 30%, decreases in consolidated interconnect costs related to lower interconnect minutes of use in Brazil and Mexico primarily due to the reduction in our consolidated subscriber base and lower interconnect costs per minute in Brazil;

•
$10.1 million, or 28%, and $23.4 million, or 30%, decreases in consolidated service and repair costs resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets; and

•	weaker average foreign currency exchange rates in Brazil, Mexico and Argentina.

On a constant currency basis, consolidated cost of revenues increased 9% for both the three and six months ended June 30, 2014 compared to the same periods in 2013.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 50% and 48% in the three and six months ended June 30, 2013 to 66% and 64% in the three and six months ended June 30, 2014 primarily as a result of the decline in operating revenues over the same period.

3.	General and administrative expenses

The $35.8 million, or 10%, and $87.0 million, or 12%, decreases in consolidated general and administrative expenses on a reported basis, and 1% decreases on a constant currency basis, for the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily the result of decreases in information technology costs across all markets, lower customer care expenses, mostly in Mexico, lower payroll costs related to fewer general and administrative personnel and lower revenue-based taxes in Brazil and Mexico associated with the decline in Nextel Brazil and Nextel Mexico's operating revenues. During the second quarter of 2014, Nextel Mexico reserved for certain loan receivables, which partially offset the overall decreases in consolidated general and administrative expenses.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 30% and 28% in the three and six months ended June 30, 2013 to 35% and 33% in the three and six months ended June 30, 2014 largely as a result of higher declines in operating revenues than reductions in expenses over the same periods.

4.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in the first half of 2014 primarily consisted of a $127.5 million non-cash asset impairment charge to impair the carrying amount of Nextel Chile's assets, as well as $22.7 million in restructuring charges, which primarily consisted of severance and related costs incurred at our corporate headquarters and at Nextel Mexico related to the separation of employees in conjunction with our efforts to streamline these organizational structures and reduce general and administrative expenses. We also recognized a $6.4 million asset impairment charge in the second quarter of 2014 related to the sale of our corporate aircraft.

Consolidated impairment and restructuring charges recognized in 2013 primarily related to a non-cash asset impairment charge of $85.3 million related to the discontinuation of software previously developed to support our customer relationship management systems in multiple markets and a $38.6 million non-cash charge in connection with the restructuring of our outsourcing agreements with Nokia Siemens Networks, or NSN, reflecting the write-off of a portion of the base contractual fees that we classified as a prepayment and that were being recognized over the life of the NSN agreements prior to their restructuring.

5.	Depreciation and amortization

The $18.4 million, or 5%, decrease in consolidated depreciation and amortization on a reported basis from the first half of 2013 to the same period in 2014 is primarily the result of weaker average foreign currency exchange rates in Brazil, Mexico and Argentina. On a constant currency basis, consolidated depreciation and amortization increased 5% from the first half of 2013 to the same period in 2014.

6.	Interest expense, net

The $29.8 million, or 20%, decrease in consolidated net interest expense on a reported basis for the three months ended June 30, 2014 compared to the same period in 2013 is largely related to a decrease in the number of leases that are accounted for as capital leases in Brazil. On a constant currency basis, consolidated net interest expense decreased 17% from the second quarter of 2013 to the same period in 2014.

7.	Foreign currency transaction gains (losses)

Foreign currency transaction losses of $104.5 million and $81.3 million during the three and six months ended June 30, 2013 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

8.	Income tax provision

The $20.1 million, or 41%, and $36.7 million, or 52%, decreases in the consolidated income tax provision for the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily due to decreases in Nextel Mexico's and Nextel Argentina's current income tax expense and reductions in withholding taxes on intercompany charges, partially offset by a $22.7 million valuation allowance recognized on deferred tax assets related to a local reorganization of one of our Mexican subsidiaries in the second quarter of 2014.

b.    Nextel Brazil

	June 30, 2014	% of Nextel Brazil’s Operating Revenues	June 30, 2013	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$428,952	89%	$559,217	97%	$(130,265)	(23)%	(17)%
Handset and accessory revenues	50,421	11%	19,427	3%	30,994	160%	179%
	479,373	100%	578,644	100%	(99,271)	(17)%	(11)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	192,345	40%	204,989	35%	(12,644)	(6)%	1%
Cost of handset and accessory sales	112,316	24%	40,155	7%	72,161	180%	184%
	304,661	64%	245,144	42%	59,517	24%	32%
Selling and marketing expenses	74,993	16%	50,685	9%	24,308	48%	59%
General and administrative expenses	155,870	32%	175,467	30%	(19,597)	(11)%	(4)%
Segment (losses) earnings	$(56,151)	(12)%	$107,348	19%	$(163,499)	(152)%	(160)%

Six Months Ended
Operating revenues
Service and other revenues	$854,718	91%	$1,175,852	97%	$(321,134)	(27)%	(18)%
Handset and accessory revenues	85,879	9%	38,664	3%	47,215	122%	150%
	940,597	100%	1,214,516	100%	(273,919)	(23)%	(12)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	360,507	38%	422,389	35%	(61,882)	(15)%	(4)%
Cost of handset and accessory sales	224,082	24%	90,721	7%	133,361	147%	152%
	584,589	62%	513,110	42%	71,479	14%	26%
Selling and marketing expenses	143,783	15%	95,574	8%	48,209	50%	70%
General and administrative expenses	297,521	32%	340,841	28%	(43,320)	(13)%	(1)%
Segment (losses) earnings	$(85,296)	(9)%	$264,991	22%	$(350,287)	(132)%	(139)%
Nextel Brazil represented 49% of our consolidated operating revenues for the first half of 2014 compared to 47% for the first half of 2013, and comprised 45% of our total subscriber base as of June 30, 2014 compared to 39% as of June 30, 2013. Over the last two years, Nextel Brazil has operated in a highly competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In addition, Nextel Brazil did not begin offering full voice and data services on its WCDMA network until late in 2013, which reflected a delay from the service launch dates that we originally planned. As a result, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. In order to retain customers on its iDEN network, Nextel Brazil has been offering rate plans with lower average revenue per subscriber. Consequently, many iDEN customers have been migrating to lower rate service plans, and new customers on the iDEN network have been and are continuing to select lower rate service plans. In addition, as of June 30, 2014, Nextel Brazil's subscriber base included approximately 225 thousand data-only subscribers, which typically generate lower levels of average revenue per subscriber. As a result of these factors, Nextel Brazil's average revenue per subscriber during the first half of 2014 was significantly lower than its average revenue per subscriber during the first half of 2013, which caused the $130.3 million and $321.1 million declines in Nextel Brazil's service and other revenues from the three and six months ended June 30, 2013 to the same periods in 2014 despite an 8% increase in Nextel Brazil's ending subscriber base from June 30, 2013 to June 30, 2014. On a constant currency basis, Nextel Brazil's service and other revenues decreased 17% and 18%, and its average revenue per subscriber decreased 24% and 23%, in the three and six month periods ended June 30, 2014 compared to the same periods in 2013.
During the first half of 2014, Nextel Brazil experienced improved WCDMA subscriber growth, which was partially offset by deactivations by iDEN subscribers, and increasing levels of WCDMA-based average revenue per subscriber. At the end of the second quarter of 2014, Nextel Brazil's WCDMA-based average revenue per subscriber for subscribers to combined voice and data plans was higher than its iDEN-based average revenue per subscriber. We believe that Nextel Brazil's launch of services on its WCDMA network, its roaming arrangements with Telefonica and its plans to continuously improve the quality of its service will allow Nextel Brazil to enhance its service offerings and improve its competitive position. While we expect that Nextel Brazil's subscriber base will continue to grow and that its average revenue per subscriber will stabilize as its base of WCDMA subscribers grows, we expect that Nextel Brazil's service and other revenues for the year ending December 31, 2014 will be significantly lower than the amount reported in 2013 as a result of the significant year-over-year reduction in average revenue per subscriber resulting from customer migrations to lower rate service plans on its iDEN network.
During the first half of 2014, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro. As a result, Nextel Brazil incurred increased operating expenses to support services on both of these technologies, as well as increased cost of handset sales relating to more sales of smartphones and other high-tier handsets. These increased operating costs were partially offset by a decline in other costs, but led to a reduction in Nextel Brazil's segment earnings margin from 22% in the first half of 2013 to a segment loss margin of 9% in the first half of 2014. In addition, Nextel Brazil's capital expenditures were $117.4 million in the first half of 2014, which represented 49% of our consolidated capital expenditures, compared to 57% of our consolidated capital expenditures in the first half of 2013.
The average value of the Brazilian real depreciated relative to the U.S. dollar by 8% and 13% during the three and six months ended June 30, 2014 compared to the average values that prevailed during the same periods in 2013. As a result, the components of Nextel Brazil's results of operations for the three and six months ended June 30, 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at levels similar to the end of the second quarter of 2014 or depreciates further relative to the U.S. dollar, Nextel Brazil's future results of operations may be adversely affected.
Nextel Brazil’s segment earnings decreased $163.5 million, or 152%, and $350.3 million, or 132%, on a reported basis, and 160% and 139% on a constant currency basis, in the three and six months ended June 30, 2014 compared to the same periods in 2013, as a result of the following:

1.	Operating revenues

The $130.3 million, or 23%, and $321.1 million, or 27%, decreases in service and other revenues on a reported basis in the three and six months ended June 30, 2014 compared to the same periods in 2013 are primarily the result of a decline in average revenue per subscriber in Nextel Brazil's iDEN subscriber base as existing iDEN subscribers migrated to lower rate service plans and new iDEN subscribers chose lower rate plans due to competitive conditions. The overall decreases in Nextel Brazil's service and other revenues were also the result of weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's service and other revenues decreased 17% and 18% for the three and six months periods ending June 30, 2014 compared to the three and six month periods ending June 30, 2013.

2.	Cost of revenues

The $12.6 million, or 6%, and $61.9 million, or 15%, decreases in cost of service on a reported basis in the three and six months ended June 30, 2014 compared to the same periods in 2013 are largely due to $35.7 million, or 36%, and $83.7 million, or 39%, decreases in interconnect costs related to decreases in interconnect minutes of use and lower mobile termination rates, partially offset by $21.0 million, or 30% and $22.3 million, or 16%, increases in direct switch and transmitter and receiver site costs due to a 28% increase in the number of sites in service from June 30, 2013 to June 30, 2014 in connection with the deployment and expansion of our WCDMA network and LTE upgrade in Brazil.

The $72.2 million, or 180%, and $133.4 million, or 147%, increases in cost of handset and accessory sales on a reported basis from the three and six months ended June 30, 2013 to the same periods in 2014 are largely related to 32% and 41% increases in gross subscriber additions in Brazil, as well as a change in the mix of handsets toward higher-tier smartphones and other handsets.

Nextel Brazil's cost of revenues increased as a percentage of operating revenues as a result of the more significant year-over-year decline in operating revenues described above and the higher cost of handset and accessory sales. On a constant currency basis, Nextel Brazil's total cost of revenues increased 32% and 26%, in the three and six months ended June 30, 2014 compared to the same periods in 2013.

3.	Selling and marketing expenses

The $24.3 million, or 48%, and $48.2 million, or 50%, increases in selling and marketing expenses on a reported basis, and 59% and 70% on a constant currency basis, in the three and six months ended June 30, 2014 compared to the same periods in 2013 are largely due to higher advertising costs resulting from new marketing campaigns in connection with our efforts to increase awareness of Nextel Brazil as a next generation service provider and increases in commissions resulting from higher gross subscriber additions, as well as an increase in average commission per gross subscriber addition.

4.	General and administrative expenses

The $19.6 million, or 11%, and $43.3 million, or 13%, decreases in general and administrative expenses on a reported basis, and 4% and 1% on a constant currency basis, from the three and six months ended June 30, 2013 to the same periods in 2014 are primarily due to decreases in revenue-based taxes associated with the declines in operating revenues described above. In addition, the decrease in general and administrative expenses from the three months ended June 30, 2013 to the same period in 2014 is primarily due to higher bad debt expense in the second quarter of 2013 as a result of temporary modifications to doubtful account policies in connection with delays in processing billing cycles.

c.    Nextel Mexico

	June 30, 2014	% of Nextel Mexico's Operating Revenues	June 30, 2013	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$353,954	96%	$492,650	98%	$(138,696)	(28)%	(25)%
Handset and accessory revenues	12,858	4%	10,047	2%	2,811	28%	34%
	366,812	100%	502,697	100%	(135,885)	(27)%	(24)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	129,647	35%	124,543	25%	5,104	4%	8%
Cost of handset and accessory sales	142,471	39%	162,538	32%	(20,067)	(12)%	(9)%
	272,118	74%	287,081	57%	(14,963)	(5)%	(2)%
Selling and marketing expenses	51,221	14%	80,810	16%	(29,589)	(37)%	(34)%
General and administrative expenses	92,587	25%	95,410	19%	(2,823)	(3)%	1%
Segment (losses) earnings	$(49,114)	(13)%	$39,396	8%	$(88,510)	(225)%	(230)%

Six Months Ended
Operating revenues
Service and other revenues	$727,247	97%	$993,657	98%	$(266,410)	(27)%	(24)%
Handset and accessory revenues	21,409	3%	23,054	2%	(1,645)	(7)%	(3)%
	748,656	100%	1,016,711	100%	(268,055)	(26)%	(23)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	254,480	34%	247,688	24%	6,792	3%	6%
Cost of handset and accessory sales	275,746	37%	291,068	29%	(15,322)	(5)%	(1)%
	530,226	71%	538,756	53%	(8,530)	(2)%	2%
Selling and marketing expenses	110,217	15%	152,435	15%	(42,218)	(28)%	(24)%
General and administrative expenses	169,867	22%	184,895	18%	(15,028)	(8)%	(4)%
Segment (losses) earnings	$(61,654)	(8)%	$140,625	14%	$(202,279)	(144)%	(146)%
Nextel Mexico represented 39% of our consolidated operating revenues in both the first half of 2014 and the first half of 2013, and comprised 31% of our consolidated subscriber base as of June 30, 2014 compared to 40% as of June 30, 2013.
Last year, Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by the insufficient capacity of Nextel Mexico's WCDMA network to handle the number of subscribers that migrated from service on our iDEN network to service on our WCDMA network, as well as the inability of our customer operations to respond to problems encountered by those subscribers. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico, which has made it more difficult for us to attract and retain subscribers. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, resulting in a 26% reduction in Nextel Mexico's ending subscriber base from June 30, 2013 to June 30, 2014.
Over the course of the last year, Nextel Mexico has experienced deteriorating financial and operational results due to these and other factors, including the economic and competitive environments in Mexico. As a result, Nextel Mexico's operating revenues decreased 27% and 26% on a reported basis for the three and six months ended June 30, 2014 compared to the same periods in 2013. On a constant currency basis, Nextel Mexico's service and other revenues decreased 25% and 24%, and its average revenue per subscriber decreased 2% and 3%, in the three and six month periods ended June 30, 2014 compared to the same periods in 2013 mostly resulting from migrations to lower rate service plans.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers, including improving its retail distribution channels, launching awareness campaigns to inform subscribers of the improvements to its WCDMA network and offering service plans designed to encourage subscribers' migration to new WCDMA handsets. Despite these efforts, the negative perception of our services in Mexico has continued to have an adverse impact on our ability to attract new customers or sell additional services to our existing customers and on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA network, which has resulted in further increases in subscriber deactivations and could result in further deactivations in the future. As a result of its smaller subscriber base, we expect that Nextel Mexico's service and other revenues for the year ending December 31, 2014 will be significantly lower than the amount reported in 2013.
The average value of the Mexican peso depreciated relative to the U.S. dollar by 4% for both the three and six months ended June 30, 2014 compared to the average values that prevailed during the same periods in 2013. As a result, the components of Nextel Mexico's results of operations for the three and six months ended June 30, 2014, after translation into U.S. dollars, reflect slightly lower revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not depreciated relative to the U.S. dollar.
Nextel Mexico’s segment earnings decreased $88.5 million, or 225%, and $202.3 million, or 144%, on a reported basis, and 230% and 146% on a constant currency basis, in the three and six months ended June 30, 2014 compared to the same periods in 2013, as a result of the following:

1.	Operating revenues

The $138.7 million, or 28%, and $266.4 million, or 27% decreases in service and other revenues on a reported basis, and 25% and 24% on a constant currency basis, in the three and six months ended June 30, 2014 compared to the same periods in 2013 are primarily due to the 26% reduction in Nextel Mexico's subscriber base from June 30, 2013 to June 30, 2014.

2.	Cost of revenues

Nextel Mexico's cost of revenues increased as a percentage of operating revenues from 57% and 53% during the three and six months ended June 30, 2013 to 74% and 71% during the three and six months ended June 30, 2014 primarily as a result of the significant year-over-year decline in operating revenues on both a reported basis and a constant currency basis that outpaced the reductions in cost of revenues.

3.	Selling and marketing expenses

The $29.6 million, or 37%, and $42.2 million, or 28%, decreases in selling and marketing expenses on a reported basis, and 34% and 24% decreases on a constant currency basis, in the three and six months ended June 30, 2014 compared to the same periods in 2013 are primarily the result of lower commissions paid to Nextel Mexico employees resulting from 28% and 27% decreases in gross subscriber additions in Mexico, as well as decreases in average commissions per gross subscriber addition.

4.	General and administrative expenses

The $15.0 million, or 8%, decrease in general and administrative expenses on a reported basis, and 4% decrease on a constant currency basis, in the six months ended June 30, 2014 compared to the same period in 2013 is primarily the result of lower customer care expenses associated with Nextel Mexico's smaller subscriber base and lower payroll costs related to fewer general and administrative personnel, partially offset by a reserve for certain loan receivables in the second quarter of 2014.

d.     Nextel Argentina

	June 30, 2014	% of Nextel Argentina's Operating Revenues	June 30, 2013	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$96,637	89%	$149,059	91%	$(52,422)	(35)%	—
Handset and accessory revenues	11,472	11%	14,902	9%	(3,430)	(23)%	18%
	108,109	100%	163,961	100%	(55,852)	(34)%	1%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	26,637	25%	41,343	25%	(14,706)	(36)%	(15)%
Cost of handset and accessory sales	16,562	15%	21,864	14%	(5,302)	(24)%	(22)%
	43,199	40%	63,207	39%	(20,008)	(32)%	(18)%
Selling and marketing expenses	12,318	11%	15,200	9%	(2,882)	(19)%	24%
General and administrative expenses	31,285	29%	43,712	26%	(12,427)	(28)%	10%
Segment earnings	$21,307	20%	$41,842	26%	$(20,535)	(49)%	49%

Six Months Ended
Operating revenues
Service and other revenues	$197,551	89%	$302,146	91%	$(104,595)	(35)%	—
Handset and accessory revenues	23,238	11%	28,839	9%	(5,601)	(19)%	23%
	220,789	100%	330,985	100%	(110,196)	(33)%	2%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	53,518	24%	81,436	25%	(27,918)	(34)%	(14)%
Cost of handset and accessory sales	32,671	15%	43,047	13%	(10,376)	(24)%	(22)%
	86,189	39%	124,483	38%	(38,294)	(31)%	(17)%
Selling and marketing expenses	23,464	11%	29,574	9%	(6,110)	(21)%	21%
General and administrative expenses	62,851	28%	82,745	25%	(19,894)	(24)%	16%
Segment earnings	$48,285	22%	$94,183	28%	$(45,898)	(49)%	34%
Nextel Argentina comprised 11% of our consolidated operating revenues in the first half of 2014 compared to 13% for the same period in 2013, and represented 21% of our total subscriber base as of June 30, 2014 compared to 19% as of June 30, 2013. A significant portion of Nextel Argentina's subscriber base as of June 30, 2014 represented subscribers who are utilizing prepaid service plans that generate lower average monthly revenues per subscriber unit. Nextel Argentina generated a segment earnings margin of 22% in the first half of 2014 compared to 28% in the first half of 2013. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future periods. The higher inflation rate has affected revenues and costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by some of its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate during the first half of 2014 compared to the same period in 2013 as its customers were targeted by competitors’ aggressive offers that include a broader range of services that are supported by competitors' WCDMA networks.
The average value of the Argentine peso for the three and six months ended June 30, 2014 depreciated relative to the U.S. dollar by 54% and 53% compared to the average values that prevailed during the same periods in 2013. As a result, the components of Nextel Argentina's results of operations for the three and six months ended June 30, 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further devaluation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings decreased $20.5 million, or 49%, and $45.9 million, or 49%, on a reported basis in the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily as a result of the significant depreciation in the value of the Argentine peso relative to the U.S. dollar. On a constant currency basis, Nextel Argentina's segment earnings increased 49% and 34% on a constant currency basis in the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily as a result of lower interconnect costs.

e.    Chile and Corporate

	June 30, 2014	June 30, 2013	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$16,760	$14,149	$2,611	18%
Handset and accessory revenues	876	1,266	(390)	(31)%
	17,636	15,415	2,221	14%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	18,339	22,265	(3,926)	(18)%
Cost of handset and accessory sales	5,167	9,585	(4,418)	(46)%
	23,506	31,850	(8,344)	(26)%
Selling and marketing expenses	9,411	13,653	(4,242)	(31)%
General and administrative expenses	57,965	59,452	(1,487)	(3)%
Segment losses	$(73,246)	$(89,540)	$16,294	(18)%

Six Months Ended
Operating revenues
Service and other revenues	$31,482	$27,459	$4,023	15%
Handset and accessory revenues	1,410	13,989	(12,579)	(90)%
	32,892	41,448	(8,556)	(21)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	36,139	40,915	(4,776)	(12)%
Cost of handset and accessory sales	9,822	27,007	(17,185)	(64)%
	45,961	67,922	(21,961)	(32)%
Selling and marketing expenses	19,057	26,899	(7,842)	(29)%
General and administrative expenses	112,064	120,623	(8,559)	(7)%
Segment losses	$(144,190)	$(173,996)	$29,806	(17)%
For the three and six months ended June 30, 2014 and 2013, the operating revenues and cost of revenues included in this discussion primarily represent the results of operations reported by Nextel Chile. During 2012, we began offering services on a WCDMA network in Chile, which is enabling us to offer new and differentiated services to a larger base of potential subscribers.
Segment losses decreased $16.3 million, or 18%, and $29.8 million, or 17%, in the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to $4.4 million, or 46%, and $17.2 million, or 64%, decreases in cost of handset and accessory sales and $4.2 million, or 31%, and $7.8 million, or 29%, decreases in selling and marketing expenses, mostly related to lower gross subscriber additions in Chile. The decrease in segment losses is also the result of decreases in general and administrative expenses largely resulting from fewer general and administrative personnel and lower information technology costs in both Chile and at the corporate level.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of June 30, 2014, we had a working capital deficit, which is defined as total current assets less total current liabilities, of $4,888.7 million, as a result of the reclassification of the balances of our senior notes, local bank loans in Brazil and our equipment financing facilities in Brazil and Mexico as current liabilities in our condensed consolidated balance sheet. As of December 31, 2013, our working capital was $1,461.6 million. As of June 30, 2014, our working capital included $814.0 million in cash and cash equivalents, of which $9.1 million was held by Nextel Brazil, $126.1 million was held by Nextel Mexico, $10.0 million was held by Nextel Chile and $339.2 million was held by NIIT. Approximately $128.4 million in cash and cash equivalents was held by Nextel Argentina, the majority of which is denominated in Argentine pesos and remains subject to Argentina’s foreign currency controls and to fluctuations in foreign currency exchange rates. In addition, as of June 30, 2014, $196.5 million of our cash and cash equivalents was held in currencies other than U.S. dollars, with 37% of that amount held in Mexican pesos and 54% of that amount held in Argentine pesos. As of June 30, 2014, our working capital also included $132.6 million in short-term investments, which was held in Brazilian reais. In addition, as of June 30, 2014, we had a $115.0 million deposit securing certain performance bonds relating to our obligations to deploy our spectrum in Brazil, which is recorded as a long-term other asset in our condensed consolidated balance sheet. A substantial portion of our cash and cash equivalents is held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar.

Our current sources of funding include our cash, cash equivalent and short-term investment balances and anticipated future cash flows from our operations.
Cash Flows

	Six Months Ended June 30,		Change
	2014	2013
	(in thousands)
Cash and cash equivalents, beginning of period	$1,733,783	$1,371,173	$362,610
Net cash used in operating activities	(803,049)	(40,306)	(762,743)
Net cash used in investing activities	(56,962)	(647,818)	590,856
Net cash (used in) provided by financing activities	(24,401)	821,488	(845,889)
Effect of exchange rate changes on cash and cash equivalents	(35,348)	(18,156)	(17,192)
Change in cash and cash equivalents held for sale	—	(23,127)	23,127
Cash and cash equivalents, end of period	$814,023	$1,463,254	$(649,231)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $803.0 million of cash in our operating activities during the first half of 2014, a $762.7 million increase from the same period in 2013, primarily due to increased operating losses, $125.5 million related to the prepayment of certain costs associated with our roaming arrangements with Telefonica in Brazil and Mexico, higher interest expense related to the senior notes we issued in 2013 and higher investments in next generation handsets, including smartphones in Brazil and Mexico.

We used $57.0 million of cash in our investing activities during the first half of 2014, primarily due to $386.0 million in cash capital expenditures and a $115.0 million deposit to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, partially offset by $497.8 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $647.8 million of cash in our investing activities during the first half of 2013, primarily due to $408.8 million in cash capital expenditures and $153.7 million in net purchases of investments.

We used $24.4 million of cash in our financing activities during the first half of 2014, primarily due to $38.5 million in repayments of bank loans and other borrowings, partially offset by $14.2 million in borrowings under our equipment financing facilities. Our financing activities provided us with $821.5 million of cash during the first half of 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, partially offset by $621.8 million used to repay our bank loan in Mexico and one of our bank loans in Brazil and $37.4 million to repay our import financing loans in Brazil.

Future Capital Needs and Resources
Over the course of the last two years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results over the course of the last year, and, as a result, we ended the second quarter of 2014 with a significantly smaller subscriber and revenue base than existed at the end of the second quarter of 2013. While we are continuing to invest in the future of our business, based on our spending plans, we currently expect our investments in capital expenditures for the remainder of 2014, including our investments in our networks, will be lower than the levels of those investments in 2013. Additionally, based on our current level of debt, we are required to pay cash interest in excess of $550.0 million annually.
These conditions, and their impact on our liquidity, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to generate sufficient growth in our operating revenues and operating cash flows to meet our financial obligations beyond early 2015, as well as our ability to continue as a going concern, despite our implementation of measures designed to conserve cash and reduce operating expenses and capital expenditures in 2014. In response to these circumstances, we have retained financial advisers to assist us in evaluating both potential strategic alternatives and the feasibility of recapitalizing our balance sheet, engaged in discussions with a number of parties interested in acquiring some or all of our assets and engaged in discussions with holders of, and representatives of certain holders of, the senior notes issued by NII Capital Corp. and NIIT regarding the potential terms on which the obligations evidenced by those senior notes could be restructured, including by exchanging all or a portion of the senior notes for common stock or other equity interests. See “— Business Update” and “— Future Outlook, Liquidity Plans and Going Concern” for further information.
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating companies and external financial sources.
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
Due to our recent and projected results of operations and other factors, our access to the capital markets is likely to be limited or nonexistent. See “Item 1A. Risk Factors — 5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations.” in our annual report on Form 10-K for the year ended December 31, 2013.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing networks and the planned deployment of LTE upgrades;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

As a result of our noncompliance with certain financial covenants described below, we reclassified the principal amount outstanding under each series of our senior notes, our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil as current liabilities in our condensed consolidated balance sheet as of June 30, 2014. Other than this reclassification, during the three and six months ended June 30, 2014, there were no material changes to our total contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2013.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $240.5 million for the first half of 2014 and $370.7 million for the first half of 2013.
In light of the liquidity issues we face, we have begun reducing operating expenses and reducing our investments in capital expenditures, including scaling back our network development and deployment efforts, and we expect to continue to reduce these expenses for at least the remainder of 2014.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to deploy our WCDMA networks and our planned LTE upgrades;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

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
Future Outlook, Liquidity Plans and Going Concern.  As of June 30, 2014, our current sources of funding included $814.0 million in cash and cash equivalents and $132.6 million in short-term investments.
As discussed above, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks and the increased costs to support both of our networks. These factors had a significant negative impact on our results over the course of the last year, and as a result, we ended the second quarter of 2014 with a significantly smaller subscriber and revenue base than existed at the end of the second quarter of 2013. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, with a smaller subscriber base in Mexico and Brazil, absent changes to our outlook, it is probable that we will not be able to generate sufficient growth in our operating revenues and operating cash flows to meet our financial obligations beyond early 2015. These conditions, and their impact on our liquidity, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. As a result, as described in more detail in the “Business Update,” we have retained financial advisers to assist us in evaluating both potential strategic alternatives and the feasibility of recapitalizing our balance sheet.
Moreover, because of the combined impact of our recent and projected results of operations, our noncompliance with certain financial covenants, our non-investment grade credit rating, restrictions in our current debt and/or general conditions in the financial and credit markets, if available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Additionally, the urgency of a capital-raising transaction may require us to pursue funding at an inopportune time. We may not be successful in obtaining capital for these or other reasons. If we fail to obtain suitable financing when it is required, it could, among other things, negatively impact our results of operations and liquidity, result in our inability to implement our current or future business plans, and prevent us from meeting our debt service obligations.
To meet our funding needs in 2014, we expect operating cash flows to improve in the second half of 2014, and we intend to continue reducing our investment in capital expenditures, including our investments in our networks, below the level we invested in 2013. Our current business plan assumes that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA network in Brazil. We also assume that we will be able to stabilize our business in Mexico and achieve a partial reversal of the subscriber loss trends we have experienced recently. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that we will be able to achieve these results.
In making the assessment of our funding needs under our current business plans and the adequacy of our current sources of funding for 2014, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	expected cash flows from our operations;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•
the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our deployment of WCDMA networks and our planned deployment of LTE upgrades in certain markets;

•	our scheduled debt service and other contractual obligations; and

•	cash income and other taxes.
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if our plans change;

•
if we are not able to comply with certain financial covenants in our existing debt obligations and if the lenders accelerate payment under any of our obligations (see "Maintenance Covenants Under Financing Agreements and Senior Note Default Notice" below);

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

Maintenance Covenants Under Financing Agreements and Senior Note Default Notice. As a result of the negative impact of the factors discussed above on our results of operations, as of June 30, 2014, we were not in compliance with certain financial covenants in our existing debt obligations. Each of our equipment financing facilities in Brazil and Mexico, as well as our bank loans in Brazil, requires that we meet certain financial covenants semiannually, calculated as of June 30 and December 31 of each year. In June 2014, the lender under the equipment financing facilities in Brazil and Mexico waived the requirement that we comply with the financial covenants under those facilities for the June 30, 2014 measurement date. As of June 30, 2014, we had $713.0 million principal amount outstanding under these equipment financing facilities. Because we expect that, absent another waiver or amendment, we will be unable to meet the financial covenants in these equipment financing facilities as of the next compliance date at December 31, 2014, we classified the principal amounts outstanding under these facilities as current liabilities in our condensed consolidated balance sheet as of June 30, 2014. There is no guarantee that the lender of our equipment financing facilities will provide additional waivers or agree to amendments to those facilities that would address our failure to comply with the financial covenants. In addition, under the terms of the waivers that we received, we are currently not permitted to borrow the additional amounts that were available under these facilities at the time the waiver was granted, and it is uncertain whether we will be permitted to borrow those amounts in the future.

As of June 30, 2014, we were also not in compliance with the net debt financial covenants included in Nextel Brazil's local bank loans. Compliance certifications are due to the local banks on August 15, 2014. Unless we obtain a waiver of the noncompliance or an amendment to the terms of the related agreements, after the passage of the applicable grace period, the respective lenders under those arrangements will have the right to declare that an event of default has occurred under the terms of the related agreements. As of June 30, 2014, Nextel Brazil had $443.1 million principal amount outstanding under these local bank loans. As a result of the failure to satisfy the financial covenants, we classified the principal amounts outstanding under these local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2014.

We are engaged in discussions with the lenders under each of our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil with respect to potential waivers and amendments to the terms of the related agreements that would address the financial covenant compliance issues discussed above, as well as our liquidity issues. There can be no assurance that these discussions will result in waivers or amendments or that the consequences of any of the current or potential defaults or events of default will be avoided. If the debt under any of these agreements were to be accelerated by the lenders, the repayment would have a significant negative impact on our liquidity and would further intensify the liquidity issues we face, and the holders of 25%

of each series of senior notes issued by NII Capital Corp. and NIIT would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of June 30, 2014, we had approximately $4.4 billion principal amount of senior notes outstanding. Based on the facts and circumstances discussed above, we classified the balance of our senior notes as a current liability in our condensed consolidated balance sheet as of June 30, 2014.

We believe we are currently in compliance with the indentures governing our senior notes. However, a holder of more than 25% of our 8.875% senior notes, issued by NII Capital Corp. and due December 15, 2019, has provided a notice of default in connection with these notes. We believe that the allegations contained in the notice are without merit. In addition, on June 18, 2014, we entered into a forbearance agreement with certain holders of the senior notes issued by NII Capital Corp. and NIIT, including the holder that previously provided the notice of default, pursuant to which the holders have agreed during the forbearance period not to take any action with respect to our senior notes or indentures. The forbearance period ends on August 15, 2014 or earlier should certain specified events occur. See Note 6 to our condensed consolidated financial statements for more information.

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

Intercompany Transactions. In the past, we have entered into intercompany loans with some of our subsidiaries for cash management purposes. As of June 30, 2014, these long-term intercompany loans included $2.7 billion principal amount, plus accrued interest, owed by the parent company to NII Capital Corp. and $644.0 million principal amount, plus accrued interest, owed by NIIT to NII Capital Corp. These intercompany loans also included $1,123.3 million principal amount, plus accrued interest, owed by Nextel Brazil to NIIT and $151.0 million principal amount, plus accrued interest, owed by Nextel Chile to NIIT, both of which are eliminated within the non-guarantor subsidiaries column in the condensed consolidating balance sheets included in Note 11 to our condensed consolidated financial statements. In some instances, these intercompany obligations are subordinated to other third-party obligations of the borrower. We also have intercompany agreements in place to transfer costs and expenses paid by one entity on behalf of others, including intercompany management, royalty and equity recharge agreements. As of June 30, 2014, approximately $198.0 million in intercompany payables were due to the parent company and one of our corporate subsidiaries pursuant to these agreements.

Effect of New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued new authoritative guidance surrounding revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new authoritative guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the new revenue recognition guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
On April 10, 2014, the FASB issued new authoritative guidance surrounding discontinued operations and disclosures of components of an entity, which updates the definition of discontinued operations. Going forward only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operations and financial results will be reported as discontinued operations in a company's financial statements. The new standard is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and early adoption is permitted. We intend to adopt this standard in the first quarter of 2015.

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
We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part I, Item 1A. "Risk Factors” of our annual report on Form 10-K. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•
beliefs and assumptions regarding our ability to continue as a going concern, including our ability to successfully identify and execute one or more strategic transactions or a restructuring that addresses our liquidity issues;

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

During the three and six months ended June 30, 2014, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2013.

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
As of June 30, 2014, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. The Company and the named individuals intend to vigorously defend themselves in this matter.
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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 28, 2014 except to update "Item 1A. Risk Factors. 1.b. We could be in violation of one or more of our financing arrangements if we do not significantly improve our operating cash flows or otherwise address any failure to comply with such arrangements" provided below.

1.b.	In the absence of an amendment or waiver to one or more of our financing arrangements, we will be in violation of certain financial covenants under such arrangements.

Each of our equipment financing arrangements for Nextel Brazil and Nextel Mexico, as well as our bank loans in Brazil, requires that we meet certain financial covenants semiannually, calculated as of June 30 and December 31 of each year. As of June 30, 2014, absent a waiver provided by the lender under our equipment financing facilities in Brazil and Mexico for the June 30, 2014 measurement date, we would have been unable to satisfy certain financial covenants under these facilities and were unable to satisfy the financial covenants included in Nextel Brazil's local bank loans. As of June 30, 2014, we had $713.0 million principal amount outstanding under these equipment financing facilities and Nextel Brazil had $443.1 million principal amount outstanding under these bank loans.

If we are unable to obtain a waiver or amendment to the terms of our bank loans in Brazil prior to the due date of the compliance certifications on August 15, 2014 and the passage of any applicable grace period, or if we are unable to obtain additional waivers or amendments or to otherwise address the noncompliance under our equipment financing facilities prior to the next compliance date at December 31, 2014, a default or acceleration of the debt under those agreements could occur. If the debt under any of these agreements were to be accelerated, the holders of 25% of each series of senior notes issued by NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, would have the right to declare that an event of default has occurred under the related indentures and could then require the immediate repayment of all borrowings represented by the senior notes. As of June 30, 2014, we had approximately $4.4 billion principal amount of senior notes outstanding.

There can be no assurance that we will be able to negotiate such amendments or waivers on reasonable terms or at all. If we are required to repay these borrowings, we are unlikely to have sufficient funds available to do so, making it necessary for us to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in order to implement a restructuring of our obligations. If we find it necessary to seek bankruptcy protection, our equity holders would lose all or substantially all of their investment.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2014 - April 30, 2014	105,152	(1)	$0.95	105,152
May 1, 2014 - May 31, 2014	223	(1)	0.70	223
June 1, 2014 - June 30, 2014	—		—	—
Total	105,375	(1)	0.95	105,375	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.     Exhibits

Exhibit Number	Exhibit Description

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1*	Agreement of Resignation, Appointment and Acceptance, dated as of June 19, 2014, by and among NII Capital Corp., Wilmington Savings Fund Society, FSB and Wilmington Trust Company.
99.2*	Agreement of Resignation, Appointment and Acceptance, dated as of July 17, 2014, by and among NII Capital Corp., U.S. Bank National Association and Wilmington Savings Fund Society, FSB.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ESTEBAN NARANJO

Esteban Naranjo
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: August 11, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1*	Agreement of Resignation, Appointment and Acceptance, dated as of June 19, 2014, by and among NII Capital Corp., Wilmington Savings Fund Society, FSB and Wilmington Trust Company.
99.2*	Agreement of Resignation, Appointment and Acceptance, dated as of July 17, 2014, by and among NII Capital Corp., U.S. Bank National Association and Wilmington Savings Fund Society, FSB.
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.