Form 10-Q
period 2014-09-30
NII HOLDINGS INC
filed 2014-11-10
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 3, 2014
Common Stock, $0.001 par value per share	172,363,259

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	September 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$641,502	$1,730,335
Short-term investments	98,271	585,760
Accounts receivable, less allowance for doubtful accounts of $59,658 and $54,531	468,465	511,406
Handset and accessory inventory	264,412	336,620
Deferred income taxes, net	84,718	127,395
Prepaid expenses and other	453,895	397,574
Assets related to discontinued operations	—	59,096
Total current assets	2,011,263	3,748,186
Property, plant and equipment, net	2,801,283	3,337,545
Intangible assets, net	909,570	980,369
Deferred income taxes, net	9,810	26,713
Other assets	513,744	477,306
Assets related to discontinued operations	—	109,835
Total assets	$6,245,670	$8,679,954

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$190,094	$346,128
Accrued expenses and other	548,885	959,059
Deferred revenues	100,526	127,782
Current portion of long-term debt	1,120,272	96,839
Deposits related to 2013 sale of towers	317,606	720,013
Liabilities related to discontinued operations	—	36,769
Total current liabilities	2,277,383	2,286,590
Long-term debt	318,948	5,696,632
Deferred revenues	—	11,238
Deferred income tax liabilities	77,274	108,991
Other long-term liabilities	247,768	215,790
Liabilities related to discontinued operations	—	5,326
Total liabilities not subject to compromise	2,921,373	8,324,567
Liabilities subject to compromise (Note 2)	4,598,590	—
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 600,000 shares authorized, 172,363 shares issued and outstanding — 2014, 172,105 shares issued and outstanding — 2013	172	172
Paid-in capital	1,517,751	1,507,899
Accumulated deficit	(1,639,444)	(196,607)
Accumulated other comprehensive loss	(1,152,772)	(956,077)
Total stockholders’ (deficit) equity	(1,274,293)	355,387
Total liabilities and stockholders’ (deficit) equity	$6,245,670	$8,679,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating revenues
Service and other revenues	$864,103	$1,039,767	$2,641,339	$3,511,094
Handset and accessory revenues	62,624	45,866	193,150	136,705
	926,727	1,085,633	2,834,489	3,647,799
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	320,860	344,549	989,213	1,095,735
Cost of handset and accessory sales	218,998	209,487	749,040	635,525
Selling, general and administrative	406,162	460,977	1,305,737	1,443,016
Impairment and restructuring charges	98,092	21,341	128,320	147,020
Gain on sale of towers (Note 7)	(75,441)	—	(75,441)	—
Depreciation	147,036	161,179	454,645	492,979
Amortization	23,920	15,989	58,718	46,463
	1,139,627	1,213,522	3,610,232	3,860,738
Operating loss	(212,900)	(127,889)	(775,743)	(212,939)
Other expense
Interest expense, net	(130,292)	(134,917)	(390,858)	(382,275)
Interest income	13,495	9,265	46,333	24,743
Foreign currency transaction losses, net	(63,002)	(6,117)	(48,976)	(74,820)
Other income (expense), net	943	4,490	(2,054)	(8,610)
	(178,856)	(127,279)	(395,555)	(440,962)
Loss from continuing operations before reorganization items and income tax provision	(391,756)	(255,168)	(1,171,298)	(653,901)
Reorganization items (Note 2)	(58,579)	—	(58,579)	—
Income tax provision	(6,418)	(4,339)	(40,129)	(74,727)
Net loss from continuing operations	(456,753)	(259,507)	(1,270,006)	(728,628)
Income (loss) from discontinued operations, net of income taxes	13,306	(40,434)	(172,831)	(175,168)
Net loss	$(443,447)	$(299,941)	$(1,442,837)	$(903,796)

Net loss from continuing operations per common share, basic and diluted	$(2.65)	$(1.51)	$(7.37)	$(4.23)
Net income (loss) from discontinued operations per common share, basic and diluted	0.08	(0.23)	(1.01)	(1.02)
Net loss per common share, basic and diluted	$(2.57)	$(1.74)	$(8.38)	$(5.25)

Weighted average number of common shares outstanding, basic and diluted	172,363	172,438	172,256	172,116

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(216,109)	$(20,129)	$(163,106)	$(218,306)
Reclassification adjustment for sale of Nextel Chile	(33,885)	—	(33,885)	—
Other	430	4,231	296	439
Other comprehensive loss	(249,564)	(15,898)	(196,695)	(217,867)
Net loss	(443,447)	(299,941)	(1,442,837)	(903,796)
Total comprehensive loss	$(693,011)	$(315,839)	$(1,639,532)	$(1,121,663)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
For the Nine Months Ended September 30, 2014
(in thousands)
Unaudited

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2014	172,105	$172	$1,507,899	$(196,607)	$(956,077)	$355,387
Net loss	—	—	—	(1,442,837)	—	(1,442,837)
Other comprehensive loss	—	—	—	—	(196,695)	(196,695)
Share-based compensation activity	258	—	9,852	—	—	9,852
Balance, September 30, 2014	172,363	$172	$1,517,751	$(1,639,444)	$(1,152,772)	$(1,274,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2014 and 2013 (in thousands) Unaudited

	2014	2013

Cash flows from operating activities:
Net loss	$(1,442,837)	$(903,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	172,831	175,168
Reorganization items, net	56,829	—
Amortization of debt discount and financing costs	15,072	23,788
Depreciation and amortization	513,363	539,442
Provision for losses on accounts receivable	95,813	73,002
Foreign currency transaction losses, net	48,976	74,820
Impairment charges, restructuring charges and losses on disposals of fixed assets	72,583	142,792
Deferred income tax provision	21,975	38,172
Share-based payment expense	11,575	27,628
Gain on sale of towers	(75,441)	—
Other, net	30,771	46,735
Change in assets and liabilities:
Accounts receivable	(70,261)	(53,617)
Handset and accessory inventory	48,576	(98,088)
Prepaid expenses and other	(119,425)	(18,781)
Other long-term assets	(118,861)	(31,784)
Accounts payable, accrued expenses and other	4,871	(6,856)
Total operating cash (used in) provided by continuing operations	(733,590)	28,625
Total operating cash used in discontinued operations	(62,583)	(131,342)
Net cash used in operating activities	(796,173)	(102,717)
Cash flows from investing activities:
Capital expenditures	(514,195)	(513,132)
Purchases of long-term and short-term investments	(1,331,015)	(1,772,379)
Proceeds from sales of long-term and short-term investments	1,848,594	1,619,551
Change in restricted cash and escrow accounts	(157,237)	(17,351)
Payments for purchases of licenses and other	(2,834)	(41,929)
Total investing cash used in continuing operations	(156,687)	(725,240)
Total investing cash (used in) provided by discontinued operations	(13,999)	237,874
Net cash used in investing activities	(170,686)	(487,366)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	1,600,000
Borrowings under equipment financing facilities and other	14,590	110,202
Repayments under capital leases, equipment financing and other	(98,457)	(714,021)
Other, net	(632)	(19,483)
Total financing cash (used in) provided by continuing operations	(84,499)	976,698
Total financing cash used in discontinued operations	—	(152,967)
Net cash (used in) provided by financing activities	(84,499)	823,731
Effect of exchange rate changes on cash and cash equivalents	(40,923)	(38,501)
Change in cash and cash equivalents related to discontinued operations	3,448	10,407
Net (decrease) increase in cash and cash equivalents	(1,088,833)	205,554
Cash and cash equivalents, beginning of period	1,730,335	1,364,953
Cash and cash equivalents, end of period	$641,502	$1,570,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC, and in accordance with the requirements of reorganization accounting. See Note 2 for more information. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated financial statements contained in our quarterly reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Note 2.	Chapter 11 Proceedings

Overview.

On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NII International Telecom S.C.A., or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. On October 8, 2014, four additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.

Under Chapter 11, we are permitted to continue to operate our business and manage our properties in the ordinary course of business without prior approval from the Bankruptcy Court. Transactions outside the ordinary course of business proposed to be undertaken by any of the debtors, including certain types of capital expenditures, as well as certain sales of assets, certain requests for additional financings and certain other arrangements, including material changes to agreements and employee compensation arrangements, require approval by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will grant any requests for such approvals. On October 14, 2014, the Bankruptcy Court issued a final order permitting us to pay pre-petition salaries, wages and benefits to all of our employees and authorized the payment of certain other pre-petition claims, in limited circumstances, to avoid undue disruption to our operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The circumstances leading to our decision to seek relief under Chapter 11 and their impact on our business, including on our liquidity, in combination with the impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. See Note 7 for more information on financial covenants. These condensed consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described herein.

Liabilities Subject to Compromise.

We have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of our reorganization in the Chapter 11 proceedings and have classified these items as liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities of the debtors, as well as all pending litigation against the debtors, are stayed while we are subject to the Chapter 11 proceedings. The ultimate amount of and settlement terms for these types of liabilities will be subject to the claims resolution processes in the Chapter 11 cases and the terms of any plan of reorganization confirmed by the Bankruptcy Court in the Chapter 11 cases. Only those liabilities that are obligations of the debtors (and not the obligations of our operating subsidiaries that are not debtors in the Chapter 11 cases) are included in liabilities subject to compromise. These liabilities subject to compromise may vary significantly from the stated amounts of claims filed with the Bankruptcy Court.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on the decisions of the Bankruptcy Court in the Chapter 11 cases, further developments with respect to potential disputed claims and/or determination as to the value of any collateral securing claims or other events. Further, additional claims may arise subsequent to the Chapter 11 filing date resulting from the rejection of executory contracts and from a determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts.

We report interest expense incurred subsequent to our Chapter 11 filing date only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms, if any, has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. As a result, we have not accrued interest that we believe is not probable of being treated as an allowed claim in the Chapter 11 cases. As a result, during the three and nine months ended September 30, 2014, we did not accrue interest aggregating $18.2 million on our NII Capital Corp. and NIIT senior notes subsequent to our Chapter 11 filing date.

As of September 30, 2014, we classified the entire principal balance of our NII Capital Corp. and NIIT senior notes, as well as interest that was accrued and due but unpaid prior to our Chapter 11 filing date, as liabilities subject to compromise in accordance with the requirements of reorganization accounting since these notes are obligations of debtor entities. The components of our liabilities subject to compromise are as follows (in thousands):

September 30, 2014
7.625% Capital Corp. senior notes due 2021	$1,450,000
8.875% Capital Corp. senior notes due 2019	500,000
10.0% Capital Corp. senior notes due 2016	800,000
7.875% NII International Telecom S.C.A. senior notes due 2019	700,000
11.375% NII International Telecom S.C.A. senior notes due 2019	900,000
Total debt subject to compromise	4,350,000
Accrued interest on debt subject to compromise	203,621
Accounts payable	2,299
Accrued expenses and other	42,670
Total liabilities subject to compromise	$4,598,590

Reorganization Items.

We classify all income, expenses, gains or losses that are incurred or realized as a result of the commencement of the Chapter 11 cases as reorganization items in our condensed consolidated statements of comprehensive loss. In addition, we report professional fees and related costs associated with and incurred during the Chapter 11 cases as reorganization items. We also reclassify interest income earned by the debtors that would not have been earned but for our Chapter 11 filing as reorganization items. During the third quarter of 2014, we wrote off $8.6 million in net unamortized discounts and premiums, as well as $48.2 million in unamortized financing costs related to all series of our NII Capital Corp. and NIIT senior notes, both of which are included as reorganization items in our condensed consolidated statements of comprehensive loss. We also recognized an immaterial amount of professional fees and other costs related to our Chapter 11 filing as reorganization items in our statements of comprehensive loss.

In accordance with the requirements of reorganization accounting, the following are condensed combined financial statements of the debtor entities:

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED BALANCE SHEET (in thousands)

September 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$352,302
Short-term intercompany receivables	122,321
Accounts receivable, prepaid expenses and other	17,535
Total current assets	492,158
Property, plant and equipment, net	52,642
Intangible assets, net	18,000
Investments in and advances to non-debtor subsidiaries	1,095,058
Long-term intercompany receivables	1,671,559
Other assets	20,683
Total assets	$3,350,100
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$1,401
Accrued expenses and other	3,271
Total current liabilities	4,672
Other long-term liabilities	11,311
Total liabilities not subject to compromise	15,983
Liabilities subject to compromise	4,598,590
Intercompany liabilities subject to compromise	9,820
Total liabilities	4,624,393
Total stockholders’ deficit	(1,274,293)
Total liabilities and stockholders’ deficit	$3,350,100
_______________________________________

(1)
As of September 30, 2014, the subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking relief under Chapter 11 were Nextel International Services, Ltd., NII Capital Corp., NII Aviation, Inc., NII Funding Corp., NII Global Holdings, Inc., NII International Telecom S.C.A., NII International Holdings S.à r.l. and NII International Services S.à r.l. On October 8, 2014, four additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11. The condensed combined balance sheet above includes only those entities that were subject to Chapter 11 proceedings as of September 30, 2014.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014

Operating revenues	$102	$253
Operating expenses
Selling, general and administrative	37,150	131,053
Impairment and restructuring charges	43,392	60,827
Management fee and other	(13,523)	(43,596)
Depreciation and amortization	4,167	15,315
	71,186	163,599
Operating loss	(71,084)	(163,346)
Other expense
Interest expense, net	(84,586)	(288,086)
Intercompany interest expense	—	(53)
Interest income	75	876
Intercompany interest income	9,598	24,661
Equity in losses of non-debtor subsidiaries	(240,490)	(965,195)
Other income, net	1,619	6,885
	(313,784)	(1,220,912)
Loss before reorganization items and income tax provision	(384,868)	(1,384,258)
Reorganization items	(58,579)	(58,579)
Income tax provision	—	—
Net loss	$(443,447)	$(1,442,837)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(216,109)	$(163,106)
Reclassification adjustment for sale of Nextel Chile	(33,885)	(33,885)
Other	430	296
Other comprehensive loss	(249,564)	(196,695)
Net loss	(443,447)	(1,442,837)
Total comprehensive loss	$(693,011)	$(1,639,532)
_______________________________________

(1)
As of September 30, 2014, the subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking relief under Chapter 11 were Nextel International Services, Ltd., NII Capital Corp., NII Aviation, Inc., NII Funding Corp., NII Global Holdings, Inc., NII International Telecom S.C.A., NII International Holdings S.à r.l. and NII International Services S.à r.l. On October 8, 2014, four additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11. The condensed combined statements of comprehensive loss above includes only those entities that were subject to Chapter 11 proceedings as of September 30, 2014.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2014 (in thousands)

2014

Cash flows from operating activities:
Net loss	$(1,442,837)
Adjustments to reconcile net loss to net cash used in operating activities	1,113,153
Net cash used in operating activities	(329,684)
Cash flows from investing activities:
Capital expenditures	(7,398)
Proceeds from sales of fixed assets	32,390
Proceeds from sales of long-term and short-term investments	198,007
Intercompany long-term loans	(517,000)
Investments in and advances to non-debtor subsidiaries	(124,450)
Transfers from restricted cash	10,000
Net cash used in investing activities	(408,451)
Cash flows from financing activities:
Repayments under capital lease and other	(42,414)
Other, net	(396)
Net cash used in financing activities	(42,810)
Net decrease in cash and cash equivalents	(780,945)
Cash and cash equivalents, beginning of period	1,133,247
Cash and cash equivalents, end of period	$352,302
_______________________________________

(1)
As of September 30, 2014, the subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking relief under Chapter 11 were Nextel International Services, Ltd., NII Capital Corp., NII Aviation, Inc., NII Funding Corp., NII Global Holdings, Inc., NII International Telecom S.C.A., NII International Holdings S.à r.l. and NII International Services S.à r.l. On October 8, 2014, four additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11. The condensed combined statement of cash flows above includes only those entities that were subject to Chapter 11 proceedings as of September 30, 2014.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Supplemental Financial Statement Information
Accumulated Other Comprehensive Loss. As of September 30, 2014 and December 31, 2013, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Cumulative foreign currency translation adjustment	$(1,148,262)	$(951,271)
Other	(4,510)	(4,806)
	$(1,152,772)	$(956,077)

During the third quarter of 2014, we reclassified $33.9 million of accumulated other comprehensive income to income (loss) from discontinued operations in connection with the sale of Nextel Chile. See Note 4 for more information on this sale.

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$514,195	$513,132
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(219,045)	75,943
	$295,150	$589,075
Interest costs
Interest expense, net	$390,858	$382,275
Interest capitalized	30,160	64,433
	$421,018	$446,708
For the nine months ended September 30, 2014, we had $157.8 million in non-cash financing primarily related to capital lease obligations recognized in Mexico in connection with the leaseback of communication towers and borrowings under our equipment financing facility in Mexico. For the nine months ended September 30, 2013, we had $145.1 million in non-cash financing, primarily related to borrowings under our equipment financing facility in Mexico and co-location capital lease obligations on our communication towers in Brazil and Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and nine months ended September 30, 2014, we recognized $29.5 million and $90.5 million, respectively, in revenue-based taxes and other excise taxes. For the three and nine months ended September 30, 2013, we recognized $36.9 million and $130.0 million, respectively, in revenue-based taxes and other excise taxes.
Net Loss Per Common Share, Basic and Diluted.  As presented for the three and nine months ended September 30, 2014 and 2013, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive to our net loss per common share for those periods. For the three and nine months ended September 30, 2014, we did not include 9.4 million or 8.8 million stock options, respectively, and 1.2 million in restricted stock for both periods, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods. For the three and nine months ended September 30, 2013, we did not include 12.8 million or 12.3 million stock options, respectively, and 3.4 million or 2.4 million in restricted stock, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.   In May 2014, the Financial Accounting Standards Board, or the FASB, issued new authoritative guidance surrounding revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new authoritative guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the process of evaluating the effect that the new revenue recognition guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2014, the FASB issued new authoritative guidance surrounding discontinued operations and disclosures of components of an entity, which updates the definition of discontinued operations. Going forward only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operations and financial results will be reported as discontinued operations in a company's financial statements. The new standard is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and early adoption is permitted. We intend to adopt this standard in the first quarter of 2015. We do not expect the adoption of this standard to have a material impact on our financial statements.
In August 2014, the FASB issued new authoritative guidance surrounding the evaluation and disclosures of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements.  The new standard is effective for periods beginning after December 15, 2016. We intend to adopt this standard in the first quarter of 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

Note 4.	Discontinued Operations

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., a sociedad anonima existing under the laws of the Oriental Republic of Uruguay, a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

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

In connection with the sale of Nextel Chile and Nextel Peru, we have reported the results of these operating companies as discontinued operations in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Chile's and Nextel Peru's results of operations for all periods presented to reflect Nextel Chile and Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Chile and Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$7,391	$55,415	$38,596	$248,846
Operating expenses	(16,754)	(94,416)	(228,578)	(395,118)
Other expense, net	(8,519)	(38)	(19,990)	(25,341)
Loss before income tax provision	(17,882)	(39,039)	(209,972)	(171,613)
Income tax provision	—	—	—	(900)
	(17,882)	(39,039)	(209,972)	(172,513)
Income (loss) on disposal of Nextel Chile and Nextel Peru	31,188	(1,395)	37,141	(2,655)
Income (loss) from discontinued operations, net of income taxes	$13,306	$(40,434)	$(172,831)	$(175,168)

The components of assets and liabilities related to discontinued operations as of December 31, 2013, all of which related to Nextel Chile, consisted of the following (in thousands):

December 31, 2013
ASSETS
Cash and cash equivalents	$3,448
Accounts receivable, less allowance for doubtful accounts of $6,762	11,157
Handset and accessory inventory	5,965
Prepaid expenses and other	38,526
Property, plant and equipment, net	50,515
Intangible assets, net	13,300
Other assets	46,020
Total assets	$168,931
LIABILITIES
Accounts payable	$22,928
Accrued expenses and other	13,841
Other long-term liabilities	5,326
Total liabilities	$42,095

Note 5.	Impairment and Restructuring Charges

Asset Impairments.
In September 2014, we evaluated strategic options for the next generation of our push-to-talk services and determined that, for one of these options, further development was no longer probable. As a result, we recognized a $47.9 million asset impairment charge, $5.1 million of which was recognized by Nextel Mexico and the remainder of which was recognized at the corporate level.
In addition, during the third quarter of 2014, we recognized $13.6 million in other asset impairment charges, the majority of which related to the shutdown or abandonment of approximately 200 transmitter and receiver sites in Brazil and Mexico and about 50 retail store closures in Brazil related to the realignment of our distribution channels.
In June 2014, we recognized a $6.4 million asset impairment charge at the corporate level related to the sale of our corporate aircraft.
In January 2013, we concluded that the continuation of the broader usage of software previously developed for use in multiple markets to support our customer relationship management systems was no longer feasible and evaluated the possibility of restricting

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

its ongoing use to one market. As a result of this evaluation, in the first quarter of 2013, we recognized a non-cash asset impairment charge of $85.3 million related to the discontinuation of this software.
In accordance with the FASB's authoritative guidance on the impairment of long-lived assets, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset may not be recoverable. We evaluate the recoverability of an asset by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. During the third quarter of 2014, we determined that the recoverable amount of Nextel Argentina's asset group exceeded its carrying amount by less than 10%.

Restructuring Charges.

During the three and nine months ended September 30, 2014, we recognized $12.7 million and $37.8 million in severance and related costs as a result of the separation of approximately 85 employees at the corporate level, all of whom were severed in the second quarter of 2014; approximately 800 employees in Brazil, all of whom were severed in the third quarter of 2014; approximately 1,170 employees in Mexico, 800 of whom were severed in the second quarter of 2014 and the remainder of whom were separated in the third quarter of 2014; and six employees in Argentina, all of whom were severed in the third quarter of 2014. We severed these employees in an effort to streamline our organizational structure and reduce general and administrative expenses.
In 2009, we entered into an agreement with Nokia Siemens Networks, or NSN, to manage our network operations infrastructure. During the first quarter of 2013, we restructured and amended this agreement, reduced the scope of the services provided by NSN, added terms to facilitate the transition of those services to us and established the terms on which further transitions of services and the termination of the arrangements could be implemented in each of our markets. Under the agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of this restructuring, we recognized a non-cash charge of $38.2 million relating to the write-off of the remainder of the prepayment during the first quarter of 2013. In March 2014, we settled certain refund claims, which resulted in restructuring benefits of $3.2 million during the nine months ended September 30, 2014.
In September 2014, we recognized a $17.6 million charge related to the cessation of our utilization of certain network services in Brazil.
Total impairment and restructuring charges by operating segment for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Brazil	$38,194	$—	$38,194	$23,814
Mexico	13,951	8,598	26,744	29,684
Argentina	2,555	—	2,555	3,779
Corporate	43,392	12,743	60,827	89,743
Total impairment and restructuring charges	$98,092	$21,341	$128,320	$147,020
As of September 30, 2014, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2014	$15,410
Restructuring charges	59,311
Cash payments	(38,375)
Balance, September 30, 2014	$36,346

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Value-added taxes	$181,660	$207,951
Income taxes	38,598	59,054
Spectrum fees	33,370	1,109
Other prepaid assets	116,416	88,999
Other current assets	83,851	40,461
	$453,895	$397,574

Property, Plant and Equipment, Net.
The components of our property, plant and equipment are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Land	$7,373	$7,663
Building and leasehold improvements	165,825	190,258
Network equipment, communication towers and network software	4,689,990	4,735,361
Software, office equipment, furniture and fixtures and other	756,142	753,665
Corporate aircraft	—	42,747
Less: Accumulated depreciation and amortization	(3,071,986)	(2,907,939)
	2,547,344	2,821,755
Construction in progress	253,939	515,790
	$2,801,283	$3,337,545
Intangible Assets, Net.
Our intangible assets include the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortizable intangible assets:
Licenses	$1,181,743	$(290,173)	$891,570	$1,205,450	$(243,081)	$962,369
As of both September 30, 2014 and December 31, 2013, the balance of our indefinite lived intangible assets was $18.0 million.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Capital expenditures	$102,189	$290,036
Payroll related items and commissions	78,722	89,435
Network system and information technology	69,119	92,109
Non-income based taxes	54,856	114,360
Accrued interest	15,952	128,509
Other	228,047	244,610
	$548,885	$959,059

Note 7.	Debt
Chapter 11 Filing. On September 15, 2014, NII Holdings, Inc. and eight of its subsidiaries, including NII Capital Corp. and NIIT, filed voluntary petitions seeking relief under Chapter 11. The filing constituted an event of default under the NII Capital Corp. and NIIT senior notes; however, the holders of these senior notes are currently precluded from taking any action with respect to such events of default under the Bankruptcy Code. As a result of the commencement of the Chapter 11 cases, the obligations evidenced by the NII Capital Corp. and NIIT senior notes are included in liabilities subject to compromise on our condensed consolidated balance sheet as of September 30, 2014. See Note 2 for more information. The financings included in the table below are considered not subject to compromise.

	September 30, 2014	December 31, 2013
	(in thousands)
NII Capital Corp. senior notes, net	$—	$2,729,321
NII International Telecom S.C.A. senior notes, net	—	1,609,962
Brazil bank loans	385,795	444,268
Brazil equipment financing	366,937	352,725
Mexico equipment financing	346,064	300,832
Mexico capital lease and tower financing obligations	291,729	194,227
Brazil capital lease and tower financing obligations	47,239	122,499
Corporate aircraft capital lease	—	35,736
Other	1,456	3,901
Total debt	1,439,220	5,793,471
Less: current portion	(1,120,272)	(96,839)
	$318,948	$5,696,632
Senior Notes.
NII Capital Corp. 8.875% Senior Notes due 2019. On March 19, 2014, Wilmington Trust Company, or Wilmington Trust, as trustee under the indenture relating to our 8.875% senior notes due 2019, received a notice on behalf of Aurelius Capital Management, or Aurelius, in its capacity as the purported holder of more than 25% of these senior notes, alleging that certain internal corporate restructuring transactions undertaken in 2009, which resulted in certain subsidiary guarantees being released, violated the terms of, and constitute a default under, the indenture. We refer to these allegations as the alleged defaults. These notes are senior unsecured obligations of NII Capital Corp., our wholly-owned domestic subsidiary, and are guaranteed on a senior unsecured basis by NII Holdings and all of its current and future first tier and domestic restricted subsidiaries, other than NII Capital Corp. We believe that the allegations contained in the notice are without merit.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII International Telecom S.C.A. 7.875% Senior Notes due 2019 and 11.375% Senior Notes due 2019. In connection with the issuance of our 7.875% senior notes and our 11.375% senior notes, both of which are due in 2019, we entered into registration rights agreements with the initial purchasers of these notes. Under these agreements, we are required to prepare and file with the SEC exchange offer registration statements enabling holders to exchange these notes for notes having identical terms that are freely tradable, cause the exchange offer registration statements to be declared effective as promptly as possible by the SEC, and consummate the exchange offers within 360 days of the date of issue of these notes. We have not filed these exchange offer registration statements and are therefore subject to the additional interest provisions under the registration rights agreements and applicable indentures. Additional interest for our failure to register the notes is equal to 0.25% per year on the principal amount of the notes with respect to the first 90-day period immediately following the failure to register. The amount of additional interest will increase by an additional 0.25% per year with respect to each subsequent 90-day period, up to a maximum amount of additional interest of 1.00% per year. As of September 30, 2014, we accrued an immaterial amount of additional interest on the 7.875% and 11.375% notes in connection with this failure to register these notes, all of which is included in liabilities subject to compromise on our condensed consolidated balance sheets.
Equipment Financing Facilities.
As of the last measurement date of June 30, 2014, we were not in compliance with certain financial covenants in our equipment financing facilities in Brazil and Mexico that we are required to meet semiannually, calculated as of June 30 and December 31 of each year. In June 2014, the lender under these equipment financing facilities waived the requirement that we comply with the financial covenants for the June 30, 2014 measurement date. As of September 30, 2014, we had $713.0 million principal amount outstanding under these equipment financing facilities. Because we expect that, absent a waiver or amendment, we will be unable to meet the financial covenants in these equipment financing facilities as of the next compliance date on December 31, 2014, we classified the principal amounts outstanding under these facilities as current liabilities in our condensed consolidated balance sheet as of September 30, 2014. We are actively involved in discussions with the lender under our equipment financing facilities with respect to proposed amendments to those facilities that would address these financial covenant compliance issues. However, there is no guarantee that the lender of our equipment financing facilities will provide additional waivers or agree to amendments to those facilities that would address our failure to comply with the financial covenants. In addition, under the terms of the waivers that we received, we are not permitted to borrow the additional amounts that were available under these facilities at the time the waiver was granted, and it is unlikely that we will be permitted to borrow those amounts in the future.
Brazil Bank Loans.
As of June 30, 2014, we were not in compliance with the net debt financial covenants included in Nextel Brazil's local bank loans that we are required to meet semiannually, calculated as of June 30 and December 31 of each year. In September 2014, the lender of one of our bank loans in Brazil waived the requirement that we comply with the financial covenants under that loan for the June 30, 2014 measurement date. As of September 30, 2014, Nextel Brazil had a total of $385.8 million principal amount outstanding under its bank loans. Because of our noncompliance at the June 30 measurement date, and because we expect that, absent a waiver or amendment, we will be unable to meet the financial covenants in these bank loans as of the next compliance date on December 31, 2014, we classified the principal amounts outstanding under these local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2014. We are actively engaged in discussions with the lenders under our local bank loans in Brazil with respect to potential waivers and amendments to the terms of the related agreements that would address these financial covenant compliance issues. However, there is no guarantee that the lenders of Nextel Brazil's local bank loans will provide additional waivers or agree to amendments to those facilities that would address our failure to comply with the financial covenants.
Capital Leases.
Mexico and Brazil Capital Leases. In November 2013, Nextel Mexico completed the sale of 1,483 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $374.3 million, subject to purchase price adjustments. During the adjustment period, Nextel Mexico accounted for this transaction under the deposit method and recorded the proceeds as a deposit liability. During the third quarter of 2014, the price adjustments were finalized, and we began accounting for the transaction as a sale-leaseback. As result, we recognized $75.4 million of the gain on the sale of the towers within operating income in the third quarter of 2014 and deferred the remaining $179.6 million of the gain, which we will recognize into income over the term of the leaseback of the towers. We also recognized a capital lease liability of $112.4 million related to our leaseback of a portion of each of these towers.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2013, Nextel Brazil completed the sale of 1,940 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $348.0 million, subject to purchase price adjustments. Nextel Brazil also completed the sale of 103 towers for proceeds of $18.6 million in June 2014, subject to purchase price adjustments. In October 2014, upon the finalization of the price adjustments, Nextel Brazil completed the sale of these towers and began accounting for this transaction as a sale-leaseback. As a result, in the fourth quarter of 2014, Nextel Brazil expects to recognize a deferred gain of approximately $160.0 million, which we will recognize into income over the term of the leaseback of the towers, and a capital lease liability of approximately $180.0 million related to the leaseback of a portion of each of these towers.
Corporate Aircraft Lease. In 2009, we entered into an agreement to lease a corporate aircraft, which we accounted for as a capital lease. In June 2014, we entered into an agreement to sell this corporate aircraft for $32.5 million. In addition, in conjunction with the sale, we exercised our pre-existing option to purchase this aircraft from the lessor and immediately terminated the lease. In connection with the sale of the corporate aircraft and the termination of the associated lease, we recognized a $6.4 million asset impairment charge in the second quarter of 2014.

Note 8.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of September 30, 2014 and December 31, 2013, available-for-sale securities included $98.3 million and $418.6 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three and nine months ended September 30, 2014 and 2013, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value in accordance with the FASB's authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the Brazilian securities is based on the net asset value of the funds. The fair value of the certificates of deposit held at the corporate level is based on quoted market prices for the individual instruments. In our judgment, both of these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net (1)	$2,750,000	$629,550	$2,729,321	$1,227,950
NII International Telecom S.C.A. senior notes, net (1)	1,600,000	1,060,500	1,609,962	1,271,370
Equipment financing	713,001	634,943	653,557	620,173
Bank loans and other	387,251	295,376	448,169	373,796
	$5,450,252	$2,620,369	$5,441,009	$3,493,289
_______________________________________
(1) As of September 30, 2014, both our senior notes held by NII Capital Corp. and our senior notes held by NII International Telecom S.C.A. are classified as liabilities subject to compromise in our condensed consolidated balance sheet.

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

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are not material.

Note 9.	Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, Nextel Brazil had accrued liabilities of $66.6 million and $70.9 million, respectively, related to contingencies, all of which were reported as a component of other long-term liabilities, of which $8.9 million and $11.2 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $430.0 million as of September 30, 2014. We evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies on an ongoing basis. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. On September 22, 2014, the judge issued an order staying all proceedings against the Company following the Company's petition for relief under Chapter 11. On October 6, 2014, the Company's motion to dismiss was denied, and the case is currently continuing as to the remaining individual defendants. The Company and the named individuals will continue to vigorously defend themselves in this matter.
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; II International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; and NII Mercosur, LLC. The debtors continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s other subsidiaries, including its operating subsidiaries in Brazil, Mexico and Argentina, are not debtors in the Chapter 11 case. As a result of the bankruptcy proceedings, the pending litigation against the debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 proceedings, no party can take further actions to recover pre-petition claims against the Company.
In addition, we are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2013, except for Argentina and certain subsidiaries in Mexico, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2014 and subsequent years. We maintained this same valuation allowance position through the third quarter of 2014. As a result, the valuation allowance on our deferred tax assets increased by $325.5 million for the nine-month period ended September 30, 2014. Our valuation allowance was $4.6 billion and $4.3 billion as of September 30, 2014 and December 31, 2013, respectively.
For the three and nine months ended September 30, 2014, we recorded a consolidated income tax provision of $6.4 million and $40.1 million, respectively. For the three and nine months ended September 30, 2013, we recorded a consolidated income tax provision of $4.3 million and $74.7 million. The $34.6 million decrease in the consolidated income tax provision from the nine months ended September 30, 2013 to the same period in 2014 is primarily due to a decrease in Nextel Mexico's and Nextel Argentina's current income tax expense and the additional valuation allowance on the deferred tax assets of one of our Mexican subsidiaries that was recorded in the third quarter of 2013. Further, for the reasons discussed above, we were not able to recognize a deferred tax benefit for pre-tax losses recognized in Brazil, most of our Mexican subsidiaries, the U.S. and our foreign holding companies in the nine months ended September 30, 2014.

Note 11.	Segment Reporting
We have determined our reportable segments based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. Our reportable segments are: (1) Brazil, (2) Mexico and (3) Argentina.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Mexico	Argentina	Corporate and Eliminations		Consolidated
	(in thousands)
Three Months Ended September 30, 2014
Operating revenues	$476,382	$347,420	$103,042	$(117)		$926,727
Segment earnings (losses)	$919	$1,816	$14,105	$(36,133)		$(19,293)
Less:
Impairment and restructuring charges						(98,092)
Gain on sale of towers						75,441
Depreciation and amortization						(170,956)
Foreign currency transaction losses, net						(63,002)
Interest expense and other, net						(115,854)
Loss from continuing operations before reorganization items and income tax provision						$(391,756)
Capital expenditures	$20,673	$25,427	$6,035	$3,569		$55,704

Three Months Ended September 30, 2013
Operating revenues	$490,952	$442,023	$158,170	$(5,512)		$1,085,633
Segment earnings (losses)	$42,507	$32,130	$36,507	$(40,524)		$70,620
Less:
Impairment and restructuring charges						(21,341)
Depreciation and amortization						(177,168)
Foreign currency transaction losses, net						(6,117)
Interest expense and other, net						(121,162)
Loss from continuing operations before reorganization items and income tax provision						$(255,168)
Capital expenditures	$120,658	$89,187	$13,219	$3,357		$226,421

Nine Months Ended September 30, 2014
Operating revenues	$1,416,979	$1,096,076	$323,831	$(2,397)		$2,834,489
Segment (losses) earnings	$(84,377)	$(59,838)	$62,390	$(127,676)		$(209,501)
Less:
Impairment and restructuring charges						(128,320)
Gain on sale of towers						75,441
Depreciation and amortization						(513,363)
Foreign currency transaction losses, net						(48,976)
Interest expense and other, net						(346,579)
Loss from continuing operations before reorganization items and income tax provision						$(1,171,298)
Capital expenditures	$138,039	$127,223	$17,474	$12,414		$295,150

Nine Months Ended September 30, 2013
Operating revenues	$1,705,468	$1,458,734	$489,155	$(5,558)		$3,647,799
Segment earnings (losses)	$307,497	$172,753	$130,690	$(137,417)		$473,523
Less:
Impairment and restructuring charges						(147,020)
Depreciation and amortization						(539,442)
Foreign currency transaction losses, net						(74,820)
Interest expense and other, net						(366,142)
Loss from continuing operations before reorganization items and income tax provision						$(653,901)
Capital expenditures	$333,366	$225,723	$21,177	$8,809		$589,075

September 30, 2014
Identifiable assets	$3,329,825	$2,047,208	$366,374	$502,263		$6,245,670
December 31, 2013
Identifiable assets	$3,705,642	$2,695,091	$451,041	$1,828,180	(1)	$8,679,954
__________________________

(1)
As of December 31, 2013, identifiable assets in the "Corporate and Eliminations" column include $168.9 million of total assets related to discontinued operations as a result of the sale of Nextel Chile. See Note 4 for more information.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Condensed Consolidating Financial Statements
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
In connection with the issuance of the senior notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, as well as condensed consolidating statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis. In addition, as discussed in Note 2, on September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. These debtor entities consisted of: NII Capital Corp., which represents the subsidiary issuer in the following condensed consolidating financial statements; Nextel International Services, Ltd., NII Aviation, Inc., NII Funding Corp. and NII Global Holdings, Inc., all of which are included in the guarantor subsidiaries column in the following condensed consolidating financial statements; and NII International Telecom S.C.A., NII International Holdings S.à r.l. and NII International Services S.à r.l., all of which are included in the non-guarantor subsidiaries column in the following condensed consolidating financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$113,985	$25,168	$12,856	$489,493	$—	$641,502
Short-term investments	—	—	—	98,271	—	98,271
Accounts receivable, net	—	—	560	467,905	—	468,465
Short-term intercompany receivables	26,397	65,132	95,960	6,233	(193,722)	—
Handset and accessory inventory	—	—	—	264,412	—	264,412
Deferred income taxes, net	—	—	625	85,077	(984)	84,718
Prepaid expenses and other	7,611	—	9,362	436,922	—	453,895
Total current assets	147,993	90,300	119,363	1,848,313	(194,706)	2,011,263
Property, plant and equipment, net	—	—	52,642	2,748,641	—	2,801,283
Investments in and advances to affiliates	588,455	317,673	369,565	—	(1,275,693)	—
Intangible assets, net	18,000	—	—	891,570	—	909,570
Deferred income taxes, net	15,592	—	—	9,810	(15,592)	9,810
Long-term intercompany receivables	1,455,976	3,834,714	633,482	1,357	(5,925,529)	—
Other assets	17,389	—	3,294	493,061	—	513,744
Total assets	$2,243,405	$4,242,687	$1,178,346	$5,992,752	$(7,411,520)	$6,245,670

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$—	$—	$1,401	$188,693	$—	$190,094
Short-term intercompany payables	—	—	2,767	173,397	(176,164)	—
Accrued expenses and other	—	—	3,333	546,411	(859)	548,885
Deferred revenues	—	—	—	100,526	—	100,526
Current portion of long-term debt	—	—	—	1,120,272	—	1,120,272
Deposits related to 2013 sale of towers	—	—	—	317,606	—	317,606
Total current liabilities	—	—	7,501	2,446,905	(177,023)	2,277,383
Long-term debt	—	—	—	318,948	—	318,948
Deferred income tax liabilities	—	2,950	14,786	75,130	(15,592)	77,274
Long-term intercompany payables	—	—	—	138,718	(138,718)	—
Other long-term liabilities	16	—	9,152	238,600	—	247,768
Total liabilities not subject to compromise	16	2,950	31,439	3,218,301	(331,333)	2,921,373
Liabilities subject to compromise	30,584	2,859,387	13,125	1,695,494	—	4,598,590
Intercompany liabilities subject to compromise	3,487,098	115,458	1,492,910	709,392	(5,804,858)	—
Total liabilities subject to compromise	3,517,682	2,974,845	1,506,035	2,404,886	(5,804,858)	4,598,590
Total stockholders’ (deficit) equity	(1,274,293)	1,264,892	(359,128)	369,565	(1,275,329)	(1,274,293)
Total liabilities and stockholders’ (deficit) equity	$2,243,405	$4,242,687	$1,178,346	$5,992,752	$(7,411,520)	$6,245,670
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$356,314	$—	$5,586	$1,368,435	$—	$1,730,335
Short-term investments	—	—	—	585,760	—	585,760
Accounts receivable, net	—	—	627	510,779	—	511,406
Short-term intercompany receivables	31,803	129,810	72,595	4,779	(238,987)	—
Handset and accessory inventory	—	—	—	336,620	—	336,620
Deferred income taxes, net	—	—	1,145	126,250	—	127,395
Prepaid expenses and other	6,832	—	7,914	382,828	—	397,574
Assets related to discontinued operations	—	—	—	59,096	—	59,096
Total current assets	394,949	129,810	87,867	3,374,547	(238,987)	3,748,186
Property, plant and equipment, net	—	—	130,729	3,207,103	(287)	3,337,545
Investments in and advances to affiliates	1,867,753	1,503,202	1,562,080	—	(4,933,035)	—
Intangible assets, net	18,000	—	—	962,369	—	980,369
Deferred income taxes, net	16,025	—	—	26,716	(16,028)	26,713
Long-term intercompany receivables	1,474,658	3,714,760	701,680	1,354	(5,892,452)	—
Other assets	29,381	32,556	15,383	399,986	—	477,306
Assets related to discontinued operations	—	—	—	109,835	—	109,835
Total assets	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$727	$345,401	$—	$346,128
Short-term intercompany payables	464,798	132,007	1,485,835	159,322	(2,241,962)	—
Accrued expenses and other	—	59,490	26,089	873,702	(222)	959,059
Deferred revenues	—	—	—	127,782	—	127,782
Current portion of long-term debt	—	—	1,871	94,968	—	96,839
Deposits related to 2013 sale of towers	—	—	—	720,013	—	720,013
Liabilities related to discontinued operations	—	—	—	36,769	—	36,769
Total current liabilities	464,798	191,497	1,514,522	2,357,957	(2,242,184)	2,286,590
Long-term debt	23	2,729,321	33,864	2,933,424	—	5,696,632
Deferred revenues	—	—	—	11,238	—	11,238
Deferred income tax liabilities	3	2,950	15,384	106,682	(16,028)	108,991
Long-term intercompany payables	2,950,226	—	10,390	929,990	(3,890,606)	—
Other long-term liabilities	30,329	—	10,248	175,213	—	215,790
Liabilities related to discontinued operations	—	—	—	5,326	—	5,326
Total liabilities	3,445,379	2,923,768	1,584,408	6,519,830	(6,148,818)	8,324,567
Total stockholders’ equity	355,387	2,456,560	913,331	1,562,080	(4,931,971)	355,387
Total liabilities and stockholders’ equity	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—		$358	$926,625	$(256)	$926,727
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	539,858	—	539,858
Selling, general and administrative	522	3,142	30,539	373,776	(1,817)	406,162
Impairment and restructuring charges	—	—	43,391	54,701	—	98,092
Gain on sale of towers	—	—	—	(75,441)	—	(75,441)
Management fee and other	—	—	(13,529)	13,599	(70)	—
Depreciation and amortization	—	—	4,167	166,789	—	170,956
	522	3,142	64,568	1,073,282	(1,887)	1,139,627
Operating loss	(522)	(3,142)	(64,210)	(146,657)	1,631	(212,900)
Other income (expense)
Interest expense, net	(132)	(50,309)	(77)	(79,774)	—	(130,292)
Intercompany interest expense	(48,890)	—	(18)	(10,858)	59,766	—
Interest income	62	—	2	13,431	—	13,495
Intercompany interest income	111	59,282	372	1	(59,766)	—
Foreign currency transaction losses, net	—	—	—	(63,002)	—	(63,002)
Equity in loss of affiliates	(392,272)	(290,229)	(289,308)	—	971,809	—
Other income (expense), net	1,631	—	(2)	245	(931)	943
	(439,490)	(281,256)	(289,031)	(139,957)	970,878	(178,856)
Loss from continuing operations before reorganization items and income tax (provision) benefit	(440,012)	(284,398)	(353,241)	(286,614)	972,509	(391,756)
Reorganization items	—	(45,652)	(1,750)	(11,177)	—	(58,579)
Income tax (provision) benefit	(3,435)	7,319	(4,464)	(5,523)	(315)	(6,418)
Net loss from continuing operations	(443,447)	(322,731)	(359,455)	(303,314)	972,194	(456,753)
Income from discontinued operations, net of income taxes	—	—	—	14,006	(700)	13,306
Net loss	$(443,447)	$(322,731)	$(359,455)	$(289,308)	$971,494	$(443,447)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(216,109)	$(215,707)	$(215,707)	$(215,707)	$647,121	$(216,109)
Reclassification adjustment for sale of Nextel Chile	(33,885)	(33,885)	(33,885)	(33,885)	101,655	(33,885)
Other	430	430	430	430	(1,290)	430
Other comprehensive loss	(249,564)	(249,162)	(249,162)	(249,162)	747,486	(249,564)
Net loss	(443,447)	(322,731)	(359,455)	(289,308)	971,494	(443,447)
Total comprehensive loss	$(693,011)	$(571,893)	$(608,617)	$(538,470)	$1,718,980	$(693,011)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$777	$1,085,624	$(768)	$1,085,633
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	554,036	—	554,036
Selling, general and administrative	748	—	38,077	424,236	(2,084)	460,977
Impairment and restructuring charges	—	—	12,741	8,600	—	21,341
Management fee and other	—	—	9,959	(2,835)	(7,124)	—
Depreciation and amortization	—	—	5,524	171,644	—	177,168
	748	—	66,301	1,155,681	(9,208)	1,213,522
Operating loss	(748)	—	(65,524)	(70,057)	8,440	(127,889)
Other income (expense)
Interest expense, net	(141)	(60,271)	(323)	(74,182)	—	(134,917)
Intercompany interest expense	(59,183)	—	(15)	(12,821)	72,019	—
Interest income	227	—	2	9,036	—	9,265
Intercompany interest income	76	71,762	181	—	(72,019)	—
Foreign currency transaction losses, net	—	—	—	(6,117)	—	(6,117)
Equity in loss of affiliates	(255,170)	(235,362)	(235,810)	—	726,342	—
Other income, net	8,115	—	666	4,149	(8,440)	4,490
	(306,076)	(223,871)	(235,299)	(79,935)	717,902	(127,279)
Loss from continuing operations before income tax benefit (provision)	(306,824)	(223,871)	(300,823)	(149,992)	726,342	(255,168)
Income tax benefit (provision)	6,883	(4,311)	(1,449)	(45,384)	39,922	(4,339)
Net loss from continuing operations	(299,941)	(228,182)	(302,272)	(195,376)	766,264	(259,507)
Loss from discontinued operations, net of income taxes	—	—	—	(40,434)	—	(40,434)
Net loss	$(299,941)	$(228,182)	$(302,272)	$(235,810)	$766,264	$(299,941)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(20,129)	$(20,155)	$(20,155)	$(20,155)	$60,465	$(20,129)
Other	4,231	4,231	4,231	4,231	(12,693)	4,231
Other comprehensive loss	(15,898)	(15,924)	(15,924)	(15,924)	47,772	(15,898)
Net loss	(299,941)	(228,182)	(302,272)	(235,810)	766,264	(299,941)
Total comprehensive loss	$(315,839)	$(244,106)	$(318,196)	$(251,734)	$814,036	$(315,839)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,045	$2,834,236	$(1,792)	$2,834,489
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,738,253	—	1,738,253
Selling, general and administrative	2,117	3,814	122,013	1,184,162	(6,369)	1,305,737
Impairment and restructuring charges	—	—	60,827	67,493	—	128,320
Gain on sale of towers	—	—	—	(75,441)	—	(75,441)
Management fee and other	—	—	(43,439)	45,646	(2,207)	—
Depreciation and amortization	—	—	15,315	498,048	—	513,363
	2,117	3,814	154,716	3,458,161	(8,576)	3,610,232
Operating loss	(2,117)	(3,814)	(152,671)	(623,925)	6,784	(775,743)
Other income (expense)
Interest expense, net	(414)	(171,647)	(543)	(218,254)	—	(390,858)
Intercompany interest expense	(165,324)	—	(53)	(36,264)	201,641	—
Interest income	266	—	7	46,060	—	46,333
Intercompany interest income	290	200,467	884	—	(201,641)	—
Foreign currency transaction losses, net	—	—	—	(48,976)	—	(48,976)
Equity in loss of affiliates	(1,292,952)	(1,107,328)	(1,104,506)	—	3,504,786	—
Other income (expense), net	6,784	—	(2)	(3,039)	(5,797)	(2,054)
	(1,451,350)	(1,078,508)	(1,104,213)	(260,473)	3,498,989	(395,555)
Loss from continuing operations before reorganization items and income tax benefit (provision)	(1,453,467)	(1,082,322)	(1,256,884)	(884,398)	3,505,773	(1,171,298)
Reorganization items	—	(45,652)	(1,750)	(11,177)	—	(58,579)
Income tax benefit (provision)	10,630	—	(12,975)	(36,800)	(984)	(40,129)
Net loss from continuing operations	(1,442,837)	(1,127,974)	(1,271,609)	(932,375)	3,504,789	(1,270,006)
Loss from discontinued operations, net of income taxes	—	—	—	(172,131)	(700)	(172,831)
Net loss	$(1,442,837)	$(1,127,974)	$(1,271,609)	$(1,104,506)	$3,504,089	$(1,442,837)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(163,106)	$(163,100)	$(163,100)	$(163,100)	$489,300	$(163,106)
Reclassification adjustment for sale of Nextel Chile	(33,885)	(33,885)	(33,885)	(33,885)	101,655	(33,885)
Other	296	296	296	296	(888)	296
Other comprehensive loss	(196,695)	(196,689)	(196,689)	(196,689)	590,067	(196,695)
Net loss	(1,442,837)	(1,127,974)	(1,271,609)	(1,104,506)	3,504,089	(1,442,837)
Total comprehensive loss	$(1,639,532)	$(1,324,663)	$(1,468,298)	$(1,301,195)	$4,094,156	$(1,639,532)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,313	$3,647,790	$(2,304)	$3,647,799
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	1,731,260	—	1,731,260
Selling, general and administrative	2,345	—	131,048	1,315,964	(6,341)	1,443,016
Impairment and restructuring charges	—	—	89,029	57,991	—	147,020
Management fee and other	—	—	(44,351)	69,366	(25,015)	—
Depreciation and amortization	—	—	21,429	518,013	—	539,442
	2,345	—	197,155	3,692,594	(31,356)	3,860,738
Operating loss	(2,345)	—	(194,842)	(44,804)	29,052	(212,939)
Other income (expense)
Interest expense, net	(419)	(179,546)	(1,100)	(201,210)	—	(382,275)
Intercompany interest expense	(175,617)	—	(42)	(38,822)	214,481	—
Interest income	799	—	8	23,936	—	24,743
Intercompany interest income	1,226	212,947	308	—	(214,481)	—
Foreign currency transaction losses, net	—	—	—	(74,820)	—	(74,820)
Equity in loss of affiliates	(766,624)	(622,252)	(619,874)	—	2,008,750	—
Other income (expense), net	28,731	—	611	(8,900)	(29,052)	(8,610)
	(911,904)	(588,851)	(620,089)	(299,816)	1,979,698	(440,962)
Loss from continuing operations before income tax benefit (provision)	(914,249)	(588,851)	(814,931)	(344,620)	2,008,750	(653,901)
Income tax benefit (provision)	10,453	(12,251)	(7,042)	(100,086)	34,199	(74,727)
Net loss from continuing operations	(903,796)	(601,102)	(821,973)	(444,706)	2,042,949	(728,628)
Loss from discontinued operations, net of income taxes	—	—	—	(175,168)	—	(175,168)
Net loss	$(903,796)	$(601,102)	$(821,973)	$(619,874)	$2,042,949	$(903,796)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(218,306)	$(218,226)	$(218,226)	$(218,226)	$654,678	$(218,306)
Other	439	439	439	439	(1,317)	439
Other comprehensive loss	(217,867)	(217,787)	(217,787)	(217,787)	653,361	(217,867)
Net loss	(903,796)	(601,102)	(821,973)	(619,874)	2,042,949	(903,796)
Total comprehensive loss	$(1,121,663)	$(818,889)	$(1,039,760)	$(837,661)	$2,696,310	$(1,121,663)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,442,837)	$(1,127,974)	$(1,271,609)	$(1,104,506)	$3,504,089	$(1,442,837)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,346,923	1,153,588	1,140,157	572,668	(3,504,089)	709,247
Total operating cash (used in) provided by continuing operations	(95,914)	25,614	(131,452)	(531,838)	—	(733,590)
Total operating cash used in discontinued operations	—	—	—	(62,583)	—	(62,583)
Net cash (used in) provided by operating activities	(95,914)	25,614	(131,452)	(594,421)	—	(796,173)
Cash flows from investing activities:
Capital expenditures	—	—	(7,398)	(506,797)	—	(514,195)
Purchases of long-term and short- term investments	—	—	—	(1,331,015)	—	(1,331,015)
Proceeds from sales of long-term and short-term investments	—	—	—	1,848,594	—	1,848,594
Investments in subsidiaries	(157,998)	(446)	—	—	158,444	—
Change in restricted cash and escrow accounts	10,000	—	—	(167,237)	—	(157,237)
Other, net	1,669	—	32,390	(35,224)	(1,669)	(2,834)
Total investing cash (used in) provided by continuing operations	(146,329)	(446)	24,992	(191,679)	156,775	(156,687)
Total investing cash used in discontinued operations	—	—	—	(13,999)	—	(13,999)
Net cash (used in) provided by investing activities	(146,329)	(446)	24,992	(205,678)	156,775	(170,686)
Cash flows from financing activities:
Borrowings under equipment financing facilities and other	—	—	—	14,590	—	14,590
Repayments under capital leases, equipment financing and other	—	—	(42,414)	(56,043)	—	(98,457)
Capital contributions	—	20	157,812	612	(158,444)	—
Other, net	(86)	(20)	(1,668)	(527)	1,669	(632)
Net cash flows (used in) provided by financing activities	(86)	—	113,730	(41,368)	(156,775)	(84,499)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(40,923)	—	(40,923)
Change in cash and cash equivalents related to discontinued operations	—	—	—	3,448	—	3,448
Net (decrease) increase in cash and cash equivalents	(242,329)	25,168	7,270	(878,942)	—	(1,088,833)
Cash and cash equivalents, beginning of period	356,314	—	5,586	1,368,435	—	1,730,335
Cash and cash equivalents, end of period	$113,985	$25,168	$12,856	$489,493	$—	$641,502

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(903,796)	$(601,102)	$(821,973)	$(619,874)	$2,042,949	$(903,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	809,240	653,552	707,180	855,308	(2,092,859)	932,421
Total operating cash (used in) provided by continuing operations	(94,556)	52,450	(114,793)	235,434	(49,910)	28,625
Total operating cash used in discontinued operations	—	—	—	(131,342)	—	(131,342)
Net cash (used in) provided by operating activities	(94,556)	52,450	(114,793)	104,092	(49,910)	(102,717)
Cash flows from investing activities:
Capital expenditures	—	—	(11,580)	(501,552)	—	(513,132)
Payments for purchases of licenses	—	—	—	(42,105)	—	(42,105)
Purchases of long-term and short-term investments	—	—	—	(1,772,379)	—	(1,772,379)
Proceeds from sales of long-term and short-term investments	—	—	—	1,619,551	—	1,619,551
Investments in subsidiaries	(135,714)	(2,540)	(1,259)	—	139,513	—
Change in restricted cash and escrow accounts	—	—	—	(17,351)	—	(17,351)
Other, net	—	—	—	160	16	176
Total investing cash used in continuing operations	(135,714)	(2,540)	(12,839)	(713,676)	139,529	(725,240)
Total investing cash provided by discontinued operations	—	—	—	237,874	—	237,874
Net cash used in investing activities	(135,714)	(2,540)	(12,839)	(475,802)	139,529	(487,366)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	1,600,000	—	1,600,000
Borrowings under equipment financing facilities	—	—	—	110,157	—	110,157
Payment of line of credit	—	—	—	(327,762)	—	(327,762)
Repayments under syndicated loan facilities	—	—	—	(323,919)	—	(323,919)
Repayments of import financing loans	—	—	—	(37,422)	—	(37,422)
Repayments under tower financing and other borrowings	—	—	(12,391)	(12,527)	—	(24,918)
Capital contributions	—	20	135,694	3,799	(139,513)	—
Proceeds from intercompany borrowings	—	(49,910)	—	—	49,910	—
Other, net	(918)	(20)	—	(18,484)	(16)	(19,438)
Total financing cash (used in) provided by continuing operations	(918)	(49,910)	123,303	993,842	(89,619)	976,698
Total financing cash used in discontinued operations	—	—	—	(152,967)	—	(152,967)
Net cash (used in) provided by financing activities	(918)	(49,910)	123,303	840,875	(89,619)	823,731
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(38,501)	—	(38,501)
Change in cash and cash equivalents related to discontinued operations	—	—	—	10,407	—	10,407
Net (decrease) increase in cash and cash equivalents	(231,188)	—	(4,329)	441,071	—	205,554
Cash and cash equivalents, beginning of period	735,022	—	6,469	623,462	—	1,364,953
Cash and cash equivalents, end of period	$503,834	$—	$2,140	$1,064,533	$—	$1,570,507

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2014 and December 31, 2013 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2014 and 2013; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our annual report on Form 10-K, the amendments to that annual report and our quarterly report on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our annual report on Form 10-K and in this quarterly report on Form 10-Q for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico and Nextel Argentina.

Business Update

Over the course of the last three years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks in 2013, which delayed our ability to generate subscriber growth and revenues on those networks, and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results over the course of the last year, and as a result, we ended the third quarter of 2014 with a significantly smaller subscriber and revenue base than was necessary to reach the scale required to generate positive operating income.

These conditions, and their impact on our liquidity, raise substantial doubt about our ability to fund our debt obligations when they become due, which in addition to our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. In response to these circumstances, we:

•	retained financial advisers to assist us in evaluating both potential strategic alternatives and the feasibility of recapitalizing our balance sheet;

•	engaged in discussions with a number of parties interested in acquiring some or all of our assets; and

•
engaged in discussions with holders of, and representatives of certain holders of, various series of the senior notes issued by NII Capital Corp. and NII International Telecom S.C.A., or NIIT, regarding the potential terms on which the obligations evidenced by those senior notes could be restructured, including by exchanging all or a portion of the senior notes for our common stock or other equity interests.

Despite these efforts, we were unable to reach any agreements relating to any potential strategic transactions or any potential restructuring of our obligations under our senior notes. As a result, we elected not to pay the interest on certain series of our senior notes that was due on August 15, 2014, and on September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. On October 8, 2014, four additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.

Under Chapter 11, we are permitted to continue to operate our business and manage our properties in the ordinary course of business without prior approval from the Bankruptcy Court. Transactions outside the ordinary course of business proposed to be undertaken by any of the debtors, including certain types of capital expenditures, as well as certain sales of assets, certain requests for additional financings and certain other arrangements, including material changes to agreements and employee compensation arrangements, require approval by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will grant any requests for such approvals. On October 14, 2014, the Bankruptcy Court issued a final order permitting us to pay pre-petition salaries, wages and benefits to all employees of our debtor entities and authorized the payment of certain other pre-petition claims, in limited circumstances, to avoid undue disruption to our operations. We are currently working on a plan of reorganization to be implemented in our bankruptcy proceedings while simultaneously evaluating other potential strategic transactions.

Although we continue to engage in discussions with our creditors in an effort to reach an agreement regarding the terms of a potential plan of reorganization that would allow us to restructure our debt obligations and emerge from the Chapter 11 proceedings, no such agreement has been reached, and there can be no assurance that such an agreement will be reached in the future. We are also engaged in discussions with the lenders under each of our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil with respect to potential waivers and amendments to the terms of the related agreements that would address our current financial covenant compliance issues. There can be no assurance that these discussions will result in waivers or amendments or that the consequences of any of the current or potential defaults or events of default will be avoided.

In an effort to focus our capital resources on our key markets of Brazil and Mexico, in August 2014, our wholly-owned subsidiaries, NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., or Fucata, a sociedad anonima existing under the laws of the Oriental Republic of Uruguay, a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount. In connection with the sale of Nextel Chile to Fucata, we have reported Nextel Chile as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Chile's results of operations for all periods presented to reflect Nextel Chile as discontinued operations. Unless otherwise noted, amounts included in this quarterly report on Form 10-Q exclude amounts attributable to the discontinued operations of Nextel Chile and Nextel del Peru, S.A., or Nextel Peru, which we sold to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, in August 2013. While we continue to support our operation in Argentina, in light of our results of operations and this change in emphasis, we are actively pursuing strategic options such as partnerships, service arrangements and asset sales in an effort to maximize Nextel Argentina's value.

Business Overview
We provide wireless communication services under the NextelTM brand. Our subscribers generally value our broad set of value-added services, including our push-to-talk services, which allow subscribers to talk to each other instantly, and our high level of customer service. With the deployment of our wideband code division multiple access, or WCDMA, networks in our markets, we are extending our target market to include additional business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico and Argentina, with our principal operations located in major business centers and related transportation corridors of these countries. We provide our services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil and Mexico serve or are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses.
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

The deployment and expansion of our WCDMA networks in Brazil and Mexico enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide significant differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. We plan to continue to expand the coverage and quality of our networks in Brazil and Mexico during the remainder of 2014. Our current spectrum holdings are sufficient to enable us to deploy networks that utilize long-term evolution, or LTE, technology in certain areas in Brazil and in Mexico. In the second quarter of 2014, we launched LTE services in Rio de Janeiro and expect to expand these services in Brazil. In addition, in October 2014, we began offering similar LTE services in certain cities in Mexico. We also offer service on our iDEN network in Argentina.
In December 2013, we signed agreements with Telefonica Moviles, or Telefonica, under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on Telefonica's networks. In Brazil and Mexico, our arrangements with Telefonica have allowed us to begin enhancing our service offerings in those markets by expanding the areas in which customers using our WCDMA services can access voice and data services.
In light of the recent commencement of Chapter 11 proceedings relating to NII Holdings, Inc. and certain of its non-operating subsidiaries, as well as our overall financial condition, our goal for our operating companies for the remainder of 2014 is to increase the number of subscriber units operating on our networks, which we refer to as our subscriber base, on our WCDMA network in Brazil while simultaneously increasing the levels of average revenue per subscriber there, stabilize our business in Mexico and achieve a partial reversal of the subscriber loss trends we experienced in 2013 and 2014. More broadly, our goal is to generate higher revenues and increase our subscriber base by providing differentiated wireless communications services that are valued by our existing and potential customers while improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

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
Historically, we have focused on postpaid rate plans. With the expansion of our target customer base, we have been offering more prepaid rate plans in Mexico and Argentina and hybrid rate plans that combine both postpaid and prepaid features. We expect our sales of these types of service plans to continue to increase.
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
To address competitive pressures, we have, among other things:

•	realigned our distribution channels to make our services more widely accessible to a broader range of customers;

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
Strategic Approach.
Over the course of the last three years, we have experienced increased competition and operational challenges in our markets, particularly in Brazil and Mexico, as we have deployed our WCDMA networks. During the second half of 2013, these factors continued to have a negative impact on our results, which was intensified by Sprint's decision to deactivate its iDEN network in the U.S. and our failure to effectively execute our plans to address them. As a result, we have experienced deteriorating operational performance, including with respect to subscriber growth, customer retention and average revenue per subscriber. To address these and other difficulties that we continue to face as a result of the delays in our deployment of our WCDMA networks, we are taking actions to improve the quality and coverage of those networks and have also implemented a set of initiatives designed to generate growth, streamline our organization, improve our competitive agility and reduce costs that are not critical to our growth strategy.
We continue to implement a comprehensive strategy that we believe will best position us to achieve our long-term goal of generating profitable growth while concurrently taking steps to reduce our costs. Some of the key components of that strategy are as follows:
Deploying Our Networks.  We strive to continue to expand and improve the innovative and differentiated services we offer, which requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services. To support this effort, we have acquired additional spectrum rights and have deployed and plan to continue to expand our WCDMA networks that will enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data services. Use of the WCDMA technology will also increase our network capacity and will reduce the cost of supporting the services we offer when compared to our iDEN technology. Our WCDMA networks will allow us to continue to offer the differentiated services that our current subscribers rely on while expanding our products and services using the new handsets and devices, service offerings, applications and pricing plans made possible by the new networks to target an expanded subscriber base. Consistent with this approach, in the second quarter of 2014, we launched LTE services in Rio de Janeiro and expect to expand these services in Brazil later in 2014. In addition, in October 2014, we began offering similar LTE services in certain cities in Mexico.
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
As we make the transition from our iDEN networks to our new WCDMA networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, including LTE-based technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum that is contiguous to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies. It is likely that the implementation of such a reconfiguration would require support from and actions by the regulators in those markets to be effective.
Focusing on Our Core Markets and Managing Our Costs. We operate our business with a focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless customers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage of our WCDMA networks in our key markets in Brazil and Mexico, with the goal of increasing our existing subscriber base while managing our costs in a manner designed to improve our operating results. We have also made significant capital and other investments as we pursue our plans to deploy new networks that utilize WCDMA and LTE technology in Brazil and Mexico, and we expect those investments to continue. While these investments have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the costs of our new networks while building the subscriber base served by them, we believe that these investments in our new networks have begun and will continue to enhance the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our business.
Consistent with this strategy, we have implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial goals and the trends in our business. These changes have included significant reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams and headcount reductions across all of our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, that are designed to improve the overall quality and efficiency of the service we provide our customers.
Finally, as we implement changes to our business strategy that are designed to improve our results, we expect that we will allocate most of our financial and other resources to our operations in Brazil and Mexico, which, for the first nine months of 2014, collectively produced about 89% of our total consolidated operating revenues. Consistent with this change in emphasis, in August 2014, we sold all of the outstanding equity interests of Nextel Chile to Fucata, and in August 2013, we sold all of the outstanding equity interests of Nextel Peru to Entel. While we will also continue to support our operation in Argentina, in light of our results of operations and this change in emphasis, we are actively pursuing strategic options, such as partnerships, service arrangements and asset sales in an effort to maximize Nextel Argentina's value.
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
Providing Differentiated Services and a Superior Customer Experience.  We differentiate ourselves from our competitors by offering unique services like our push-to-talk services. These services provide significant value, allowing our subscribers to communicate with each other instantaneously at the touch of a button. In 2012, we began offering Direct Connect push-to-talk service on our WCDMA networks as part of our effort to maintain this key point of differentiation. Also, in 2013, we began offering our Prip push-to-talk service, which operates on a wide range of standard smartphones, including the iPhone, enabling users to communicate using a push-to-talk solution with other subscribers across our networks. The Prip service is currently available in Brazil and Mexico and operates on WCDMA- and LTE-based networks outside our markets, including in the U.S. where data roaming services are available, as well as over WiFi. We also offer Prip as a downloadable application in the U.S. The Prip application allows U.S. users to communicate with other users of this application, as well as users of push-to-talk services on our iDEN and WCDMA networks in our markets regardless of the technology used to support those services. Our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our services.
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
Building on the Strength of the Nextel Brand. Since 2002, we have offered services under the Nextel brand. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and subscriber support we provide. This positioning of our brand allowed us to successfully build our subscriber base of high value customers who are attracted to our differentiated services and our reputation for providing a high quality subscriber experience. The deactivation of Sprint's iDEN network in mid-2013 resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico. We continue to take actions to address these perception issues in Mexico and to reposition the Nextel brand in our markets as a quality WCDMA service provider.
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
Focusing on Major Business Centers.  Because we target high value subscribers, our operations have focused primarily on large urban markets, which have a concentration of medium to high usage business subscribers and consumers and account for a high proportion of total economic activity in each of their respective countries. We believe these markets offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. Our WCDMA networks are expected to serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. In addition, we expect to use domestic roaming agreements to cost effectively expand our service to network coverage in areas in our markets that we do not serve using our own networks.
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
As a result of our transition to the WCDMA networks in our markets other than Argentina, and with Sprint no longer supporting iDEN in the U.S. following the deactivation of its iDEN network there, the reduction in demand for iDEN network equipment is expected to make it more costly for us to continue to support those networks. We also expect that this transition and the reduction in demand for iDEN handsets will affect Motorola Mobility's ability or willingness to continue to manufacture iDEN handsets beyond their contractual obligations, which could result in an increase in our costs for those handsets, including handsets that are capable of operating on both our iDEN and WCDMA networks.
Subscriber Units in Commercial Service

As we transition to our WCDMA networks, we are able to offer a substantially broader range of services and subscriber units that support voice services, including our push-to-talk services, data services and, in many cases, both. In some instances, we offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the flexibility to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device. Because these handsets include two SIM cards and require two contracts, they are reported as two subscribers for regulatory and external reporting purposes consistent with industry practice. Accordingly, each of these dual SIM handsets that are provisioned with two separate SIM cards is included in the table below as two "Subscriber Units in Commercial Service." In addition, in July 2014, Nextel Brazil automated its deactivation and collections processes, extended the deactivation period for some of its subscriber units and aligned some of these policies with its competitors. These actions are expected to improve collections in Brazil and provide additional time to retain certain subscribers. As a result of the extension of the deactivation period, Nextel Brazil did not deactivate approximately 55 thousand subscribers during the third quarter of 2014 that would have been deactivated under the original policy.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers. The table below provides an overview of our subscriber units in commercial service on both our iDEN and WCDMA networks in the countries indicated as of December 31, 2013 and as of and for the nine months ended September 30, 2014.

	Brazil	Mexico	Argentina	Total

iDEN subscriber units	3,620.3	2,074.6	2,023.1	7,718.0
WCDMA subscriber units	337.9	1,189.9	—	1,527.8
Total subscriber units in commercial service — December 31, 2013	3,958.2	3,264.5	2,023.1	9,245.8

iDEN net subscriber losses	(360.8)	(611.1)	(73.7)	(1,045.6)
WCDMA net subscriber additions	678.9	175.9	—	854.8
Total net subscriber additions (losses)	318.1	(435.2)	(73.7)	(190.8)

Migrations from iDEN to WCDMA	317.1	487.9	—	805.0

iDEN subscriber units	2,942.4	975.6	1,949.4	5,867.4
WCDMA subscriber units	1,333.9	1,853.7	—	3,187.6
Total subscriber units in commercial service — September 30, 2014	4,276.3	2,829.3	1,949.4	9,055.0

The following table shows our customer turnover rates for subscribers on both our iDEN and WCDMA networks in the countries indicated for the nine months ended September 30, 2014.

	Brazil	Mexico	Argentina	Total
Total customer turnover (1)	2.50%	3.98%	4.44%	3.41%
iDEN customer turnover	2.63%	5.64%	4.44%	3.81%
WCDMA customer turnover	1.82%	2.47%	—	2.25%
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K.

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
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments into U.S. dollars using the average foreign currency exchange rates for the three and nine months ended September 30, 2014 and 2013. The following table presents the average foreign currency exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average foreign currency exchange rates utilized in prior periods.

	Three Months Ended September 30,
	2014	2013	Percent Change
Brazilian real	2.28	2.29	—
Mexican peso	13.10	12.92	(1)%
Argentine peso	8.30	5.59	(48)%

	Nine Months Ended September 30,
	2014	2013	Percent Change
Brazilian real	2.29	2.12	(8)%
Mexican peso	13.12	12.68	(3)%
Argentine peso	8.00	5.28	(52)%

Throughout 2013 and continuing through the third quarter of 2014, foreign currency exchange rates in Argentina depreciated in value relative to the U.S. dollar. After consecutive quarters of appreciation in foreign currency exchange rates in Brazil and Mexico, rates in the current quarter for these markets began to depreciate slightly relative to the U.S. dollar. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2013, as well as at the end of the first three quarters of 2014. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2013				2014
	March	June	September	December	March	June	September
Brazilian real	2.01	2.22	2.23	2.34	2.26	2.20	2.45
Mexican peso	12.35	13.19	13.01	13.08	13.08	13.03	13.45
Argentine peso	5.12	5.39	5.79	6.52	8.00	8.13	8.43

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and nine months ended September 30, 2013 to amounts that would have resulted if the average foreign currency rates for the three and nine months ended September 30, 2013 were the same as the average foreign currency exchange rates that were in effect for the three and nine months ended September 30, 2014; and (ii) by comparing the constant currency financial measures for the three and nine months ended September 30, 2013 to the actual financial measures for the three and nine months ended September 30, 2014. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	September 30, 2014	% of Consolidated Operating Revenues	September 30, 2013	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$864,103	93%	$1,039,767	96%	$(175,664)	(17)%	(13)%
Handset and accessory revenues	62,624	7%	45,866	4%	16,758	37%	55%
	926,727	100%	1,085,633	100%	(158,906)	(15)%	(10)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	320,860	34%	344,549	32%	(23,689)	(7)%	(3)%
Cost of handset and accessory sales	218,998	24%	209,487	19%	9,511	5%	9%
	539,858	58%	554,036	51%	(14,178)	(3)%	2%
Selling and marketing expenses	119,703	13%	133,718	12%	(14,015)	(10)%	(6)%
General and administrative expenses	286,459	31%	327,259	30%	(40,800)	(12)%	(9)%
Impairment and restructuring charges	98,092	11%	21,341	2%	76,751	NM	NM
Gain on sale of towers	(75,441)	(8)%	—	—	(75,441)	NM	NM
Depreciation and amortization	170,956	18%	177,168	17%	(6,212)	(4)%	(1)%
Operating loss	(212,900)	(23)%	(127,889)	(12)%	(85,011)	66%	116%
Interest expense, net	(130,292)	(14)%	(134,917)	(12)%	4,625	(3)%	(3)%
Interest income	13,495	2%	9,265	1%	4,230	46%	70%
Foreign currency transaction losses, net	(63,002)	(7)%	(6,117)	(1)%	(56,885)	NM	NM
Other income, net	943	—	4,490	—	(3,547)	(79)%	(79)%
Loss from continuing operations before reorganization items and income tax provision	(391,756)	(42)%	(255,168)	(24)%	(136,588)	54%	51%
Reorganization items	(58,579)	(6)%	—	—	(58,579)	NM	NM
Income tax provision	(6,418)	(1)%	(4,339)	—	(2,079)	48%	238%
Net loss from continuing operations	(456,753)	(49)%	(259,507)	(24)%	(197,246)	76%	75%
Income (loss) from discontinued operations, net of income taxes	13,306	1%	(40,434)	(4)%	53,740	(133)%	(138)%
Net loss	$(443,447)	(48)%	$(299,941)	(28)%	$(143,506)	48%	50%
_______________________________________
NM — Not Meaningful

	September 30, 2014	% of Consolidated Operating Revenues	September 30, 2013	% of Consolidated Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$2,641,339	93%	$3,511,094	96%	$(869,755)	(25)%	(17)%
Handset and accessory revenues	193,150	7%	136,705	4%	56,445	41%	67%
	2,834,489	100%	3,647,799	100%	(813,310)	(22)%	(14)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	989,213	35%	1,095,735	30%	(106,522)	(10)%	(1)%
Cost of handset and accessory sales	749,040	26%	635,525	17%	113,515	18%	28%
	1,738,253	61%	1,731,260	47%	6,993	—	10%
Selling and marketing expenses	401,750	14%	416,729	12%	(14,979)	(4)%	—
General and administrative expenses	903,987	32%	1,026,287	28%	(122,300)	(12)%	(4)%
Impairment and restructuring charges	128,320	5%	147,020	4%	(18,700)	(13)%	(13)%
Gain on sale of towers	(75,441)	(3)%	—	—	(75,441)	NM	NM
Depreciation and amortization	513,363	18%	539,442	15%	(26,079)	(5)%	3%
Operating loss	(775,743)	(27)%	(212,939)	(6)%	(562,804)	264%	230%
Interest expense, net	(390,858)	(14)%	(382,275)	(11)%	(8,583)	2%	5%
Interest income	46,333	2%	24,743	1%	21,590	87%	121%
Foreign currency transaction losses, net	(48,976)	(2)%	(74,820)	(2)%	25,844	(35)%	(24)%
Other expense, net	(2,054)	—	(8,610)	—	6,556	(76)%	(74)%
Loss from continuing operations before income tax provision	(1,171,298)	(41)%	(653,901)	(18)%	(517,397)	79%	77%
Reorganization items	(58,579)	(2)%	—	—	(58,579)	NM	NM
Income tax provision	(40,129)	(2)%	(74,727)	(2)%	34,598	(46)%	(40)%
Net loss from continuing operations	(1,270,006)	(45)%	(728,628)	(20)%	(541,378)	74%	75%
Loss from discontinued operations, net of income taxes	(172,831)	(6)%	(175,168)	(5)%	2,337	(1)%	25%
Net loss	$(1,442,837)	(51)%	$(903,796)	(25)%	$(539,041)	60%	67%
_______________________________________
NM — Not Meaningful
We continued to experience deteriorating financial and operational results in the first nine months of 2014 due to a number of factors, including the economic and competitive environments in our markets, declining local currency values, the impact of delays in the deployment and launch of services on our WCDMA networks in 2013 and the increased costs to support these networks. The delays in the deployment and launch of services on our WCDMA networks that we experienced in 2013 resulted in a significant decline in our subscriber base in Mexico and substantially lower levels of average revenue per subscriber in Brazil. As a result of these and other factors, our consolidated subscriber base decreased 5% from September 30, 2013 to September 30, 2014, and our consolidated operating revenues on a reported basis decreased 15% and 22% in the three and nine months ended September 30, 2014 compared to the same periods in 2013. Also contributing to the year-over-year declines in operating revenues were migrations of existing iDEN subscribers to lower rate service plans on our iDEN network in Brazil, which drove lower average revenue per subscriber in local currency, and declines in local currency values relative to the U.S. dollar. Consolidated operating revenues decreased 10% and 14% on a constant currency basis for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
The deployment of our WCDMA networks has enabled us to offer new and differentiated services to a larger base of subscribers, but our ability to attract customers and increase our operating revenues for services provided using these networks is tied to our ability to change customer perceptions regarding the types and quality of services we offer and our ability to develop services and rate plans that differentiate us from our competition and meet our customers' needs. With the exception of the average value of the Brazilian real, which remained stable compared to the U.S. dollar from the third quarter of 2013 to the third quarter of 2014, during the three and nine months ended September 30, 2014, the overall impact of weaker average foreign currency exchange rates, lower average revenue per subscriber in local currency and higher cost of handsets, combined with additional expenses related to the operation of both of our networks, led to an increase in our consolidated cost of revenues, selling and marketing expenses and general and administrative expenses as percentages of consolidated operating revenues compared to the three and nine months ended September 30, 2013. As a result, our operating losses increased $85.0 million and $562.8 million from the three and nine months ended September 30, 2013 to the same periods in 2014.
In the first nine months of 2014, our investments in consolidated capital expenditures were $295.2 million, which represents a 50% decrease from the same period in 2013. We plan to continue to invest in the deployment of our WCDMA networks during the remainder of 2014, with a particular focus on enhancing those networks and improving results in our largest markets of Brazil and Mexico. In some cases, we expect to rely on our roaming agreements with Telefonica to provide expanded coverage on a cost effective basis rather than investing additional capital expenditures to facilitate network expansion. In the second quarter of 2014, we launched LTE services in Rio de Janeiro, and in October 2014, we began offering similar LTE services in certain cities in Mexico. While we are continuing to invest in the future of our business, based on our spending plans, we currently expect our investments in capital expenditures for 2014, including our investments in our networks, will be lower than the levels of those investments in 2013.
We are also continuing to support our operations in Argentina while exploring strategic options such as partnerships, network sharing, and other service arrangements and asset sales to maximize Nextel Argentina's value and generate additional liquidity. Consistent with this change in emphasis, in August 2014, we completed the sale of all of the outstanding equity interests of Nextel Chile to Fucata, and in August 2013, we completed the sale of Nextel Peru to Entel.

1.	Operating revenues

Consolidated operating revenues decreased $158.9 million, or 15%, and $813.3 million, or 22%, on a reported basis from the three and nine months ended September 30, 2013 to the same periods in 2014 as a result of decreases in service and other revenues of $175.7 million, or 17%, and $869.8 million, or 25%, respectively, partially offset by increases in handset and accessory revenues of $16.8 million, or 37%, and $56.4 million, or 41%, respectively. On a constant currency basis, consolidated operating revenues decreased 10% and 14%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

The decreases in consolidated service and other revenues were largely the result of the decline in our consolidated subscriber base and decreases in consolidated average revenue per subscriber in local currency, compounded by weaker foreign currency exchange rates in Brazil for the nine months ended September 30, 2014 compared to the same period in 2013 and in Mexico and Argentina for the three and nine months ended September 30, 2014 compared to the same periods in 2013. Specifically, the combined impact of the significant decline in our subscriber base in Mexico and substantially lower levels of average revenue per subscriber in Brazil resulted in significant decreases in consolidated service and other revenues during the three and nine months ended September 30, 2014 compared to the same periods in 2013. We expect that consolidated service and other revenues for the full year ending December 31, 2014 will be significantly lower than the amount reported in 2013.

The increases in consolidated handset and accessory revenues were primarily caused by higher gross subscriber additions in Brazil resulting from the launch of our WCDMA network there last year.

2.	Cost of revenues

Consolidated cost of revenues decreased $14.2 million, or 3%, on a reported basis from the three months ended September 30, 2013 to the same period in 2014 and remained relatively stable on a reported basis from the nine months ended September 30, 2013 to the same period in 2014 despite the lower consolidated operating revenue levels primarily as a result of:

•
$17.8 million, or 15%, and $114.3 million, or 27%, decreases in consolidated interconnect costs related to lower interconnect minutes of use, primarily caused by the reduction in our consolidated subscriber base, and lower interconnect costs per minute in Brazil;

•
$10.5 million, or 33%, and $33.4 million, or 31%, decreases in consolidated service and repair costs, mostly in Brazil and Argentina, resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets; and

•
weaker foreign currency exchange rates in Brazil for the nine months ended September 30, 2014 compared to the same period in 2013 and in Mexico and Argentina for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

These decreases were partially offset by:

•
$19.1 million, or 12%, and $59.3 million, or 13%, increases in consolidated direct switch and transmitter and receiver site costs due to a 14% increase in the number of sites in service from September 30, 2013 to September 30, 2014 in connection with the deployment and expansion of our WCDMA and LTE networks in Brazil and Mexico; and

•
$9.5 million, or 5%, and $113.5 million, or 18%, increases in consolidated cost of handset and accessory sales resulting from 2% and 26% increases in gross subscriber additions in Brazil, as well as a change in the mix of handsets in Brazil and Mexico toward higher cost smartphones and other high-tier handsets.

On a constant currency basis, consolidated cost of revenues increased 2% and 10% for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 51% and 47% in the three and nine months ended September 30, 2013 to 58% and 61% in the three and nine months ended September 30, 2014 primarily as a result of the declines in operating revenues over the same periods.

3.	Selling and marketing expenses

The $14.0 million, or 10%, and $15.0 million, or 4%, decreases in consolidated selling and marketing expenses on a reported basis for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were principally caused by decreases in commissions earned by both employees and dealers, mostly in Mexico, partially offset by increases in advertising costs, mostly in Brazil. On a constant currency basis, consolidated selling and marketing expenses decreased 6% for the third quarter of 2014 compared to the same period in 2013 and remained relatively stable for the nine months ended September 30, 2014 compared to the same period in 2013.

4.	General and administrative expenses

The $40.8 million, or 12%, and $122.3 million, or 12%, decreases in consolidated general and administrative expenses on a reported basis, and 9% and 4% decreases on a constant currency basis, for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily the result of decreases in information technology costs, mostly in Mexico and at the corporate level, lower customer care expenses, mostly in Mexico, lower payroll costs related to fewer general and administrative personnel resulting from reductions in force and lower revenue-based taxes across all markets associated with the decline in Nextel Brazil and Nextel Mexico's operating revenues.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 30% and 28% in the three and nine months ended September 30, 2013 to 31% and 32% in the three and nine months ended September 30, 2014 largely as a result of the declines in operating revenues over the same periods.

5.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in the three and nine months ended September 30, 2014 primarily consisted of:

•	a $47.9 million asset impairment charge related to our decision to cease further development on one of the strategic options for the next generation of our push-to-talk services in September 2014;

•
$12.7 million and $37.8 million, respectively, in severance and related costs incurred across all of our markets resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses;

•	a $17.6 million restructuring charge in September 2014 related to the cessation of our utilization of certain network services in Brazil; and

•
$13.6 million in other asset impairment charges in the third quarter of 2014, the majority of which related to the shutdown or abandonment of certain transmitter and receiver sites in Brazil and Mexico and certain retail store closures in Brazil related to the realignment of our distribution channels.

Consolidated impairment and restructuring charges recognized in 2013 primarily related to a non-cash asset impairment charge of $85.3 million related to the discontinuation of software previously developed to support our customer relationship management systems in multiple markets and a $38.2 million non-cash charge in connection with the restructuring of our outsourcing agreements with NSN reflecting the write-off of a portion of the base contractual fees that we classified as a prepayment and that were being recognized over the life of the NSN agreements prior to their restructuring.

6.	Gain on sale of towers

In November 2013, Nextel Mexico completed the sale of 1,483 communication towers to American Tower. After the finalization of the price adjustments, Nextel Mexico began accounting for this transaction as a sale-leaseback in the third quarter of 2014 and recognized a $75.4 million gain related to the completion of the sale and leaseback of these towers.

7.	Foreign currency transaction losses

Foreign currency transaction losses of $63.0 million and $49.0 million during the three and nine months ended September 30, 2014 were largely the result of the impact of the depreciation in the value of the Brazilian real and the Mexican peso relative to the U.S. dollar on Nextel Brazil's and Nextel Mexico's U.S. dollar-denominated net liabilities.

8.	Reorganization items

Reorganization items of $58.6 million during the three and nine months ended September 30, 2014 were largely related to the write off of discounts, premiums and unamortized financing costs associated with our NII Capital Corp. and NIIT senior notes in connection with our Chapter 11 proceedings.

9.	Income tax provision

The $34.6 million, or 46%, decrease in the consolidated tax provision from the nine months ended September 30, 2013 to the same period in 2014 is primarily due to a decrease in Nextel Mexico's and Nextel Argentina's current income tax expense and the additional valuation allowance on the deferred tax assets of one of our Mexican subsidiaries that was recorded in the third quarter of 2013.

b.    Nextel Brazil

	September 30, 2014	% of Nextel Brazil’s Operating Revenues	September 30, 2013	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$435,813	91%	$465,506	95%	$(29,693)	(6)%	(7)%
Handset and accessory revenues	40,569	9%	25,446	5%	15,123	59%	59%
	476,382	100%	490,952	100%	(14,570)	(3)%	(3)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	172,345	36%	182,029	37%	(9,684)	(5)%	(6)%
Cost of handset and accessory sales	87,316	19%	67,822	14%	19,494	29%	28%
	259,661	55%	249,851	51%	9,810	4%	3%
Selling and marketing expenses	61,427	13%	47,052	10%	14,375	31%	30%
General and administrative expenses	154,375	32%	151,542	30%	2,833	2%	2%
Segment earnings	$919	—	$42,507	9%	$(41,588)	(98)%	(98)%

Nine Months Ended
Operating revenues
Service and other revenues	$1,290,531	91%	$1,641,358	96%	$(350,827)	(21)%	(15)%
Handset and accessory revenues	126,448	9%	64,110	4%	62,338	97%	113%
	1,416,979	100%	1,705,468	100%	(288,489)	(17)%	(10)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	532,852	38%	604,418	36%	(71,566)	(12)%	(5)%
Cost of handset and accessory sales	311,398	22%	158,543	9%	152,855	96%	112%
	844,250	60%	762,961	45%	81,289	11%	20%
Selling and marketing expenses	205,210	14%	142,626	8%	62,584	44%	55%
General and administrative expenses	451,896	32%	492,384	29%	(40,488)	(8)%	(1)%
Segment (losses) earnings	$(84,377)	(6)%	$307,497	18%	$(391,874)	(127)%	(130)%
Nextel Brazil represented 50% of our consolidated operating revenues for the first nine months of 2014 compared to 47% for the first nine months of 2013, and its subscribers comprised 47% of our total subscriber base as of September 30, 2014 compared to 41% as of September 30, 2013. Over the last three years, Nextel Brazil has operated in a highly competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In addition, Nextel Brazil did not begin offering full voice and data services on its WCDMA network until late in 2013, which reflected a delay from the service launch dates that we had originally planned. As a result, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors, and found it necessary to offer iDEN rate plans with lower average revenue per subscriber in order to retain customers on its iDEN network. Consequently, many iDEN customers have migrated to lower rate service plans, and new customers on the iDEN network have been and are continuing to select lower rate service plans. In addition, as of September 30, 2014, Nextel Brazil's subscriber base included approximately 230 thousand data-only subscribers, which typically generate lower levels of average revenue per subscriber. As a result of these factors, Nextel Brazil's average revenue per subscriber during the first nine months of 2014 was significantly lower than its average revenue per subscriber during the first nine months of 2013, which caused the $29.7 million and $350.8 million declines in Nextel Brazil's service and other revenues from the three and nine months ended September 30, 2013 to the same periods in 2014 despite a 10% increase in Nextel Brazil's ending subscriber base from September 30, 2013 to September 30, 2014. On a constant currency basis, Nextel Brazil's service and other revenues decreased 7% and 15%, and its average revenue per subscriber decreased 15% and 21%, in the three and nine month periods ended September 30, 2014 compared to the same periods in 2013.
During the first nine months of 2014, Nextel Brazil experienced improved WCDMA subscriber growth, which was partially offset by deactivations by iDEN subscribers, and increasing levels of WCDMA-based average revenue per subscriber. As of September 30, 2014, Nextel Brazil's WCDMA-based average revenue per subscriber for subscribers to combined voice and data plans was higher than its iDEN-based average revenue per subscriber. We believe that Nextel Brazil's launch of services on its WCDMA network, its roaming arrangements with Telefonica and its focus on network quality as a differentiator will allow Nextel Brazil to continue to enhance its service offerings and improve its competitive position. While we expect that Nextel Brazil's subscriber base will continue to grow and that its average revenue per subscriber will stabilize as its base of WCDMA subscribers grows, we expect that Nextel Brazil's service and other revenues for the year ending December 31, 2014 will be significantly lower than the amount reported in 2013 as a result of the significant year-over-year reduction in average revenue per subscriber resulting from customer migrations to lower rate service plans on its iDEN network.
During the first nine months of 2014, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro. As a result, Nextel Brazil incurred increased operating expenses to support services on both of these technologies, as well as increased cost of handset sales relating to more sales of smartphones and other high-tier handsets. These increased operating costs were partially offset by a decline in other costs, but led to a reduction in Nextel Brazil's segment earnings margin from 18% in the first nine months of 2013 to a segment loss margin of 6% in the first nine months of 2014. Nextel Brazil's capital expenditures were $138.0 million in the first nine months of 2014, which represented 47% of our consolidated capital expenditures, compared to 57% of our consolidated capital expenditures in the first nine months of 2013.
The average value of the Brazilian real remained stable compared to the U.S. dollar during the third quarter of 2014 and depreciated relative to the U.S. dollar by 8% during the nine months ended September 30, 2014 compared to the average values that prevailed during the same periods in 2013. As a result, the components of Nextel Brazil's results of operations for the nine months ended September 30, 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations for 2014 will be adversely affected relative to its reported results of operations for 2013.
Nextel Brazil’s segment earnings decreased $41.6 million, or 98%, and $391.9 million, or 127%, on a reported basis, and 98% and 130% on a constant currency basis, in the three and nine months ended September 30, 2014 compared to the same periods in 2013, as a result of the following:

1.	Operating revenues

The $29.7 million, or 6%, and $350.8 million, or 21%, decreases in service and other revenues on a reported basis in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are primarily a result of the decline in average revenue per subscriber in Nextel Brazil's iDEN subscriber base described above and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's service and other revenues decreased 7% and 15% for the three and nine month periods ending September 30, 2014 compared to the three and nine month periods ending September 30, 2013.

The $15.1 million, or 59%, and $62.3 million, or 97%, increases in handset and accessory revenues on a reported basis in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are primarily the result of 2% and 26% increases in gross subscriber additions, the majority of which related to WCDMA handset sales, over the same periods. On a constant currency basis, Nextel Brazil's handset and accessory revenues increased 59% and 113% for the three and nine month periods ending September 30, 2014 compared to the three and nine month periods ending September 30, 2013.

2.	Cost of revenues

The $9.7 million, or 5%, and $71.6 million, or 12%, decreases in cost of service on a reported basis in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are largely due to $9.7 million, or 13%, and $93.4 million, or 32%, decreases in interconnect costs related to lower mobile termination rates. The decrease in the nine month period ended September 30, 2014 compared to the same period in 2013 was also a result of lower interconnect minutes of use. These decreases were partially offset by $13.4 million, or 19%, and $35.6 million, or 17%, increases in direct switch and transmitter and receiver site costs due to a 15% increase in the number of sites in service from September 30, 2013 to September 30, 2014 in connection with the deployment and expansion of Nextel Brazil's WCDMA network and LTE upgrade.

The $19.5 million, or 29%, and $152.9 million, or 96%, increases in cost of handset and accessory sales on a reported basis from the three and nine months ended September 30, 2013 to the same periods in 2014 are largely related to the increases in gross subscriber additions discussed above, as well as a change in the mix of handsets toward higher cost smartphones and other high-tier handsets.

Nextel Brazil's cost of revenues increased as a percentage of operating revenues as a result of the more significant year-over-year decline in operating revenues described above and the higher cost of handset and accessory sales. On a constant currency basis, Nextel Brazil's total cost of revenues increased 3% and 20% in the three and nine months ended September 30, 2014 compared to the same periods in 2013.

3.	Selling and marketing expenses

The $14.4 million, or 31%, and $62.6 million, or 44%, increases in selling and marketing expenses on a reported basis, and 30% and 55% on a constant currency basis, in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are largely due to higher advertising costs resulting from new marketing campaigns in connection with our efforts to increase awareness of Nextel Brazil as a next generation service provider and increases in commissions resulting from higher gross subscriber additions, as well as an increase in average commission per gross subscriber addition.

4.	General and administrative expenses

The $40.5 million, or 8%, decrease in general and administrative expenses on a reported basis, and 1% on a constant currency basis, from the nine months ended September 30, 2013 to the same period in 2014 is primarily due to lower payroll costs related to fewer general and administrative personnel resulting from a reduction in force and a decrease in revenue-based taxes associated with the decline in operating revenues described above.

c.    Nextel Mexico

	September 30, 2014	% of Nextel Mexico's Operating Revenues	September 30, 2013	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$336,331	97%	$432,674	98%	$(96,343)	(22)%	(21)%
Handset and accessory revenues	11,089	3%	9,349	2%	1,740	19%	20%
	347,420	100%	442,023	100%	(94,603)	(21)%	(20)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	123,031	35%	122,112	28%	919	1%	2%
Cost of handset and accessory sales	112,900	33%	122,134	28%	(9,234)	(8)%	(6)%
	235,931	68%	244,246	56%	(8,315)	(3)%	(2)%
Selling and marketing expenses	44,929	13%	68,455	15%	(23,526)	(34)%	(33)%
General and administrative expenses	64,744	18%	97,192	22%	(32,448)	(33)%	(32)%
Segment earnings	$1,816	1%	$32,130	7%	$(30,314)	(94)%	(94)%

Nine Months Ended
Operating revenues
Service and other revenues	$1,063,578	97%	$1,426,331	98%	$(362,753)	(25)%	(23)%
Handset and accessory revenues	32,498	3%	32,403	2%	95	—	4%
	1,096,076	100%	1,458,734	100%	(362,658)	(25)%	(22)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	377,511	34%	369,800	25%	7,711	2%	6%
Cost of handset and accessory sales	388,646	36%	413,202	28%	(24,556)	(6)%	(3)%
	766,157	70%	783,002	53%	(16,845)	(2)%	1%
Selling and marketing expenses	155,146	14%	220,890	15%	(65,744)	(30)%	(27)%
General and administrative expenses	234,611	21%	282,089	20%	(47,478)	(17)%	(14)%
Segment (losses) earnings	$(59,838)	(5)%	$172,753	12%	$(232,591)	(135)%	(136)%
Nextel Mexico represented 39% and 40% of our consolidated operating revenues in the first nine months of 2014 and 2013, respectively, and comprised 31% of our consolidated subscriber base as of September 30, 2014 compared to 38% as of September 30, 2013.
Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by the insufficient capacity of Nextel Mexico's WCDMA network to handle the number of subscribers that migrated from service on our iDEN network to service on our WCDMA network, as well as the inability of our customer operations to respond to problems encountered by those subscribers. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico, which has made it more difficult for us to attract and retain subscribers. As a result, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, resulting in a 23% reduction in Nextel Mexico's ending subscriber base from September 30, 2013 to September 30, 2014.
Over the course of the last year, Nextel Mexico has experienced deteriorating financial and operational results due to these and other factors, including the economic and competitive environments in Mexico. As a result, Nextel Mexico's operating revenues decreased 21% and 25% on a reported basis for the three and nine months ended September 30, 2014 compared to the same periods in 2013. On a constant currency basis, Nextel Mexico's operating revenues decreased 20% and 22%, and its average revenue per subscriber decreased 1% in the nine month period ended September 30, 2014 compared to the same period in 2013, primarily as a result of subscriber migrations to lower rate service plans, particularly for iDEN subscribers. However, as a result of service plan offerings designed to encourage subscribers' migration to new WCDMA handsets, Nextel Mexico's average revenue per subscriber increased 2% on a constant currency basis in the third quarter of 2014 compared to the same period in 2013.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers, including improving its retail distribution channels, launching awareness campaigns to inform subscribers of the improvements to its WCDMA network and new service plan offerings. Despite these efforts, the negative perception of our services in Mexico has continued to have an adverse impact on our ability to attract new customers or sell additional services to our existing customers and on our existing subscribers' willingness to remain on our iDEN network or to make the transition to service on our WCDMA network, which has resulted in further increases in subscriber deactivations and could result in further deactivations in the future. As a result of its smaller subscriber base, we expect that Nextel Mexico's service and other revenues for the year ending December 31, 2014 will be significantly lower than the amount reported in 2013.
The average value of the Mexican peso depreciated relative to the U.S. dollar by 1% and 3% for the three and nine months ended September 30, 2014 compared to the average values that prevailed during the same periods in 2013. As a result, the components of Nextel Mexico's results of operations for the three and nine months ended September 30, 2014, after translation into U.S. dollars, reflect slightly lower revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not depreciated relative to the U.S. dollar.
Nextel Mexico’s segment earnings decreased $30.3 million, or 94%, and $232.6 million, or 135%, on a reported basis, and 94% and 136% on a constant currency basis, in the three and nine months ended September 30, 2014 compared to the same periods in 2013, as a result of the following:

1.	Operating revenues

The $96.3 million, or 22%, and $362.8 million, or 25% decreases in service and other revenues on a reported basis, and 21% and 23% on a constant currency basis, in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are primarily due to the 23% reduction in Nextel Mexico's subscriber base from September 30, 2013 to September 30, 2014.

2.	Selling and marketing expenses

The $23.5 million, or 34%, and $65.7 million, or 30%, decreases in selling and marketing expenses on a reported basis, and 33% and 27% decreases on a constant currency basis, in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are primarily the result of lower indirect commissions resulting from 10% and 33% decreases in indirect gross subscriber additions, as well as a decrease in average commission per gross subscriber addition, and lower advertising costs.

3.	General and administrative expenses

The $32.4 million, or 33%, and $47.5 million, or 17%, decreases in general and administrative expenses on a reported basis, and 32% and 14% decreases on a constant currency basis, in the three and nine months ended September 30, 2014 compared to the same periods in 2013 are primarily the result of decreases in information technology costs, lower customer care expenses associated with Nextel Mexico's smaller subscriber base and lower payroll costs related to fewer general and administrative personnel resulting from a reduction in force.

d.     Nextel Argentina

	September 30, 2014	% of Nextel Argentina's Operating Revenues	September 30, 2013	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$92,076	89%	$141,687	90%	$(49,611)	(35)%	(4)%
Handset and accessory revenues	10,966	11%	16,483	10%	(5,517)	(33)%	(1)%
	103,042	100%	158,170	100%	(55,128)	(35)%	(3)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	25,704	25%	40,518	26%	(14,814)	(37)%	(6)%
Cost of handset and accessory sales	18,605	18%	24,695	16%	(6,090)	(25)%	12%
	44,309	43%	65,213	42%	(20,904)	(32)%	1%
Selling and marketing expenses	12,761	12%	15,537	10%	(2,776)	(18)%	22%
General and administrative expenses	31,867	31%	40,913	25%	(9,046)	(22)%	16%
Segment earnings	$14,105	14%	$36,507	23%	$(22,402)	(61)%	(43)%

Nine Months Ended
Operating revenues
Service and other revenues	$289,627	89%	$443,833	91%	$(154,206)	(35)%	(1)%
Handset and accessory revenues	34,204	11%	45,322	9%	(11,118)	(25)%	14%
	323,831	100%	489,155	100%	(165,324)	(34)%	—
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	79,222	24%	121,954	25%	(42,732)	(35)%	(2)%
Cost of handset and accessory sales	51,276	16%	67,742	14%	(16,466)	(24)%	15%
	130,498	40%	189,696	39%	(59,198)	(31)%	4%
Selling and marketing expenses	36,225	11%	45,111	9%	(8,886)	(20)%	22%
General and administrative expenses	94,718	30%	123,658	25%	(28,940)	(23)%	16%
Segment earnings	$62,390	19%	$130,690	27%	$(68,300)	(52)%	(28)%
Nextel Argentina comprised 11% of our consolidated operating revenues in the first nine months of 2014 compared to 13% for the same period in 2013, and represented 22% and 21% of our total subscriber base as of September 30, 2014 and 2013, respectively. A significant portion of Nextel Argentina's subscriber base as of September 30, 2014 represented subscribers who are utilizing prepaid service plans that generate lower average monthly revenues per subscriber unit. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future periods. The higher inflation rate has affected revenues earned and costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations will continue to be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by some of its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate during the first nine months of 2014 compared to the same period in 2013 as its customers were targeted by competitors’ aggressive offers that include a broader range of services that are supported by competitors' networks.
The average value of the Argentine peso for the three and nine months ended September 30, 2014 depreciated relative to the U.S. dollar by 48% and 52% compared to the average values that prevailed during the same periods in 2013. As a result, the components of Nextel Argentina's results of operations for the three and nine months ended September 30, 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further depreciation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings decreased $22.4 million, or 61%, and $68.3 million, or 52%, in the three and nine months ended September 30, 2014 compared to the same periods in 2013, and generated a segment earnings margin of 19% in the first nine months of 2014 compared to 27% in the first nine months of 2013, primarily as a result of the significant depreciation in the value of the Argentine peso relative to the U.S. dollar. On a constant currency basis, Nextel Argentina's segment earnings decreased 43% and 28% in the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily as a result of higher overall costs resulting from higher inflation rates.

e.    Corporate

	September 30, 2014	September 30, 2013	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$102	$9	$93	NM
Selling and marketing expenses	610	2,674	(2,064)	(77)%
General and administrative expenses	37,009	38,930	(1,921)	(5)%
Segment losses	$(37,517)	$(41,595)	$4,078	(10)%

Nine Months Ended
Operating revenues
Service and other revenues	$253	$9	$244	NM
Selling and marketing expenses	5,247	8,102	(2,855)	(35)%
General and administrative expenses	127,259	132,197	(4,938)	(4)%
Segment losses	$(132,253)	$(140,290)	$8,037	(6)%
Segment losses decreased $4.1 million, or 10%, and $8.0 million, or 6%, in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to $1.9 million, or 5%, and $4.9 million, or 4%, decreases in general and administrative expenses largely resulting from reduced payroll expenses related to fewer general and administrative personnel and lower information technology costs. General and administrative expenses for the three and nine months ended September 30, 2014 also included $9.4 million and $22.6 million, respectively, in consulting costs and other professional fees incurred in connection with our exploration of strategic and restructuring options and in preparation for our Chapter 11 filing.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of September 30, 2014, we had a working capital deficit, which is defined as total current assets less total current liabilities, of $0.3 million. As of December 31, 2013, our working capital was $1,461.6 million. The decrease in our working capital was primarily a result of the reclassification of the balances of our local bank loans in Brazil and our equipment financing facilities in Brazil and Mexico as current liabilities in our condensed consolidated balance sheet. As of September 30, 2014, our working capital included $641.5 million in cash and cash equivalents, of which $9.0 million was held by Nextel Brazil, $155.4 million was held by Nextel Mexico and $200.2 million was held by NIIT. Approximately $124.4 million in cash and cash equivalents was held by Nextel Argentina, the majority of which is denominated in Argentine pesos and remains subject to Argentina’s foreign currency controls and to fluctuations in foreign currency exchange rates. In addition, as of September 30, 2014, $265.4 million of our cash and cash equivalents was held in currencies other than U.S. dollars, with 58% of that amount held in Mexican pesos and 39% of that amount held in Argentine pesos. As of September 30, 2014, our working capital also included $98.3 million in short-term investments, which was held in Brazilian reais. In addition, as of September 30, 2014, we had $131.0 million in deposits securing certain performance bonds relating to our obligations to deploy our spectrum in Brazil, which are recorded as long-term other assets in our condensed consolidated balance sheet.
A substantial portion of our cash and cash equivalents is held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar. Our current sources of funding include our cash, cash equivalent and short-term investment balances.
Cash Flows

	Nine Months Ended September 30,		Change
	2014	2013
	(in thousands)
Cash and cash equivalents, beginning of period	$1,730,335	$1,364,953	$365,382
Net cash used in operating activities	(796,173)	(102,717)	(693,456)
Net cash used in investing activities	(170,686)	(487,366)	316,680
Net cash (used in) provided by financing activities	(84,499)	823,731	(908,230)
Effect of exchange rate changes on cash and cash equivalents	(40,923)	(38,501)	(2,422)
Change in cash and cash equivalents related to discontinued operations	3,448	10,407	(6,959)
Cash and cash equivalents, end of period	$641,502	$1,570,507	$(929,005)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $796.2 million of cash in our operating activities during the first nine months of 2014, a $693.5 million increase from the same period in 2013, primarily due to increased operating losses, $125.5 million related to the prepayment of certain costs associated with our roaming arrangements with Telefonica in Brazil and Mexico and higher interest expense related to the senior notes we issued in 2013.

We used $170.7 million of cash in our investing activities during the first nine months of 2014, primarily due to $514.2 million in cash capital expenditures and $131.0 million in deposits to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, partially offset by $517.6 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $487.4 million of cash in our investing activities during the first nine months of 2013, primarily due to $513.1 million in cash capital expenditures and $152.8 million in net purchases of investments, partially offset by $355.5 million in proceeds from the sale of Nextel Peru.

We used $84.5 million of cash in our financing activities during the first nine months of 2014, largely due to $98.5 million in repayments of capital leases, primarily in connection with the sale of our corporate jet, and other borrowings, partially offset by $14.6 million in borrowings under our equipment financing facilities and other borrowings. Our financing activities provided us with $823.7 million of cash during the first nine months of 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, partially offset by $621.8 million used to repay our bank loan in Mexico, one of our bank loans in Brazil and our equipment financing facility in Chile and $37.4 million to repay our import financing loans in Brazil.

Future Capital Needs and Resources

Over the course of the last three years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of local currencies, the impact of delays in the deployment and launch of services on our WCDMA networks in 2013, which delayed our ability to generate subscriber growth and revenues on those networks, and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results over the course of the last year, and as a result, we ended the third quarter of 2014 with a significantly smaller subscriber and revenue base than was necessary to reach the scale required to generate positive operating income. We plan to continue to invest in the deployment of our WCDMA networks during the remainder of 2014, with a particular focus on enhancing those networks and improving results in our largest markets of Brazil and Mexico. In some cases, we expect to rely on our roaming agreements with Telefonica to provide expanded coverage on a cost effective basis rather than investing additional capital expenditures to facilitate network expansion. While we are continuing to invest in the future of our business, based on our spending plans, we currently expect our investments in capital expenditures for 2014, including our investments in our networks, will be lower than the levels of those investments in 2013.

On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT, filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. On October 8, 2014, four additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.
The circumstances leading to our decision to seek relief under Chapter 11, including those described above and their impact on our business, in combination with the impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. Although we continue to engage in discussions with our creditors in an effort to reach an agreement regarding the terms of a potential plan of reorganization that would allow us to restructure our debt obligations and emerge from the Chapter 11 process, no such agreement has been reached. We also continue to concurrently evaluate other strategic alternatives that could be pursued either in conjunction with or independently of a restructuring of our debt obligations. See "— Business Update" and "— Future Outlook, Liquidity Plans and Going Concern" for further information.
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
Due to the combined impact of the commencement of the Chapter 11 cases relating to NII Holdings, Inc. and certain of its non-operating subsidiaries, our recent and projected results of operations and other factors, our access to the capital markets is likely to be limited or nonexistent. See “Item 1A. Risk Factors — 5. We are dependent on external sources of capital to meet our long-term funding needs and debt service requirements, and our financial condition could negatively impact our access to funding. If we are unable to obtain funding when needed and on terms acceptable to us, our business and liquidity will be adversely affected and we may not be able to meet our debt obligations.” in our annual report on Form 10-K for the year ended December 31, 2013 and Item 1A. Risk Factors included at the end of this quarterly report on Form 10-Q. The debtors' access to additional funding will also be subject to the approval of the Bankruptcy Court while they remain in the Chapter 11 proceedings, and we believe that our ability to secure significant additional funding will be conditioned upon our emergence from those proceedings pursuant to a confirmed plan of reorganization.
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
As of September 30, 2014, as a result of our Chapter 11 filing, we reclassified our NII Capital Corp. and NIIT senior notes as liabilities subject to compromise in our condensed consolidated balance sheet. See Note 2 to our condensed consolidated financial statements for further information. In addition, as a result of our noncompliance with certain financial covenants described below, we reclassified the principal amount outstanding under our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil as current liabilities in our condensed consolidated balance sheet as of September 30, 2014. Other than these reclassifications, during the three and nine months ended September 30, 2014, there were no material changes to our total contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2013.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $295.2 million for the first nine months of 2014 and $589.1 million for the first nine months of 2013.
In light of the liquidity issues we face, we have reduced both our operating expenses and our investments in capital expenditures, including making substantial reductions to our network development and deployment efforts. We expect these efforts to conserve our cash resources to continue for at least the remainder of 2014.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to deploy our WCDMA networks and our planned LTE upgrades;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

•
the number of additional transmitter and receiver sites we build in order to increase system capacity, maintain system quality and meet our regulatory requirements, as well as the costs associated with the installation of network infrastructure and switching equipment; and

•	the costs we incur in connection with non-network related information technology projects.
Our future capital expenditures may also be affected by future technology improvements, technology choices and our available capital.
Future Outlook, Liquidity Plans and Going Concern.  We plan to use our available funding to finance our business plan. However, based on our current financial results, it is probable that we will be unable to meet our financial obligations beyond mid-2015 unless we successfully complete the amendments to our equipment financing facilities in Brazil and Mexico and our local bank loans in Brazil, consummate a sale of Nextel Argentina and achieve improvements in our operating results. In addition, we anticipate that, in order to emerge from the Chapter 11 proceedings, it will be necessary for us to secure additional funding to support our business.
Our current circumstances, together with the restrictions in our current financing arrangements and/or general conditions in the financial and credit markets would be expected to make it more difficult to obtain funding for our business. If available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Moreover, the debtors' access to additional funding will be subject to the approval of the Bankruptcy Court while they remain in the Chapter 11 proceedings, and we believe that our ability to secure significant additional funding will be conditioned upon our emergence from those proceedings pursuant to a confirmed plan of reorganization. Our inability to obtain suitable financing when it is required for these and other reasons could, among other things, negatively impact our results of operations and liquidity and result in our inability to implement our current or future business plans.
We intend to continue reducing our investment in capital expenditures, including our investments in our networks, below the level we invested in 2013. Our current business plan assumes that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA network in Brazil. We also assume that we will be able to stabilize our business in Mexico and achieve a partial reversal of the subscriber loss trends we have experienced recently. However, given the factors that have negatively affected our business, the difficulties associated with predicting our ability to overcome these factors and the uncertainty regarding our ability to confirm a plan of reorganization that would allow us to successfully restructure our debt obligations and emerge from the Chapter 11 proceedings, there can be no assurance that we will be able to achieve these results.
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

•
our scheduled debt service obligations relating to financing that is not expected to be restructured in the Chapter 11 proceedings and our current expectations regarding the treatment of certain of our debt obligations pursuant to a plan of reorganization that may be confirmed in those proceedings;

•	our other contractual obligations;

•	the costs associated with the Chapter 11 proceedings; and

•	cash income and other taxes.
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if we are unable to confirm a plan of reorganization and emerge from the Chapter 11 proceedings;

•	if our plans change;

•
if we are not able to renegotiate or secure waivers for certain financial covenants in our existing debt obligations and if the lenders are unwilling to waive or otherwise amend such covenants to address any noncompliance and elect to accelerate payment under any of the related debt obligations (see "Maintenance Covenants Under Financing Agreements" below);

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

Maintenance Covenants Under Financing Agreements. As a result of the negative impact of the factors discussed above on our results of operations, as of the last measurement date of June 30, 2014, we were not in compliance with certain financial covenants in our equipment financing facilities in Brazil and Mexico that we are required to meet semiannually, calculated as of June 30 and December 31 of each year. In June 2014, the lender under these equipment financing facilities waived the requirement that we comply with the financial covenants for the June 30, 2014 measurement date. As of September 30, 2014, we had $713.0 million principal amount outstanding under these equipment financing facilities. Because we expect that, absent a waiver or amendment, we will be unable to meet the financial covenants in these equipment financing facilities as of the next compliance date on December 31, 2014, we classified the principal amounts outstanding under these facilities as current liabilities in our condensed consolidated balance sheet as of September 30, 2014. We are actively involved in discussions with the lender under our equipment financing facilities with respect to proposed amendments to those facilities that would address these financial covenant compliance issues. However, there is no guarantee that the lender of our equipment financing facilities will provide additional waivers or agree to amendments to those facilities that would address our failure to comply with the financial covenants. In addition, under the terms of the waivers that we received, we are not permitted to borrow the additional amounts that were available under these facilities at the time the waiver was granted, and it is unlikely that we will be permitted to borrow those amounts in the future.
As of June 30, 2014, we were not in compliance with the net debt financial covenants included in Nextel Brazil's local bank loans that we are required to meet semiannually, calculated as of June 30 and December 31 of each year. In September 2014, the lender of one of our bank loans in Brazil waived the requirement that we comply with the financial covenants under that loan for the June 30, 2014 measurement date. As of September 30, 2014, Nextel Brazil had a total of $385.8 million principal amount outstanding under its bank loans. Because of our noncompliance at the June 30 measurement date, and because we expect that, absent a waiver or amendment, we will be unable to meet the financial covenants in these bank loans as of the next compliance date on December 31, 2014, we classified the principal amounts outstanding under these local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2014. We are actively engaged in discussions with the lenders under our local bank loans in Brazil with respect to potential waivers and amendments to the terms of the related agreements that would address these financial covenant compliance issues. However, there is no guarantee that the lenders of Nextel Brazil's local bank loans will provide additional waivers or agree to amendments to those facilities that would address our failure to comply with the financial covenants.

Intercompany Transactions. In the past, we have entered into intercompany loans with some of our subsidiaries for cash management purposes. As of September 30, 2014, these long-term intercompany loans included $2.7 billion principal amount, plus accrued interest, owed by NII Holdings, Inc. to NII Capital Corp. and $644.0 million principal amount, plus accrued interest, owed by NIIT to NII Capital Corp, both of which are considered subject to compromise. These intercompany loans also included $1,123.3 million principal amount, plus accrued interest, owed by Nextel Brazil to NIIT, which is eliminated within the non-guarantor subsidiaries column in the condensed consolidating balance sheets included in Note 12 to our condensed consolidated financial statements. In some instances, these intercompany obligations are subordinated to other third-party obligations of the borrower. We also have intercompany agreements in place to transfer costs and expenses paid by one entity on behalf of others, including intercompany management, royalty and equity recharge agreements. As of September 30, 2014, approximately $61.9 million in intercompany payables were due to NII Holdings, Inc. and one of our corporate subsidiaries pursuant to these agreements.

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
On April 10, 2014, the FASB issued new authoritative guidance surrounding discontinued operations and disclosures of components of an entity, which updates the definition of discontinued operations. Going forward only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity's operations and financial results will be reported as discontinued operations in a company's financial statements. The new standard is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and early adoption is permitted. We intend to adopt this standard in the first quarter of 2015. We do not expect the adoption of this standard to have a material impact on our financial statements.
On August 27, 2014, the FASB issued new authoritative guidance surrounding the evaluation and disclosures of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to perform an assessment of going concern and, under certain circumstances, disclose information regarding this assessment in the footnotes to the financial statements.  The new standard is effective for periods beginning after December 15, 2016. We intend to adopt this standard in the first quarter of 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part I, Item 1A. "Risk Factors” of our annual report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this quarterly report on Form 10-Q. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•
beliefs and assumptions regarding our ability to continue as a going concern, including our ability to successfully confirm a plan of reorganization that would restructure certain of our debt obligations to address our liquidity issues and allow the debtors to emerge from the Chapter 11 proceedings, or to execute one or more strategic transactions either as part of such a plan of reorganization or otherwise;

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

•
our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth as necessary, increased system usage rates and growth or to successfully deploy new systems that support those functions;

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

•
other risks and uncertainties described in our annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” in this quarterly report and, from time to time, in our reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three and nine months ended September 30, 2014, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2013.

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
As of September 30, 2014, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting in our Brazil segment.
Brazil Segment Material Weakness
We identified a material weakness as a result of control deficiencies in our Brazil segment impacting our ability to prevent or detect misstatements on a timely basis. The material weakness is the result of insufficient resources in our Brazil segment accounting department, inconsistent execution of controls and inadequate management review of certain control activities.
In light of the Brazil segment material weakness, we performed additional procedures, including reviews and validations by groups other than those performing the financial close procedures in our Brazil segment, to ensure that our financial results are not materially misstated.
Plan for Remediation of Brazil Segment Material Weakness
In order to remediate the Brazil segment material weakness, the Company, led by our chief financial officer and our principal accounting officer, is taking the following actions:

•
reassessing the organizational structure within the Brazil segment to properly align roles and responsibilities in order to ensure that we have an adequate complement of properly trained personnel with appropriate skills and experience;

•	providing U.S. GAAP training to the accounting department staff in our Brazil segment; and

•	increasing the level of involvement and oversight from the corporate office until the organizational structure in Brazil is finalized.
Changes in Internal Control over Financial Reporting
Except for the material weakness discussed above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. On September 22, 2014, the judge issued an order staying all proceedings against the Company following the Company's petition for relief under Chapter 11. On October 6, 2014, the Company's motion to dismiss was denied, and the case is currently continuing as to the remaining individual defendants. The Company and the named individuals will continue to vigorously defend themselves in this matter.
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; II International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; and NII Mercosur, LLC. The debtors continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s other subsidiaries, including its operating subsidiaries in Brazil, Mexico and Argentina, are not debtors in the Chapter 11 case. As a result of the bankruptcy proceedings, the pending litigation against the debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 proceedings, no party can take further actions to recover pre-petition claims against the Company.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
For information on our various loss contingencies, see Note 9 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated February 28, 2014, as updated by our quarterly report on Form 10-Q for the three months ended June 30, 2014, dated August 11, 2014, except for the following:

1.
The filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code will subject the Company to a number of risks and uncertainties and may have an adverse effect on the Company’s liquidity, results of operations, brand or business prospects, and any plan of reorganization implemented in the bankruptcy proceeding is expected to provide that holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, would be entitled to no recovery and that those claims and interests would be canceled for little or no consideration.

On September 15, 2014, NII Holdings, Inc. and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11. As a result of this filing, our operations could be adversely affected, and there can be no assurances as to the length of the bankruptcy proceeding or whether any plan of reorganization will be approved by our creditors and confirmed by the Bankruptcy Court. While we expect to continue normal operations, upon commencement of the bankruptcy proceeding, transactions outside the ordinary course of business require Bankruptcy Court approval, which may limit our ability to timely respond to certain events or to take advantage of certain opportunities. The impact of the bankruptcy proceeding cannot be accurately predicted or quantified, and during the bankruptcy proceedings, we will be subject to additional risks and uncertainties relating to:

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the bankruptcy proceedings from time to time;

•	our ability to obtain creditor and Bankruptcy Court approval for, and then to consummate, a plan of reorganization to emerge from bankruptcy;

•	our ability to attract and retain customers who may be unwilling to conduct business with us as a result of the bankruptcy proceedings;

•	our ability to obtain and maintain acceptable terms with vendors and service providers and to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	our ability to execute transactions outside of the normal course of business; and

•	our ability to execute our business plan.

In addition, we currently expect that, under any plan of reorganization implemented in the bankruptcy proceedings, the holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, will not be entitled to any recovery and that those claims and interests will be canceled for no consideration.

2.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timing of our financial reporting.

As described in Part I. Item 4. Controls and Procedures included in this quarterly report on Form 10-Q, we disclosed a material weakness in internal control over financial reporting related to control deficiencies in our Brazil segment resulting from insufficient resources in our Brazil segment accounting department, inconsistent execution of controls and inadequate management review of certain control activities. As a result, we disclosed in this quarterly report on Form 10-Q that as of September 30, 2014, we did not design or maintain effective internal control over financial reporting in our Brazil segment. Our efforts to remediate these deficiencies are ongoing and include reassessing the organizational structure within the Brazil segment, providing U.S. GAAP training to the accounting department staff in our Brazil segment and increasing the level of involvement and oversight from the corporate office.

Our inability to maintain effective internal control over financial reporting, as described above, combined with issues or delays in implementing the improvements described herein, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2014 - July 31, 2014	1,525	(1)	$0.71	1,525
August 1, 2014 - August 31, 2014	—		—	—
September 1, 2014 - September 30, 2014	—		—	—
Total	1,525	(1)	0.71	1,525	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 3.	Defaults Upon Senior Securities.

On August 15, 2014, we elected not to pay approximately $118.8 million in interest due on the senior notes issued by NII Capital Corp. and NIIT. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg domiciled subsidiaries, including NII Capital Corp. and NIIT filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. Under certain provisions of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the debtors' estates. Absent an order of the Bankruptcy Court, these pre-petition liabilities will be subject to the claims resolution processes in the Chapter 11 cases and the terms of any plan of reorganization confirmed by the Bankruptcy Court.

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
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ESTEBAN NARANJO

Esteban Naranjo
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: November 10, 2014

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
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.