Form 10-K
period 2014-12-31
NII HOLDINGS INC
filed 2015-03-10
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-32421
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1875 Explorer Street, Suite 800 Reston, Virginia (Address of principal executive offices)	20190 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014: $94,798,954
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 28, 2015
Common Stock, $0.001 par value per share	172,363,259

NII HOLDINGS, INC.

PART I

Item 1.	Business

Corporate History

We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 1875 Explorer Street, Suite 800, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico and Nextel Argentina. For financial information about our operating companies, see Note 15 to our consolidated financial statements included at the end of this annual report on Form 10-K.
Except as otherwise indicated, all amounts are expressed in United States, or U.S., dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S.

Business Update

Chapter 11 Filing
On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and Nextel International Telecom, S.C.A, or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.

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

On November 24, 2014, certain of the holders of the senior notes issued by NII Capital Corp. and NIIT, certain other creditors and the official committee of unsecured creditors appointed in the Chapter 11 cases, which we refer to as the Committee, reached agreement regarding the terms of a plan of reorganization, which we refer to as the Original Plan, and the debtors, consenting parties and the Committee entered into a plan support agreement, which we refer to as the Original PSA, that governed the respective parties' obligations in connection with the formulation and filing of, and the solicitation of votes with respect to, the Original Plan. The Original Plan and a related disclosure statement were filed with the Bankruptcy Court on December 22, 2014. As described below, on January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T, Inc., or AT&T, for the sale of our Mexico operations, which we refer to as Nextel Mexico. The agreement to sell Nextel Mexico is inconsistent with the terms of the Original PSA and the Original Plan, and as a result, NII Holdings, Inc. exercised its right to terminate the Original PSA.

On March 5, 2015, certain of the debtors, holders of approximately $1.93 billion, or 70%, of the senior notes issued by NII Capital Corp. and approximately $1.15 billion, or 72%, of the senior notes issued by NIIT, which we refer to collectively as the Consenting Creditors, and the Committee reached agreement regarding the terms of a revised plan of reorganization, which we refer to as the Revised Plan, that takes into account the impact of, and is contingent upon, the sale of Nextel Mexico. Certain debtors, the Consenting Creditors and the Committee entered into a Revised PSA that governs the respective parties' obligations in connection with the formulation, filing and solicitation of votes with respect to the Revised PSA. The Revised Plan will provide for, among other things, the distribution of a portion of the net proceeds of the sale of Nextel Mexico to holders of the senior notes issued by NII Capital Corp. and NIIT and for the conversion of the remaining balance of these senior notes into equity interests in the reorganized company. The Revised Plan will also include a settlement of certain estate claims and claims related to the purported release of certain guarantees of our NII Capital Corp. senior notes due 2016 and 2019. The terms of the Revised PSA do not provide for any return of value to equity holders. In addition, the Revised PSA requires, among other things, (i) the plan proponents to file and solicit votes on the Revised Plan; (ii) the consenting parties to vote in favor of and otherwise support the Revised Plan; and (iii) the parties thereto to use commercially reasonable efforts to obtain confirmation of the Revised Plan and consummate the transactions contemplated under the plan term sheet that is part of the Revised PSA. The Revised PSA may be terminated under various circumstances, including if the Revised Plan is not confirmed or is not confirmed by specified dates.

The Revised PSA also contemplates that certain of our creditors will provide up to $350.0 million in bridge loan financing while our Chapter 11 case is pending that would remain outstanding in order to provide us with the additional liquidity necessary to fund our business plan until the sale of Nextel Mexico is completed.

Proposed Sale of Mexico Operations

On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico. The purchase agreement provides for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances, on the closing date and subject to other specified adjustments.

The purchase agreement provides that approximately $32.0 million of the purchase price will be deposited and held in escrow to secure specified obligations of AT&T under the purchase agreement. The purchase agreement also provides that $187.5 million of the purchase price will be held in escrow for two years in case of breaches by Nextel Mexico of representations, warranties and covenants.

The sale transaction is being implemented pursuant to Section 363 of the Bankruptcy Code and is subject to higher or better offers in accordance with bidding procedures approved by, and under the supervision of, the Bankruptcy Court. AT&T may terminate the purchase agreement if the hearing before the Bankruptcy Court with respect to the sale does not occur by March 23, 2015. The successful bidder in the auction process contemplated by the bidding procedures will be required to complete the transactions contemplated by the purchase agreement in accordance with its terms. In addition, if AT&T is not the successful bidder, NII Holdings will be required to pay AT&T a termination fee equal to approximately $32.0 million, reimburse up to $10.0 million of AT&T's expenses and return the deposit.

Completion of the sale is subject to several conditions, including: (i) the Bankruptcy Court having entered all appropriate orders; (ii) obtaining all required governmental approvals; (iii) the absence of a material adverse effect on Nextel Mexico; and (iv) certain other customary conditions. Assuming the successful sale of Nextel Mexico, we plan to focus our financial and other resources on our core operation in Brazil. We expect the sale transaction to be completed by mid-2015.

Argentina, Peru and Chile Operations

In an effort to focus our capital resources on our key markets, in August 2014, our wholly-owned subsidiaries, NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., or Fucata, for a de minimus amount. In connection with the sale of Nextel Chile to Fucata, we have reported Nextel Chile as a discontinued operation in this annual report on Form 10-K. Accordingly, we have reclassified Nextel Chile's results of operations for all periods presented to reflect Nextel Chile as discontinued operations. Unless otherwise noted, amounts included in this annual report on Form 10-K exclude amounts attributable to the discontinued operations of Nextel Chile and Nextel del Peru, S.A., or Nextel Peru, which we sold to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, in August 2013. While we continue to support our operation in Argentina, in light of our results of operations and this change in emphasis, we are actively pursuing strategic options such as partnerships, service arrangements and asset sales in an effort to maximize Nextel Argentina's value.

Business Overview

We provide wireless communication services under the NextelTM brand. Historically, our services were targeted to meet the needs of business customers and individuals who used our services to meet both professional and personal needs. With the deployment of our wideband code division multiple access, or WCDMA, networks in our markets, our target market has expanded to include both business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico and Argentina, with our principal operations located in major business centers and related transportation corridors of these countries. We provide services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil and Mexico serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. We also utilize roaming arrangements to expand the geographic coverage of our WCDMA-based services in Brazil and Mexico.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide mobile services on our 800 megahertz, or MHz, spectrum holdings in all of our markets. Our next generation networks utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. We also offer long-term evolution, or LTE, services in Rio de Janeiro in Brazil and in certain cities in Mexico. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone voice service;

•	wireless data services, including text messaging services, mobile internet services and email services;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services outside of our coverage areas.
The deployment and expansion of our WCDMA networks in Brazil and Mexico enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. In the second quarter of 2014, we launched LTE services in Rio de Janeiro, and during the fourth quarter of 2014, we began offering similar LTE services in certain cities in Mexico. We also offer service on our iDEN network in Argentina and continue to provide services on our iDEN networks in Brazil and Mexico.
As a result of our transition to WCDMA and LTE-based networks, we are able to offer a substantially broader range of services and devices that support our services, including our push-to-talk services, data services and, in some cases, both. For example, our Prip service, which is currently available in Brazil and Mexico, expands the availability of our push-to-talk services to a wider range of handsets.
Our transition to standards-based technologies also gives us more flexibility to offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
As illustrated in the table below, as of December 31, 2014, our operating companies had about 9.2 million subscriber units in commercial service, which represented a decrease of about 61 thousand, or 1%, from December 31, 2013. We refer to these subscriber units in commercial service collectively as our subscriber base.

	Subscriber Units in Commercial Service
	As of December 31,
Country	2014	2013
	(in thousands)
Brazil (1)	4,341.5	3,958.2
Mexico (1)	2,888.5	3,264.5
Argentina	1,954.4	2,023.1
Total	9,184.4	9,245.8
_______________________________________

(1)	Includes subscriber units on both our WCDMA and iDEN networks.
Operating Strategy
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

•	expanding our service offerings to meet the needs of a broader range of potential customers, including by offering lower cost prepaid service plans;

•	offering a broad array of differentiated services and devices that build upon and complement our push-to-talk services, which give our customers the ability to communicate with each other instantly;

•	offering new services supported by high quality WCDMA networks;

•	offering a superior customer experience; and

•	building on the strength of the unique positioning of the Nextel brand.
To enhance our service offerings, we have deployed and are continuing to enhance our networks that utilize WCDMA and LTE technologies. These networks enable us to offer a wider variety of applications and services, particularly applications and services that are supported by high speed data and internet access; increase our network capacity; and ultimately reduce the costs of supporting the services we offer when compared to our original iDEN networks. We plan to continue to focus on our current high value subscriber base using the differentiated services available on both our networks and to expand our targeted subscriber base using the handsets and devices, service offerings, applications and pricing plans made possible by our WCDMA networks.
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
We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets and other devices offered, speed of data access and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades that support high speed internet access and data services that are similar to the services supported by our WCDMA networks, making it more difficult for us to compete effectively using our iDEN networks. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets and other devices with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing subscribers.

We compete with other communications service providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our push-to-talk services that make it easier for our subscribers to communicate quickly and efficiently. We continue to use this differentiated approach as we offer services on our WCDMA networks and pursue our plans to extend our target market with an expanded message that focuses on the quality and speed of the data services supported by these networks. In recent years, our largest competitors have increasingly focused their marketing efforts on attracting postpaid subscribers within our target segments by, among other things, enhancing their network quality and their customer service and customer care functions, which may minimize the value of our network quality and speed (for our WCDMA networks) and the quality of our customer service as points of differentiation. Since our iDEN network does not support high speed data applications, we are experiencing higher levels of migrations to lower price rate plans both within our iDEN network and from our iDEN network to our WCDMA network.
We believe that the users who primarily make up our targeted subscriber base are likely to base their purchase decisions on network quality and quality of customer support, as well as on the availability of differentiated features and services that make it easier for them to communicate quickly, efficiently and economically. However, because pricing is one of a number of important factors in potential customers' purchase decisions, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
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

•	launched commercial campaigns offering handsets at a lower cost and offering service plans with prices and terms that are more competitive, including prepaid and hybrid rate plans;

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
We have made significant capital and other investments as we pursue our plans to deploy networks that utilize WCDMA and LTE technologies in Brazil and Mexico. These investments have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the costs of the networks that utilize these new technologies while building the subscriber base served by them. However, we believe that our investments in these networks have enhanced, and will continue to enhance, the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our business.
In addition, we have implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial goals, as well as with the current trends in our business. These changes have included significant reductions in our headquarters staff in connection with the reorganization of the roles and responsibilities of our headquarters and market teams, as well as significant headcount reductions across all of our market operations designed to reduce costs while maintaining the support necessary to meet our customers' needs. We are also taking steps to improve the performance and efficiency of our supporting systems and functions, including implementing improvements to our information technology and related supporting systems and processes, that are designed to improve the overall quality and efficiency of the service we provide to our customers.
Our Products, Services and Solutions
We offer a wide range of wireless communications services and related subscriber equipment, as well as a variety of service plans with different rate plan structures and bundles that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. We offer the following services and products that we believe reflect certain points of differentiation from those offered by our competitors:

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
Although a number of our competitors have introduced competitive push-to-talk products, and while we do not believe that these services offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors could deploy new or upgraded technologies in their networks that could enable them to implement new features and services that compete more effectively with our push-to-talk services.
2. Wireless Data Services.  We offer a variety of wireless data services and solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere. Examples of these services include:

•
Internet Access. We offer our customers always-on connectivity to the internet directly from their device through mobile internet access, which combines the resources of the internet with convenient mobile content services. Our WCDMA and LTE networks in Brazil and Mexico provide internet access at mobile broadband speeds supported by our WCDMA-and LTE-enabled handsets, data air cards and other data access devices via our Internet Nextel® data service plans in Mexico and other similar plans in Brazil;

•	Messaging Services. We offer a range of messaging services, including short messaging services, or SMS, multimedia messaging, or MMS services, and mobile email;

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

3. Roaming and International Calling Services.  With the deployment and expansion of our WCDMA networks in Brazil and Mexico, we have entered into domestic and international roaming arrangements with operators of compatible networks to allow our customers using services supported by our new networks to roam in areas within our markets that we do not currently serve and in countries around the world. For example, in December 2013, we signed agreements with Telefonica under which Telefonica agreed to provide Nextel Brazil and Nextel Mexico with nationwide roaming voice and data coverage services on its networks.
We have also entered into international roaming arrangements that allow us to offer a number of traditional, as well as differentiated, international calling and roaming services. First, we complement our standard international voice calling services with our International Direct Connect service, which allows our subscribers to communicate instantly across national borders to other subscribers who use our push-to-talk services across our markets. We have also implemented network gateways designed to enable our subscribers who use services supported by our networks to use our International Direct Connect service to communicate with subscribers of Sprint Corporation's, or Sprint's, QChat service in the U.S. and for Sprint's subscribers to communicate to our subscribers anywhere in Latin America. Our customers are also able to communicate using push-to-talk services with users of the Prip service located throughout the world.
The availability of international voice and data roaming services is subject to reaching agreements with the operators of those networks and the implementation of required back office systems that support those arrangements.
4. Wireless Devices. We offer our customers a broad array of wireless handsets, including smartphones and other feature phones capable of supporting our push-to-talk services on both our WCDMA and iDEN networks. Our smartphone portfolio includes a variety of devices that enable our subscribers to access the internet on their handsets. Additionally, we offer mobile broadband devices, including data air cards and personal WiFi access devices, or MiFi, to our subscribers in Brazil and Mexico on our WCDMA and LTE networks.

Our Networks and Wireless Technologies
We currently offer services supported by networks that utilize WCDMA technology in Brazil and Mexico. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies. In the second quarter of 2014, we launched LTE services in Rio de Janeiro. In addition, in October 2014, we began offering similar LTE services in certain cities in Mexico.
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
(2) This band was recently standardized and is available for use with LTE technology. The implementation of LTE technology on our 800 MHz spectrum holdings requires support from and actions by the regulators in some of our markets in order to be effective.
We also have additional spectrum holdings in some of our markets, including 20 MHz of spectrum in the 1.8 GHz spectrum band in portions of Brazil, which we are using to support our LTE-based networks in Rio de Janeiro, and 10 MHz of spectrum in the 1.9 GHz spectrum band in Monterrey and 50 MHz of spectrum in the 3.5 GHz spectrum band in Mexico.
As we transition from our iDEN networks to our WCDMA networks, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, including LTE-based technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment. In Mexico, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies.
In each of our markets, we also offer services supported by networks that utilize the iDEN technology developed and designed by Motorola. The iDEN technology is a digital technology that is able to operate on non-contiguous spectrum frequencies, was previously usable only for two-way radio calls and is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. The iDEN technology is also based on an earlier technology platform that is not capable of transmitting the volume of data at speeds that are supported by current technologies like WCDMA. In addition, the more limited worldwide deployment of the iDEN technology makes services offered on the iDEN network less attractive to subscribers who travel internationally because most of the iDEN handsets that we offer are not currently designed to roam on non-iDEN wireless networks.
Motorola Solutions supplies a significant portion of our iDEN network equipment, and Motorola Mobility supplies a significant portion of the iDEN handsets throughout our markets. We expect to continue to rely on Motorola Solutions and Motorola Mobility for iDEN network equipment and handsets, particularly in Argentina where our services are supported exclusively by the iDEN technology. The significant reduction in demand for iDEN network equipment and handsets may affect Motorola Solutions' ability or willingness to continue to provide support for our iDEN networks and Motorola Mobility's ability or willingness to provide support for the development of new iDEN handsets. The impact of this transition will be most significant in Argentina where we do not currently hold spectrum that would support the deployment of a WCDMA network.
Because our next generation networks utilize WCDMA technology, which is a more widely utilized standards-based platform, we are now able to purchase network equipment and subscriber handsets and other devices from a broader range of suppliers. While we expect to capture cost benefits from our transition to a more widely-used technology, our plans to continue to offer handsets that feature push-to-talk services, as well as our smaller size relative to our competitors, may result in the cost of our handsets being higher, particularly those that are designed specifically to support push-to-talk services, because they will not be produced in the same quantities as our competitors' more standardized WCDMA handsets. Our Prip service, which is an application-based push-to-talk solution that can be implemented on standard smartphones, allows us to offer our customers the ability to connect instantly with our customer base without using a specialized device.
Network Implementation, Design and Construction
Our deployment of WCDMA networks, which are not compatible with our iDEN-based networks, requires us to pursue a network construction strategy that includes a substantially broader deployment of transmitter and receiver sites to support service that meets the coverage needs of our customers than would be the case if we were deploying a compatible technology that would allow more limited upgrades in specific markets. In addition, because we have deployed our WCDMA networks on spectrum that is at a higher frequency than the spectrum used for our iDEN networks, the propagation characteristics of that spectrum made it necessary for us to deploy significantly more sites to provide coverage that is comparable to our iDEN network coverage, particularly with respect to coverage that supports in-building use of our services.
As we optimize our WCDMA networks, we seek to maximize our capital efficiencies by utilizing our iDEN transmitter and receiver sites to support our WCDMA networks when feasible. We refer to our WCDMA and iDEN transmitter and receiver sites as communication towers or towers, although in some instances these towers are located on rooftops and other structures. However, our commercial strategies, the factors described above and the coverage requirements associated with the spectrum licenses being utilized for those networks require us to construct more transmitter and receiver sites in a shorter period of time and to identify and build sites that provide coverage that is competitive with the offerings of other carriers who have been building and expanding their network coverage using compatible network platforms for several years. As a result, we have encountered and are likely to continue to encounter, difficulties in acquiring necessary sites that can affect the quality of our services and the timing of our launch of those services.
Our network construction efforts incorporate frequency planning and a system design process that is focused on developing a network that will efficiently meet our coverage requirements and involves the selection of transmitter sites on the basis of their proximity to targeted customers, the ability to acquire and build the sites, and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. — Risk Factors — 10c. Our operating companies are subject to local laws and government regulations in the countries in which they operate, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.” Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays. These delays can affect the quality or coverage of our services.
Sales and Distribution
Consistent with our historic approach, our target customers will continue to include high value customer segments such as the small, medium and large business markets, as well as certain consumer market segments that value our differentiated wireless communications, including our push-to-talk services, quality networks and our high level of customer service. Our WCDMA networks also give us the opportunity to extend our target market to include additional corporate and business customers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services supported by our WCDMA networks, the quality and speed of our data services and the quality of our customer service.
We use a variety of distribution channels that include direct sales representatives, indirect sales agents, retail stores and kiosks and other subscriber-convenient sales channels such as online purchasing. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local subscriber preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining subscribers in our targeted segments.
We employ sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on businesses that value our industry expertise and differentiated services, as well as our ability to develop tailored custom communications capabilities that meet the specific needs of these customers. We also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers that solicit customers for our service and are generally paid through commissions. These dealers participate with our operating companies’ direct sales forces in varying degrees in pursuing each of our targeted customer groups.
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. With the expansion of services on our WCDMA networks, we have realigned these sales channels and locations and have also expanded our marketing through regional and national retailers with store kiosks and handset and prepaid card distribution offers. We utilize our websites as a marketing tool that allows subscribers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions, and in some of our markets, we use online purchases as an additional sales channel to allow subscribers to purchase our services directly.
Marketing
We are a full service provider of wireless services, offering our customers packages of services and features that combine multiple communications services in one handset, including voice and data services and our differentiated push-to-talk services.
We offer a variety of pricing options and plans, including plans designed to combine features and services that meet the needs of the customers we serve and target. In some instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we also offer prepaid services as a means of attracting customers within our targeted base who may not meet our customer credit requirements, who prefer the flexibility of paying for their service in advance, or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract. We also offer hybrid rate plans that incorporate a combination of postpaid services and prepaid characteristics. As we move forward with our goal to expand our targeted customer base, we expect that we will continue to expand our prepaid and hybrid service offerings to meet the needs of our existing and potential customers. As a result, we expect that the number of our subscribers who purchase services under these prepaid or hybrid plans will increase. Based on our experience in offering prepaid services and the experience of other carriers who have a substantially larger portion of their subscriber bases purchasing service under prepaid plans, including our competitors, we expect that the average revenue per subscriber for subscribers using prepaid plans will be at a lower level than we have experienced for subscribers under contract, and that the turnover for those subscribers will be higher. As a result, we are focusing our efforts on designing those plans in a way that is competitive in the market while preserving overall profitability by reducing the costs of acquiring and serving those subscribers.
Since 2002, we have offered services under the Nextel brand. In 2011, we launched a new brand identity in each of our markets and at the corporate level, which we believe enhanced the recognition of our brand and unified our brand identity across our markets. As a result of our efforts, the Nextel brand is recognized across our markets as standing for both quality of service and the differentiated services and customer support we provide. More recently, with the launch of services supported by our WCDMA networks, our marketing strategy has focused on the availability of the broader range of services and features of our services that appeal to a wider range of consumers. This positioning of our brand continues to focus on customers who are attracted to our differentiated services and our reputation for providing a high quality customer experience.
Competition
The Latin American mobile communications industry has undergone significant growth in recent years. We believe that the wireless communications industry in our markets has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, variety, features and pricing of handsets and quality of service. In recent years, the prices we have been able to charge for services have declined as a result of intensified price competition across our markets, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. We expect that this trend will continue in the coming years. This increased competition may also affect our ability to attract and retain subscribers.
In the countries in which we operate, there are principally two other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico and has significant operations in Brazil and Argentina; and

•	Telefonica, which has the largest wireless market share in Brazil, and has significant wireless operations in Mexico and Argentina.
We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi in Brazil, Telecom Italia Mobile, or TIM, in Brazil and Personal in Argentina, which is in the process of being acquired by Fintech, and Iusacell in Mexico, which was recently acquired by AT&T.

Many of our competitors have a larger spectrum position than ours, including more spectrum that can be used to support a wide range of wireless technologies, and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and most of them have implemented network technology upgrades, including both WCDMA and LTE, that support high speed data services. Although we do not believe that the push-to-talk services launched by our competitors offer the same level of performance as our push-to-talk services in terms of latency, quality, reliability or ease of use, our competitors' current networks and their future deployments of new or upgraded technologies in their networks could enable them to implement new features and services that compete more effectively with our push-to-talk services and other differentiated services that we offer. As we make the transition to WCDMA and focus on a broader target base that includes consumers, we expect that our push-to-talk services may become less significant as a differentiator. Finally, because a number of our competitors operate or are affiliated with entities that provide wireline-based telecommunications services, they have the ability to offer a wider range of services, including bundles of wireline voice, high speed internet and wireless services that may be more attractive to some subscribers.
We compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our high quality customer service and differentiated wireless service offerings and products, including our push-to-talk services, that make it easier for them to communicate quickly and efficiently and are particularly attractive to certain business customers that we serve. We have continued to focus on this differentiated approach as we offer iconic high-tier handsets and other devices and take advantage of the ample capacity on our WCDMA networks to offer attractive rate plans consisting of both voice minutes and data usage while jointly offering our push-to-talk services on these high-tier devices. In recent years, our largest competitors have increasingly focused their marketing efforts on attracting postpaid subscribers within our target segments by, among other things, enhancing their network quality and their customer care functions, which may minimize the value of our network quality and speed (for our WCDMA networks) and the quality of our customer service as points of differentiation. In addition, as we have pursued our plans to extend our target market to include more high-value consumers, we are increasingly competing more directly for subscribers that are also targeted by our largest competitors.
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
Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. These competitors may also use those resources to deploy new services or technologies that could impact our ability to attract or retain customers. While we expect to capture cost benefits from our transition to a more widely-used WCDMA technology, our plans to continue to offer handsets that feature push-to-talk services, as well as our smaller size relative to our competitors, may result in the cost of our handsets being higher, particularly those that are designed specifically to support push-to-talk services, because they will not be produced in the same quantities as our competitors' more standardized WCDMA handsets. This will not be the case for customers who utilize our Prip service that provides high performance push-to-talk capabilities on standard smartphones. In addition, because the iDEN technology has been adopted by fewer carriers worldwide and does not benefit from the scale of other more widely adopted technologies, the cost of our handsets is generally higher relative to the comparable handsets offered by our competitors. As a result, we must absorb a comparatively larger part of the cost of offering iDEN handsets or WCDMA handsets that are designed specifically to support our push-to-talk services to new and existing customers, which can place us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing subscribers.
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
Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2014, Nextel Brazil had 4,363 employees.
Nextel Brazil provides wireless services in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, in areas in the northeast region of Brazil, including Salvador, Fortaleza and Recife, as well as in Vitoria, which is in the southeast region of Brazil and along related transportation corridors and in a number of smaller markets. In the second half of 2013, Nextel Brazil commercially launched services on its WCDMA network in Sao Paulo, Rio de Janeiro and surrounding areas and extended those services to other areas in Brazil in 2014 by expanding the coverage of its network and utilizing roaming services and network sharing arrangements pursuant to agreements that it reached with affiliates of Telefonica. As of December 31, 2014, Nextel Brazil provided service on both its WCDMA and iDEN networks to 4,341,500 handsets and other devices, which we estimate to be about 1.5% of the total mobile handsets and other devices in commercial service in Brazil.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in 1.9/2.1 GHz spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million based on foreign currency exchange rates at the time. Nextel Brazil also successfully bid on 20 MHz of spectrum in the

1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the north and northeast regions of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil is utilizing this 1.9/2.1 GHz spectrum to support its WCDMA network and is utilizing the 1.8 GHz spectrum to support the deployment of the LTE-based network in Rio de Janeiro. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes.
Competition.  Nextel Brazil competes with cellular and personal communications services, or PCS, providers. The largest competitors are Vivo, which is owned by Spain's Telefonica and has the largest market share in the Sao Paulo metropolitan area and Rio de Janeiro; Claro, which is controlled by Mexico's America Movil; Telecom Italia Mobile, or TIM, a subsidiary of Italy's Telecom Italia; and TNL PCS S.A., a subsidiary of Telemar Norte Leste, Brazil’s largest wireline incumbent, that offers its services under the brand name “Oi.” All of Nextel Brazil's largest competitors have launched and offer services supported by WCDMA-based networks and some also launched LTE-based networks during 2013. Nextel Brazil also competes with other regional cellular and wireless operators.
We believe that the most important factors upon which Nextel Brazil competes are the quality of its customer service and network. With the launch of services on our WCDMA network in 2013, we expect to increasingly rely on the quality of our network, the speed of our data services and the unique value proposition of our service plans as key points of differentiation from our competitors' offerings. While its competition generally targets the prepaid market and competes on the basis of price, Nextel Brazil primarily targets subscribers who utilize its services in their businesses and individuals that have medium to high usage patterns who are more concerned with network quality and the quality of the customer care and service they receive. Nextel Brazil’s focus on the quality of its network, and the quality of its customer service and care are important components of our strategy to attract and retain subscribers within our targeted subscriber groups. Substantially all of our subscribers in Brazil purchase our services on a postpaid basis pursuant to contracts that provide for recurring monthly payments for services over a specified term. Nextel Brazil’s competitors compete aggressively, but with the launch of its WCDMA network, Nextel Brazil is able to not only continue to offer its differentiated push-to-talk services, but is also able to offer a more competitive portfolio of devices and services, including high speed data services, that are supported by its new network. We expect to continue to experience intense competitive conditions in Brazil that have made it, and that are expected to continue to make it, more difficult and costly for Nextel Brazil to attract new subscribers and retain its existing subscribers.
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
Under the rules adopted by ANATEL relating to interconnection charges, we have negotiated agreements for our SMR operation with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. The calling party pays charges, which are required to be paid to mobile operators in Brazil for termination of calls on their networks, are based on rates, which we refer to as mobile termination rates, that are substantially higher than those that apply in our other markets. Because Nextel Brazil's subscriber base is smaller than those of its competitors and its subscribers tend to make a higher number of calls terminating on other carriers' networks, these higher mobile termination rates result in substantial charges relating to the "off net" termination of calls by our subscribers. To partially address this, the calling party pays structure adopted by ANATEL permits Nextel Brazil to compensate other mobile operators for calls terminated on their network, including calls originated on our iDEN network, under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “partial bill and keep.” Since their adoption, these regulations have resulted in significant cost savings to Nextel Brazil when terminating calls originated on its iDEN network. Finally, in late 2011, ANATEL announced a plan to reevaluate the current methodology used to determine mobile termination rates in the calling party pays structure. ANATEL officially reduced the mobile termination rates in March 2012 and again in April 2013, both of which resulted in substantial reductions in the charges paid by Nextel Brazil to terminate calls on other mobile carriers’ networks. In November 2012, ANATEL confirmed its plans to make the transition to a cost-based model for determining mobile termination rates beginning in 2016 and announced further reductions in those rates through 2015 as part of the transition to cost-based rates. In July 2014, ANATEL published a schedule to reach cost-based mobile termination rates in February 2019. These changes do not affect the current partial bill and keep payment structure that applies to the settlement of mobile termination charges for calls originated on our iDEN network and terminated on other wireless carriers' networks, but as described below, the recent decision by ANATEL to apply the regulatory regime applicable to PCS operations to our iDEN business is expected to result in the continued application of the partial bill and keep structure.
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
In February 2015, ANATEL adopted significant changes to its regulatory regime with respect to providers of wireless services that have the effect of consolidating the regulation of SMR and PCS operations under a single regulatory structure, which we refer to as regulatory convergence. In general, these changes will have the effect of extending the regulatory regime applicable to our PCS operations to the SMR operations that are conducted using our iDEN network, including number portability requirements, minimum service availability and quality requirements, and the partial bill-and-keep settlement structure that applies to mobile termination charge settlements between PCS operators that hold significant market power and PCS operators like Nextel Brazil that do not have significant market power.
To take advantage of these changes, an SMR operator must submit a request to ANATEL to amend its spectrum grants at least 180 days before each SMR spectrum grant renewal date. The spectrum grant will be deemed adjusted when the SMR operator executes a new spectrum grant allowing the use of the 806-821 MHz/851-866 MHz sub-bands within its current PCS license. After execution of the new spectrum grant, the operator has 180 days to migrate its users to the PCS service. The new PCS spectrum grants on the 806-821 MHz/851-866 MHz sub-bands will be provided for the remaining term of the original SMR spectrum grants. The regulations applicable to PCS operations will apply immediately after new spectrum grants are executed, with the exception of certain quality of service, consumer protection and numbering plan regulations, which will apply 180 days after the end of the migration period. Convergence costs will be borne by the operator requesting the amendment of its SMR spectrum grants.
The transition of SMR operations to the PCS regulation as part of the regulatory convergence process is subject to the payment of a spectrum amendment fee. The amendment fee is expected to be equal to a net present value or public price for spectrum use formula, whichever is higher. Based on the terms that have been provided, Nextel Brazil currently expects to submit requests to amend its SMR spectrum grants to enable the provision of PCS services using the related spectrum as part of the regulatory convergence process.
PCS Operation. Nextel Brazil was the successful bidder for spectrum in the areas covered by 11 of the 13 auction lots offered in the 1.9/2.1 GHz spectrum auction completed in late 2010. These areas include approximately 98% of the Brazilian population. Nextel Brazil is currently offering services supported by its WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. The rules require that Nextel Brazil’s services comply with start-up terms and minimum service availability and quality requirements detailed in the regulations, which are different from those that apply to services supported by our iDEN networks and which are subject to the regulations relating to our SMR operation. The rules also require Nextel Brazil to meet specified network coverage construction requirements within certain time frames. Failure to meet ANATEL’s requirements may result in enforcement of the performance bonds related to the licenses, forfeiture of the channels and revocation of licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.
Nextel Brazil has negotiated interconnection agreements with mobile and fixed line operators to support its PCS operation. ANATEL has defined that Nextel Brazil is a new PCS entrant, and as a result, its mobile termination rate is 20% higher than PCS operators with significant market power in Brazil. In November 2012, ANATEL approved a general plan of competition, which establishes a number of rules that are aimed at promoting competition in the PCS market, including the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates that began in 2013 and will continue through 2015 as part of the transition to cost-based rates. In July 2014, ANATEL published a schedule to reach cost-

based mobile termination rates in February 2019. A key component of ANATEL's plan includes the introduction of a partial bill and keep settlement structure similar to the one that applies to our SMR operation for mobile termination charge settlements between PCS operators that hold significant market power and PCS operators like Nextel Brazil that do not have significant market power. This partial bill and keep structure, which effectively reduces the amount of mobile termination charges paid by Nextel Brazil for calls originated on its WCDMA network, began in 2013 and will continue to be gradually phased out. In February 2015, ANATEL amended and extended the bill and keep rule through 2019 so that the bill and keep rule will be phased out through 2019 rather than through 2015, as previously contemplated by the regulations. The application of this partial bill and keep settlement structure to our PCS operation in Brazil and to our SMR operation as a result of the regulatory convergence, combined with the scheduled mandatory reductions in mobile termination rates, will result in significant cost savings for Nextel Brazil. These cost savings have also enabled us to develop and offer attractive pricing plans that reduce or eliminate the significant differentiation in the cost of on net and off net calls that are common in Brazil due to the historically high mobile termination rates there, providing opportunities for Nextel Brazil to offer unique service plans that will improve its ability to compete more effectively.
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
Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest on foreign loans is generally subject to a 15% withholding tax. The entry of funds into Brazil as a foreign loan is subject to a 6% foreign exchange transaction, or IOF, tax, except if the average repayment term of the loan is more than 180 days, in which case the IOF tax will be fully exempted. The first possible date of exercise for put or call provisions established on the foreign loan will be considered the date of effective repayment of the loan. Interest and payments of principal on foreign loans are currently exempted from the IOF tax.

2.	Mexico
Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2014, Nextel Mexico had 4,194 employees.
Nextel Mexico provides wireless services in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon, Ciudad Juarez and Cancun, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2014, Nextel Mexico provided service on both its WCDMA and iDEN networks to 2,888,500 handsets and other devices, including handsets supported by its WCDMA and iDEN networks, which we estimate to be about 2.9% of the total mobile handsets and other mobile devices in commercial service in Mexico. Our WCDMA network in Mexico uses the HSPA+ version of the WCDMA technology that supports significantly faster data delivery speeds than are available on earlier versions of the technology, allowing Nextel Mexico to offer high speed broadband services to customers on its new network. In the third quarter of 2013, Nextel Mexico's WCDMA network reached geographic parity with its iDEN network. In addition, as of December 31, 2014, approximately 11% of Nextel Mexico's subscriber base was comprised of subscribers who are utilizing prepaid service plans.
On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico. The purchase agreement provides for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances, on the closing date and subject to other specified adjustments. Completion of the transaction is subject to a number of conditions, including the approval of the Bankruptcy Court and the receipt of required regulatory approvals in Mexico. See "— Business Update" for more information.
Competition.  Nextel Mexico competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Telcel, which is the largest provider of wireless services in

Mexico and is owned by America Movil; Movistar, which is owned by Telefonica; and with Iusacell, which was recently purchased by AT&T.
We believe that the most important factors upon which Nextel Mexico competes are network quality, including the speed of the data services supported by its WCDMA network, the quality of our customer service, the reputation of our brand and our differentiated services, including our push-to-talk services. Nextel Mexico’s competitors compete aggressively, and all three of its largest competitors offer services supported by WCDMA-based networks in a significant portion of their coverage areas. Movistar and Telcel have also introduced services supported by an LTE-based network in certain cities in Mexico. In the fourth quarter of 2014, Nextel Mexico launched LTE services commercially in Mexico City, Guadalajara and Monterrey.
Regulatory and Legal Overview.  The Federal Institute of Telecommunications, or the IFT, regulates the telecommunications industry in Mexico. The IFT was created in September 2013 as a constitutional autonomous body whose purpose is the efficient development of the broadcasting and telecommunications industries. The IFT was created with the directive of regulating, promoting and supervising the use of spectrum, networks, and broadcasting and telecommunications services. The IFT also regulates economic competition in these sectors.
In March 2014, the IFT resolved that Telcel was a "Preponderant Economic Agent" in the telecommunications sector and imposed asymmetric regulations to promote competition. These regulations included requirements for shared infrastructure, asymmetric interconnection rates, wholesale national roaming, shared passive infrastructure (eg. towers, manholes, conduits, etc.), local loop unbundling and on-net/off-net restrictions on retail rates.
In July 2014, the new Telecommunication and Broadcasting Law was enacted. This law included the elimination of long distance charges, new subscriber rights, number portability within 24 hours, zero termination rates for the Preponderant Economic Agent and early termination of service contracts. As a part of this new law, the IFT committed to establishing cost-based interconnection rates. In December 2014, the IFT approved the new cost-based model to determine termination rates between operators that have not reached an agreement. Termination rates for 2015 were announced by the IFT at the end of December 2014.
The rates paid by Nextel Mexico to terminate calls on other carriers’ networks are negotiated between the parties, subject to the right of carriers to submit disputes to the IFT for resolution in instances where the carriers are unable to agree on the rates or other terms. Nextel Mexico entered into agreements with Telcel and most of the fixed operators that provided for reduced mobile termination rates for 2011 consistent with the Federal Telecommunications Commission, or COFETEL's, order, and agreements calling for further mobile termination rate reductions in 2012 through 2014. Iusacell agreed to the reduced mobile termination rates for 2011, but has not agreed to either extend the current mobile termination rates or to further reductions of mobile termination rates in subsequent years. Telefonica has not agreed to any reductions in mobile termination rates, including reductions consistent with COFETEL's order, and it has initiated an administrative appeal for review against COFETEL's decision, as well as other proceedings challenging that decision. In July 2014, the IFT resolved interconnection rates for 2012 with Telefonica and Iusacell. The proceedings for 2013 and 2014 are currently pending resolution by the IFT.
The agreed upon mobile interconnection rates with Telcel expired in December 2014. Currently, the termination rate applicable to Telcel is zero, however Telcel is required to pay Nextel Mexico for the termination of the traffic originated by their subscribers. Telcel is currently paying the agreed upon 2014 rate, however there is an interconnection dispute pending resolution by the IFT regarding the corresponding 2015 rate. When the IFT resolves this dispute, the rate that Telcel is expected to pay to Nextel Mexico for terminating its mobile traffic will be based on the IFT's announcement published in the Official Gazette on December 29, 2014 regarding the interconnection rates it would order when it resolves disputes regarding rates for 2015.
As a result of the spectrum auctions that were completed in 2010, a subsidiary of Nextel Mexico, NII Digital, was awarded a nationwide license for 30 MHz of spectrum in the 1.7 GHz and 2.1 GHz bands during the fourth quarter of 2010. In November 2012, Inversiones Nextel received authorization from the SCT to acquire a 100 MHz nationwide point-to-point 23 GHz link license from Miditel, S.A. de C.V., or Mitidel, which may be used for its WCDMA network, as well as to provide services to third parties. In January 2015, NII Digital received authorization from the IFT to acquire six point-to-multipoint 10.5 GHz link licenses from Miditel, which may be used for its WCDMA network, as well as to provide services to third parties. Previously, in March 2014, Miditel requested that the IFT extend these licenses in agreement with the Federal Telecommunications Act. This request is still pending.
The IFT has announced that in 2015, it will auction some spectrum bands for mobile services, including spectrum in the advanced wireless services, or AWS, band. The IFT expects to complete the auction and assign the spectrum by the end of 2015.
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
Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides wireless services in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2014, Nextel Argentina provided service to 1,954,400 handsets, which we estimate to be about 3.2% of the total mobile handsets and other mobile devices in commercial service in Argentina. As of December 31, 2014, approximately 49% of Nextel Argentina's subscriber base represented subscribers who are utilizing prepaid service plans.
Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and numerous branches in the Buenos Aires area. As of December 31, 2014, Nextel Argentina had 1,194 employees.
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
In October 2014, the Argentine government held an auction of PCS (3G) and SCMA (4G) cellular spectrum based on auction rules that established minimum mandatory price and coverage requirements. The Argentine government has started the process of awarding the licenses relating to these frequencies to the winning bidders in the auction. Nextel Argentina did not participate in the auction, and as result, does not currently hold spectrum that would support the deployment of a WCDMA-based network in Argentina. Thus, Nextel Argentina expects to continue to use its iDEN technology. While we are in the process of evaluating spectrum options and strategic possibilities, it may become more difficult or costly for Nextel Argentina to acquire handsets that operate using the iDEN technology.
Regulatory and Legal Overview.  For the time being, the Comision Nacional de Comunicaciones, referred to as the CNC, the Secretary of Communications, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the telecommunications industry. Licenses and spectrum authorizations granted in Argentina may not be transferred or assigned without the regulators' authorization.

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
In December 2014, the Argentine government passed a law establishing a new legal framework for telecommunication services in Argentina. The new law provides that the development of information and communications technologies and their associated resources are a public interest and creates a seven member board to oversee these resources. This law establishes that telecommunications operators may provide audio visual and media services and provides mandatory interconnection and access to associated and essential facilities. Particularities on these topics are uncertain since they are dependent on future regulations.

The new law also enables operators to set consumer pricing, but the regulatory authority is empowered to regulate for reasons of public interest, and provides for the regulation of wholesale charges among telecommunications operators for the use of network facilities and interconnection. Many of the provisions of the new law were already included in other laws currently in effect, and the new regulatory framework is not expected to materially impact the current operations of Nextel Argentina.
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
In recent years, growing government involvement in key sectors of the economy, including the telecommunications sector, has resulted in new regulations that have set higher service standards, limited the right to freely establish service fees and increased reporting requirements, which have affected and may continue to affect Nextel Argentina's operations.
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
The Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, there are specific guidelines that must be complied with in order to make any repayment of principal or interest to foreign creditors. According to these regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. These formal and informal requirements have restricted the convertibility of currency and the ability to repatriate capital from Nextel Argentina to its parent companies in 2014 and are expected to continue to restrict convertibility and the ability to repatriate capital in 2015.
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
Employees
As of December 31, 2014, we had about 9,800 employees. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers all of its employees and expires on September 30, 2015. Although Nextel Mexico is a party to certain collective bargaining agreements, as of December 31, 2014, none of Nextel Mexico’s employees have chosen to participate under these agreements. In addition, beginning in February 2014, Nextel Argentina is also a party to a collective bargaining agreement that covers the majority of its employees. NII Holdings is not a party to any collective bargaining agreement. We believe that the relationship between us and our employees, and between each of our operating companies and its employees, is good.

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
We also provide public access to our code of ethics, entitled the NII Holdings, Inc. Code of Conduct and Business Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Finance Committee. The committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of the committee charters and the Code of Conduct and Business Ethics free of charge by writing to: NII Holdings Investor Relations, 1875 Explorer Street, Suite 800, Reston, Virginia 20190. If a provision of our Code of Conduct and Business Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Conduct and Business Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

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

On September 15, 2014, NII Holdings, Inc. and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11. As a result of this filing, our operations could be adversely affected, and there can be no assurances as to the length of the bankruptcy proceeding or whether any plan of reorganization will be approved by our creditors and confirmed by the Bankruptcy Court. While we expect to continue normal operations, upon commencement of the bankruptcy proceeding, transactions outside the ordinary course of business require Bankruptcy Court approval, which may limit our ability to timely respond to certain events or to take advantage of certain opportunities. The impact of the bankruptcy proceeding cannot be accurately predicted or quantified, and during the bankruptcy proceedings, we will be subject to additional risks and uncertainties relating to our ability to:

•	obtain Bankruptcy Court approval with respect to motions filed in the bankruptcy proceedings from time to time;

•	obtain creditor and Bankruptcy Court approval for, and then to confirm, a plan of reorganization to emerge from bankruptcy;

•	attract and retain customers who may be unwilling to conduct business with us as a result of the bankruptcy proceedings;

•	obtain and maintain acceptable terms with vendors and service providers and to maintain contracts that are critical to our operations;

•	attract, motivate and retain key employees;

•	execute transactions outside of the normal course of business; and

•	execute our business plan.

In addition, we currently expect that, under any plan of reorganization implemented in the bankruptcy proceedings, the holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, will not be entitled to any recovery and that those claims and interests will be canceled for no consideration.

2.	The inability to complete the sale of Nextel Mexico may have an adverse effect on our ability to emerge from bankruptcy and future liquidity.

The completion of the sale of Nextel Mexico is subject to several conditions, including: (i) the Bankruptcy Court having entered all appropriate orders; (ii) obtaining all required governmental approvals; (iii) the absence of a material adverse effect on Nextel Mexico; and (iv) certain other customary conditions. If these closing conditions are not satisfied or waived in accordance with the Purchase Agreement or if the Purchase Agreement is terminated for any other reason other than as a result of our decision to pursue a competing transaction, we may not be able to achieve certain milestone events included in the Revised PSA, including the Bankruptcy Court’s approval and completion of the sale of Nextel Mexico, confirmation of the Revised PSA and the occurrence of the effective date of the Revised Plan. If we fail to achieve any of these milestone events by the applicable date specified in the Revised PSA, the Revised PSA may be terminated and there can be no assurances that we will be able to reach a new plan support agreement or obtain creditor approval for a revised plan of reorganization to emerge from bankruptcy. Our failure to complete the sale of Nextel Mexico would also have an adverse impact on our liquidity requiring us to secure other sources of financing to support our business plan, which could also have an adverse impact on our ability to successfully develop and implement a plan of reorganization to emerge from bankruptcy.

3.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timing of our financial reporting.

As described in Part II. Item 9A. Controls and Procedures included in this annual report on Form 10-K, we disclosed a material weakness in internal control over financial reporting related to an aggregation of control deficiencies in Brazil resulting from Nextel Brazil's failure to establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities are aligned with our financial reporting objectives. Further, Nextel Brazil did not maintain effective operation of process level controls, including reconciliation and management review controls. Our efforts to remediate these deficiencies are ongoing and include reassessing the organizational structure within Nextel Brazil, providing training on the Company's policies and procedures and the Company's system of internal control over financial reporting, including individuals' responsibilities, improving the documentation and operating effectiveness of internal controls over financial reporting and increasing the level of involvement and oversight from the corporate office until the organizational structure and financial reporting processes in Brazil have matured.

Our inability to maintain effective internal control over financial reporting, as described above, combined with issues or delays in implementing the improvements described herein, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations.

4.	Due to our Chapter 11 filing and recent results of operations, we may not be able to continue as a going concern.

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of the value of local currencies relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA networks, which combined with competitive conditions to slow the pace of subscriber growth and revenues on those networks, and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results, and as a result, we ended 2014 with a significantly smaller subscriber and revenue base than was necessary to reach the scale required to generate positive operating income.

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

a.	We may not be able to execute our business plan or meet our obligations.
Based on our current cash and investment balances and forecasted payment obligations, it will be necessary for us to raise debtor-in-possession financing by the second quarter of 2015 to ensure we can continue to meet those obligations in the ordinary course of business. We plan to secure $350.0 million in bridge loan financing contemplated by the Revised PSA that would remain outstanding in order to provide us with the additional liquidity necessary to fund our business plan until the sale of Nextel Mexico is completed. We expect to use a portion of the proceeds from the sale of Nextel Mexico to repay this debtor-in-possession loan and support our business plan going forward.
Our current circumstances, together with the restrictions in our current financing arrangements and/or general conditions in the financial and credit markets would be expected to make it difficult to obtain funding for our business either before or after we emerge from Chapter 11 pursuant to a confirmed plan of reorganization. If available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Moreover, the debtors' access to additional funding will be subject to the approval of the Bankruptcy Court while our Chapter 11 cases are pending, and we believe that our ability to secure significant additional funding, other than debtor-in-possession financing obtained while we are subject to the Chapter 11 proceedings, will not be available until we emerge from those proceedings. Our inability to obtain suitable financing when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity and result in our inability to implement our current or future business plans.
Our current business plan assumes that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA networks. Our business plan also assumes that we will increase our operating revenues and ultimately generate positive operating cash flows. However, given the factors that have negatively affected our business, the difficulties associated with predicting our ability to overcome these factors and the uncertainty regarding our ability to complete the proposed sale of Nextel Mexico and confirm a plan of reorganization that would allow us to successfully restructure our debt obligations and emerge from the Chapter 11 proceedings, there can be no assurance that we will be able to achieve these results.

b.	As of December 31, 2014, we were in violation of one or more of the financial covenants under some of our financing arrangements.

The negative impact of the factors discussed above on our results of operations also adversely affected our ability to comply with certain financial covenants in our existing debt obligations. Specifically, as of the June 30, 2014 measurement date, we were not in compliance with certain financial covenants in our equipment financing facilities in Brazil and Mexico. In December 2014, Nextel Brazil and Nextel Mexico and the lender under the equipment financing facilities agreed to amendments to those facilities that removed all financial covenants beginning with the December 31, 2014 measurement date and continuing through the June 30, 2017 measurement date. In addition, in February 2015, Nextel Brazil and the lenders providing the Brazil local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally commit the lenders to sign amendments once certain conditions are met. Among others, these conditions include an effective date of our emergence from Chapter 11 on or prior to September 15, 2015. In the event of a breach of one or more of the conditions listed above, the lenders have the right to terminate the standstill agreement and exercise all remedies under the agreements in place, including but not limited to declaring an event of default for noncompliance with the financial covenants and/or nonpayment of amounts due under the repayment schedule. Following the declaration of an event of default, the lenders will have the right to accelerate the loans and proceed with claims against the collateral. See Note 9 to our consolidated financial statements for more information.

5.	Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Based on our results of operations, including our operating revenues and operating cash flows, and the impact such results have had on our liquidity, in combination with the uncertainty surrounding our Chapter 11 filing and other factors, our independent registered public accounting firm has included a statement with respect to our ability to continue as a going concern in their report on our consolidated financial statements for the year ended December 31, 2014. See “3. Due to our Chapter 11 filing and recent results of operations we may not be able to continue as a going concern." and "— Business Update." However, our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The reaction of investors and others to the inclusion of a going concern statement by our auditors, our results of operations and questions regarding our potential inability to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may materially adversely affect our share price and our ability to continue to execute our business plans, raise new capital and/or make our scheduled debt payments on a timely basis or at all.

6.
Because our cash flows from operating activities are negative, and are expected to continue to be negative through 2015, we will likely need to meet our obligations and fund our working capital with cash on hand and proceeds from asset sales.

Our cash flows from operating activities were negative in 2014, and based on our current plans, we expect our cash flows from operating activities to remain negative through 2015. Our current plans are based on a number of key assumptions relating to, among other things, our ability to attract and retain customers and build our subscriber and revenue base without significantly increasing our costs. If any of our assumptions are not borne out or are otherwise not correct, our cash flows from operations could be significantly lower than expected. As a result, our cash flows from operating activities could continue to be negative or our capital expenditures could exceed our cash flows from operations beyond 2015 and for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive cash flows from operations or cash flows from operations sufficient to cover our capital expenditures in the future. See “3. Due to our Chapter 11 filing and recent results of operations we may not be able to continue as a going concern.”

Our current business plan assumes that we will complete the proposed sale of Nextel Mexico, that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA network in Brazil. We also assume that we will be able to achieve a partial reversal of the subscriber loss trends we have experienced recently. However, given the factors that have negatively affected our business, the difficulties associated with predicting our ability to overcome these factors and the uncertainty regarding our ability to complete the Nextel Mexico sale and to confirm a plan of reorganization that would allow us to successfully restructure our debt obligations and emerge from the Chapter 11 proceedings, there can be no assurance that we will be able to achieve these results. In addition, we need to pay cash taxes and fund our working capital.

Due to the combined impact of the commencement of the Chapter 11 cases relating to NII Holdings, Inc. and certain of its non-operating subsidiaries, our recent and projected results of operations and other factors, our access to the capital markets is likely to be limited or nonexistent. The debtors' access to additional funding will also be subject to the approval of the Bankruptcy Court while they remain in Chapter 11 proceedings, and we believe that our ability to secure significant additional funding, other than any debtor-in-possession financing obtained while we are subject to the Chapter 11 proceedings that we would expect to repay with proceeds from the proposed sale of Nextel Mexico, will be conditioned upon our emergence from those proceedings pursuant to a confirmed plan of reorganization.

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

b.
Competition and technological changes in the market for wireless services, including competition driven by our competitors' deployment of long-term evolution or other advanced technologies, could negatively affect our average revenue per subscriber, customer turnover, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability. If we do not keep pace with rapid technological changes or if we fail to deploy our WCDMA networks and offer new services on these networks in a manner that delivers a quality customer experience, we may not be able to attract and retain customers.

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
In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. In Mexico, our 800 MHz spectrum is either partially contiguous or non-contiguous. As a result, while it may be feasible to use a portion of the spectrum to support future technologies, it will be necessary to reconfigure the spectrum band to increase the amount of contiguous spectrum for it to be used to efficiently support those technologies. In Argentina, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology, which could make it more difficult or impossible for us to deploy new and more competitive services in Argentina.

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
Our iDEN-based networks utilize a proprietary technology developed and designed by Motorola Solutions, and Motorola Mobility is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. In contrast, all of our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and WCDMA, which are substantially more widely used technologies than iDEN, are available from a significant number of suppliers and are produced in much larger quantities for a worldwide base of customers. While we expect to capture cost benefits from our transition to WCDMA networks and services, our plans to continue to offer handsets that feature push-to-talk services, as well as our smaller size relative to our competitors, may result in the cost of our handsets being higher, particularly those that are designed specifically to support push-to-talk services, because they will not be produced in the same quantities as our competitors' more standardized WCDMA handsets. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment than are available to us. The higher costs of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.
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
In recent years, we have deployed and will continue to expand and enhance our WCDMA networks, but our current networks do not offer nationwide coverage in the countries in which we operate nor will they provide the coverage available on some of our competitors' networks. Although we have entered into roaming agreements relating to our WCDMA services in Brazil and Mexico that allow our customers to use roaming services in a broader area in those markets, we are not able to supplement our iDEN network coverage using roaming arrangements because the uniqueness of our iDEN technology limits our potential roaming partners for subscribers solely on iDEN networks. In addition, the implementation of the roaming services that support our WCDMA services are subject to the risks described below, and the costs of such services may be uneconomical, particularly if the competitive environment continues to put pressure on the prices we are able to charge for services provided to our customers. As a result, we will not be able to utilize roaming arrangements to extend the coverage of our iDEN networks and may not be able to economically extend the coverage of our WCDMA networks using our existing or future roaming arrangements, making it difficult for us to provide geographic coverage for our services that is sufficient to attract and retain certain subscribers and compete effectively with competitors that operate mobile networks with more extensive service areas.
We have entered into roaming arrangements with respect to services supported by our WCDMA networks in Brazil and Mexico that enable our customers in Brazil and Mexico to roam within those markets in areas where we do not offer network coverage. There is no guarantee we will be able to effectively implement or maintain these agreements to provide roaming service in areas where we do not have network coverage or that the terms of those agreements will allow us to utilize roaming services to economically extend our coverage areas. In addition, we have entered into agreements with wireless carriers in a number of countries that allow customers whose service is supported by our WCDMA networks to utilize roaming services in those countries. Both in-market and international roaming requires our customers to rely on networks that are owned and operated by third parties and, in the case of in-market roaming, by our competitors. We are unable to ensure the availability of services or data speeds on these networks, and in most cases, push-to-talk service, one of our key differentiators, will not be available or will not have the same level of performance when our subscribers are roaming, which could negatively affect the service experience of our customers and ultimately make it more difficult to retain these subscribers.

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
In addition, we have broadened our target market to include customers that have typically demonstrated a willingness to change service providers more frequently and have increased our usage of prepaid and hybrid post and prepaid payment terms as part of our service plans in order to attract more price sensitive customers, both of which had an adverse impact on our consolidated customer turnover rate. These and other changes in our marketing strategies and the types of customers we target have recently had a negative impact on our consolidated customer turnover rate and could continue to have that impact in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the cost of acquiring a new subscriber is much higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience further increases in our customer turnover rate, or if the higher customer turnover rates we are currently experiencing do not decline to levels that are closer to what we have historically experienced, our results of operations could be adversely affected.

h.	If our networks do not perform in a manner that meets subscriber expectations, we will be unable to attract and retain customers.
Customer acceptance of the services we offer on our networks is and will continue to be affected by technology-based differences and by the operational performance and reliability of these networks. We may have difficulty attracting and retaining customers if: we are unable to satisfactorily address and resolve performance or other transmission quality issues as they arise; these issues limit our ability to deploy or expand our network capacity as currently planned; or these issues place us at a competitive disadvantage to other wireless providers in our markets. In Mexico, our subscriber base, operating revenues and operating cash flows were negatively impacted by Sprint's decision to deactivate its iDEN network in the U.S. in mid-2013 and our failure to effectively deploy and optimize our WCDMA network to meet the needs of customers who were seeking new services to replace their iDEN services, particularly customers living in areas near the border of Mexico and the U.S. These factors contributed to the negative market perception of our brand and services provided using our WCDMA network that developed in Mexico in late 2013, and our competitors in Mexico used this negative perception as an opportunity to aggressively target our existing and potential subscribers, making it difficult for us to attract and retain subscribers and resulting in a significant decline in our subscriber base from December 31, 2013 to December 31, 2014.

i.
Customer concerns about our financial condition, ability to continue as a going concern and ability to implement our business plan, including our network development and deployment efforts, may have an additional adverse effect on our ability to attract and retain customers.

We believe that our customers may take our medium- to long-term operating and financial outlook, particularly to the extent that it is perceived to impact our network deployment and development, into account when deciding whether to continue or begin service with us. Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors. See “3. Due to our Chapter 11 filing and recent results of operations, we may not be able to continue as a going concern.” If customers or potential customers who are aware of our recent results of operations, or of current and future adjustments to our business plan in response to those results, become concerned that we will be unable to continue to provide service to them at a quality level that meets their needs, customer deactivations could increase and new subscribers could decrease relative to our business plans. Our current business plan assumes that customers will find our services attractive and that we will be able to increase our subscriber base. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will prove to be correct. Increases in customer deactivations and decreases in new subscribers relative to our business plan would adversely affect our revenues and our ability to generate the cash needed to fund our business and meet our other obligations.

8.	If we are not able to manage our future growth, our operating results will suffer.

Our ability to achieve our long-range business goals and to grow profitably is dependent on our ability to manage changes to our business model and cost structure that are necessary to allow us to pursue our plans to expand both our service offerings and our targeted customer segments, including by implementing new and more efficient supporting business systems and processes. Our inability to complete these efforts in a timely fashion, or to manage the related costs, could have an adverse impact on our business.

a.	We may be limited in our ability to grow unless we successfully expand network capacity and launch competitive services.
To continue to successfully retain our existing customers, increase our customer base and pursue our business plan, we must economically:

•	expand the capacity and coverage of our WCDMA networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet customer demand.
In particular, the deployment and expansion of the coverage and capacity of our WCDMA networks will require us to deploy a significant number of new transmitter and receiver sites in order to meet the expanded coverage and capacity requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support those networks and the coverage requirements associated with the spectrum licenses being utilized for those networks. In some of our markets, individuals and governments are opposing new tower construction and supporting laws restricting the construction of towers and other transmitter and receiver sites. Compliance with such laws could increase the time and costs associated with our planned network deployments. The effort required to locate and build a significant number of additional transmitter sites across our markets in coming years will be substantial, and our failure to meet this demand could delay or impair the expansion of our WCDMA networks, which would adversely affect our business.
In addition, as we launch a broader array of services on our WCDMA networks, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting existing and new services and features, and by reducing the costs associated with providing those services. Successful deployment and implementation of new services and technology on our WCDMA networks depend, in part, on the willingness and ability of third parties to develop new handsets and applications that are attractive to our customers and that are available in a timely manner. We may not be able to successfully expand our WCDMA networks as needed or complete the development and deployment of competitive services using our new networks. Failure to successfully expand those networks and services could also be expected to result in subscriber dissatisfaction that could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects. If this occurs, we may be unable to recover the substantial investment we are making in our new networks and the related costs we incur to offer these new services.

b.	Failure to successfully implement core information technology and operating systems may adversely affect our business operations.
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

c.	Costs, regulatory requirements and other problems we encounter as we deploy our WCDMA networks could adversely affect our operations.
In some instances, the rights to use the spectrum that supports our WCDMA networks come with significant regulatory requirements governing the coverage of these networks, the timing of deployment of these networks and the loading of new customers on these networks. If we fail to meet these regulatory requirements, the applicable regulators could assess fines and, in some instances, take action to revoke our spectrum rights.[In addition, our deployment of these new networks will require significant capital expenditures and will result in incremental operating expenses prior to fully launching services. Costs could increase beyond expected levels as a result of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications.
In addition, regulators could require us to provide competitors with the ability to interconnect with our push-to-talk services and, accordingly, gain access to our push-to-talk customers in the future. This access could dilute the competitive advantage and negatively affect the quality of this key differentiator, which could affect the willingness of current customers to remain on our network and negatively impact the willingness of potential customers to choose our service.

9.	Laws restricting the exchange of currencies or expatriating funds limit the ability of our subsidiaries to make funds available to us.
Because almost all of our business operations and assets are conducted and held by our foreign subsidiaries, we depend on those subsidiaries to provide us with cash to satisfy our obligations whether in the form of advances from our subsidiaries, the repayment by our subsidiaries of intercompany loans or the payment of dividends and other distributions from the net earnings and cash flow generated by these subsidiaries. Laws or regulations restricting the exchange of currencies or expatriation of funds limit the ability of these subsidiaries to distribute cash or assets. For example, in Argentina, the Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. From time to time, the Argentine Central Bank and other authorities in Argentina have used these formal and informal requirements to limit the convertibility of currency and our ability to repatriate capital from Nextel Argentina to its parent companies. Due to these restrictions, cash and investments held by Nextel Argentina are not available to our holding company or our subsidiaries located outside of Argentina. Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil's balance of payments. The inability to receive sufficient cash from our subsidiaries to satisfy our obligations would require us to obtain additional debt or equity financing or sell assets to meet those obligations. There can be no assurance that we would be able to obtain such financing or sell assets at acceptable terms or at all and, under such circumstances, our failure to do so could prevent us from satisfying our obligations and from maintaining cash for dividends.

10.
We operate exclusively in foreign markets, and our assets, subscribers and cash flows are concentrated in Latin America, which presents risks to our operating plans. These risks will become more concentrated in Brazil if we complete the sale of Nextel Mexico.

As a holding company with operations concentrated in Latin America, our growth and operating results are dependent on the strength and stability of the economic, political and regulatory environments in which we operate. If we successfully complete the proposed sale of Nextel Mexico, as discussed in "Item 1. Business — Business Update," the risks associated with operating exclusively in foreign markets will relate primarily to the events and conditions in Brazil, and changes in the economic, political and regulatory environment or foreign currency exchange rates in Brazil will have a more significant impact on our operating results than has been the case historically with operations in multiple Latin American markets. As a result, our business and operations may be subject to a higher degree of risk and volatility due to the impact of the risks described below.

a.	A decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.
Historically, in the countries in which we do business, the values of the local currencies in relation to the U.S. dollar have been volatile. The unstable global economic environment and recent weakness in the economies of some of the countries where we operate has led to increased volatility in these currencies. Nearly all of our revenues are earned in non-U.S. currencies, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have had and can have a significant impact on our reported results that may not reflect the operating trends in our business. In addition, almost 50% of our outstanding debt that has not been classified as subject to compromise is denominated in U.S. dollars. A decline in the values of the local currencies in the markets in which we operate makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, declines in the value of local currencies in our markets relative to the U.S. dollar result in reductions in our reported revenues, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies. Depreciation of the local currencies also results in increased costs to us for imported equipment. We have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. As a result, if the values of local currencies in the countries in which our operating companies conduct business depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

b.
We face economic and political risks in our markets, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economies of the markets in which our operating companies conduct business, all of which are considered to be emerging markets. These markets are in countries with economies in various stages of development, some of which are subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and at times, significantly higher than the inflation rate in the U.S. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues. In addition, in recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. For more information, see "9. Laws restricting the exchange of currencies or expatriating funds limit the ability of our subsidiaries to make funds available to us." Limitations on our ability to convert currency and repatriate and redeploy capital may prevent us from managing our business and financial obligations in a cost effective manner, compete effectively, take advantage of new business opportunities and grow our business.
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
Finally, rules and regulations affecting placement and construction of our transmitter and receiver sites affect our ability to deploy and operate our networks in each of our markets, and therefore impact our business strategies. In some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, or have placed embargoes on some of the cell sites owned by our operating companies, which can significantly impede the planned expansion of our service coverage area or require us to remove or modify existing towers, which can result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. Compliance with such laws, rules and regulations could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our WCDMA networks and the coverage requirements associated with the spectrum licenses being utilized for those networks, particularly in Brazil, will require substantially more transmitter and receiver sites to meet the minimum coverage requirements of those licenses and to provide coverage to the areas needed to provide competitive services. In addition, our licenses to use spectrum in some of our markets require us to build our networks within proscribed time periods, and rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in the loss of spectrum licenses.

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
Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current tax law, as a method of increasing revenue. For example, our operating company in Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax and is subject to various types of non-income related taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the economic downturn that has occurred in the last several years has led to proposals and new laws in some of our markets that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers or our ability to do so may be limited by competitive conditions. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.
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

11.
The costs we incur to connect our operating companies’ networks with those of other carriers are subject to local laws in the countries in which they operate and may increase, which could adversely impact our financial results.

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local, long distance and data transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to varying degrees of local regulation in most of the countries in which we operate, and often require us to negotiate agreements with the other carriers, most of whom are our competitors, in order to provide our services. In some instances, other carriers offer their services to some of their subscribers at prices that are near or lower than the rates that we pay to terminate calls on their networks, which may make it more difficult for us to compete profitably. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations in the countries in which we operate and the negotiations with the other carriers. Changes in our customers’ calling patterns that result in more of our customers’ calls terminating on our competitors’ networks and changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

12.	Because we rely on one supplier for equipment used in our iDEN networks, any failure of that supplier to perform could adversely affect our operations.
Some of the spectrum that our operating companies are licensed to use, other than the spectrum that supports our WCDMA networks, is non-contiguous, and the iDEN technology is the only commercially available technology that operates on non-contiguous spectrum. As a result, Motorola Solutions is the primary supplier for the network equipment and Motorola Mobility, which is currently owned by Lenovo Group, is the primary supplier of the handsets we sell for use on our iDEN networks. If either Motorola Solutions or Motorola Mobility fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our iDEN-based networks and handsets on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers to services supported by our iDEN networks, particularly in Argentina where we do not currently hold rights to use spectrum that would support the deployment of a WCDMA-based network. Accordingly, if Motorola Solutions is unable to, or determines not to, continue supporting our iDEN-based infrastructure or if Motorola Mobility is unable to, or determines not to, continue to manufacture iDEN-based handsets, our business in Argentina will be materially adversely affected.

13.	Our business could be negatively impacted by our reliance on indirect distribution channels for a significant portion of our sales.
Our business depends heavily upon third party distribution channels for securing a substantial portion of the new customers to our services, and with the expansion of our target market, we expect to rely more heavily on retailers and other sales channels for a growing portion of our sales. In many instances, we rely on these third party dealers and retailers to serve as the primary contact between us and the customer and to interact with other third parties on our behalf. As a result, there may be risks associated with the actions taken by our distributors or the operators of our other retail channels, including potential risks associated with the failure of our distributors or other retail channels to follow regulatory requirements. The volume of our new customer additions, our ability to retain customers and our profitability could also be adversely affected if these third party dealers or retailers terminate their relationship with us, if there are adverse changes in our relationships with them, if we alter our compensation arrangements with these dealers or retailers or if the financial condition of these dealers or retailers deteriorates.

14.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.
Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we use to support our WCDMA networks, most of which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion to grant or renew licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. In addition, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in our markets take actions modifying or revoking our licenses in response to these claims, our ability to pursue our business plans, including our plans to deploy WCDMA networks, and our results of operations could be materially adversely affected.

15.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.
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

16.	Our business could be negatively impacted by security threats and other material disruptions of our wireless networks.

Major equipment failures and the disruption of our wireless networks as a result of natural disasters, severe weather, terrorist attacks, acts of war, cyber attacks or other breaches of network or information technology security, even for a limited period of time, may result in significant expenses, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. In the past, more stringent network performance standards and reporting obligations have been adopted by the governments in some of our markets in order to ensure quality of service during unforeseen disturbances. We could be required to make significant investments in our existing networks in order to comply with these types of network performance standards. In addition, while we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, if we suffer a security breach of customer or employee confidential data, we may be subject to significant legal and financial exposure, damage to our reputation, and loss of confidence in the security of our products and services.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 34,000 square feet of office space, of which the lease of about 26,000 square feet expires in January 2020 and the lease of the remaining 8,000 square feet expires in June 2015. In addition, each of our operating companies own and lease office space in each of the countries where they conduct business.
Each operating company leases transmitter and receiver sites for the transmission of radio service in the countries in which they operate under various individual site leases. As of December 31, 2014, our operating companies had constructed sites at leased and owned locations for their business, including those constructed for our networks, as shown below:

Operating Company	Number of Sites (1)
Brazil	9,157
Mexico	6,520
Argentina	1,012
Total	16,689
_______________________________________
(1) These amounts do not include 605 indoor sites in Brazil and Mexico and 388 GSM sites in Brazil.

Item 3.	Legal Proceedings
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint against only NII Holdings and three current and former officers, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. On September 22, 2014, the judge issued an order staying all proceedings against the Company following the Company's filing of its petition for relief under Chapter 11. On October 6, 2014, the Company's and the individual defendants' motion to dismiss was denied, and the case is currently continuing as to the remaining individual defendants. On November 3, 2014, at the request of the parties, the court ordered that the case against the three individual defendants be stayed indefinitely, and on January 7, 2015, the court extended the stay until the earlier of May 22, 2015 or the effective date of a plan of reorganization. The Company and the named individuals will continue to vigorously defend themselves in this matter.
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11, and a fifth subsidiary filed a voluntary petition seeking relief under Chapter 11 on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings LLC. The debtors continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s other subsidiaries, including its operating subsidiaries in Brazil, Mexico and Argentina, are not debtors in the Chapter 11 case. As a result of the bankruptcy proceedings, the pending litigation against the debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 proceedings, no party can take further actions to recover pre-petition claims against the Company.
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
Our common stock traded on the Nasdaq Global Select Market under the trading symbol “NIHD” through September 24, 2014. Based on our announcement that we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the associated public interest concerns raised by the filing, as well as concerns regarding the residual equity interest of the existing listed securities holders and about our ability to sustain compliance with all requirements for continued listing on the Nasdaq Market, including in particular the listing rule that requires a minimum bid price of $1 per share, on September 25, 2014, trading of our common stock was suspended at the opening of the Nasdaq Market. Since September 25, 2014, our common stock has traded on the Over-the-Counter (OTC) Bulletin Board under the trading symbol “NIHDQ.” The following table sets forth on a per share basis the reported high and low sales prices for our common stock, as reported on the market at the time, for the quarters indicated.

	Price Range of Common Stock
	High	Low
2013
First Quarter	$7.85	$4.20
Second Quarter	9.82	4.11
Third Quarter	8.28	5.76
Fourth Quarter	6.71	1.90
2014
First Quarter	$3.51	$0.83
Second Quarter	1.27	0.43
Third Quarter	0.84	0.05
Fourth Quarter	0.10	0.02

2.	Number of Stockholders of Record
As of February 28, 2015, there were approximately six holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

We did not repurchase any of our equity securities during the fourth quarter of 2014.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from December 31, 2009 through September 24, 2014 and on the Over-The-Counter Bulletin Board from September 25, 2014 through December 31, 2014. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock as of December 31, 2009 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
NII Holdings	$100.00	$133.00	$63.43	$21.23	$8.19	$0.06
Nasdaq 100	$100.00	$119.04	$122.03	$142.36	$192.26	$225.68
America Movil	$100.00	$122.93	$97.80	$107.73	$116.43	$118.81
Millicom International	$100.00	$141.33	$151.84	$128.70	$149.40	$112.58

Item 6.	Selected Financial Data
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For more information regarding material uncertainties in our business, see Note 2 and Note 11 to our consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$3,688,720	$4,711,567	$5,693,235	$6,353,714	$5,271,603
Impairment and restructuring charges	$220,742	$168,543	$30,401	$—	$—
Foreign currency transaction (losses) gains, net	$(130,499)	$(123,369)	$(63,330)	$(30,120)	$48,436
Net (loss) income from continuing operations	$(1,777,312)	$(1,434,088)	$(81,839)	$373,665	$419,104
Net (loss) income from continuing operations per common share, basic	$(10.31)	$(8.34)	$(0.48)	$2.18	$2.49
Net (loss) income from continuing operations per common share, diluted	$(10.31)	$(8.34)	$(0.48)	$2.16	$2.43

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$5,430,591	$8,679,954	$9,223,078	$9,822,136	$8,195,100
Long-term debt, including current portion	$1,512,392	$5,793,471	$4,709,545	$4,641,895	$3,127,597
Liabilities subject to compromise	$4,593,493	$—	$—	$—	$—
Impairment and Restructuring Charges. During the year ended December 31, 2014, we recognized $220.7 million in impairment and restructuring charges primarily related to the reduction of the carrying value of Nextel Argentina's asset group to its estimated fair value, the discontinuation of certain projects related to the next generation of our push-to-talk services, restructuring charges incurred in connection with the realignment of our organization and staffing structure, and other asset impairment charges related to store closures and the shutdown or abandonment of transmitter and receiver sites in Brazil and Mexico. During the year ended December 31, 2013, we recognized $168.5 million in impairment and restructuring charges primarily related to the discontinuation of our use of software relating to customer relationship management, the restructuring of certain outsourcing agreements to manage our network infrastructure and restructuring charges incurred in connection with the realignment of our organization and staffing structure, including costs associated with staff reductions that occurred primarily at our corporate headquarters and in Mexico. During the year ended December 31, 2012, we recognized $22.8 million in impairment charges related to the write-off of certain information technology projects and $7.6 million in restructuring charges at the corporate level, primarily related to the separation of employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments.
Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction losses for the years ended December 31, 2014, 2013, 2012 and 2011 primarily relate to the impact of the depreciation in the value of our local currencies relative to the U.S. dollar on our operating companies' assets and liabilities. Consolidated foreign currency transaction gains of $48.4 million for the year ended December 31, 2010 are primarily related to the impact of the appreciation in the value of the Mexican peso relative to the U.S. dollar on peso-denominated receivables due to corporate from Nextel Mexico. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
Net (Loss) Income From Continuing Operations. During the second half of 2013 and throughout most of 2014, we experienced a significant decline in subscribers in Mexico and a reduction in operating revenues and operating cash flows generated by Nextel Brazil and Nextel Mexico.

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

•	market acceptance of our new service offerings;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in this annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” and, from time to time, in our reports filed with the SEC.

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of December 31, 2014 and 2013 and our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico and Nextel Argentina.
A.    Executive Overview

Business Update

Chapter 11 Filing. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The debtor entities continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.
Proposed Sale of Mexico Operations. On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico. The purchase agreement provides for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances, on the closing date and subject to other specified adjustments. Completion of the transaction is subject to a number of conditions, including the approval of the Bankruptcy Court and the receipt of required regulatory approvals. Assuming the successful sale of Nextel Mexico, we plan to focus our financial and other resources on our core operation in Brazil.

Business Overview

We provide wireless communication services under the NextelTM brand. Historically, our services were targeted to meet the needs of business customers and individuals who used our services to meet both professional and personal needs. With the deployment of our wideband code division multiple access, or WCDMA, networks in our markets, our target market has expanded to include both business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico and Argentina, with our principal operations located in major business centers and related transportation corridors of these countries. We provide services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil and Mexico serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. We also utilize roaming arrangements to expand the geographic coverage of our WCDMA-based services in Brazil and Mexico.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide mobile services on our 800 MHz spectrum holdings in all of our markets. Our next generation networks utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. We also offer long-term evolution, or LTE, services in Rio de Janeiro in Brazil and in certain cities in Mexico. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone voice service;

•	wireless data services, including text messaging services, mobile internet services and email services;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services outside of our coverage areas.
The deployment and expansion of our WCDMA networks in Brazil and Mexico enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. In the second quarter of 2014, we launched LTE services in Rio de Janeiro, and during the fourth quarter of 2014, we began offering similar LTE services in certain cities in Mexico. We also offer service on our iDEN network in Argentina and continue to provide services on our iDEN networks in Brazil and Mexico.
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

•	expanding our service offerings to meet the needs of a broader range of potential customers, including by offering lower cost prepaid service plans;

•	offering a broad array of differentiated services and devices that build upon and complement our push-to-talk services, which give our customers the ability to communicate with each other instantly;

•	offering new services supported by high quality WCDMA networks;

•	offering a superior customer experience; and

•	building on the strength of the unique positioning of the Nextel brand.
To further support this goal, we plan to manage our costs in a manner designed to improve our operating results. While our investments in our WCDMA networks and LTE upgrades have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the costs of our new networks while building the subscriber base served by them, we believe that these investments in our new networks have begun and will continue to enhance the competitiveness of our service offerings.

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
As part of our efforts to reorganize our business and emerge from the Chapter 11 proceedings, we have recently agreed to sell Nextel Mexico to AT&T. This transaction follows our sale of all of the outstanding equity interests of Nextel Chile to Fucata in August 2014 and our sale of all of the outstanding equity interests of Nextel Peru to Entel in August 2013, which were implemented as part of our strategy to focus on our largest markets. Assuming that the proposed sale of Nextel Mexico is completed as planned, we expect that we will allocate most of our financial and other resources to our operation in Brazil. While we will continue to support our operation in Argentina, our results of operations and this change in emphasis make it appropriate for us to consider and explore a variety of strategic options for this market, such as partnerships, service arrangements and asset sales in an effort to maximize Nextel Argentina's value.

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

During the third quarter of 2014, Nextel Brazil automated its deactivation and collections processes, extended the deactivation period for some of its subscriber units and aligned some of these policies with its competitors. These actions are expected to improve collections in Brazil and provide additional time to retain certain subscribers. As a result of the extension of the deactivation period, Nextel Brazil did not deactivate approximately 42 thousand subscribers during the second half of 2014 that would have been deactivated under the original policy.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers. The table below provides an overview of our subscriber units in commercial service on both our iDEN and WCDMA networks in the countries indicated as of December 31, 2013 and as of and for the year ended December 31, 2014.

	Brazil	Mexico	Argentina	Total
	(in thousands)
iDEN subscriber units	3,620.3	2,074.6	2,023.1	7,718.0
WCDMA subscriber units	337.9	1,189.9	—	1,527.8
Total subscriber units in commercial service — December 31, 2013	3,958.2	3,264.5	2,023.1	9,245.8

iDEN net subscriber losses	(537.1)	(552.7)	(68.7)	(1,158.5)
WCDMA net subscriber additions	920.4	176.7	—	1,097.1
Total net subscriber additions (losses)	383.3	(376.0)	(68.7)	(61.4)

Migrations from iDEN to WCDMA	414.0	632.5	—	1,046.5

iDEN subscriber units	2,669.2	889.4	1,954.4	5,513.0
WCDMA subscriber units	1,672.3	1,999.1	—	3,671.4
Total subscriber units in commercial service — December 31, 2014	4,341.5	2,888.5	1,954.4	9,184.4

The following table shows our customer turnover rates for subscribers on both our iDEN and WCDMA networks in the countries indicated for the year ended December 31, 2014.

	Brazil	Mexico	Argentina	Total
Total customer turnover (1)	2.55%	3.93%	4.40%	3.40%
iDEN customer turnover	2.72%	5.25%	4.40%	3.75%
WCDMA customer turnover	2.03%	2.90%	—	2.57%
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
Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, where applicable, variable charges for airtime and two-way radio usage in excess of plan minutes or data in excess of plan limits, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA networks. We recognize service revenue as service is provided, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize handset revenue when title and risk of loss passes to the customer.
We bill excess usage to certain of our subscribers in arrears. In order to recognize the revenues originating from excess usage, we estimate the unbilled portion based on the usage that the subscriber had during the part of the month already billed, and we use this actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimates by comparing them to actual excess usage revenue billed the following month. While our estimates have been consistent with our actual results, actual usage in future periods could differ from our estimates.
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
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. We estimate this allowance based on historical experience, aging of accounts receivable and individual subscriber payment history. Actual write-offs in the future could be impacted by general economic and business conditions, as well as fluctuations in subscriber deactivations, that are difficult to predict and therefore may differ from our estimates. A 10% increase in our consolidated allowance for doubtful accounts as of December 31, 2014 would have resulted in $5.5 million of additional bad debt expense for the year ended December 31, 2014.
Depreciation of Property, Plant and Equipment.  We record at cost our network assets and other improvements that extend the useful lives of the underlying assets and depreciate those assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than anticipated. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations. During the fourth quarter of 2013, we reviewed the useful lives of our communication towers and determined that the useful lives of some of these towers should be increased to 30 years compared to the 10- or 15-year useful lives over which we were previously depreciating these sites.
Amortization of Intangible Assets.  Intangible assets primarily consist of our telecommunications licenses. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 3 to 20 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environments in the markets we serve are continuously changing and, as a result, the cost of renewing our licenses could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Our licenses in Mexico give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800MHz spectrum in Mexico may be limited. In light of these uncertainties we classify our licenses as definite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations.
Valuation of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset groups were determined based on an assessment of the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, we recognize a loss for the difference between the estimated fair value and carrying value of the assets. As a result of the review of our long-lived assets and our exploration of strategic options for Nextel Argentina, in December 2014, we determined that the carrying value of Nextel Argentina's asset group, which includes all of the operating assets and liabilities held by our Argentine segment, was not recoverable. Accordingly, we recorded a non-cash asset impairment charge of $84.7 million to reduce the carrying amount of Nextel Argentina's asset group to its estimated fair value. In addition, during 2014, we tested long-lived assets in our Nextel Brazil and Nextel Mexico segments for recoverability and, based on our estimates of undiscounted cash flows, determined the carrying values to be recoverable. Our estimates of undiscounted cash flows for Nextel Brazil and Nextel Mexico exceeded the carrying value of the respective asset groups. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows may not be sufficient to recover the carrying values of our asset groups, and we could record asset impairments that are material to our consolidated results of operations and financial condition.
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
We report the effect of changes in exchange rates on U.S. dollar-denominated assets and liabilities as foreign currency transaction gains or losses. We report the effect of changes in exchange rates on intercompany transactions of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. The intercompany transactions that, in our view, are of a long-term investment nature include certain intercompany loans and advances from our U.S. subsidiaries to Nextel Brazil and Nextel Chile. In contrast, we report the effect of exchange rates on U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated in the foreseeable future, as foreign currency transaction gains or losses in our consolidated statements of comprehensive loss. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on how we report foreign currency transaction gains and losses in our consolidated financial statements.
Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with the FASB’s authoritative guidance on accounting for contingencies. We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, material loss contingencies if it is reasonably possible that a loss will occur or if the loss cannot be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. The FASB’s authoritative guidance requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.
Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we do not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized.
The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. As of December 31, 2014, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2015 and subsequent years. As a result, the valuation allowance on our deferred tax assets increased by $532.6 million during 2014. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets.
We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions that we believe reflect the “more-likely-than-not” criteria of the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on our consolidated financial statements or may exceed the current income tax reserves in amounts that could be material.

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
See "Revenue Recognition" above and Note 3 to our consolidated financial statements included at the end of this annual report on Form 10-K for a description of our revenue recognition accounting policies.
Cost of revenues primarily includes the cost of providing wireless service and the cost of handsets and accessories. Cost of providing service consists of:

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
Cost of handsets and accessories consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of handset and related accessory inventory for shrinkage or obsolescence.
Our service and other revenues and the variable component of our cost of service are primarily driven by the number of subscriber units in commercial service and the rate plans applicable to, and the levels of usage of, those subscriber units. Our handset and accessory revenues and cost of handsets and accessories are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing subscribers.
Selling and marketing expenses include all of the expenses related to acquiring subscribers to our services, exclusive of costs to subsidize our handsets.
General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections, provisions for doubtful accounts, maintenance of management information systems, corporate overhead and payroll, including share-based payments for stock options and restricted stock.
Reorganization items include all income, expenses, gains or losses that are incurred or realized as a result of the commencement of the Chapter 11 cases. These costs include unamortized discounts, premiums and financing costs related to debt that is subject to compromise as a result of our Chapter 11 filing, as well as professional fees and related costs associated with and incurred during the Chapter 11 cases.
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2014, 2013 and 2012. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods.

	2014	2013	2012	2013 to 2014 Percent Change	2012 to 2013 Percent Change
Brazilian real	2.35	2.16	1.95	(8.8)%	(10.8)%
Mexican peso	13.30	12.77	13.17	(4.2)%	3.0%
Argentine peso	8.13	5.48	4.55	(48.4)%	(20.4)%

Late in 2012 and continuing throughout 2013 and 2014, foreign currency exchange rates in the countries where we operate generally depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of 2012, as well as the end of each of the quarters in 2013 and 2014. If the values of these exchange rates remain at levels similar to the end of 2014 or depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2012	2013				2014
	December	March	June	September	December	March	June	September	December
Brazilian real	2.04	2.01	2.22	2.23	2.34	2.26	2.20	2.45	2.66
Mexican peso	13.01	12.35	13.19	13.01	13.08	13.08	13.03	13.45	14.72
Argentine peso	4.92	5.12	5.39	5.79	6.52	8.00	8.13	8.43	8.55

To provide better insight into the results of some of our operating segments, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil, Nextel Mexico and Nextel Argentina on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the year ended December 31, 2013 to amounts that would have resulted if the average foreign currency rates for the year ended December 31, 2013 were the same as the average foreign currency exchange rates that were in effect for the year ended December 31, 2014; and (ii) by comparing the constant currency financial measures for the year ended December 31, 2013 to the actual financial measures for the year ended December 31, 2014. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the year ended December 31, 2013, other than certain components of those measures consisting of U.S. dollar-based operating expenses, which were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Year Ended December 31, 2014 vs. Year Ended December 31, 2013

a.	Consolidated

	Year Ended December 31, 2014	% of Consolidated Operating Revenues	Year Ended December 31, 2013	% of Consolidated Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$3,447,167	93%	$4,517,154	96%	$(1,069,987)	(24)%	(16)%
Handset and accessory revenues	241,553	7%	194,413	4%	47,140	24%	47%
	3,688,720	100%	4,711,567	100%	(1,022,847)	(22)%	(13)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,308,835	36%	1,392,140	30%	(83,305)	(6)%	4%
Cost of handsets and accessories	973,491	26%	884,789	18%	88,702	10%	20%
	2,282,326	62%	2,276,929	48%	5,397	—	10%
Selling and marketing expenses	527,970	14%	573,884	12%	(45,914)	(8)%	(5)%
General and administrative expenses	1,171,088	32%	1,367,889	29%	(196,801)	(14)%	(6)%
Impairment and restructuring charges	220,742	6%	168,543	4%	52,199	31%	31%
Gain on sale of towers	(74,631)	(2)%	—	—	(74,631)	NM	NM
Depreciation and amortization	672,705	18%	692,927	15%	(20,222)	(3)%	5%
Operating loss	(1,111,480)	(30)%	(368,605)	(8)%	(742,875)	202%	186%
Interest expense, net	(449,345)	(12)%	(526,530)	(11)%	77,185	(15)%	(13)%
Interest income	66,425	2%	43,327	1%	23,098	53%	81%
Foreign currency transaction losses, net	(130,499)	(4)%	(123,369)	(3)%	(7,130)	6%	22%
Other expense, net	(6,721)	—	(12,859)	—	6,138	(48)%	(43)%
Loss from continuing operations before reorganization items and income tax provision	(1,631,620)	(44)%	(988,036)	(21)%	(643,584)	65%	66%
Reorganization items	(71,601)	(2)%	—	—	(71,601)	NM	NM
Income tax provision	(74,091)	(2)%	(446,052)	(9)%	371,961	(83)%	(82)%
Net loss from continuing operations	(1,777,312)	(48)%	(1,434,088)	(30)%	(343,224)	24%	27%
Loss from discontinued operations, net of income taxes	(180,386)	(5)%	(215,511)	(5)%	35,125	(16)%	1%
Net loss	$(1,957,698)	(53)%	$(1,649,599)	(35)%	$(308,099)	19%	24%
_______________________________________
NM-Not Meaningful
We continued to experience deteriorating financial and operational results in 2014 due to a number of factors, including the economic and competitive environments in our markets, declining local currency values, the impact of previous delays in the deployment and launch of services on our WCDMA networks and the increased costs to support these networks. The delays in the deployment and launch of services on our WCDMA networks resulted in a significant decline in our subscriber base in Mexico and substantially lower levels of average revenue per subscriber in Brazil. As a result of these and other factors, our consolidated operating revenues decreased 22% on a reported basis, and 13% on a constant currency basis, from 2013 to 2014.
During 2014, we implemented a number of measures designed to reduce our costs, including significant headcount reductions at the corporate level and in our markets. Despite some of these reductions in our cost structure, which reduced a number of categories of costs compared to 2013, the overall combined impact of our lower consolidated operating revenues, weaker average foreign currency exchange rates and higher cost of handsets and accessories led to increases in our consolidated cost of revenues, selling and marketing expenses and general and administrative expenses as percentages of consolidated operating revenues in 2014 compared to 2013. Consolidated impairment and restructuring charges as a percentage of consolidated operating revenues also increased from 2013 to 2014. As a result of these factors, our operating loss increased $742.9 million from 2013 to 2014.

In 2014, our investments in consolidated capital expenditures were $428.4 million, which represents a 51% decrease from 2013. We plan to continue to invest in the enhancement of our WCDMA network in Brazil in 2015 and will continue to make these types of investments in Mexico pending the completion of the proposed sale of Nextel Mexico to AT&T. We also expect to rely on our roaming agreements with Telefonica to provide expanded coverage in certain geographic areas on a cost effective basis rather than investing additional capital expenditures to facilitate network expansion.

1.	Operating revenues

Consolidated operating revenues decreased $1,022.8 million, or 22%, on a reported basis from 2013 to 2014 as a result of a $1,070.0 million, or 24%, decrease in service and other revenues, partially offset by a $47.2 million, or 24%, increase in handset and accessory revenues. On a constant currency basis, consolidated operating revenues decreased 13% from 2013 to 2014.

As discussed above, the decrease in consolidated service and other revenues was largely a result of the decline in our consolidated subscriber base, most significantly in Mexico, and a decrease in consolidated average revenue per subscriber in local currency, principally in Brazil, compounded by weaker foreign currency exchange rates across all markets for 2014 compared to 2013. See further discussion in "— Segment Results" below.

The increase in consolidated handset and accessory revenues was primarily caused by higher gross subscriber additions in Brazil resulting from the launch of our WCDMA network there in late 2013.

2.	Cost of revenues

Consolidated cost of revenues increased $5.4 million on a reported basis from 2013 to 2014 primarily as a result of:

•
a $111.9 million, or 20%, increase in consolidated direct switch and transmitter and receiver site costs due to a 10% increase in the number of sites in service from December 31, 2013 to December 31, 2014 in connection with the deployment and expansion of our WCDMA networks and LTE upgrades in Brazil and Mexico; and

•
an $88.7 million, or 10%, increase in the consolidated cost of handsets and accessories resulting from an 11% increase in consolidated gross subscriber additions and a change in the mix of handsets toward higher cost smartphones and other high-tier handsets.

These increases were partially offset by:

•
a $136.0 million, or 25%, decrease in consolidated interconnect costs related to lower interconnect minutes of use, primarily caused by the reduction in our consolidated subscriber base, and lower interconnect costs per minute in Brazil;

•
a $45.4 million, or 33%, decrease in consolidated service and repair costs, mostly in Brazil and Argentina, resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets; and

•	weaker foreign currency exchange rates across all markets for 2014 compared to 2013.

On a constant currency basis, consolidated cost of revenues increased 10% for 2014 compared to 2013.

3.	Selling and marketing expenses

The $45.9 million, or 8%, decrease in consolidated selling and marketing expenses on a reported basis, and 5% decrease on a constant currency basis, in 2014 compared to 2013 was principally caused by a decrease in commissions earned by both sales personnel and third party dealers, mostly in Mexico, partially offset by an increase in advertising costs, mostly in Brazil.

4.	General and administrative expenses

The $196.8 million, or 14%, decrease in consolidated general and administrative expenses on a reported basis, and 6% decrease on a constant currency basis, for 2014 compared to 2013 was primarily the result of lower payroll costs related to fewer general and administrative personnel resulting from reductions in force, lower revenue-based taxes associated with the decline in Nextel Brazil and Nextel Mexico's operating revenues, a decrease in customer care expenses, mostly in Mexico and Argentina, and a decrease in information technology costs, mostly in Mexico and at the corporate level.

5.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in 2014 primarily related to the following:

•	an $84.7 million non-cash asset impairment charge to reduce the carrying amount of Nextel Argentina's asset group to its estimated fair value;

•
$48.4 million in severance and related costs incurred across all of our markets resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses;

•	a $47.9 million non-cash asset impairment charge related to our decision to cease further development on one of the strategic options for the next generation of our push-to-talk services; and

•
$25.5 million in other non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of certain transmitter and receiver sites in Brazil and Mexico and certain retail store closures in Brazil related to the realignment of our distribution channels.

Consolidated impairment and restructuring charges recognized in 2013 primarily related to the following.

•
a non-cash asset impairment charge of $85.3 million related to the discontinuation of software previously developed to support our customer relationship management systems, of which $76.3 million was recognized at the corporate level and $9.0 million was recognized by Nextel Mexico;

•
a $39.7 million non-cash charge in connection with the restructuring of our network outsourcing agreements reflecting the write-off of a portion of the base contractual fees that we had classified as a prepayment and that were being recognized over the life of the agreements prior to their restructuring;

•
$30.1 million in restructuring charges, the majority of which was at the corporate level and in Mexico, related to the separation of employees and other restructuring activities in conjunction with actions taken to realign staffing and other resources;

•	$6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings; and

•	$5.9 million in charges incurred at the corporate level related to the discontinuation of the development of certain network features.

6.	Gain on sale of towers

During the third quarter of 2014, Nextel Mexico completed the sale of 1,483 communication towers. After the finalization of the price adjustments, Nextel Mexico began accounting for this transaction as a sale-leaseback and recognized a $75.4 million gain related to the completion of the sale of these towers. Separately, during the fourth quarter of 2014, Nextel Brazil completed the sale of 2,034 communication towers. After the finalization of the price adjustments, Nextel Brazil began accounting for this transaction as a sale-leaseback and recognized an immaterial loss related to the completion of the sale of these towers.

7.	Interest expense, net

In accordance with the U.S. Bankruptcy Code, subsequent to September 15, 2014, we have not accrued interest on any series of our senior notes as we do not believe it is probable of being treated as an allowed claim in the Chapter 11 cases. As a result, consolidated net interest expense decreased $77.2 million, or 15%, on a reported basis, and 13% on a constant currency basis, from 2013 to 2014.

8.	Reorganization items

Reorganization items of $71.6 million in 2014 were related to the write off of discounts, premiums and unamortized financing costs associated with our NII Capital Corp. and NIIT senior notes, as well as professional fees and other costs incurred in connection with our Chapter 11 filing.

9.	Income tax provision

The $372.0 million, or 83%, decrease in the consolidated income tax provision from 2013 to 2014 is primarily due to the valuation allowances that were recorded in 2013 in Brazil and Mexico. During 2013, the $446.1 million income tax provision was primarily the result of establishing $572.8 million in valuation allowances with respect to certain of our Brazilian and Mexican subsidiaries. During 2014, we established a $49.1 million valuation allowance with respect to our Argentine operating company.
Segment Results
We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. A discussion of our segment results is provided below.

b.	Nextel Brazil

	Year Ended December 31, 2014	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2013	% of Nextel Brazil’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,694,181	92%	$2,109,363	96%	$(415,182)	(20)%	(12)%
Handset and accessory revenues	154,737	8%	98,671	4%	56,066	57%	71%
	1,848,918	100%	2,208,034	100%	(359,116)	(16)%	(9)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	693,004	38%	767,908	35%	(74,904)	(10)%	(2)%
Cost of handsets and accessories	415,082	22%	250,749	11%	164,333	66%	81%
	1,108,086	60%	1,018,657	46%	89,429	9%	19%
Selling and marketing expenses	267,574	14%	207,646	9%	59,928	29%	41%
General and administrative expenses	606,949	33%	670,602	31%	(63,653)	(9)%	(1)%
Segment (losses) earnings	$(133,691)	(7)%	$311,129	14%	$(444,820)	(143)%	(147)%
Nextel Brazil contributed 50% of our consolidated operating revenues for 2014 compared to 47% in 2013, and comprised 47% of our total subscriber base at the end of 2014 compared to 43% at the end of 2013. Over the last several years, Nextel Brazil has operated in a highly competitive environment that reflected a significant increase in promotional activity, including price reductions and other special offers, by its competitors. In addition, Nextel Brazil did not begin offering full voice and data services on its WCDMA network until late in 2013, which reflected a delay from the service launch dates that we had originally planned. Prior to that time, Nextel Brazil was competing using its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors, and found it necessary to offer iDEN rate plans with lower average revenue per subscriber in order to retain customers on its iDEN network. Consequently, many iDEN customers migrated to lower rate service plans, and new customers on the iDEN network have been and are continuing to select lower rate service plans. In addition, as of December 31, 2014, Nextel Brazil's subscriber base included approximately 246 thousand data-only subscribers, which typically generate lower levels of average revenue per subscriber. As a result of these factors, Nextel Brazil's average revenue per subscriber during 2014 was significantly lower than its average revenue per subscriber during 2013, which caused the $415.2 million, or 20%, decline in Nextel Brazil's service and other revenues from 2013 to 2014 despite a 10% increase in Nextel Brazil's ending subscriber base from December 31, 2013 to December 31, 2014 that resulted from the launch of Nextel Brazil's WCDMA network in late 2013. On a constant currency basis, Nextel Brazil's service and other revenues decreased 12%, and its average revenue per subscriber decreased 26% in 2014 compared to 2013.
During 2014, Nextel Brazil experienced WCDMA subscriber growth, which was partially offset by deactivations by iDEN subscribers, and increasing levels of WCDMA-based average revenue per subscriber for new subscriber additions. As of December 31, 2014, excluding average revenue per subscriber for data-only subscribers, Nextel Brazil's WCDMA-based average revenue per subscriber for combined voice and data plans was higher than its iDEN-based average revenue per subscriber.
During 2014, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro both for regulatory purposes and to improve the capacity of its network. As a result, Nextel Brazil incurred increased operating expenses in connection with an increase in the number of transmitter and receiver sites on air from the end of 2013 to the end of 2014. Nextel Brazil also incurred higher cost of handset sales and advertising costs to support an increase in gross subscriber additions. These increased operating costs were partially offset by cost reductions in other areas, but led to an increase in overall operating expenses. This increase combined with the decline in operating revenues discussed above resulted in a reduction in Nextel Brazil's segment earnings margin from 14% in 2013 to a segment loss margin of 7% in 2014. Nextel Brazil's capital expenditures were $218.9 million for 2014, which represented 51% of our consolidated capital expenditures, compared to 53% of our consolidated capital expenditures for 2013.
The average value of the Brazilian real depreciated relative to the U.S. dollar during 2014 by 9% compared to the average value that prevailed during 2013. As a result, the components of Nextel Brazil's results of operations for 2014, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.
Nextel Brazil’s segment earnings decreased $444.8 million, or 143%, on a reported basis, and 147% on a constant currency basis, in 2014 compared to 2013, as a result of the following:

1.	Operating revenues

The $415.2 million, or 20%, decrease in service and other revenues on a reported basis in 2014 compared to 2013 is primarily the result of the decline in average revenue per subscriber described above and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's service and other revenues decreased 12% in 2014 compared to 2013.

The $56.1 million, or 57%, increase in handset and accessory revenues on a reported basis in 2014 compared to 2013 is primarily the result of a 24% increase in gross subscriber additions, the majority of which related to WCDMA handset sales, as well as a change in the mix of handsets toward higher cost smartphones and other high-tier handsets. On a constant currency basis, Nextel Brazil's handset and accessory revenues increased 71% in 2014 compared to 2013.

2.	Cost of revenues

In 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and additional reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. The transition rules also provide for a partial "bill and keep" settlement process that applies the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors, which further reduces mobile termination charges for smaller operators. The benefit of this partial bill and keep settlement process, which previously only applied to services provided on Nextel Brazil's WCDMA network but will soon apply to all of Nextel Brazil's services, including services provided using its iDEN network as a result of recent regulatory changes in Brazil, declines as mobile termination rates in Brazil transition to a cost-based model. The $74.9 million, or 10%, decrease in cost of service on a reported basis from 2013 to 2014 is largely due to a $112.3 million, or 31%, decrease in interconnect costs related to the changes in the regulated interconnect cost structure described above and a $23.0 million, or 36%, decrease in service and repair costs. These decreases were partially offset by a $62.4 million, or 23%, increase in site and switch expenses, primarily due to an increase in direct switch and transmitter and receiver site costs resulting from a 9% increase in the number of sites in service from December 31, 2013 to December 31, 2014 in connection with the deployment and expansion of Nextel Brazil's WCDMA network and LTE upgrade.

The $164.3 million, or 66%, increase in the cost of handsets and accessories on a reported basis from 2013 to 2014 is largely related to the increase in gross subscriber additions on Nextel Brazil's WCDMA network discussed above, as well as a change in the mix of handsets toward higher cost smartphones and other high-tier handsets.

3.	Selling and marketing expenses

The $59.9 million, or 29%, increase in selling and marketing expenses on a reported basis, and 41% on a constant currency basis, in 2014 compared to 2013 was largely due to higher advertising costs resulting from new marketing campaigns in connection with our efforts to increase awareness of Nextel Brazil as a next generation service provider, as well as an increase in commissions resulting from higher gross subscriber additions and an increase in average commission per gross subscriber addition related to a change in the mix of commissions toward more costly indirect sales channels.

4.	General and administrative expenses

The $63.7 million, or 9%, decrease in general and administrative expenses on a reported basis, and 1% on a constant currency basis, in 2014 compared to 2013 is principally due to lower payroll costs related to fewer general and administrative personnel resulting from a reduction in force, a decrease in revenue-based taxes associated with the decline in operating revenues described above and a reduction in bad debt expense from 2013 to 2014 related to the delays in processing billing cycles that Nextel Brazil experienced in 2013 that resulted in higher bad debt expense during that year.

c.	Nextel Mexico

	Year Ended December 31, 2014	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2013	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,375,379	97%	$1,832,737	98%	$(457,358)	(25)%	(22)%
Handset and accessory revenues	41,784	3%	39,960	2%	1,824	5%	9%
	1,417,163	100%	1,872,697	100%	(455,534)	(24)%	(21)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	511,069	36%	484,367	26%	26,702	6%	10%
Cost of handsets and accessories	491,003	35%	547,123	29%	(56,120)	(10)%	(7)%
	1,002,072	71%	1,031,490	55%	(29,418)	(3)%	1%
Selling and marketing expenses	207,468	14%	292,800	16%	(85,332)	(29)%	(26)%
General and administrative expenses	298,104	21%	368,511	19%	(70,407)	(19)%	(16)%
Segment (losses) earnings	$(90,481)	(6)%	$179,896	10%	$(270,377)	(150)%	(152)%
Nextel Mexico represented 38% of our consolidated operating revenues for 2014 compared to 40% for 2013, and comprised 32% of our total subscriber base at the end of 2014 compared to 35% at the end of 2013.
Nextel Mexico experienced significant disruption to its business plans, and a decline in its subscriber base, operating revenues and operating cash flows, in connection with Sprint’s deactivation of its iDEN network in the U.S. in mid-2013, which was compounded by the insufficient capacity of Nextel Mexico's WCDMA network to handle the number of subscribers that migrated from service on our iDEN network to service on our WCDMA network, as well as the inability of our customer operations to respond to problems encountered by those subscribers. The deactivation of Sprint's iDEN network also resulted in changes to the connections previously available between our subscribers and their contacts in the U.S., as well as our customers’ ability to roam in the U.S. These changes had an adverse impact on our customers' experience in using their services and created a negative perception of our services and reputation as a provider of high quality services in Mexico, which has made it more difficult for us to attract and retain subscribers in 2014. As a result of these factors and the competitive environment in Mexico, Nextel Mexico experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, resulting in a 12% reduction in Nextel Mexico's ending subscriber base from December 31, 2013 to December 31, 2014.
Over the course of the last year, Nextel Mexico has experienced deteriorating financial and operational results due to these and other factors, including the economic and competitive environments in Mexico. As a result, Nextel Mexico's operating revenues decreased 24% on a reported basis, and its average revenue per subscriber decreased 6%, for 2014 compared to 2013. On a constant currency basis, Nextel Mexico's operating revenues decreased 21%, and its average revenue per subscriber decreased 2%, in 2014 compared to 2013 primarily as a result of subscriber migrations to lower rate service plans, particularly for iDEN subscribers, as well as a higher mix of prepaid subscribers with lower average revenues per subscriber. The percentage of Nextel Mexico's total subscriber base that represented prepaid subscribers increased from 3% as of December 31, 2013 to 11% as of December 31, 2014.
Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by our customers, including improving its retail distribution channels, launching awareness campaigns to inform subscribers of the improvements to its WCDMA network and offering new service plans. As a result of these efforts, Nextel Mexico experienced some recovery in the second half of 2014, and its gross subscriber additions increased 13% from 2013 to 2014.
The average value of the Mexican peso depreciated relative to the U.S. dollar by 4% during 2014 compared to the average value that prevailed in 2013. As a result, the components of Nextel Mexico's results of operations for 2014, after translation into U.S. dollars, reflect slightly lower revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not depreciated relative to the U.S. dollar. If the value of the Mexican peso remains at current levels or depreciates further relative to the U.S. dollar, Nextel Mexico's future reported results of operations will be adversely affected.

Nextel Mexico's segment earnings decreased $270.4 million, or 150%, on a reported basis, and 152% on a constant currency basis, in 2014 compared to 2013. Nextel Mexico's segment earnings margin of 10% in 2013 declined to a segment loss margin of 6% in 2014 as a result of the following:

1.	Operating revenues
The $457.4 million, or 25%, decrease in service and other revenues on a reported basis, and 22% on a constant currency basis, in 2014 compared to 2013 is primarily due to a 12% reduction in Nextel Mexico's subscriber base from December 31, 2013 to December 31, 2014 and lower average revenue per subscriber.

2.	Cost of revenues

The $26.7 million, or 6%, increase in cost of service on a reported basis from 2013 to 2014 is largely due to a $50.3 million, or 20%, increase in direct switch and transmitter and receiver site costs resulting from a 13% increase in the number of sites in service from December 31, 2013 to December 31, 2014 in connection with the deployment and expansion of Nextel Mexico's WCDMA network, partially offset by a $27.2 million, or 99%, decrease in managed services expenses related to the insourcing of certain activities and an $8.4 million, or 6%, decrease in interconnect costs related to lower interconnect minutes of use.

The decrease in cost of handsets and accessories on a reported basis from 2013 to 2014 was caused by a $175.9 million, or 72%, decrease in the cost of iDEN handsets, partially offset by a $119.7 million, or 40%, increase in the cost of WCDMA handsets.

3.	Selling and marketing expenses

The $85.3 million, or 29%, decrease in selling and marketing expenses on a reported basis, and 26% on a constant currency basis, in 2014 compared to 2013 is primarily the result of lower indirect commissions resulting from a 27% decrease in indirect gross subscriber additions, a decrease in average commission per gross subscriber addition resulting from a change in Nextel Mexico's commissions structure and lower advertising costs.

4.	General and administrative expenses

The $70.4 million, or 19%, decrease in general and administrative expenses on a reported basis, and 16% on a constant currency basis, in 2014 compared to 2013 is primarily the result of lower customer care expenses associated with Nextel Mexico's smaller subscriber base, lower payroll costs related to fewer general and administrative personnel resulting from a reduction in force and a decrease in information technology costs.

d.	Nextel Argentina

	Year Ended December 31, 2014	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2013	% of Nextel Argentina’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$379,939	89%	$575,536	90%	$(195,597)	(34)%	(2)%
Handset and accessory revenues	45,032	11%	60,912	10%	(15,880)	(26)%	10%
	424,971	100%	636,448	100%	(211,477)	(33)%	(1)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	105,165	25%	140,390	22%	(35,225)	(25)%	11%
Cost of handsets and accessories	69,686	16%	90,879	14%	(21,193)	(23)%	14%
	174,851	41%	231,269	36%	(56,418)	(24)%	12%
Selling and marketing expenses	47,462	11%	61,607	10%	(14,145)	(23)%	14%
General and administrative expenses	126,417	30%	164,154	26%	(37,737)	(23)%	14%
Segment earnings	$76,241	18%	$179,418	28%	$(103,177)	(58)%	(37)%

Nextel Argentina comprised 12% of our consolidated operating revenues for 2014 compared to 13% for 2013, and represented 21% of our total subscriber base at the end of 2014 compared to 22% at the end of 2013. Almost half of Nextel Argentina's subscriber base as of December 31, 2014 represented subscribers who are utilizing prepaid service plans that generate lower average monthly revenues per subscriber unit. Nextel Argentina generated a segment earnings margin of 18% in 2014 compared to 28% in 2013. Over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future years. The higher inflation rate has affected costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations may be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by some of its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate in 2014 compared to 2013 as its customers were targeted by competitors’ aggressive offers.
The average value of the Argentine peso during 2014 depreciated relative to the U.S. dollar by 48% compared to the same period in 2013. As a result, the components of Nextel Argentina's results of operations for 2014 after translation into U.S. dollars reflect significantly lower U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. The average exchange rate used to translate Nextel Argentina's results of operations may not be indicative of the economic reality in Argentina.
Nextel Argentina's segment earnings decreased $103.2 million, or 58%, on a reported basis in 2014 compared to 2013, and its segment earnings margin decreased to 18% in 2014 compared to 28% in 2013, primarily as a result of the significant depreciation in the value of the Argentine peso relative to the U.S. dollar. On a constant currency basis, Nextel Argentina's segment earnings decreased 37% in 2014 compared to 2013, primarily as a result of lower operating revenues and higher overall costs resulting from higher inflation rates.

e.	Corporate

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$351	$42	$309	NM
Selling and marketing expenses	5,544	11,831	(6,287)	(53)%
General and administrative expenses	144,932	169,813	(24,881)	(15)%
Segment losses	$(150,125)	$(181,602)	$31,477	(17)%
_______________________________________
NM-Not Meaningful
Segment losses decreased $31.5 million, or 17%, in 2014 compared to 2013 primarily due to a $24.9 million, or 15%, decrease in general and administrative expenses largely resulting from reduced payroll expenses related to fewer general and administrative personnel following a reduction in personnel and lower information technology costs. General and administrative expenses for 2014 also included $22.6 million in consulting costs and other professional fees incurred in connection with our exploration of strategic and restructuring options and in preparation for our Chapter 11 filing.

2.	Year Ended December 31, 2013 vs. Year Ended December 31, 2012

a.	Consolidated

	Year Ended December 31, 2013	% of Consolidated Operating Revenues	Year Ended December 31, 2012	% of Consolidated Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$4,517,154	96%	$5,424,766	95%	$(907,612)	(17)%	(12)%
Handset and accessory revenues	194,413	4%	268,469	5%	(74,056)	(28)%	(22)%
	4,711,567	100%	5,693,235	100%	(981,668)	(17)%	(12)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	1,392,140	30%	1,509,543	27%	(117,403)	(8)%	(1)%
Cost of handsets and accessories	884,789	18%	792,466	13%	92,323	12%	14%
	2,276,929	48%	2,302,009	40%	(25,080)	(1)%	5%
Selling and marketing expenses	573,884	12%	668,783	11%	(94,899)	(14)%	(13)%
General and administrative expenses	1,367,889	29%	1,593,139	27%	(225,250)	(14)%	(8)%
Impairment and restructuring charges	168,543	4%	30,401	2%	138,142	NM	NM
Depreciation and amortization	692,927	15%	605,161	11%	87,766	15%	21%
Operating (loss) income	(368,605)	(8)%	493,742	9%	(862,347)	(175)%	(178)%
Interest expense, net	(526,530)	(11)%	(359,795)	(7)%	(166,735)	46%	49%
Interest income	43,327	1%	33,785	1%	9,542	28%	33%
Foreign currency transaction losses, net	(123,369)	(3)%	(63,330)	(2)%	(60,039)	95%	107%
Other expense, net	(12,859)	—	(28,097)	—	15,238	(54)%	(54)%
(Loss) income from continuing operations before income tax provision	(988,036)	(21)%	76,305	1%	(1,064,341)	NM	NM
Income tax provision	(446,052)	(9)%	(158,144)	(2)%	(287,908)	182%	200%
Net loss from continuing operations	(1,434,088)	(30)%	(81,839)	(1)%	(1,352,249)	NM	NM
Loss from discontinued operations, net of income taxes	(215,511)	(5)%	(683,410)	(12)%	467,899	(68)%	(58)%
Net loss	$(1,649,599)	(35)%	$(765,249)	(13)%	$(884,350)	116%	176%
_______________________________________
NM-Not Meaningful

1.	Operating revenues

The $981.7 million, or 17%, decrease in consolidated service and other revenues on a reported basis, and the 12% decrease on a constant currency basis, from 2012 to 2013 were primarily due to the decline in our consolidated subscriber base and a decrease in consolidated average revenue per subscriber in local currency caused by an increase in the number of subscribers on lower rate service plans in both Brazil and Mexico, adjustments to promotional offers in response to a more competitive environment in Brazil and retention credits offered to certain customers in Mexico. The decrease in consolidated service and other revenues on a reported basis also reflects weaker average foreign currency exchange rates in Brazil and Argentina, which were partially offset by a slightly stronger average foreign currency exchange rate in Mexico.

2.	Cost of revenues

Consolidated cost of revenues remained relatively stable on a reported basis from 2012 to 2013 despite the lower consolidated operating revenue levels primarily as a result of:

•
a $106.2 million, or 23%, increase in consolidated direct switch and transmitter and receiver site costs due to a 34% increase in the number of sites in service from December 31, 2012 to December 31, 2013 in connection with the deployment of our WCDMA networks in Brazil and Mexico; and

•
a $92.3 million, or 12%, increase in cost of handsets and accessories resulting from a change in the mix of handsets in Brazil and Mexico toward higher-tier handsets and losses related to inventory obsolescence that Nextel Brazil and Nextel Mexico recognized in the second half of 2013.

These increases were partially offset by:

•
a $169.2 million, or 24%, decrease in consolidated interconnect costs related to lower interconnect minutes of use in Brazil and Mexico as a result of the reduction in our consolidated subscriber base and lower usage levels per subscriber, as well as a decline in mobile termination rates in Brazil;

•	a $66.8 million, or 32%, decrease in consolidated service and repair costs resulting from the utilization of more refurbished handsets and a lower overall number of repaired handsets; and

•	weaker average foreign currency exchange rates in Brazil and Argentina that were partially offset by slightly stronger foreign currency exchange rates in Mexico.

On a constant currency basis, consolidated cost of revenues increased 5% for 2013 compared to 2012.

Consolidated cost of revenues as a percentage of consolidated operating revenues increased from 40% in 2012 to 48% in 2013 primarily as a result of an increase in direct switch and transmitter and receiver site costs, an increase in the cost of handsets and accessories and the decline in operating revenues described above over the same period.

3.	Selling and marketing expenses

Significant factors contributing to the $94.9 million, or 14%, decrease in consolidated selling and marketing expenses on a reported basis in 2013 compared to 2012, and a 13% decrease on a constant currency basis, included a significant reduction in commissions generated through direct and indirect channels, mostly in Brazil and Mexico, and a $27.6 million, or 14%, decrease in consolidated advertising and other marketing expenses resulting from fewer advertising campaigns launched in 2013 compared to 2012.

4.	General and administrative expenses

The $225.3 million, or 14%, decrease in consolidated general and administrative expenses on a reported basis, and 8% on a constant currency basis, in 2013 compared to 2012 was due to a decrease in consulting and information technology costs at the corporate level, a decrease in revenue-based taxes in Brazil associated with a decline in Nextel Brazil's operating revenues as well as a $103.0 million, or 48%, decrease in the consolidated provision for doubtful accounts in 2013 compared to 2012, which is mostly attributable to changes made to Nextel Brazil's collection and retention policy and other processes in the fourth quarter of 2012 in connection with efforts to deactivate unprofitable customers. These changes resulted in an increase in the consolidated provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in 2013, which led to a lower consolidated provision for doubtful accounts in 2013.

Consolidated general and administrative expenses as a percentage of consolidated operating revenues increased from 27% in 2012 to 29% in 2013 largely as a result of the decline in operating revenues over the same period.

5.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in 2013 primarily related to the following:

•	a non-cash asset impairment charge of $85.3 million related to the discontinuation of software previously developed for use in multiple markets to support our customer relationship management systems;

•
a $39.7 million non-cash charge in connection with the restructuring of certain outsourcing agreements reflecting the write-off of a portion of the base contractual fees that we had classified as a prepayment and that were being recognized over the life of the agreements prior to their restructuring;

•
$30.1 million in restructuring charges, the majority of which was at the corporate level and in Mexico, related to the separation of employees and other restructuring activities in conjunction with actions taken to realign staffing and other resources;

•	$6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings; and

•	$5.9 million in charges incurred at the corporate level related to the discontinuation of the development of certain network features.

6.	Depreciation and amortization

The $87.8 million, or 15%, increase in consolidated depreciation and amortization on a reported basis, and the 21% increase on a constant currency basis, from 2012 to 2013 is principally the result of an increase in consolidated property, plant and equipment in service resulting from continued investments in our WCDMA networks.

7.	Interest expense, net

The $166.7 million, or 46%, increase in consolidated net interest expense on a reported basis, and the 49% increase on a constant currency basis, from 2012 to 2013 is largely related to interest incurred in connection with the issuance of $900.0 million in 11.375% senior notes in February and April 2013 and $700.0 million in 7.875% senior notes in May 2013, as well as lower capitalized interest.

8.	Foreign currency transaction losses, net

The $60.0 million, or 95%, increase in consolidated foreign currency losses from 2012 to 2013 is primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities, partially offset by the slight appreciation in the value of the Mexican peso relative to the U.S. dollar on Nextel Mexico's U.S. dollar-denominated net liabilities.

9.	Income tax provision

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

b.    Nextel Brazil

	Year Ended December 31, 2013	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2012	% of Nextel Brazil’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,109,363	96%	$2,756,167	95%	$(646,804)	(23)%	(15)%
Handset and accessory revenues	98,671	4%	146,183	5%	(47,512)	(33)%	(25)%
	2,208,034	100%	2,902,350	100%	(694,316)	(24)%	(16)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	767,908	35%	909,908	32%	(142,000)	(16)%	(7)%
Cost of handsets and accessories	250,749	11%	210,294	7%	40,455	19%	24%
	1,018,657	46%	1,120,202	39%	(101,545)	(9)%	(1)%
Selling and marketing expenses	207,646	9%	262,620	9%	(54,974)	(21)%	(12)%
General and administrative expenses	670,602	31%	844,896	29%	(174,294)	(21)%	(12)%
Segment earnings	$311,129	14%	$674,632	23%	$(363,503)	(54)%	(46)%
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

The $142.0 million, or 16%, decrease in cost of service on a reported basis from 2012 to 2013 is largely due to the $127.3 million, or 26%, decrease in interconnect costs related to a decrease in interconnect minutes of use and lower mobile termination rates, as well as a decrease in Nextel Brazil's service and repair costs caused primarily by the utilization of more refurbished handsets. The $40.5 million, or 19%, increase in cost of handsets and accessories on a reported basis from 2012 to 2013 is largely related to a change in the mix of handsets toward higher-tier smartphones and other handsets, as well as losses related to inventory obsolescence.

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

The $174.3 million, or 21%, decrease in general and administrative expenses on a reported basis, and 12% on a constant currency basis, in 2013 compared to 2012 is principally due to a $108.7 million, or 58%, decrease in provision for doubtful accounts on a reported basis 2013 compared to 2012 as a result of the changes made to Nextel Brazil's collection and retention policy and other processes during the fourth quarter of 2012 in connection with the deactivation of unprofitable customers. These changes resulted in an increase in Nextel Brazil's provision for doubtful accounts in the fourth quarter of 2012 and improved customer credit quality in 2013. Additionally, Nextel Brazil experienced a significant decrease in revenue-based taxes associated with the decline in operating revenues described above and other cost reduction initiatives.

c.	Nextel Mexico

	Year Ended December 31, 2013	% of Nextel Mexico's Operating Revenues	Year Ended December 31, 2012	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,832,737	98%	$2,033,255	96%	$(200,518)	(10)%	(13)%
Handset and accessory revenues	39,960	2%	76,318	4%	(36,358)	(48)%	(49)%
	1,872,697	100%	2,109,573	100%	(236,876)	(11)%	(14)%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	484,367	26%	413,457	20%	70,910	17%	15%
Cost of handsets and accessories	547,123	29%	504,962	24%	42,161	8%	5%
	1,031,490	55%	918,419	44%	113,071	12%	9%
Selling and marketing expenses	292,800	16%	299,022	14%	(6,222)	(2)%	(5)%
General and administrative expenses	368,511	19%	331,073	15%	37,438	11%	8%
Segment earnings	$179,896	10%	$561,059	27%	$(381,163)	(68)%	(69)%
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

The $70.9 million, or 17%, increase in cost of service on a reported basis, and 15% on a constant currency basis, in 2013 compared to 2012 is primarily the result of a $101.7 million, or 71%, increase in direct switch and transmitter and receiver site costs resulting from a significant increase in transmitter and receiver sites in service from December 31, 2012 to December 31, 2013 related to the deployment and expansion of Nextel Mexico's WCDMA network. These amounts were partially offset by a $26.4 million, or 16%, decrease in interconnect expenses related to a decline in interconnect minutes of use and a reduction in mobile termination rates. The increase in Nextel Mexico's cost of revenues was also partially due to a $42.2 million, or 8%, increase in cost of handsets and accessories resulting from a change in the mix of handsets toward higher tier smartphones and other handsets and losses related to inventory obsolescence.

3.	General and administrative expenses

The $37.4 million, or 11%, increase in general and administrative expenses on a reported basis, and 8% on a constant currency basis, in 2013 compared to 2012 is primarily the result of higher information technology and customer care expenses.

d.	Nextel Argentina

	Year Ended December 31, 2013	% of Nextel Argentina's Operating Revenues	Year Ended December 31, 2012	% of Nextel Argentina’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$575,536	90%	$636,807	93%	$(61,271)	(10)%	9%
Handset and accessory revenues	60,912	10%	48,394	7%	12,518	26%	51%
	636,448	100%	685,201	100%	(48,753)	(7)%	12%
Cost of revenues
Cost of service (exclusive of depreciation and amortization)	140,390	22%	187,641	27%	(47,251)	(25)	(15)%
Cost of handsets and accessories	90,879	14%	79,563	12%	11,316	14%	16%
	231,269	36%	267,204	39%	(35,935)	(13)%	(5)%
Selling and marketing expenses	61,607	10%	68,754	10%	(7,147)	(10)%	8%
General and administrative expenses	164,154	26%	168,287	25%	(4,133)	(2)%	17%
Segment earnings	$179,418	28%	$180,956	26%	$(1,538)	(1)%	43%
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

e.	Corporate

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$42	$—	$42	NM
Selling and marketing expenses	11,831	38,395	(26,564)	(69)%
General and administrative expenses	169,813	259,057	(89,244)	(34)%
Segment losses	$(181,602)	$(297,452)	$115,850	(39)%
Segment losses decreased $115.9 million, or 39%, in 2013 compared to 2012 primarily due to a $89.2 million, or 34%, decrease in general and administrative expenses. This decrease in general and administrative expenses was largely the result of a $32.4 million, or 24%, decrease in consulting and other outside service costs, a $35.3 million, or 55%, decrease in information technology costs, a decrease in payroll expenses, and a decrease in stock-based compensation expense.

C.	Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of December 31, 2014, we had working capital, which is defined as total current assets less total current liabilities, of $4.0 million, a $1,457.6 million decrease compared to working capital of $1,461.6 million as of December 31, 2013. The decrease in our working capital was the result of cash used in our operations, as well as the reclassification of the balances of our local bank loans and our equipment financing facility in Brazil as current liabilities in our consolidated balance sheet. As of December 31, 2014, our working capital included $573.6 million in cash and cash equivalents, of which $12.3 million was held by Nextel Brazil, $153.9 million was held by Nextel Mexico, $85.5 million was held by Nextel Argentina and $175.2 million was held by NIIT. As of December 31, 2014, $223.2 million of our cash and cash equivalents was held in currencies other than U.S. dollars, with 66% of that amount held in Mexican pesos and 28% of that amount held in Argentine pesos. The majority of the cash and cash equivalents held in Argentina is denominated in Argentine pesos and remains subject to Argentina’s foreign currency controls and to fluctuations in foreign currency exchange rates. Due to these restrictions, cash and investments held by Nextel Argentina are not available to our holding company or our subsidiaries located outside of Argentina. As of December 31, 2014, our working capital also included $153.6 million in short-term investments, the majority of which was held in Brazilian reais. In addition, as of December 31, 2014, we pledged $119.7 million as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, which we recorded as long-term other assets in our consolidated balance sheet.
A substantial portion of our cash and cash equivalents is held in money market funds, bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar. Our current sources of funding include our cash, cash equivalent and short-term investment balances. Pursuant to our Chapter 11 filing, our uses of cash are subject to review and approval by the Bankruptcy Court.

Cash Flows

	Year Ended December 31,			Change from 2013 to 2014	Change from 2012 to 2013
	2014	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of year	$1,730,335	$1,364,953	$2,282,155	$365,382	$(917,202)
Net cash (used in) provided by operating activities	(628,716)	(192,451)	353,183	(436,265)	(545,634)
Net cash used in investing activities	(347,538)	(177,612)	(1,055,160)	(169,926)	877,548
Net cash (used in) provided by financing activities	(128,272)	776,591	(238,295)	(904,863)	1,014,886
Effect of exchange rate changes on cash and cash equivalents	(55,657)	(56,236)	844	579	(57,080)
Change in cash and cash equivalents related to discontinued operations	3,448	15,090	22,226	(11,642)	(7,136)
Cash and cash equivalents, end of year	$573,600	$1,730,335	$1,364,953	$(1,156,735)	$365,382
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $628.7 million of cash in our operating activities during 2014, a $436.3 million increase from 2013, primarily due to increased operating losses and a $125.5 million prepayment of certain costs associated with our roaming arrangements with Telefonica in Brazil and Mexico. We used $192.5 million of cash in our operating activities during 2013, a $545.6 million, or 154%, change from the net cash provided by operating activities in 2012, primarily due to increased operating losses and higher interest expense related to the senior notes we issued in 2013.

We used $347.5 million of cash in our investing activities during 2014, primarily due to $612.2 million in cash capital expenditures and $119.7 million in deposits to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, partially offset by $454.5 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level. We used $177.6 million of cash in our investing activities during 2013, primarily due to $620.9 million in cash capital expenditures, $417.6 million in net purchases of investments, $52.9 million in fees related to placing new transmitter and receiver sites into service in Brazil and $39.4 million related to changes in restricted cash, partially offset by $721.4 million in proceeds from the sale of towers and $355.5 million in proceeds from the sale of Nextel Peru. We used $1,055.2 million of cash in our investing activities during 2012, primarily driven by $953.9 million in cash capital expenditures, partially offset by $134.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.

We used $128.3 million of cash in our financing activities during 2014, largely due to $142.2 million in repayments of bank loans, capital leases and other borrowings, partially offset by $14.6 million in borrowings under our equipment financing facilities and other borrowings. Our financing activities provided us with $776.6 million of cash during 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, partially offset by $686.7 million used to repay our bank loan in Mexico and one of our bank loans in Brazil and $37.4 million to repay our import financing loans in Brazil. We used $238.3 million of cash in our financing activities during 2012, primarily due to the principal repayment of $97.4 million under our syndicated loan facility in Brazil, and the repayment of $212.8 million face amount of our 3.125% convertible notes in the U.S., partially offset by $212.8 million in borrowings under a Brazilian real-denominated loan agreement.

D.	Future Capital Needs and Resources

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of the value of local currencies relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA networks, which combined with competitive conditions to slow the pace of subscriber growth and revenues on those networks, and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results, and as a result, we ended 2014 with a significantly smaller subscriber and revenue base than was necessary to reach the scale required to generate positive operating income.
As of result of the factors described above, we are not currently able to maintain sufficient liquidity to support our business plan and repay our debts when they come due. As a result, on September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and Nextel International Telecom, S.C.A, or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. Since

September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.
The circumstances leading to our decision to seek relief under Chapter 11, including those described above and their impact on our business, including on our liquidity, and the uncertainties associated with the Chapter 11 process, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. See "— B. Results of Operations — Business Update" and "— Future Outlook and Liquidity Plans" for further information.
On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico. The purchase agreement provides for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances, on the closing date and subject to other specified adjustments. Completion of the transaction is subject to a number of conditions, including the approval of the Bankruptcy Court and the receipt of required regulatory approvals.
Capital Resources.    Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating companies, external financial sources, the availability of debtor-in-possession financing while our Chapter 11 cases are pending and other financing after we emerge from Chapter 11, and the availability of cash proceeds from the sale of assets, including from the proposed sale of Nextel Mexico.
Our ability to generate sufficient net cash from our operating activities in the future is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our subscribers, including our ability to increase the size of our subscriber base;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing subscribers; and

•	changes in foreign currency exchange rates.
Due to the combined impact of our filing for Chapter 11 protection, our recent and projected results of operations and other factors, our access to the capital markets in the near term is expected to be limited to debtor-in-possession financing. We plan to secure $350.0 million in bridge loan financing contemplated by the Revised PSA and to seek the Bankruptcy Court's approval of that financing in order to fund our business plan while our Chapter 11 cases are pending. In addition, we plan to repay any amounts borrowed with a portion of the proceeds expected to be received from the proposed sale of Nextel Mexico. Our access to debtor-in-possession financing will be subject to the approval of the Bankruptcy Court. See "— Future Outlook and Liquidity Plans" for more information.
Capital Needs, Contingencies and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing networks and the planned deployment of LTE upgrades;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
Brazilian Contingencies. Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases,

Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, Nextel Brazil had accrued liabilities of $69.7 million and $70.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $8.0 million and $11.2 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $430.0 million as of December 31, 2014. We continually evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Contractual Obligations. The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2014. The amounts included in the table below exclude liabilities subject to compromise. See Note 2 to our consolidated financial statements for more information. The information included in the table below reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Most of the amounts included in the table below will be settled in local currencies. Future events could cause actual payments to differ significantly from these amounts. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Purchase obligations (1)	$1,586,205	$621,960	$268,501	$—	$2,476,666
Capital leases and tower financing obligations (2)	166,655	339,192	258,855	1,581,487	2,346,189
Operating leases (3)	219,767	414,771	304,984	1,025,445	1,964,967
Spectrum fees (4)	130,091	257,254	257,254	1,119,874	1,764,473
Equipment financing (5)	432,272	137,269	126,692	110,774	807,007
Bank loans (6)	389,610	72,222	9,858	—	471,690
Other long-term obligations (7)	13,087	14,806	16,605	798,276	842,774
Total contractual commitments	$2,937,687	$1,857,474	$1,242,749	$4,635,856	$10,673,766
_______________________________________

(1)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(2)	These amounts represent principal and interest payments due under our co-location agreements, our tower financing arrangements and our sale of towers in Brazil and Mexico in 2013.

(3)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(4)	These amounts are subject to increases in the Mexican Consumer Pricing Index.

(5)
These amounts include loan agreements with the China Development Bank in Brazil and Mexico to finance infrastructure equipment and assist in the deployment of the WCDMA networks in these markets. These amounts include future interest payments to which we are contractually obligated in the periods in which they are due. Because of certain cross-default provisions included in Brazil's loan agreement, we classified the principal amount outstanding under this facility as due in less than one year.

(6)
These amounts represent principal and interest payments associated with our bank loans in Brazil and include future interest payments to which we are contractually obligated in the periods in which they are due. Because of Nextel Brazil's noncompliance with certain financial covenants at the December 31 measurement date, we classified the principal amounts outstanding under these local bank loans as due in less than one year.

(7)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $428.4 million for 2014 and $872.1 million for 2013. In light of the liquidity issues we face, we have reduced our investments in capital expenditures, including making substantial reductions to our network development and deployment efforts. We expect these efforts to conserve our cash resources to continue.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our WCDMA networks and deploy our planned LTE upgrades;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

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
Future Outlook and Liquidity Plans.  Based on our current cash and investment balances and forecasted payment obligations, it will be necessary for us to raise debtor-in-possession financing by the second quarter of 2015 to ensure we can continue to meet those obligations in the ordinary course of business. We plan to secure $350.0 million in bridge loan financing contemplated by the Revised PSA that would remain outstanding in order to provide us with the additional liquidity necessary to fund our business plan until the sale of Nextel Mexico is completed. We expect to use a portion of the proceeds from the sale of Nextel Mexico to repay this debtor-in-possession loan and support our business plan going forward.
Our current circumstances, together with the restrictions in our current financing arrangements and/or general conditions in the financial and credit markets would be expected to make it difficult to obtain funding for our business either before or after we emerge from Chapter 11 pursuant to a confirmed plan of reorganization. If available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Moreover, the debtors' access to additional funding will be subject to the approval of the Bankruptcy Court while our Chapter 11 cases are pending, and we believe that our ability to secure significant additional funding, other than debtor-in-possession financing obtained while we are subject to the Chapter 11 proceedings, will not be available until we emerge from those proceedings. Our inability to obtain suitable financing when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity and result in our inability to implement our current or future business plans.
Our current business plan assumes that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA networks. Our business plan also assumes that we will increase our operating revenues and ultimately generate positive operating cash flows. However, given the factors that have negatively affected our business, the difficulties associated with predicting our ability to overcome these factors and the uncertainty regarding our ability to complete the proposed sale of Nextel Mexico and confirm a plan of reorganization that would allow us to successfully restructure our debt obligations and emerge from the Chapter 11 proceedings, there can be no assurance that we will be able to achieve these results.
In making the assessment of our funding needs under our current business plan and the adequacy of our current sources of funding for 2015, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	cash proceeds expected to be received from sales of assets, including from the proposed sale of Nextel Mexico;

•	expected cash flows from our operations;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

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
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if we are unable to complete the proposed sale of Nextel Mexico or to confirm a plan of reorganization and emerge from the Chapter 11 proceedings;

•	if our plans change;

•
if we are not able to satisfy the conditions of the amendments to our equipment financing facilities and other financing agreements that have the effect of waiving certain financial covenants in the existing agreements (see "Maintenance Covenants Under Financing Agreements" below);

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

Maintenance Covenants Under Financing Agreements. We are required to meet certain financial covenants in our equipment financing facilities in Brazil and Mexico and in Brazil's local bank loans semiannually, calculated as of June 30 and December 31 of each year.

As of the June 30, 2014 measurement date, we were not in compliance with certain financial covenants in our equipment financing facilities in Brazil and Mexico. As of December 31, 2014, we had $689.9 million principal amount outstanding under these equipment financing facilities. In December 2014, Nextel Brazil and Nextel Mexico and the lenders under the equipment financing facilities agreed to amendments to those facilities that removed all financial covenants beginning with the December 31, 2014 measurement date and continuing through the June 30, 2017 measurement date. In exchange for covenant relief, Nextel Brazil granted the lender of its equipment financing facility preferential rights to the amounts held in certain bank accounts, and Nextel Mexico's parent company, Nextel International Uruguay, LLC, granted the lender of its equipment financing facility a pledge on the shares it holds in Nextel Mexico. In addition, Nextel Brazil and Nextel Mexico have the option to defer principal amortization payments in exchange for an upfront payment of 17% of the amounts outstanding under the equipment financing facilities on August 31, 2014. As a result of the amendment of our equipment financing facility in Mexico, we classified the principal amount outstanding under this facility as long-term debt in our consolidated balance sheet as of December 31, 2014. Because of certain cross-default provisions included in our equipment financing facility in Brazil, we classified the principal amount outstanding under this facility as a current liability in our consolidated balance sheet as of December 31, 2014. We do not have the ability to borrow additional amounts under these equipment financing facilities.
As of December 31, 2014, we were not in compliance with the net debt financial covenants included in each of Nextel Brazil's outstanding local bank loans. As of December 31, 2014, Nextel Brazil had a total of $343.9 million principal amount outstanding under its bank loans. Because of our noncompliance at the December 31 measurement date, we classified the principal amounts outstanding under these local bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally commit the lenders to sign amendments, which we refer to as the second amendments, once certain conditions are met that implement permanent amendments to the terms of the local bank loans, including with respect to the financial covenants and principal repayment schedule for these loans. Among others, these conditions include:

•	our emergence from the Chapter 11 proceedings on or prior to September 15, 2015;

•	the absence of an insolvency event involving Nextel Brazil;

•	the absence of events of default other than those waived or suspended in the standstill agreements; and

•	the execution of subordination agreements subordinating any amounts due under intercompany loans between NIIT and Nextel Brazil.
In the event of a breach of one or more of the conditions listed above, the lenders providing the local bank loans have the right to terminate the standstill agreement and exercise all remedies under the agreements in place, including but not limited to declaring an event of default for noncompliance with the financial covenants and/or nonpayment of amounts due under the repayment schedule. Following the declaration of an event of default, the lenders will have the right to accelerate the loans and proceed with claims against the collateral.
Concurrent with the execution of the standstill agreements, Nextel Brazil and the lenders entered into amendments to the agreements relating to the local bank loans, which we refer to as the first amendments, under which Nextel Brazil granted the lenders a security interest over amounts held at any given time in certain collection accounts maintained with each lender. These first amendments also adjust the interest rates on the loans.
Intercompany Transactions. In the past, we have entered into intercompany loans with some of our subsidiaries for cash management purposes. As of December 31, 2014, these long-term intercompany loans included $2.7 billion principal amount, plus accrued interest, owed by NII Holdings, Inc. to NII Capital Corp. and $644.0 million principal amount, plus accrued interest, owed by NIIT to NII Capital Corp, both of which are considered subject to compromise. These intercompany loans also included $1,123.3 million principal amount, plus accrued interest, owed by Nextel Brazil to NIIT, which is eliminated within the non-guarantor subsidiaries column in the condensed consolidating balance sheets included in Note 17 to our consolidated financial statements. In some instances, these intercompany obligations are subordinated to other third-party obligations of the borrower. We also have intercompany agreements in place to transfer costs and expenses paid by one entity on behalf of others, including intercompany management, royalty and equity recharge agreements. As of December 31, 2014, approximately $71.5 million in intercompany payables were due from our operating companies to NII Holdings, Inc. and one of our corporate subsidiaries pursuant to these agreements.

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
Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Brazil, Nextel Mexico and Nextel Argentina pay the purchase price for some capital assets and a portion of handsets in U.S. dollars, but generate revenue from their operations in local currency.
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During 2014 and 2013, Nextel Brazil and Nextel Mexico entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The fair values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2014, $479.1 million, or 32%, of our consolidated principal amount of debt that was not classified as liabilities subject to compromise was fixed rate debt, and the remaining $1,033.3 million, or 68%, of our total consolidated debt was variable rate debt.
The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2014 for both our fixed and variable rate debt obligations, including our equipment financing facilities in Brazil and Mexico, our bank loans in Brazil and our tower financing obligations, all of which have been determined at their fair values. Because we were unable to meet the financial covenants in our bank loans in Brazil as of the compliance date on December 31, 2014 and because of the associated cross-default provisions included in Brazil's equipment financing facility, we classified the principal amounts outstanding under these facilities as current liabilities in our consolidated balance sheet as of December 31, 2014.
The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2013 reflect changes in applicable market conditions and changes in other company-specific conditions during 2014. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2014		2013
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Fixed Rate (US$)	$—	$—	$—	$—	$—	$—	$—	$—	$4,385,758	$2,535,078
Average Interest Rate	—	—	—	—	—	—	—		9.0%
Fixed Rate (MP)	$14,001	$16,703	$19,982	$14,548	$13,668	$185,228	$264,130	$264,130	$194,227	$194,227
Average Interest Rate	18.1%	18.1%	18.2%	19.6%	20.5%	17.1%	17.6%		12.8%
Fixed Rate (BR)	$7,141	$8,531	$10,890	$6,726	$2,527	$179,169	$214,984	$214,984	$126,693	$126,693
Average Interest Rate	22.9%	24.7%	25.0%	25.5%	26.0%	17.0%	18.3%		19.0%
Variable Rate (US$)	$413,079	$46,142	$46,142	$46,142	$46,142	$92,283	$689,930	$620,125	$653,559	$620,173
Average Interest Rate	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%		3.1%
Variable Rate (BR)	$343,348	$—	$—	$—	$—	$—	$343,348	$273,832	$443,951	$369,578
Average Interest Rate	13.3%	—	—	—	—	—	13.3%		11.3%

Item 8.	Financial Statements and Supplementary Data
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
As of December 31, 2014, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to the material weakness in the Company's internal control over financial reporting in its Brazil segment, as described below.
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
In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that as of December 31, 2014, our internal control over financial reporting was not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness discussed below, management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective.
As part of its evaluation of internal control over financial reporting as described above, management concluded that Nextel Brazil failed to establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities are aligned with our financial reporting objectives. Further, Nextel Brazil did not maintain effective operation of process level controls, including reconciliation and management review controls.
The control deficiencies resulted in immaterial misstatements in Nextel Brazil's accounts. The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies, in aggregate, represent a material weakness in Nextel Brazil's internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an adverse report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. This attestation report appears on Page F-2 of this annual report on Form 10-K.
Plan for Remediation of Nextel Brazil's Material Weakness
In light of Nextel Brazil's material weakness, we performed additional procedures, including reviews and validations by groups other than those performing the financial close procedures in Nextel Brazil, to ensure that our financial results are not materially misstated.

In order to remediate Nextel Brazil's material weakness, the Company, led by our chief financial officer and our principal accounting officer, are implementing and monitoring the following actions in Brazil:

•
reassessing the organizational structure within Nextel Brazil to properly align roles and responsibilities in order to ensure that we have an adequate complement of properly trained personnel with appropriate skills and experience;

•	providing training on the Company's policies and procedures and the Company's system of internal control over financial reporting, including individuals' responsibilities;

•	improving the documentation and operating effectiveness of internal controls over financial reporting; and

•	increasing the level of involvement and oversight from the corporate office until the organizational structure and financial reporting processes in Brazil have matured.

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

Board of Directors

Summary of Qualifications. Below is a summary of the qualifications of the members of the Company's Board of Directors (the "Board") that led the Board to conclude that each director is qualified to serve on the Board.

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

Kevin L. Beebe (Chairman, Independent)
President and Chief Executive Officer, 2BPartners, LLC
Director Since: 2010

Mr. Beebe, 55, has been president and chief executive officer of 2BPartners, LLC, a partnership that provides strategic, financial and operational advice to private equity clients, investors and management since November 2007. Previously, he was group president of operations at ALLTEL Corporation, a telecommunications services company, from 1998 to 2007. From 1996 to 1998, Mr. Beebe served as executive vice president of operations for 360° Communications Co., a wireless communications company. Prior to that time, he has held a variety of executive and senior management positions at several divisions and affiliates of Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for Skyworks Solutions, Inc., a semiconductor and wireless handset chip supplier, and SBA Communications Corporation, a provider of wireless and broadcast infrastructure communications. In addition, Mr. Beebe is a founding partner of Astra Capital, a private equity company based in Washington, D.C.

Donald Guthrie (Independent)
Managing Director, Trilogy Equity Partners
Director Since: 2008

Mr. Guthrie, 59, has served as a managing director of Trilogy Equity Partners, a private investment firm since February 2006. From 1995 to 2005, he served as vice chairman of the Western Wireless Corporation, a wireless communications company, where he also served as chief financial officer from February 1997 to May 1999. From 1995 to 2002, Mr. Guthrie served as vice chairman of VoiceStream Wireless, a wireless communications company, now T-Mobile USA, subsequent to its acquisition by Deutsche Telekom AG. From 1986 to 1995, Mr. Guthrie served as senior vice president and treasurer of McCaw Cellular and, from 1990 to 1995, as senior vice president, finance for LIN Broadcasting.

Charles M. Herington (Independent)
Executive Vice Chair, Zumba Fitness LLC
Director Since: 2003

Mr. Herington, 55, serves as executive vice chair, Zumba Fitness LLC. Previously, Mr. Herington served as president and executive vice president, emerging and developing markets of Avon Products, Inc., a global beauty company, from March 2010 to September 2012 and in other executive positions at Avon Products, Inc., from March 2006 to March 2010 with full business responsibility for Latin America, Central and Eastern Europe, and Asia Pacific. From 1999 to February 2006, he was the president and chief executive officer of AOL Latin America. From 1997 until 1999, he served as president of Revlon America Latina. From 1990 through 1997, he held a variety of executive positions with PepsiCo Restaurants International, and from 1981 through 1990 he lived in three different countries marketing P&G Brands. Mr. Herington currently serves as a director of Molson Coors Brewing Company.

Carolyn F. Katz (Independent)
Executive Chair, Author & Company
Director Since: 2002

Ms. Katz, 53, has served as executive chair of Author & Company, a digital publisher, since 2012. Prior to her service as executive chair of Author & Company, Ms. Katz served on the board of directors of multiple companies. She was also a principal at Providence Equity Partners, a private equity firm specializing in media and telecommunications, from 2000 to 2001. From 1984 to 2000, Ms. Katz worked for Goldman Sachs, an investment bank, most recently as managing director. Ms. Katz currently is a director of American Tower Corporation, a provider of wireless and broadcast communications infrastructure and Vonage Corporation, a cloud-based communications provider.

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

Rosendo G. Parra (Independent)
Partner, Daylight Partners
Director Since: 2008

Mr. Parra, 55, is a retired executive of Dell Inc., an international information technology company, and a founder of Daylight Partners, a technology-focused venture capital firm, where he has been a partner since December 2007. From 1993 until his retirement in 2007, Mr. Parra held various executive and senior management positions at Dell Inc., including senior vice president for the Home and Small Business Group from June 2006 to April 2007 and senior vice president and general manager, Dell Americas from April 2002 until June 2006. Mr. Parra currently serves on the board of directors of Brinker International, Inc. and PG&E Corporation.

John W. Risner (Independent)
Chairman, Accuride Corporation
Director Since: 2002

Mr. Risner, 55, is currently the non-executive chairman of the board of directors of Accuride Corporation, a manufacturer of commercial vehicle components. Previously, Mr. Risner served as president of The Children’s Tumor Foundation, from 2002 until January 2014. From 1997 to 2002, he served as senior vice president - portfolio manager at AIG/SunAmerica Asset Management, a money management firm. Prior to that, Mr. Risner was vice president-senior portfolio manager at Value Line Asset Management, a money management firm where he worked from 2002 to 2007.

Paulino do Rego Barros, Jr. (Independent)
President, International, Equifax Inc.
Director Since: 2012

Mr. Rego Barros, 58, has served as president, international for Equifax Inc. since April 2010. Previously, Mr. Rego Barros was president, PB&C Global Investments, LLC, an international consulting and investment firm, from October 2008 to April 2010 and served in multiple senior leadership positions at AT&T Inc. and BellSouth Corporation (acquired by AT&T in 2006), including president, global operations from January 2007 to October 2008; chief product officer, U.S. Telecommunications Group from January 2005 to January 2007; and president, Bellsouth International, Latin America Operations from January 2004 to January 2005. Mr. Rego Barros has also held senior leadership positions at Motorola, Inc.

Steven M. Shindler (Chief Executive Officer, Non-Independent)
Chief Executive Officer, NII Holdings, Inc.
Director Since: 1997

Mr. Shindler, 52, was appointed the chief executive officer of NII Holdings in May 2013 after serving as interim chief executive officer from December 2012 to May 2013. Mr. Shindler has served as a director on the board of NII Holdings since 1997 and was NII Holdings' chairman of the board from 2002 to May 2013, including serving as executive chairman from February 2008 to July 2012. Prior to his most recent appointment as chief executive officer, Mr. Shindler served as chief executive officer of NII Holdings from 2000 to February 2008. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications, Inc. from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a senior managing director in its communications finance group.

Executive Officers
The following people were serving as our executive officers as of February 28, 2015. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.
Steven M. Shindler, 52, see biography above under "Board of Directors - Director Biographies".
Gokul Hemmady, 54, is currently the chief operating officer of NII Holdings and president, Nextel Brazil. From June 2012 to June 2013, Mr. Hemmady was the interim president of Nextel Brazil and chief operations officer of NII Holdings. Prior to June 2012, Mr. Hemmady served as executive vice president and chief financial officer. He was also NII Holdings' chief transformation officer from October 2011 through June 2012. From the time he joined NII Holdings in June 2007 to February 2011, Mr. Hemmady served as vice president and chief financial officer. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.
Juan R. Figuereo, 59, is currently the executive vice president, chief financial officer of NII Holdings. Prior to October 2012, Mr. Figuereo served as executive vice president and chief financial officer of Newell Rubbermaid, Inc., a global marketer of consumer and commercial products since 2009. Prior to joining Newell Rubbermaid, Mr. Figuereo served as chief financial officer of Cott Corporation from 2007 to 2009, vice president of mergers and acquisitions for Wal-Mart International from 2003 to 2007 and various international, finance and general management positions at PepsiCo. from 1988 to 2003.
Gary D. Begeman, 56, is currently the executive vice president, general counsel of NII Holdings. Prior to February 2011, Mr. Begeman served as vice president and general counsel since February 2007, having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2005 through 2006, he served as senior vice president and deputy general counsel of Sprint Corporation, and was vice president and deputy general counsel of Nextel Communications, Inc. from 2003 until its merger with Sprint in 2005. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.
Raul Ramirez, 59, is currently the executive vice president, chief technology officer of NII Holdings. From 2003 to 2013, Mr. Ramirez served as the chief technology officer of Nextel Mexico. Prior to 2003, Mr. Ramirez was a technical director with Nextel Mexico. Prior to joining Nextel Mexico in 1998, Mr. Ramirez was a technical director with Motorola for its Latin American operations.
Salvador Alvarez, 49, is currently the president of Nextel Mexico. Prior to July 2014, Mr. Alvarez served as chief executive officer of Maxcom, a fixed line telecommunications company in Mexico, from 2009 to 2013. He also served as chief executive officer of Corporativo Corvi, a holding company for companies engaged in the distribution of groceries and merchandise in Mexico from 2003 to 2008 and served in various leadership roles at ConAgra foods both in Mexico and internationally from 1997 to 2003.
David Truzinski, 56, is currently the executive vice president, chief information officer and chief digital officer of NII Holdings. From January 2012 to December 2013, Mr. Truzinski served as NII Holdings' executive vice president, chief information officer. Prior to January 2012, Mr. Truzinski served as senior vice president and chief information officer at Leap Wireless/Cricket Communications beginning in 2005. Prior to joining Leap Wireless, he was the chief information officer for Cingular/AT&T Wireless' International business. Mr. Truzinski also served as chief technology officer at ClickCollect, Inc. and as chief information officer at Insurancenow.com. From 1989 to 1999, he served in a variety of leadership capacities at AT&T Wireless/Cellular One.

Board Committees

Committee Role and Responsibilities. The Board has the following standing committees: Audit Committee, Compensation Committee, Finance Committee, Nominating and Corporate Governance Committee and Risk Committee. The specific roles and responsibilities of the Board’s committees are delineated in written charters adopted by the Board for each committee. Each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent in accordance with the Company's Corporate Governance Guidelines, which applies the independence standards included in NASDAQ Stock Market listing rules and the Securities Exchange Act of 1934, as amended.The Company's Corporate Governance Guidelines and each of the charters of the Board's committees are available on the Investor Relations page of our website at: www.nii.com. As provided in their charters, each committee is authorized to engage or consult from time to time, as appropriate, at our expense, with outside independent legal counsel or other experts or advisors it deems necessary, appropriate or advisable to discharge its duties.

Committee Membership. Membership on the Board and each standing committee as of February 28, 2015 and the number of formal meetings and actions of the Board and each standing committee during 2014 was as follows:

Name		Board	Audit	Compensation	Corporate Governance and Nominating	Finance	Risk
Steven M. Shindler		M				M	M
Kevin L. Beebe	I	C		M			C
Donald Guthrie	I,A	M	M			C
Charles M. Herington	I	M		C	M
Carolyn F. Katz	I,A	M	C		M	M
Ricardo Knoepflemacher	I	M
Rosendo G. Parra	I	M		M	C
Paulino do Rego Barros, Jr.	I	M					M
John W. Risner	I,A	M	M			M
TOTAL NUMBER OF MEETINGS IN 2014		44	5	8	1	3	-
I: Independent          A: Audit Committee Financial Expert          C: Chair     M: Member

In addition, the Board regularly held informal meetings with management during 2014 to discuss the Company's business plan, performance, potential need to restructure the Company's balance sheet, Chapter 11 Bankruptcy proceedings and any other matters presented to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. Based solely upon a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) during 2014, and written representations of our directors and executive officers that no additional filings were required, we believe that all directors, executive officers and beneficial owners of more than 10% of our common stock have filed with the Securities and Exchange Commission on a timely basis all reports required to be filed under Section 16(a) of the Securities Exchange Act.

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

Only the Board or the Audit Committee may consider a waiver of the Code of Conduct and Business Ethics for an executive officer or director. If a provision of the Code of Conduct and Business Ethics is materially modified, or if a waiver of the Code of

Conduct and Business Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at www.nii.com. No such waivers were granted during 2014.

Item 11.	Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors is responsible for the development, oversight and implementation of our compensation program for executive officers and is committed to a philosophy that links a significant portion of each executive's compensation to performance.

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this report and discussed it with our management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee
Charles M. Herington, Chairman
Kevin L. Beebe
Rosendo G. Parra

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides the principles, objectives, structure, analysis and determinations of the Compensation Committee with respect to the 2014 compensation of the following named executive officers:

•	Steven M. Shindler, Chief Executive Officer

•	Juan R. Figuereo, Executive Vice President, Chief Financial Officer

•	Gokul Hemmady, Chief Operating Officer and President, Nextel Brazil

•	Salvador Alvarez, President, Nextel Mexico(1)

•	Gary D. Begeman, Executive Vice President, General Counsel

•	Peter Foyo, Former Executive Vice President, Business Development(2)

(1) Mr. Alvarez was appointed President, Nextel Mexico effective July 14, 2014 and is employed by Comunicaciones Nextel de Mexico, S.A. de C.V., our wholly owned subsidiary, which we refer to as Nextel Mexico. In 2014, Mr. Alvarez’s salary and annual bonus were paid in Mexican pesos. The compensation amounts provided in this Compensation Discussion and Analysis are based on the exchange rate of 13.00 Mexican Pesos to 1.00 U.S. Dollar that was used in Mr. Alvarez's employment agreement. The amounts disclosed in the Summary Compensation Table are based on the average exchange rate during 2014, which was 13.30 Mexican Pesos to 1.00 U.S. Dollar.

(2) Mr. Foyo resigned as the Company's Executive Vice President, Business Development effective February 28, 2014. For more information related to Mr. Foyo’s separation from the Company, please see “2014 Management Changes – Former Executive Vice President, Business Development.”

Compensation Objectives and Philosophy. Our executive compensation program is designed to provide competitive, flexible, and market-based compensation that is substantially linked to our performance and aligned with long-term stockholder interests. The Compensation Committee’s primary objective in designing our compensation program is to recruit and retain the high caliber executive officers and employees necessary to deliver strong and consistent performance to our stockholders, customers and communities in which we operate. Within this framework, the Compensation Committee has developed a compensation program that incorporates salary and benefits that allow us to retain and motivate our executive officers, short-term incentives that challenge our executive officers to achieve our financial and operational goals, and long-term incentives that link our executives’ risks and rewards with those of our stakeholders.

2014 Total Direct Compensation. In 2014, the Compensation Committee approved the following elements of our executive compensation program:

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

In 2014, the Compensation Committee based their executive compensation decisions on the analysis of various factors that it deemed relevant to those decisions when they were made. Most of those decisions were made in April 2014, and while management and the Board had begun to analyze the necessity of restructuring the Company's balance sheet prior to the Compensation Committee making those decisions, the Compensation Committee did not take into account the impact of such a restructuring or the possibility that it would be implemented in a Chapter 11 bankruptcy proceeding on equity compensation or on our actual performance for the full year in those decisions. The Compensation Committee reviews our compensation policies and practices throughout the year, and based on recent financial and operational results, the Compensation Committee generally set the target ranges for our named executive officers’ total direct compensation opportunities below the lower quartile for comparable positions within our Peer Group (as defined below) in 2014 due primarily to the significant decline in the value of the 2014 long-term incentives as described below. In addition, as a result of our Chapter 11 filing and the proposals for reorganization, which do not contemplate any recoveries with respect to equity interests in the Company, the named executive officers will not realize any value or receive any recovery from the long-term incentives granted during 2014 or in prior years.

The Compensation Committee approved the following composition of our executive compensation program in April 2014. Please see "2014 Management Changes" for information related to the compensation provided to Messrs. Alavarez and Foyo, who were not employed by the Company at that time.

Name	Base Salary ($)	Target Bonus at 100% Payout	Value of 2014 Long-Term Incentives(1)($)	2014 Target Total Direct Compensation(2)	Percent Change From 2013(3)
Steven Shindler(4)	945,996	1,844,692	1,019,513	3,810,201	N/A
Juan R. Figuereo	550,000	825,000	186,358	1,561,358	(37.5)%
Gokul V. Hemmady	647,500	971,250	260,235	1,878,985	(42.2)%
Gary D. Begeman(5)	463,380	556,056	115,918	1,135,354	(33.4)%
(1) The fair market value of the stock options, restricted stock and performance share units granted to the executives in the current year determined using the closing price of our common stock on April 8, 2014 of $1.15, a date prior to the April 2014 Compensation Committee meeting in accordance with FASB ASC Topic 718.
(2) Target total direct compensation is calculated as the sum of (a) base salary, (b) the target annual bonus amount for the year assuming a payout of 100% and (c) value of the 2014 stock options, restricted stock and performance share units granted to named executive officers.
(3) Target total direct compensation for 2013 has been computed using the same formulas, but incorporating the grant date fair values for the restricted stock and option grants made in 2013.
(4) As disclosed in the Company’s proxy statement for the 2012 annual meeting of stockholders, Mr. Shindler was granted 685,912 nonqualified stock options and 377,937 shares of restricted stock on December 18, 2012 in connection with his appointment as interim Chief Executive Officer. In April 2013, Mr. Shindler only received a grant of performance share units in connection with his appointment as Chief Executive Officer, therefore Mr. Shindler does not have comparable 2013 Target Total Direct Compensation.
(5) Mr. Begeman's base salary and target bonus were set in April 2014. In June 2014, due to his enhanced role and expanded duties his base salary was increased to $550,000 and his target bonus was increased to 150%.

2014 Base Salary. Base salary is the only fixed element of our named executive officers’ target total direct compensation and is based primarily on historic base salary levels and internal pay equity and base salaries paid to executives in comparable positions at the Peer Group companies. In April 2014, the Compensation Committee determined to not increase the base salaries of the named executive officers . Our named executive officers’ annual base salaries in 2014 (effective from April 1, 2014 through March 31, 2015) and the percentage of target total direct compensation represented by the base salaries are as follows:

Name	2014 Base Salary ($)	Percent Change From 2013	Percent of Target Total Direct Compensation
Steven Shindler	945,996	-	24.8%
Juan R. Figuereo	550,000	-	35.2%
Gokul V. Hemmady	647,500	-	34.5%
Gary D. Begeman(1)	463,380	-	40.8%

(1) Subsequent to the approval of his 2014 base salary, Mr. Begeman's base salary was increased to $550,000 due to his enhanced role and expanded duties in June 2014.

2014 Bonus. Our 2014 Bonus Plan rewards executive officers for performance relative to key financial and operating measures that are designed to enhance the value of the Company. The target bonus percentage of base salary for each executive is determined based on historic target levels and internal equity, and the comparison of annual incentive compensation targets for executives in comparable positions at the Peer Group. For 2014, the bonus payout percentage is determined after the conclusion of each fiscal quarter by evaluating the Company’s performance relative to pre-determined performance goals and performance “intervals” for that quarter. Performance intervals are the upper and lower boundaries of performance in which actual bonus payouts are awarded. The bonus payout percentage is designed to provide payments in a range from 200% of the target bonus, if performance greatly exceeds the Company’s targets, to 0% of the target bonus, if performance fails to reach minimum threshold levels. The use of these intervals is intended to provide a greater performance incentive to participating employees by providing a more significant increase in the bonus award in instances where there is over performance in relation to our performance targets and a more significant decrease in the bonus award where there is under performance in relation to those targets. The Company was required to seek Bankruptcy Court approval for all targets and payouts under the 2014 Bonus Plan after filing a petition for relief under Chapter 11 on September 15, 2014, and the Bankruptcy Court approved the 2014 Bonus Plan and payouts as described below that occurred after that date.

2014 Target Bonus. The Compensation Committee sets our executive officers’ target bonus percentages at a level that balances fixed and at-risk short-term compensation. In 2014, the Compensation Committee increased our named executive officers’ target bonus percentages in order to partially offset the significant reduction in the value of the long-term equity incentives that were granted in 2014. The 2014 target bonus percentage as determined by the Compensation Committee, the potential cash payout under the 2014 Bonus Plan at 100% of target and the percentage of each named executive officer’s target total direct compensation represented by the target bonus at 100% payout were as follows:

	Target Bonus Percentage of Base Salary		2014 Target Bonus at 100% Payout ($)	Percent of Target Total Direct Compensation
	2014	2013
Steven Shindler	195%	130%	1,844,692	48.4%
Juan R. Figuereo	150%	100%	825,000	52.8%
Gokul V. Hemmady	150%	100%	971,250	51.7%
Gary D. Begeman(1)	120%	80%	556,056	49%
(1) Subsequent to the approval of his 2014 target bonus percentage, Mr. Begeman's target bonus percentage was increased to 150% due to his enhanced role and expanded duties in June 2014.

2014 Performance Goals. In 2014, the Compensation Committee reviewed the 2014 Bonus Plan and determined that in order to set appropriate performance measures and weightings throughout the year, the Compensation Committee should set performance measures and weightings on a quarterly basis to allow the Compensation Committee to respond to changes in the Company's business plan. In addition, the Compensation Committee determined that quarterly payouts of earned bonus awards provided the strongest performance incentives to the Company's named executive officers and to other employees participating in the 2014 Bonus Plan. Each of the following performance measures and weightings were selected in order to provide balanced incentives as any unsound actions to improve one performance measure would be expected to have a corresponding negative impact on the other performance measure, and the plans for the third and fourth quarters were developed with the input of the Company's stakeholders. The quarterly criteria and weightings under the 2014 Bonus Plan for named executive officers were as follows:

Performance Measures	First Quarter Weight	Second Quarter Weight	Third Quarter Weight	Fourth Quarter Weight
Consolidated Revenues	60%	60%	40%	40%
Consolidated Operating Cashflow(1)	40%	40%	60%	60%
(1) Operating income before depreciation and amortization ("OIBDA") - Capital Expenditures

2014 Targets and Calculation of Bonus Payout. To determine bonus amounts earned by our executive officers during the 2014 Plan year, the Compensation Committee met following each fiscal quarter-end to review our financial and operating performance as compared to the applicable performance measures for that quarter and to discuss performance factors and other criteria related to the bonus awards. At each quarterly meeting, the applicable targets set for each performance measure were compared to the results for the quarter in order to determine the appropriate bonus payout percentage, which may range from 0% to 200% depending on the Company’s performance relative to the performance targets. Performance at levels below a minimum threshold for a particular performance measure result in no payout under the 2014 Bonus Plan, and performance at levels above the target threshold will result in a combined payout limited to 200% under the 2014 Bonus Plan. In addition, in order to balance growth and profitability under the 2014 Bonus Plan, the Compensation Committee determined that an additional performance bonus would be rewarded if the performance targets were achieved in conjunction with predefined levels of net subscriber additions and average monthly revenue per subscriber unit (ARPU) for new subscribers in Mexico and Brazil.

The Compensation Committee approved the 2014 quarterly performance targets and intervals for each of the performance measures based upon the Company's business plan. The performance targets and corresponding intervals are designed to drive Company performance against challenging performance standards, but are not goals that would cause our executives to take inappropriate business risks. In 2014, our quarterly performance targets and minimum threshholds for each of the performance measures were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Min.	Target	Min.	Target	Min.	Target	Min.	Target
Revenues(1) (in millions)	868	964	860	955	837	930	756	840
Operating Cashflow(1) (in millions)	(331)	(276)	(300)	(250)	(233)	(194)	(231)	(193)
(1) As adjusted and approved by the Compensation Committee

In some instances, the Compensation Committee, upon the recommendation of management, makes adjustments to the bonus payments or, if appropriate, the methodology used to calculate the bonus target or our performance relative to the target to take into account, among other things, changes in our Company’s goals and plans and changes in business conditions in the relevant bonus period if it concludes that such adjustments are appropriate and are consistent with our overall goals and strategy. The Compensation Committee adjusted the 2014 bonus targets and payments for the named executive officers to reflect: the sale of Nextel Chile; deviations in timing of certain capital expenditures; the reallocation of certain costs between market and headquarter operations; one-time, non-operational items and strategic operational decisions made after the targets were set; and foreign currency translations.

2014 Financial Results and Bonus Payouts. The Company’s 2014 results were as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	Target	Results	Payout(1)	Target	Results	Payout	Target	Results	Payout	Target	Results	Payout(2)
Revenues(3) (in millions)	964	914	66%	955	893	30%	930	844	8%	840	808	96%
Operating Cash Flow(3) (in millions)	(276)	(199)	128%	(250)	(244)	103%	(194)	(94)	152%	(193)	(212)	90%
Weighted Average Payout (as percentage of target)			84%			62%			94%			95%
(1) Bonus kicker (140%) applied to Revenue payout in accordance with net subscriber additions and ARPU achievement in Mexico and Brazil.
(2) Bonus kicker (170%) applied to Revenue payout in accordance with net subscriber additions and ARPU achievement in Mexico.
(3) As adjusted and approved by the Compensation Committee.

Based on the foregoing, the bonuses awarded to the named executive officers with respect to our performance in 2014 were as follows:

Name	Bonus Payout Percentage (% of Target)	2014 Actual Bonus Payout ($)	Percent Change From 2013 Actual
Steven Shindler	78%	1,437,323	484%
Juan R. Figuereo	78%	642,813	484%
Gokul V. Hemmady	78%	756,766	484%
Gary D. Begeman(1)	78%	602,023	712%
(1) Mr. Begeman's 2014 Actual Bonus Payout reflects his base salary at the time the bonus award was earned and paid.

2014 Long-Term Equity Incentives. In 2014, due to the Company's stock price and available equity grant pool, the Compensation Committee determined that the grants made to the named executive officers would reflect the same number of shares as was granted in April 2013. Due to the decline in the Company's stock price, value of the target long-term equity incentives reflected a significant year over year decline and was below the lower quartile of the Peer Group. In 2014, the Compensation Committee awarded approximately one-third of the target value of each named executive officer’s long-term equity award in the form of performance share units, one-third of the target value of each named executive officer’s long-term equity award in the form of stock options and the remaining one-third of such value in the form of restricted stock with the exception of the chief executive officer who received long-term equity compensation in the proportion as was granted when he was appointed chief executive officer.

As a result of our Chapter 11 filing and the proposals for reorganization, which do not contemplate any recoveries with respect to equity interests in the Company, the named executive officers will not realize any value or receive any recovery from the long-term incentives granted during 2014 or in prior years.

Performance Share Units. In 2014, one-third of the target value for our named executive officers' long-term incentive award was granted in the form of performance share units that are earned at the end of a one-year period linked to the Company’s performance compared to a pre-determined OIBDA target for that period and vest on a pro-rata basis on the second and third anniversary of the grant date. The OIBDA target for the performance share units granted in 2014 was not met and therefore as of December 31, 2014 the performance share units have been forfeited.

Stock Options. In 2014, one-third of the target total value for our named executive officers’ long-term incentive equity awards was granted in the form of nonqualified stock options that vest ratably over a three-year period and expire after 10 years. The exercise price of each option is the closing price of our common stock on the date of grant. The number of options granted is determined by dividing the target value for each executive of the portion of the incentive equity grant to be paid in stock options by the value of each option, which is computed using the Black-Scholes option-pricing model using the closing price of our common stock on the date of grant, and using the same assumptions that we use in calculating the compensation expense attributable to such grants under FASB ASC Topic 718.

Restricted Stock. In 2014, one-third of the target value for our named executive officer’s long-term incentive award was granted in the form of restricted stock that vests ratably over a three year period. The number of shares of restricted stock awarded to each executive is determined by dividing the target value for each executive of the portion of the incentive equity grant to be paid in restricted stock by the closing price of our common stock on the grant date, which is the fair value computed in accordance with FASB ASC Topic 718.

The grant date value of the annual long-term equity grants provided to each of our named executive officers in 2014, the percent change of the grant date fair value of the equity grant for 2014 compared to the grant date fair value of the equity grant for 2013 and the percentage of target total direct compensation the 2014 long-term equity grants represented based on values reviewed by the Compensation Committee in April 2014 were as follows:

Name	Value of 2014 Performance Share Units at Target ($)	Value of 2014 Stock Option Grants ($)	Value of 2014 Restricted Stock Grant ($)	Percent Change From 2013(1)	Percent of Target Total Direct Compensation
Steven Shindler(2)	132,183	452,702	434,628	-	26.8%
Juan R. Figuereo	61,686	62,986	61,686	(86.69)%	11.9%
Gokul V. Hemmady	86,140	87,955	86,140	(86.69)%	13.9%
Gary D. Begeman	38,370	39,178	38,370	(86.69)%	10.2%
(1) The value of long-term equity for 2013 was computed using the same formulas and methodology as 2014, but with a stock price based on April 18, 2013, which was the valuation date used by the Compensation Committee to approve the 2013 compensation.
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

2014 Management Changes

President, Nextel Mexico. Salvador Alvarez was appointed president Nextel Mexico effective July 18, 2014. As is customary in Mexico, Mr. Alvarez entered into an employment agreement with Nextel Mexico. In accordance with his employment agreement, Mr. Alvarez was granted a base salary of $675,000, a 2014 target bonus payout under the 2014 Bonus Plan of 150% (on a prorated basis) and $800,000 in restricted stock awards (in connection with our bankruptcy proceedings Mr. Alvarez will not realize any value from the restricted stock award) . In addition, Mr. Alvarez was awarded a sign-on bonus of $200,000 which would be paid if he was still employed by the Company on December 31, 2014. In 2014, Mr. Alvarez received both the sign-on bonus and a pro rated bonus payout of $494,006, which represents a bonus payout percentage of 109% based on the performance of our Mexico operations.

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

Compensation Committee (3 Independent Directors)	Quarterly reviews and approves corporate goals and objectives with respect to our executive officers’ compensation.
Annually reviews and approves the evaluation process and compensation structures with respect to our executive officers’ compensation.
Evaluates our performance in light of the Committee’s established goals and objectives

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

Compensation Committee Consultant and Independence. The Compensation Committee considers the advice of its independent compensation consultant, together with information and analysis from management and its own judgment and experience, when evaluating the Company’s executive compensation program. In 2014, the Compensation Committee was advised by Pearl Meyer & Partners.

Use of Comparative Industry Data. In order to design our compensation programs, the Compensation Committee reviews the executive salaries, compensation structures and the financial performance of comparable corporations in a designated Peer Group established by the Compensation Committee. As part of its annual compensation process, with assistance from Pearl Meyer & Partners, the Compensation Committee evaluated the Company’s historical peer group in order to ensure that the most appropriate industry data was utilized in the evaluation of the Company’s compensation programs. The Committee focused on ensuring that our Peer Group companies operated in the telecommunication, technology or consumer industries and recognized revenues within 50% to 200% of the Company. The Committee also sought to ensure that our Peer Group companies were engaged primarily in service and/or technology based businesses and maintained a significant international presence with headquarters in the United States. Based on these criteria and the advice and recommendations provided by Pearl Meyer & Partners, the Compensation Committee approved the following Peer Group for 2014:

CA, Inc.	Motorola Solutions, Inc.
Cablevisions Systems Corporation	MetroPCS Communications, Inc. (now T-Mobile US, Inc.)
CyberLink, Inc.	NetApp, Inc.
Charter Communications, Inc.	Sandisk Corporation
Frontier Communications Corporation	Symantec Corporation
Harris Corporation	Telephone and Data Systems, Inc.
Juniper Networks, Inc.	United States Cellular Corporation
Leap Wireless International, Inc.	Windstream Communications
Level 3 Communications, Inc.

To assess the competitiveness of our executive compensation programs, we analyze Peer Group compensation data included in proxy statements or other public filings as well as compensation and benefits survey data developed by global compensation consulting firms. As part of this process, we measure pay levels within each of our three primary elements of compensation (base salary, target bonus and equity incentive grants) and in the aggregate. We also review the mix of our compensation attributable to these elements with respect to their characteristics including fixed versus variable, short-term versus long-term, and cash versus equity-based pay. The Compensation Committee generally compares the compensation of each named executive officer in relation to various percentiles reflected in the Peer Group data for similar positions based on proxy ranking and job title and responsibilities.

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

Retirement, Deferred Compensation and Pension Plans. Our executive officers who are eligible may participate at their election in our 401(k) retirement savings plan that provides employees with an opportunity to contribute a portion of their cash compensation to the plan on a tax-deferred basis to be invested in specified investment options and distributed upon their retirement. Consistent with the 401(k) plan, we match 100% of each employee’s contributions to the 401(k) plan up to a maximum of 4% of the employee’s eligible annual compensation. Our matching contribution for 2014 for named executive officers was $35,102 in the aggregate.

We do not have any pension plans that entitle our named executive officers to additional benefits. In addition, we have not adopted a supplemental executive retirement plan or other “excess plan” that pays benefits to highly compensated executives whose salaries exceed the Internal Revenue Service’s maximum allowable salary for qualified plans. In December 2008, the Compensation Committee approved the adoption of an Executive Deferral Plan, which became effective January 1, 2009. Under the Executive Deferral Plan, executives may defer a portion of their compensation with the amount deferred by a participating executive attributed to a hypothetical account and treated as if it is invested in deferred stock units with the value of those units linked to the value of our common stock. No compensation was deferred by executive officers under this plan in 2014 and the Executive Deferral Plan is not available to executive officers during 2015. We do not have any other nonqualified deferred compensation plans.

Severance Plans. We previously adopted two severance plans that provide for the payment of severance benefits to our U.S.-based employees, including our U.S. based executive officers, if their employment is terminated in specified circumstances. One plan provides for the payment of severance benefits if the executive officer’s employment is terminated without cause for certain reasons and the other plan provides for the payment of severance benefits if the executive officer’s employment is terminated without cause, or if the executive officer of the Company terminates his or her employment with good reason, in connection with or following a change of control. The two severance plans are mutually exclusive meaning that an executive may be eligible to receive payments under one or the other of the plans depending on the circumstances surrounding the termination of the executive’s employment, but it is not possible for an executive to receive payments under both plans. While the Compensation Committee generally does not take into account the potential payments to executives under our severance plans, including termination and change of control arrangements, in performing its annual evaluation of the target total direct compensation that may be realized by our executive officers, the Compensation Committee believes that the terms of these arrangements are generally consistent with those offered by similarly situated companies including those in the Peer Group. As part of the Chapter 11 proceedings, the Bankruptcy Court must approve the terms of the Severance Plan and the Change of Control Severance Plan before any payments can be provided to eligible employees. The Bankruptcy Court has reviewed and approved the terms of our Severance Plan, but has not reviewed our Change of Control Severance Plan. A description of the terms of our severance plans, the specific circumstances that trigger payment of benefits, an estimate of benefits payable upon the occurrence of those triggering events and other information relating to such plans can be found below under the caption “Executive Compensation - Potential Payments under Severance Plans.”

Executive Compensation Governance Practices

We believe that our compensation programs should ensure that our executives remain accountable for business results and take responsibility for the assets of the business and its employees. Consistent with these objectives, our Board has incorporated the following governance features into our compensation governance programs.

Compensation Risk Mitigation. The Company’s executive compensation program includes features designed to discourage executives from taking unnecessary risks that could harm the financial health and viability of the Company, including:

•
Balanced Performance Measures. The Compensation Committee believes that the performance criteria used in our 2014 Bonus Plan strike an appropriate balance between growth and profitability and mitigate risk to the Company because actions taken to improve our performance with respect to one of the criteria would normally be expected to have a corresponding negative impact on other criteria. For example, if management were to implement promotional programs designed to aggressively pursue growth in revenue, those actions would be expected to increase expenses, resulting in a potential deterioration in operational free cash flow.

•	Emphasis on Long-Term Stockholder Value. Long-term incentive awards focus executives on creating long-term stockholder value and delivering exceptional long-term operating results.

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

Each of our executive officers subject to an ownership target under the executive stock ownership guidelines at December 31, 2014 was in compliance with the guidelines. In 2014, there were no sales of stock by the named executive officers and as a result of the bankruptcy proceedings the named executives officers will not receive any value for their stock.

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

Employment Agreements. Generally, we do not enter into employment contracts with our employees unless otherwise required or customary based on local law or practice. As is customary for executives in Mexico, the Company has entered into an employment Agreement with Mr. Alvarez in connection with his service as president of Nextel Mexico. The terms of Mr. Alvarez's employment agreement are summarized under "2014 Management Changes - President, Nextel Mexico." We do not have employment contracts with any of our other named executive officers.

Timing of Long-Term Incentive Awards. We have historically granted our annual long-term incentive awards to our employees, executive officers and directors in late April of each year. These grants are timed to coincide with our regularly scheduled April Board and committee meetings. In 2014, our annual equity grants were made to our employees, executive officers and directors on April 30, 2014. The number of options and shares of restricted stock and restricted stock units awarded were based on the closing market price on the date of grant and the exercise price of the stock options granted was the closing market price on the date of the grant.

We follow a practice of disclosing our financial results for the first quarter of the fiscal year following the April Board meeting at which we make equity grants. The 2014 first quarter earnings release was made publicly available on May 12, 2014. It is the policy of the Compensation Committee not to use information relating to first quarter results when determining the amount, timing or other characteristics of our annual equity grants to employees, executive officers and directors. We have consistently granted our annual long-term incentive awards in April, regardless of the content or timing of the issuance of the first quarter earnings release. Although our quarterly financial results may have an impact on the market price of our common stock, and therefore the number of options and shares of restricted stock and restricted stock units awarded as well as the exercise price of the option awarded, we believe that the April board meeting is the appropriate time during the year to grant our annual long-term incentive awards and that a consistent application of our granting practices from year to year is appropriate. The equity grants by the Compensation Committee are designed to create incentives for the creation of long-term stockholder value and contain delayed vesting provisions that prevent any advantages from short-term fluctuations in the market price of our common stock.

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

No Repricing Options. The 2012 Incentive Compensation Plan (the "2012 Plan") approved by our stockholders at the 2012 Annual Meeting prohibits the repricing of stock options governed by the 2012 Plan.

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

Summary Compensation Table

As previously disclosed, the Company and several of its subsidiaries filed for relief under Chapter 11 in September 2014 and any plan of reorganization implemented in the bankruptcy proceeding is expected to cancel our equity securities for no consideration. The long-term equity incentives disclosed in the following tables reflect the grant date or current fair value of our outstanding equity awards and does not reflect the expected cancellation of all outstanding equity awards granted to our named executive officers as a result of the Chapter 11 proceedings.

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Steven M. Shindler	2014	945,996	-	423,876	466,420	1,437,323	9,483	3,283,098
Chief Executive Officer	2013	945,996	-	999,995	-	245,959	23,792	2,215,742
	2012	243,025	-	2,582,914	1,884,271	-	5,580	4,715,790
Juan R. Figuereo	2014	550,000	-	92,261	64,895	642,813	13,032	1,363,001
Executive Vice President,	2013	550,000	-	933,340	466,673	110,000	31,394	2,091,407
Chief Financial Officer	2012	114,583	-	156,200	131,423	-	76,006	478,212
Gokul V. Hemmady	2014	647,500	-	128,835	90,620	756,765	785,053	2,408,773
Chief Operating Officer and	2013	647,500	-	1,303,330	651,666	129,500	329,293	3,061,289
President, Nextel Brazil	2012	605,079	-	981,369	749,020	194,250	11,855	2,541,573
Salvador Alvarez(5)	2014	301,212	195,489	800,000	-	494,006	115,388	1,906,095
President, Nextel Mexico
Gary D. Begeman	2014	503,081	-	57,388	40,365	602,023	10,400	1,213,257
Executive Vice President,	2013	463,380	-	580,551	290,275	74,141	10,200	1,418,547
General Counsel	2012	456,310	-	727,949	555,600	111,211	11,029	1,862,099
Peter Foyo	2014	133,957	-	-	-	-	1,105,642	1,239,599
Executive Vice President,	2013	535,829	-	533,274	266,636	-	578,683	1,914,422
Business Development	2012	529,450	-	721,333	550,548	112,524	691,242	2,605,097
(1)The amounts in this column reflect the grant date fair value of restricted stock awards and performance share units computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted common stock awards and performance share units at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant.

For all performance share units the amounts included under Stock Awards reflect the grant date fair value based upon the estimated performance during the performance period. Based on the grant date fair value, the maximum values of the 2014 Stock Awards are as follows:

Name	2014 Stock Awards Maximum Value ($)
Steven M. Shindler	423,876
Juan R. Figuereo	92,261
Gokul V. Hemmady	128,835
Salvador Alvarez	800,000
Gary D. Begeman	57,388
Peter Foyo	-

Additional information regarding the awards of restricted common stock and performance share units to the named executive officers in 2014 is included in the Grants of Plan-Based Awards table below.

(2) The amounts in this column reflect the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718) of options to purchase common stock, but disregarding estimated forfeitures related to service-based vesting conditions. The valuation assumptions used in determining these amounts are described in Note 14 to our consolidated financial statements. Additional information regarding the awards of options to purchase common stock to the named executive officers in 2014 is included in the Grants of Plan-Based Awards table below.

(3) The amounts in this column represent the bonus that we paid under the Bonus Plans in effect in 2012, 2013 and 2014. The bonus is determined based on a target bonus amount, which is a predetermined percentage of base salary, and is adjusted based on achievement of operating unit and/or consolidated performance goals as well as personal performance.

(4) Consists of: (a) amounts contributed by us under our 401(k) plan, (b) in the case of Mr. Hemmady, amounts contributed by Nextel Brazil to the Fundo de Garantia de Tempo de Servico, or FGTS, and a private savings plan, and in the case of Mr. Alvarez, amounts contributed by Nextel Mexico to government mandated retirement and savings plans or other government mandated payments, (c) perquisites and other personal benefits described in more detail below, (d) severance payments and (e) tax gross-up payments made in connection with the foregoing:

	Year	Company Contributions to 401(k) Plan ($)	Company Contributions to Government Plans ($)	Company Contributions to Private Savings Plan ($)(a)	Perquisites and Other Personal Benefits ($)(b)	Tax Gross-Up Payments ($)(c)	Severance Payments($)
Mr. Shindler	2014	-	N/A	N/A	9,483	-	N/A
	2013	-	N/A	N/A	22,046	1,745	N/A
	2012	5,576	N/A	N/A	-	4	N/A
Mr. Figuereo	2014	10,400	N/A	N/A	1,977	654	N/A
	2013	9,167	N/A	N/A	14,952	7,276	N/A
	2012	-	N/A	N/A	51,193	24,813	N/A
Mr. Hemmady	2014	8,944	N/A	46,817	524,147	205,145	N/A
	2013	10,200	N/A	N/A	304,606	14,487	N/A
	2012	9,800	N/A	N/A	-	2,055	N/A
Mr. Alvarez	2014	-	60,691	N/A	54,697	-	N/A

Mr. Begeman	2014	10,400	N/A	N/A	-	-	N/A
	2013	10,200	N/A	N/A	-	-	N/A
	2012	9,800	N/A	N/A	-	1,229	N/A
Mr. Foyo	2014	5,358	N/A	N/A	277	7	1,100,000
	2013	10,200	14,487	N/A	457,820	96,176	N/A
	2012	9,800	14,556	N/A	583,950	82,936	N/A

(a)
Represents the contribution by Nextel Brazil to a private savings program designed to complement Brazilian social security in which Nextel Brazil matches employee contributions up to 8% of an employee’s annual salary. The employer contribution vests based on length of service.

(b)	The dollar value of perquisites and other personal benefits received by Messrs. Hemmady and Alvarez each exceeded $10,000 in 2014.

Pursuant to an international assignment agreement with Mr. Hemmady, who is a U.S. citizen, we agreed to provide certain benefits and expatriation/repatriation assistance for the period of his assignment in Brazil that are reflected as perquisites and other personal benefits. Some of these benefits are paid to Mr. Hemmady or to third parties on Mr. Hemmady's behalf in Brazilian Reais, the amounts of which are reflected in Benefits column of the table above and the All Other Compensation column of the Summary Compensation Table in U.S. dollars based on the average exchange rate of 2.35 Brazilian Reais to 1.00 U.S. Dollar for 2014. Perquisites and other personal benefits received by Mr. Hemmady in 2014 consist of $244,761 for housing and utilities; $194,250 representing Mr. Hemmady’s foreign services differential; $79,009 for expenses relating to a car and driver; $6,128 for language training. We also provide Mr. Hemmady with tax counseling and make tax equalization payments on his behalf so that Mr. Hemmady pays the same taxes as he would as a U.S. citizen working in the U.S.

The perquisites and benefits paid to Mr. Alvarez in 2014 consist of an annual allowance for a Company supplied automobile, including related maintenance and fuel, which is a customary element of compensation for senior executives in Mexico and which had an incremental cost to Nextel Mexico of $13,192, $39,568 in security costs and $1,937 for wireless handsets and service for Mr. Alvarez's family.

(c)
Tax gross up payments in 2014 reflect amounts paid for Mr. Figuereo for travel by family members on our corporate aircraft to business events and Mr. Hemmady for tax equalization, housing allowance, language courses and travel by family members on our corporate aircraft to business events.

(5)
In 2014, Mr. Alvarez’s salary, bonus and benefits, other than his equity grants, were paid in Mexican Pesos. As a result, the amount of compensation provided to Mr. Alvarez as reflected in U.S. dollars in the Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation columns varies based on the applicable exchange rate of the Mexican Peso relative to the U.S. dollar. Mr. Alvarez’s compensation as reported in U.S. dollars can vary significantly with no actual change to the compensation paid to Mr. Alvarez in Mexican currency if the exchange rates are volatile. The amounts for Mr. Alvarez reflected in the Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation columns in the table above are based on the average exchange rate of 13.30 Mexican Pesos to 1.00 U.S. Dollar for 2014.

Grants of Plan-Based Awards Table

In the table below and discussion that follows, we summarize the grants of stock options and stock awards to each of the named executive officers during 2014. Our 2014 Bonus Plan does not provide for payouts in fiscal years after 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Steven M. Shindler
Annual Bonus		—	1,844,692	3,689,384	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	377,937	N/A	N/A	325,025
Stock Options	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	685,912	0.86	466,420
Performance Shares	4/30/2014	N/A	N/A	N/A	—	98,850	—	N/A	N/A	N/A	N/A
Juan R. Figuereo
Annual Bonus		—	825,000	1,650,000	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	53,640	N/A	N/A	46,130
Stock Options	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	95,434	0.86	64,895
Performance Shares	4/30/2014	N/A	N/A	N/A	—	46,130	—	N/A	N/A	N/A	N/A
Gokul V. Hemmady
Annual Bonus		—	971,250	1,942,500	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	74,904	N/A	N/A	64,417
Stock Options	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	133,265	0.86	90,620
Performance Shares	4/30/2014	N/A	N/A	N/A	—	64,417	—	N/A	N/A	N/A	N/A
Salvador Alvarez
Annual Bonus(4)		—	451,819	903,637	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	7/14/2014	N/A	N/A	N/A	N/A	N/A	N/A	975,610	N/A	N/A	800,000
Gary D. Begeman		N/A
Annual Bonus		—	556,056	1,112,112	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Restricted Stock	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	33,365	N/A	N/A	28,694
Stock Options	4/30/2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	59,361	0.86	40,365
Performance Shares	4/30/2014	N/A	N/A	N/A	—	28,694	—	N/A	N/A	N/A	N/A
Peter Foyo
Annual Bonus		—	—	—	—	—	—	—	—	—	—
Restricted Stock	4/30/2014	—	—	—	—	—	—	—	—	—	—
Stock Options	4/30/2014	—	—	—	—	—	—	—	—	—	—
Performance Shares	4/30/2014	—	—	—	—	—	—	—	—	—	—

(1)
The amounts reflect the potential range of payouts pursuant to the 2014 Bonus Plan. The actual amounts of the payments made under this plan to the named executive officers are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)
The amounts reflect the potential range of payouts pursuant to the performance share units granted in 2014. There were no payments made pursuant to the performance share units as the OIBDA target for December 31, 2014 was not achieved.

(3)
The amounts in this column reflect the grant date fair value of the restricted stock and option awards on the date of grant computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), with respect to awards of shares of restricted common stock and awards of options to purchase shares of common stock held by each of the named executives, but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted stock awards at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant. We determined the fair market value of option awards based on the Black-Scholes option pricing model. The valuation assumptions used in determining these amounts are described in footnote 14 to our consolidated financial statements.The long-term equity incentives disclosed in this table do not reflect the expected cancellation of all outstanding equity awards granted to our named executive officers as a result of the Chapter 11 proceedings.

(4) Mr. Alvarez was eligible to participate in the 2014 Bonus Plan on a pro rata basis beginning July 14, 2014. The target and maximum annual bonus amounts for Mr. Alvarez have been adjusted to reflect his start date of July 14, 2014.

Outstanding Equity Awards at Fiscal Year-End 2014 Table

Name	Grant Date	Option Awards						Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Steven M. Shindler (2)	4/27/2005	150,000	(3)	-		26.20	4/27/2015	-		-	-		-
	4/26/2006	130,000	(3)	-		60.77	4/26/2016	-		-	-		-
	4/25/2007	135,000	(3)	-		78.30	4/25/2017	-		-	-		-
	4/22/2009	-		-		-	-	-		-	-		-
	4/23/2010	-		-		-	-	-		-	-		-
	4/20/2011	-		-		-	-				-		-
	4/24/2012	-		-		-	-	2,033	(4)	41	-		-
	12/17/2012	457,274	(5)	228,638	(5)	6.53	12/17/2022	125,979	(6)	2,520	-		-
	4/30/2013	-		-		-	-	-		-	114,942	(7)	2,298
	4/30/2014	-		685,912	(8)	0.86	4/30/2024	377,937	(9)	7,559	114,942	(10)	2,299
Juan R. Figuereo	10/17/2012	26,667	(11)	13,333	(11)	7.81	10/17/2022	20,000	(12)	400	-		-
	4/30/2013	31,811	(13)	63,623	(13)	8.70	4/30/2023	35,757	(14)	715	53,640	(7)	1,073
	4/30/2014			95,434	(8)	0.86	4/30/2024	53,640	(9)	1,073	53,640	(10)	1,073
Gokul V. Hemmady	5/21/2007	50,000	(3)	-		78.87	5/21/2017	-		-	-		-
	4/23/2008	85,000	(3)	-		40.62	4/23/2018	-		-	-		-
	4/22/2009	83,333	(15)	-		14.33	4/22/2019	-		-	-		-
	4/23/2010	59,000	(15)	-		40.40	4/23/2020	-		-	-		-
	4/20/2011	42,254	(15)	-		40.28	4/20/2021	-		-	-		-
	4/24/2012	62,970	(16)	31,484	(16)	18.85	4/24/2022	17,354	(4)	347	-		-
	4/30/2013	44,422	(13)	88,843	(13)	8.70	4/30/2023	49,936	(14)	999	74,904	(7)	1,498
	4/30/2014	-		133,265	(8)	0.86	4/30/2024	74,904	(9)	1,498	74,904	(10)	1,498
Salvador Alvarez	7/14/2014	-		-		-	-	957,610	(17)	19,512	-		-
Gary D. Begeman	11/27/2006	40,000	(3)	-		65.17	11/27/2016	-		-	-		-
	4/25/2007	40,000	(3)	-		78.30	4/25/2017	-		-	-		-
	4/23/2008	70,000	(3)	-		40.62	4/23/2018	-		-	-		-
	4/22/2009	93,333	(15)	-		14.33	4/22/2019	-		-	-		-
	4/23/2010	31,900	(15)	-		40.40	4/23/2020	-		-	-		-
	4/20/2011	31,362	(15)			40.28	4/20/2021				-		-
	4/24/2012	46,709	(16)	23,354	(16)	18.85	4/24/2022	12,873	(4)	257	-		-
	4/30/2013	19,787	(13)	39,574	(13)	8.70	4/30/2023	22,243	(14)	445	33,365	(7)	667
	4/30/2014	-		59,361	(8)	0.86	4/30/2024	33,365	(9)	667	33,365	(10)	667
Peter A. Foyo(17)	-	-		-		-	-	-		-	-		-

(1)
The market value of the restricted stock and performance share units are based on the reported $0.02 closing price of a share of our common stock on the over the counter market, on December 31, 2014. The long-term equity incentives disclosed in this table reflect the current fair value of our outstanding equity awards and do not reflect the expected cancellation of all outstanding equity awards granted to our named executive officers as a result of the Chapter 11 proceedings.

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

(3)	Stock options vested 25% on the four anniversary dates following the date of grant.

(4)	Restricted stock vests/vested 33 1/3% on each of April 24, 2013, April 24, 2014 and April 24, 2015.

(5)	Stock option award vests/vested 33 1/3% on each of December 17, 2013, December 17, 2014 and December 17, 2015.

(6)	Restricted stock vests/vested 33 1/3% on each of December 17, 2013, December 17, 2014 and December 17, 2015.

(7)	Performance share units vest on the third anniversary following the date of grant in an amount based on the Company’s performance during the performance period.

(8)	Stock option award vests 33 1/3% on each of April 30, 2015, April 30, 2016 and April 30, 2017.

(9)	Restricted stock vests 33 1/3% on each of April 30, 2015, April 30, 2016 and April 30, 2017.

(10)	Performance share units vest on the second and third anniversary following the date of grant in an amount based on the Company’s performance during the performance period.
(11) Stock option vests/vested 33 1/3% on each of October 17, 2013, October 17, 2014 and October 17, 2015.

(12)	Restricted stock vests on the third anniversary following the date of grant.

(13)	Stock option award vests/vested 33 1/3% on each of April 30, 2014, April 30, 2015 and April 30, 2016.

(14)	Restricted stock vests/vested 33 1/3% on each of April 30, 2014, April 30, 2015 and April 30, 2016.

(15)	Stock options vested 33 1/3% on the three anniversary dates following the date of grant.

(16)	Stock options vests/vested 33 1/3% on each of April 24, 2013, April 24, 2014 and April 24, 2015.
(17) Restricted stock vests/vested 33 1/3% on each of July 14, 2015, July 14, 2016 and July 14, 2017.

Option Exercises and Stock Vested Table

In the table below, we list information on the exercise of options and the vesting of restricted stock during the year ended December 31, 2014.

OPTION EXERCISES AND STOCK VESTED FISCAL YEAR 2014

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting(1)($)
Steven M. Shindler	-	-	128,964	6,644
Juan R. Figuereo	-	-	17,880	15,377
Gokul V. Hemmady	-	-	51,406	46,860
Salvador Alvarez	-	-	-	-
Gary D. Begeman	-	-	30,737	28,401
Peter Foyo	-	-	-	-

(1)
The value realized on vesting is calculated as the number of shares vested multiplied by the closing price of the shares on the date of vesting, unless vesting occurs on a Saturday or Sunday, in which case the shares vested are multiplied by the closing price on the Friday preceding the vesting date. In accordance with our stock ownership guidelines the executive officers retained all of the shares acquired at vesting and will not realize any value or receive any recovery for the vested shares in connection with the Chapter 11 bankruptcy proceedings.

Pension Benefits and Nonqualified Deferred Compensation

None of our executive officers are entitled to pension benefits from us. None of our executive officers participated in our Executive Deferral Plan in 2014.

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

Payments upon Termination of Employment. Each of our U.S.-based named executive officers is covered by our Change of Control Severance Plan and our Severance Plan. As part of the Chapter 11 proceedings, the Bankruptcy Court must approve the terms of each compensatory plan and any payments provided for under each plan. The Bankruptcy Court has reviewed and approved the terms of our Severance Plan, but has not reviewed our Change of Control Severance Plan. Absent such approval, no payments can be made pursuant to the Change of Control Severance Plan. The Change of Control Severance Plan provides for the payment of certain benefits if an executive officer’s employment is terminated by the company without cause or by the executive officer for good reason in connection with a change of control. No benefits are required to be paid unless the executive officer’s employment is terminated. The named executive officers are also entitled to severance benefits if their employment is terminated by the Company in specified circumstances under the Severance Plan. Although the benefits under the Severance Plan apply without regard to whether any change of control has occurred or is pending, the Change of Control Severance Plan provides that employees entitled to receive amounts paid under the Change in Control Severance Plan will not be entitled to cash severance under any other severance plan, including the Severance Plan. Each of the named executive officers has also received awards of stock options, restricted stock and performance share units under the 2012 Plan, which contains provisions that may accelerate the vesting of awards made to a named executive officer if we terminate the executive officer’s employment with us or if the executive officer terminates his or her employment with us for good reason in connection with a change of control. As a result of our Chapter 11 filing and the proposals for reorganization, which do not contemplate any recoveries with respect to equity interests in the Company, the named executive officers will not realize any value or receive any recovery from any awards that receive accelerated vesting based on a change of control.

Except as noted below, we otherwise have not entered into any employment agreements or other arrangements that provide for benefits in connection with a termination of employment of our named executive officers.

The following table shows the estimated amount of the payments to be made to each of the named executive officers upon termination of their employment in connection with their involuntary termination under the Severance Plan, which has been approved by the Bankruptcy Court, or upon their termination in connection with their death or disability. For purposes of calculating the value of the benefits, we have assumed that the triggering event for payment occurred under each of the arrangements as of December 31, 2014. The footnotes to the table contain an explanation of the assumptions made by us to calculate the payments, and the discussion that follows the table provides additional details on these arrangements. The Company cannot currently issue payments under the Change of Control Severance Plan because the Change of Control Severance Plan has not been approved by the Bankruptcy Court.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

Termination Event(1)	Base Salary (2) ($)	Bonus(3) ($)	Other Payments (4) ($)	Equity Awards (5) ($)	Total(6) ($)
Severance Plan - Involuntary Termination (7)(8)
Steven M. Shindler	945,996	1,437,323	-	-	2,383,319
Juan R. Figuereo	550,000	642,813	-	-	1,192,813
Gokul V. Hemmady	647,500	756,766	-	-	1,404,266
Gary D. Begeman	550,000	602,023	-	-	1,152,023
Death, Disability or Retirement
Steven M. Shindler	-	-	-	11,652	11,652
Juan R. Figuereo	-	-	-	2,903	2,903
Gokul V. Hemmady	-	-	-	3,842	3,842
Gary D. Begeman	-	-	-	1,815	1,815

(1)	No payments are required to be made to any named executive officer under the Severance Plan if the executive is terminated for cause or if the executive voluntarily terminates his employment.

(2)
Amounts included in this column with respect to the Severance Plan reflect the portion of the severance payment attributable to base salary. Amounts attributable to the target bonus are included in the “Bonus” column (see note 3 below). The severance payment under the Severance Plan for the named executive officers is 12 months of the named executive officer’s annualized base salary at the time of termination.

(3)
Amounts included in this column with respect to the Severance Plan reflect the portion of the severance payment attributable to the target bonus. The portion of the severance payment attributable to base salary is included in the “Base Salary” column (see note 2 above). The Severance Plan provides for the payment of an amount equal to a prorated portion of the actual annual bonus payment for the period ending on the termination event for each named executive officer, payable when bonuses are paid for the applicable plan year.

(4)	Other Payments include repatriation relocation benefits for Mr. Hemmady.

(5)
Amounts included in the Equity Awards column reflect the value (calculated in the case of options as the difference between the exercise price of the options and the market value of the related shares on December 31, 2014 and in the case of restricted shares and performance share units as the value of shares on that date) of any awards granted under the 2012 Plan whose vesting or payment are accelerated upon the triggering event. The 2012 Plan and the grant agreements made under that plan also provide that outstanding and unvested options and restricted stock and a pro rata portion of the outstanding and unvested performance share units will vest upon an employee’s death or disability, and for options if the employee retires at or after age 65 or at an earlier age with the consent of the Compensation Committee, with vested options remaining exercisable for a period of one year after the date the employee ceases to be an employee of the Company. The 2012 Plan and the grant agreements also provide for continued exercisability of vested options for a period of 90 days from the employee’s date of termination in all other situations.

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

(8)
Section 503(c)(2) of the Bankruptcy Code prohibits the payment of any severance to an "insider" (as defined under the Bankruptcy Code) unless: (a) the payment is part of a program that is generally applicable to all full-time employees; and (b) the amount of the payment is no more than 10 times the amount of the mean severance pay given to non-management employees during the calendar year in which the payment is made. Pursuant to Section 503(c)(2), any severance payment provided to our named executive officers in 2014 would have been limited to $840,750.

Change of Control Severance Plan. Any payments under our Change of Control Severance Plan are contingent on approval from the Bankruptcy Court. At this time, the Company has not presented the Change of Control Severance Plan for approval and the Bankruptcy Court has not reviewed or approved the terms or potential payments under our Change of Control Severance Plan. The Change of Control Severance Plan provides that each named executive officer will receive a payment if a change of control, as defined below, occurs and he either is terminated without cause or resigns for good reason. Each named executive officer will be entitled to receive 250% of their annual base salary and target bonus at the date of his termination upon such an event as provided in the Change of Control Severance Plan. Each named executive officer will be entitled to receive their payment under the Change of Control Severance Plan in a lump sum within thirty days following his termination of employment.

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

The release agreement will also require the named executive officer to comply with specified confidentiality, non-disparagement and non-solicitation obligations. Our obligation to make or continue severance payments to the executive officer will cease if the executive officer does not comply with those obligations. The terms of the Severance Plan have been reviewed and approved by the Bankruptcy Court.

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

•
Performance Share Units. If the surviving entity assumes, replaces or converts the performance share units and the named executive officer is terminated within 24 months under circumstances that would trigger payment, the performance share units shall vest at the target level of performance. If the performance share units are not assumed, replaced or converted, the performance share units shall vest at the target level of performance upon a change of control.

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

Retention Agreement with Mr. Alvarez. In connection with the proposed sale of Nextel Mexico, Nextel Mexico has entered into a retention agreement with Mr. Alvarez that provides for a payment of $510,923 on the earlier of 30 days after closing of the sale transaction, September 30, 2015 or the date Mr. Alvarez is involuntarily terminated without cause. In the event that Mr. Alvarez is terminated without cause prior to the closing date or the sale transaction is not completed by September 30, 2015, the retention payment will be provided by Nextel Mexico, otherwise the purchaser will be responsible for the retention payment.

Director Compensation

Fees Payable to Non-Employee Directors. Each of our non-employee directors receives an annual retainer and equity grant for serving on the Board. In addition our non-employee directors receive additional fees for their service on committees. Our director compensation for 2014 consisted of the following components:

Board:
Annual Retainer	$70,000
Annual Equity Grant	$10,378	(1)
Lead Independent Director	$20,000
Non-Executive Chairman	$45,000

Committees:
Committee Chairs	$5,000
Audit Committee	$25,000
Compensation Committee	$20,000
Corporate Governance and Nominating Committee	$15,000
Finance Committee	$15,000
Risk Committee	$15,000

(1)
On April 30, 2014, each non-employee director then serving received 12,068 restricted shares that vest 33 1/3 % annually over a three year period. The number of restricted shares granted was determined consistent with the philosophy applied to the long-term equity grants provided to the named executive officers and equals the number of restricted shares received in 2013.

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

Director Compensation Table

In the table and discussion below, we summarize the compensation paid to our directors during 2014 who were not our employees as of December 31, 2014.

DIRECTOR COMPENSATION FISCAL YEAR 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kevin L. Beebe	155,000	10,378	N/A	N/A	-	-	165,378
Donald Guthrie	115,000	10,378	N/A	N/A	-	-	125,378
Charles M. Herington (3)	110,000	10,378	N/A	N/A	-	-	120,378
Carolyn F. Katz	130,000	10,378	N/A	N/A	-	-	140,378
Ricardo Knoepfelmacher	70,000	10,378	N/A	N/A	-	-	80,378
Rosendo G. Parra	110,000	10,378	N/A	N/A	-	-	120,378
Paulino do Rego Barros, Jr.	85,000	10,378	N/A	N/A	-	-	95,378
John W. Risner	110,000	10,378	N/A	N/A	-	-	120,378

(1)
The amounts in this column reflect the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted stock awards at the date of grant based on the number of shares subject to the grant multiplied by the closing price of our common stock on the date of grant. On April 30, 2014, we provided each non-employee director then serving with a grant of 12,068 shares of restricted stock that vest 33 1/3 % on each of April 30, 2015, April 30, 2016 and April 30, 2017. The grant date fair value was $0.86 per share. The dollar value of the shares subject to those grants, based on the $0.02 closing price of a share of our common stock as reported on the over the counter market on December 31, 2014, was $241.

The aggregate number of shares of unvested restricted stock held by each of our non-employee directors on December 31, 2014, and the dollar value of the shares based on the closing price on that date, were as follows: Ms. Katz and Messrs. Beebe, Guthrie, Herington, Parra, and Risner -22,147, $443; Mr. Rego Barros -21,638, $432; and Mr. Knoepfelmacher -20,264, $405.

(2)
In 2009, we discontinued our prior practice of making annual grants of options to purchase our common stock to our directors. Consistent with that change, no awards of options to purchase common stock were made to our directors in 2014. The aggregate number of shares of our common stock underlying options held by each of the non-employee directors on December 31, 2014 were as follows: Messrs. Beebe, Knoepfelmacher and Rego Barros - 0; Mr. Guthrie - 19,700; Ms. Katz and Messrs. Herington and Risner - 63,500; and Mr. Parra - 17,100.

(3)	As of December 31, 2014, Mr. Herington held approximately 22,676 deferred share units under that plan that were granted in lieu of director fees earned in 2008, 2009, 2010, 2011, 2012 and 2013.

Outside Directors Deferral Plan. The Company maintains the NII Holdings, Inc. Outside Directors Deferral Plan, which we refer to as the Director Deferral Plan. The Director Deferral Plan allows our non-employee directors to elect to defer 0%, 50% or 100% of his or her annual retainer and committee fees with the amount deferred by a participant attributed to a hypothetical account and treated as if it is invested in deferred stock units with the value of those units linked to the value of our common stock. Payments out of the participating director’s hypothetical account are made in shares of the Company’s common stock, except that any fractional share is paid in cash. The Company may also elect to make the payment in a lump sum in cash in an amount equal to the value of the deferred stock units credited to the participating director’s hypothetical account. Shares are issued under and governed in accordance with the 2012 Plan. A participating director’s account is payable to the participating director on the first day of the month following his termination of service on the Board. None of our non-employee directors currently participate in our Director Deferral Plan and the Director Deferral Plan is not available for 2015.

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

On December 5, 2014, the Company granted a waiver under the stock ownership guidelines for the sale of common stock by a non-employee director who had previously attained his required stock ownership level. There were no other dispositions of Company common stock during 2014 and as of December 31, 2014, each of the non-employee directors were in compliance with the guidelines. Mr. Shindler is covered by the employee stock ownership guidelines, and as chief executive officer, he is expected to hold equity equivalent to five times his base salary.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer of us or any of our subsidiaries. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014, with respect to the 2012 Plan, the equity compensation plan under which shares of our common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	6,034,151	26.57	23,824,039	(2)
Total	6,034,151		23,824,039
(1) Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights, and shares subject to an outstanding but unvested restricted stock or restricted stock unit award.
(2) The 2012 Plan permits the grant of one or more of the following awards: options, restricted stock, restricted stock units and cash-based incentives. The number of shares authorized to be issued under the 2012 Plan will be reduced by one share of common stock for each share of common stock issued pursuant to a stock option and by one and one-half shares of common stock for each share of common stock issued pursuant to all other equity-based awards. As of December 31, 2014, common stock reserved for future issuance does not include 2,386,673 restricted stock units that were issued in 2012, 2013 and 2014 that, if settled in shares of common stock, would reduce the shares available for grant under our 2012 Plan by 3,580,009 shares.

Securities Ownership of Directors and Management

In the table and the related footnotes below, we list the amount and percentage of shares of our common stock that are deemed under the rules of the Securities and Exchange Commission to be beneficially owned on February 28, 2015 by:

•	each person who served as one of our directors as of that date;

•	each of the named executive officers; and

•	all directors and executive officers as a group.

	Shares Covered by
Name of Beneficial Owner	Shares Owned and Vested Options (1)	Options to Vest (2)	Restricted Stock to Vest (3)	Percent of Class (4)
Salvador Alvarez	-	-	-	*
Kevin L. Beebe	38,543	-	-	*
Gary D. Begeman	489,420	-	-	*
Juan R. Figuereo	70,439	-	-	*
Donald Guthrie	64,522	-	-	*
Gokul V. Hemmady	581,467	-	-	*
Charles M. Herington(5)	93,322	-	-	*
Carolyn F. Katz	124,322	-	-	*
Ricardo Knoepfelmacher	4,113	-	-	*
Rosendo G. Parra	41,922	-	-	*
Paulino do Rego Barros, Jr.	7,073	-	-	*
John W. Risner	74,573	-	-	*
Steven M. Shindler	1,209,855	-	-	*
All directors and executive officers as a group (15 persons)	2,982,527			1.73%
*    Indicates ownership of less than 1%.

(1)
Includes common stock currently owned, deferred share units and exercisable options, including those options with an exercise price that is greater than the trading price of our common stock on February 28, 2015. This column does not include shares covered by options and restricted stock that vest within 60 days of February 28, 2015, which are reflected in the second and third columns in the table. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to beneficially owned shares of stock. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Shares beneficially owned as a result of the right to acquire beneficial ownership within 60 days are reflected in the second and third columns of the table.

(2)	Indicates shares that may be acquired upon the exercise of stock options exercisable on or within 60 days of February 28, 2015.

(3)	Indicates shares of restricted common stock that are scheduled to vest on or within 60 days of February 28, 2015.

(4)	Based on the total amount of shares reflected in columns one through three and 172,363,259 shares of common stock issued and outstanding on February 28, 2015.

(5)	Includes 22,677 deferred share units granted in lieu of cash compensation pursuant to the Company’s Outside Director Deferral Plan.

Securities Ownership of Principal Stockholders

There is no person or group, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known by us to be the beneficial owner of more than 5% of our outstanding common stock as of February 28, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

In accordance with our Corporate Governance Guidelines, a majority of our Board must be independent as defined by the NASDAQ listing rules and the Securities Exchange Act of 1934, as amended. On February 11, 2015, the Board determined that the following eight of its nine current members (89%) are independent: Kevin L. Beebe, Donald Guthrie, Charles M. Herington, Carolyn F. Katz, Ricardo Knoepfelmacher, Rosendo G. Parra, Paulino do Rego Barros, Jr. and John W. Risner. In making that determination, the Board considered the relationships described below in “Certain Relationships and Related Transactions.” The Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are comprised entirely of independent directors.

Certain Relationships and Related Transactions

Our Corporate Governance Guidelines require that the Audit Committee review and approve or ratify transactions involving the Company and related persons (such as the Company’s officers, directors, family members of the officers and directors and other related parties). In determining whether to approve or ratify a related party transaction, the Audit Committee evaluates whether the transaction is in the best interests of the Company taking into consideration all relevant factors, including as applicable the Company’s business rationale for entering into the transaction and the fairness of the transaction to the Company. The Audit Committee generally seeks to consider and approve these transactions in advance where practicable, but may also ratify them after the transactions are entered into, particularly in instances where the transactions are entered into in the ordinary course of business or if the transaction is on terms that are consistent with a policy previously approved by the Audit Committee or the Board. In instances where the transaction is subject to renewal or if the Company has the right to terminate the relationship, the Audit Committee expects to periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

Currently, the only related person transaction is the transaction described below.

Transaction	Description of Relationship; Audit Committee Determination
Equifax, Inc.
In accordance with our Corporate Governance Guidelines, the Audit Committee has continued to monitor the Company’s relationship with Equifax, Inc., which provided customer credit evaluation services to the Company during 2014.

As of December, 31, 2014, Paulino do Rego Barros, Jr., a member of the Board, serves as president, international of Equifax.

The Audit Committee has continued to monitor the Company’s relationship with Equifax and its affiliates to ensure there were no changed circumstances that would render it advisable for the Company to amend or terminate the transaction. The Company made payments of approximately $2,000,000 to Equifax and its affiliates for the services provided in 2014, excluding any payments made by Nextel Chile, which was sold in August 2014. In February 2015, the Board determined, upon review, that the transaction continued to be in the best interest of the Company and ratified the transaction.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

KPMG LLP audited our consolidated financial statements for the fiscal year ended December 31, 2014 and PricewaterhouseCoopers LLP audited our consolidated financial statements for the fiscal year ended December 31, 2013. The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm for the years ended December 31, 2014 and December 31, 2013.

	KPMG	PwC
	2014	2013
Audit Fees(1)	$9,609,173	$9,766,035
Audit-Related Fees(2)	$—	$31,304
Tax Fees(3)	$39,890	$202,373
All Other Fees(4)	$—	$210,102
TOTAL	$9,649,063	$10,209,814
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
(3) Tax fees consist of those fees billed for professional services for tax compliance, tax advice, tax planning, transfer pricing and expatriate tax services.
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

Requests or applications to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent registered public accounting firm and our controller, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. For the years ended December 31, 2014 and December 31, 2013, all services provided by our independent registered public accounting firms were pre-approved in accordance with the Audit Committee policy described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. Consolidated financial statements and reports of independent registered public accounting firms filed as part of this report are listed below:

(2)
Financial Statement Schedules. The following financial statement schedules are filed as part of this report. Schedules other than the schedules listed below are omitted because they are either not required or not applicable.

Page
Schedule I — Condensed Financial Information of Registrant	F-51
Schedule II — Valuation and Qualifying Accounts	F-55

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ ESTEBAN NARANJO
Esteban Naranjo Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
March 10, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2015.

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
John W. Risner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NII Holdings, Inc. (Debtor-In-Possession):
We have audited the accompanying consolidated balance sheet of NII Holdings, Inc. (Debtor-In-Possession) and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NII Holdings, Inc. (Debtor-In-Possession) and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NII Holdings, Inc.’s (Debtor-In-Possession) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NII Holdings, Inc. (Debtor-in-Possession):

We have audited NII Holdings, Inc.’s (Debtor-in-Possession) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NII Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified at the Company’s reportable segment in Brazil (Nextel Brazil) related to the failure to establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities, and monitoring activities are aligned with the Company’s financial reporting objectives. Further, Nextel Brazil did not maintain effective operation of process level controls, including reconciliation and management review controls. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of NII Holdings, Inc. (Debtor-in-Possession) and subsidiaries as of December 31, 2014 and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 10, 2015, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, NII Holdings, Inc. (Debtor-in-Possession) has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)..

/s/ KPMG LLP
McLean, Virginia
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of NII Holdings, Inc. (Debtor-in-Possession) and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements appearing under Item 15 of the Company's 2013 annual report on Form 10-K (not presented herein), the Company projected that it was likely that it would not be able to comply with certain debt covenants throughout 2014. This condition and its impact on the Company’s liquidity raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1 to the consolidated financial statements appearing under Item 15 of the Company's 2013 annual report on Form 10-K (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2014, except for the effects of discontinued operations discussed in Note 5 to the consolidated financial statements, as to which the date is March 10, 2015

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$573,600	$1,730,335
Short-term investments	153,612	585,760
Accounts receivable, net of allowance for doubtful accounts of $55,015 and $54,531	398,678	511,406
Handset and accessory inventory	207,633	336,620
Deferred income taxes, net	50,692	127,395
Prepaid expenses and other	329,197	397,574
Assets related to discontinued operations	—	59,096
Total current assets	1,713,412	3,748,186
Property, plant and equipment, net	2,432,933	3,337,545
Intangible assets, net	822,124	980,369
Deferred income taxes, net	5,767	26,713
Other assets	456,355	477,306
Assets related to discontinued operations	—	109,835
Total assets	$5,430,591	$8,679,954
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$279,804	$346,128
Accrued expenses and other	562,988	959,059
Deferred revenues	89,019	127,782
Current portion of long-term debt	777,569	96,839
Deposits related to 2013 sale of towers	—	720,013
Liabilities related to discontinued operations	—	36,769
Total current liabilities	1,709,380	2,286,590
Long-term debt	734,823	5,696,632
Deferred income tax liabilities	58,088	108,991
Other long-term liabilities	299,571	227,028
Liabilities related to discontinued operations	—	5,326
Total liabilities not subject to compromise	2,801,862	8,324,567
Liabilities subject to compromise (Note 2)	4,593,493	—
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2014 and 2013, no shares issued or outstanding — 2014 and 2013	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2014 and 2013, 172,363 shares issued and outstanding — 2014, 172,105 shares issued and outstanding — 2013	172	172
Paid-in capital	1,517,081	1,504,258
Accumulated deficit	(2,150,664)	(192,966)
Accumulated other comprehensive loss	(1,331,353)	(956,077)
Total stockholders’ (deficit) equity	(1,964,764)	355,387
Total liabilities and stockholders’ (deficit) equity	$5,430,591	$8,679,954

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating revenues
Service and other revenues	$3,447,167	$4,517,154	$5,424,766
Handset and accessory revenues	241,553	194,413	268,469
	3,688,720	4,711,567	5,693,235
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	1,308,835	1,392,140	1,509,543
Cost of handsets and accessories	973,491	884,789	792,466
Selling, general and administrative	1,699,058	1,941,773	2,261,922
Impairment and restructuring charges	220,742	168,543	30,401
Gain on sale of towers, net (Note 9)	(74,631)	—	—
Depreciation	592,056	629,606	558,224
Amortization	80,649	63,321	46,937
	4,800,200	5,080,172	5,199,493
Operating (loss) income	(1,111,480)	(368,605)	493,742
Other (expense) income
Interest expense, net	(449,345)	(526,530)	(359,795)
Interest income	66,425	43,327	33,785
Foreign currency transaction losses, net	(130,499)	(123,369)	(63,330)
Other expense, net	(6,721)	(12,859)	(28,097)
	(520,140)	(619,431)	(417,437)
(Loss) income from continuing operations before reorganization items and income tax provision	(1,631,620)	(988,036)	76,305
Reorganization items (Note 2)	(71,601)	—	—
Income tax provision (Note 13)	(74,091)	(446,052)	(158,144)
Net loss from continuing operations	(1,777,312)	(1,434,088)	(81,839)
Loss from discontinued operations, net of income taxes (Note 5)	(180,386)	(215,511)	(683,410)
Net loss	$(1,957,698)	$(1,649,599)	$(765,249)

Net loss from continuing operations per common share, basic and diluted	$(10.31)	$(8.34)	$(0.48)
Net loss from discontinued operations per common share, basic and diluted	(1.05)	(1.26)	(3.98)
Net loss per common share, basic and diluted	$(11.36)	$(9.60)	$(4.46)

Weighted average number of common shares outstanding, basic and diluted	172,283	171,912	171,499

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(340,847)	$(334,893)	$(97,589)
Reclassification adjustment for sale of Nextel Chile (Note 5)	(33,885)	—	—
Other	(544)	2,257	(1,802)
Other comprehensive loss	(375,276)	(332,636)	(99,391)
Net loss	(1,957,698)	(1,649,599)	(765,249)
Total comprehensive loss	$(2,332,974)	$(1,982,235)	$(864,640)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2012	171,177	$171	$1,440,079	$2,221,882	$(524,050)	$3,138,082
Net loss	—	—	—	(765,249)	—	(765,249)
Other comprehensive loss	—	—	—	—	(99,391)	(99,391)
Purchase of convertible notes	—	—	(526)	—	—	(526)
Share-based compensation activity	476	—	43,533	—	—	43,533
Balance, December 31, 2012	171,653	171	1,483,086	1,456,633	(623,441)	2,316,449
Net loss	—	—	—	(1,649,599)	—	(1,649,599)
Other comprehensive loss	—	—	—	—	(332,636)	(332,636)
Share-based compensation activity	452	1	21,172	—	—	21,173
Balance, December 31, 2013	172,105	172	1,504,258	(192,966)	(956,077)	355,387
Net loss	—	—	—	(1,957,698)	—	(1,957,698)
Other comprehensive loss	—	—	—	—	(375,276)	(375,276)
Share-based compensation activity	258	—	12,823	—	—	12,823
Balance, December 31, 2014	172,363	$172	$1,517,081	$(2,150,664)	$(1,331,353)	$(1,964,764)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,957,698)	$(1,649,599)	$(765,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	180,386	215,511	683,410
Reorganization items	54,851	—	—
Amortization of debt discount and financing costs	16,816	31,283	21,598
Depreciation and amortization	672,705	692,927	605,161
Provision for doubtful accounts	114,784	111,460	214,454
Provision for inventory obsolescence	40,768	56,077	1,470
Foreign currency transaction losses, net	130,499	123,369	63,330
Impairment charges, restructuring charges and losses on disposal of fixed assets	176,577	149,227	38,535
Gain on sale of towers	(74,631)	—	—
Deferred income tax provision (benefit)	48,453	382,070	(17,877)
Share-based compensation expense	13,845	27,255	40,430
Other, net	(5,002)	(11,537)	30,981
Changes in assets and liabilities:
Accounts receivable	(52,706)	(29,458)	(83,946)
Handset and accessory inventory	57,465	(112,919)	(48,705)
Prepaid expenses and other	(66,218)	(24,495)	(239,876)
Other long-term assets	(166,366)	(52,875)	(99,862)
Accounts payable, accrued expenses and other	249,339	63,386	119,865
Total operating cash (used in) provided by continuing operations	(566,133)	(28,318)	563,719
Total operating cash used in discontinued operations	(62,583)	(164,133)	(210,536)
Net cash (used in) provided by operating activities	(628,716)	(192,451)	353,183
Cash flows from investing activities:
Capital expenditures	(612,161)	(620,895)	(953,882)
Purchase of investments	(1,637,913)	(2,360,529)	(1,678,918)
Proceeds from sales of investments	2,092,459	1,942,886	1,813,783
(Payments) proceeds related to 2013 sale of towers, net	(39,618)	721,404	—
Change in restricted cash and escrow accounts	(137,827)	(39,436)	(4,087)
Proceeds from sale of corporate aircraft	32,390	—	—
Purchase of licenses and other	(30,870)	(52,859)	(99,167)
Total investing cash used in continuing operations	(333,540)	(409,429)	(922,271)
Total investing cash (used in) provided by discontinued operations	(13,998)	231,817	(132,889)
Net cash used in investing activities	(347,538)	(177,612)	(1,055,160)
Cash flows from financing activities:
Borrowings under equipment financing facilities and other	14,590	145,122	446,546
Proceeds from issuance of senior notes	—	1,600,000	—
Repayments and purchases of convertible notes	—	—	(212,782)
Repayments under bank loans, capital leases and other borrowings	(142,230)	(787,572)	(352,048)
Other, net	(632)	(27,994)	(46,001)
Total financing cash (used in) provided by continuing operations	(128,272)	929,556	(164,285)
Total financing cash used in discontinued operations	—	(152,965)	(74,010)
Net cash (used in) provided by financing activities	(128,272)	776,591	(238,295)
Effect of exchange rate changes on cash and cash equivalents	(55,657)	(56,236)	844
Change in cash and cash equivalents related to discontinued operations	3,448	15,090	22,226
Net (decrease) increase in cash and cash equivalents	(1,156,735)	365,382	(917,202)
Cash and cash equivalents, beginning of year	1,730,335	1,364,953	2,282,155
Cash and cash equivalents, end of year	$573,600	$1,730,335	$1,364,953
The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations
We provide wireless communication services under the NextelTM brand. Historically, our services were targeted to meet the needs of business customers and individuals who used our services to meet both professional and personal needs. With the deployment of our wideband code division multiple access, or WCDMA, networks in our markets, our target market has expanded to include both business subscribers and consumers who exhibit above average usage, revenue and loyalty characteristics and who we believe will be attracted to the services and attractive pricing plans we offer, the quality of and data speeds provided by our WCDMA networks and the quality of our customer service.
We provide our services through operating companies located in Brazil, Mexico and Argentina, with our principal operations located in major business centers and related transportation corridors of these countries. We provide services in major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA networks in Brazil and Mexico serve these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. We also utilize roaming arrangements to expand the geographic coverage of our WCDMA-based services in Brazil and Mexico.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide mobile services on our 800 megahertz, or MHz, spectrum holdings in all of our markets. Our next generation networks utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. We also offer long-term evolution, or LTE, services in Rio de Janeiro in Brazil and in certain cities in Mexico. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
The services we currently offer include:

•	mobile telephone voice service;

•	wireless data services, including text messaging services, mobile internet services and email services;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide ranging set of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services outside of our coverage areas.
The deployment and expansion of our WCDMA networks in Brazil and Mexico enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. These WCDMA networks also support our unique push-to-talk services that provide differentiation from our competitors' offerings. In the third quarter of 2013, our WCDMA network reached geographic coverage parity with our iDEN network in Mexico, and in Brazil we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro. In the second quarter of 2014, we launched LTE services in Rio de Janeiro, and during the fourth quarter of 2014, we began offering similar LTE services in certain cities in Mexico. We also offer service on our iDEN network in Argentina and continue to provide services on our iDEN networks in Brazil and Mexico.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Chapter 11 Filing

Overview.
On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and Nextel International Telecom, S.C.A, or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.

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

On November 24, 2014, certain of the holders of the senior notes issued by NII Capital Corp. and NIIT, certain other creditors and the official committee of unsecured creditors appointed in the Chapter 11 cases, which we refer to as the Committee, reached agreement regarding the terms of a plan of reorganization, which we refer to as the Original Plan, and the debtors, consenting parties and the Committee entered into a plan support agreement, which we refer to as the Original PSA, that governed the respective parties' obligations in connection with the formulation and filing of, and the solicitation of votes with respect to, the Original Plan. The Original Plan and a related disclosure statement were filed with the Bankruptcy Court on December 22, 2014. As described below, on January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T, Inc., or AT&T, for the sale of our Mexico operations, which we refer to as Nextel Mexico. The agreement to sell Nextel Mexico is inconsistent with the terms of the Original PSA and the Original Plan, and as a result, NII Holdings, Inc. exercised its right to terminate the Original PSA.

On March 5, 2015, certain of the debtors, holders of approximately $1.93 billion, or 70%, of the senior notes issued by NII Capital Corp. and approximately $1.15 billion, or 72%, of the senior notes issued by NIIT, which we refer to collectively as the Consenting Creditors, and the Committee reached agreement regarding the terms of a revised plan of reorganization, which we refer to as the Revised Plan, that takes into account the impact of, and is contingent upon, the sale of Nextel Mexico. Certain debtors, the Consenting Creditors and the Committee entered into a Revised PSA that governs the respective parties' obligations in connection with the formulation, filing and solicitation of votes with respect to the Revised PSA. The Revised Plan will provide for, among other things, the distribution of a portion of the net proceeds of the sale of Nextel Mexico to holders of the senior notes issued by NII Capital Corp. and NIIT and for the conversion of the remaining balance of these senior notes into equity interests in the reorganized company. The Revised Plan will also include a settlement of certain estate claims and claims related to the purported release of certain guarantees of our NII Capital Corp. senior notes due 2016 and 2019. The terms of the Revised PSA do not provide for any return of value to equity holders. In addition, the Revised PSA requires, among other things, (i) the plan proponents to file and solicit votes on the Revised Plan; (ii) the consenting parties to vote in favor of and otherwise support the Revised Plan; and (iii) the parties thereto to use commercially reasonable efforts to obtain confirmation of the Revised Plan and consummate the transactions contemplated under the plan term sheet that is part of the Revised PSA. The Revised PSA may be terminated under various circumstances, including if the Revised Plan is not confirmed or is not confirmed by specified dates.

The Revised PSA also contemplates that certain of our creditors will provide up to $350.0 million in bridge loan financing while our Chapter 11 case is pending that would remain outstanding in order to provide us with the additional liquidity necessary to fund our business plan until the sale of Nextel Mexico is completed.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The circumstances leading to our decision

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to seek relief under Chapter 11 and their impact on our business, including on our liquidity and the uncertainties associated with the Chapter 11 process, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. See Note 9 for more information on financial covenants. These consolidated financial statements do not include any adjustments that might result from the outcome of any of the uncertainties described herein.

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

We report interest expense incurred subsequent to our Chapter 11 filing date only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms, if any, has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. As a result, we have not accrued interest that we believe is not probable of being treated as an allowed claim in the Chapter 11 cases. As a result, during the year ended December 31, 2014, we did not accrue interest aggregating $119.6 million on our NII Capital Corp. and NIIT senior notes subsequent to our Chapter 11 filing date.

As of December 31, 2014, we classified the entire principal balance of our NII Capital Corp. and NIIT senior notes, as well as interest that was accrued and due but unpaid prior to our Chapter 11 filing date, as liabilities subject to compromise in accordance with the requirements of reorganization accounting since these notes are obligations of the debtors. The components of our liabilities subject to compromise are as follows (in thousands):

December 31, 2014
7.625% Capital Corp. senior notes due 2021	$1,450,000
8.875% Capital Corp. senior notes due 2019	500,000
10.0% Capital Corp. senior notes due 2016	800,000
7.875% NII International Telecom S.C.A. senior notes due 2019	700,000
11.375% NII International Telecom S.C.A. senior notes due 2019	900,000
Total debt subject to compromise	4,350,000
Accrued interest on debt subject to compromise	203,010
Accounts payable	3,644
Accrued expenses and other	36,839
Total liabilities subject to compromise	$4,593,493

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items.

We classify all income, expenses, gains or losses that are incurred or realized as a result of the commencement of the Chapter 11 cases as reorganization items in our consolidated statements of comprehensive loss. In addition, we report professional fees and related costs associated with and incurred during the Chapter 11 cases as reorganization items. We also reclassify interest income earned by the debtors that would not have been earned but for our Chapter 11 filing as reorganization items. During 2014, we wrote off $8.6 million in net unamortized discounts and premiums, as well as $48.2 million in unamortized financing costs related to all series of our NII Capital Corp. and NIIT senior notes, both of which are included as reorganization items in our consolidated statements of comprehensive loss. We also recognized $14.8 million in professional fees and other costs related to our Chapter 11 filing as reorganization items in our consolidated statements of comprehensive loss for the year ended December 31, 2014.

In accordance with the requirements of reorganization accounting, the following are condensed combined financial statements of the debtor entities:

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED BALANCE SHEET (in thousands)

December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$321,690
Short-term intercompany receivables	127,215
Accounts receivable, prepaid expenses and other	16,584
Total current assets	465,489
Property, plant and equipment, net	48,167
Intangible assets, net	18,000
Investments in and advances to non-debtor subsidiaries	423,163
Long-term intercompany receivables	1,712,199
Other assets	1,339
Total assets	$2,668,357
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$1,996
Accrued expenses and other	20,257
Total current liabilities	22,253
Other long-term liabilities	4,805
Total liabilities not subject to compromise	27,058
Liabilities subject to compromise	4,593,493
Intercompany liabilities subject to compromise	12,570
Total liabilities	4,633,121
Total stockholders’ deficit	(1,964,764)
Total liabilities and stockholders’ deficit	$2,668,357
_______________________________________

(1)
The condensed combined balance sheet above includes those subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code as of December 31, 2014. These debtor subsidiaries consisted of: Nextel International Services, Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; and NII Mercosur, LLC.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED STATEMENT OF COMPREHENSIVE LOSS (in thousands)

Year Ended December 31,
2014

Operating revenues	$351
Operating expenses
Selling, general and administrative	148,538
Impairment and restructuring charges	63,393
Management fee and other	(49,010)
Depreciation and amortization	19,309
182,230
Operating loss	(181,879)
Other expense
Interest expense, net	(287,630)
Intercompany interest expense	(50)
Interest income	900
Intercompany interest income	34,507
Equity in losses of non-debtor subsidiaries	(1,460,247)
Other income, net	8,302
(1,704,218)
Loss before reorganization items and income tax provision	(1,886,097)
Reorganization items	(71,601)
Income tax provision	—
Net loss	$(1,957,698)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(340,847)
Reclassification adjustment for sale of Nextel Chile	(33,885)
Other	(544)
Other comprehensive loss	(375,276)
Net loss	(1,957,698)
Total comprehensive loss	$(2,332,974)
_______________________________________

(1)
The condensed combined statement of comprehensive loss above includes those subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code as of December 31, 2014. These debtor subsidiaries consisted of: Nextel International Services, Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; and NII Mercosur, LLC.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED STATEMENT OF CASH FLOWS (in thousands)

Year Ended December 31,
2014

Cash flows from operating activities:
Net loss	$(1,957,698)
Adjustments to reconcile net loss to net cash used in operating activities	1,606,769
Net cash used in operating activities	(350,929)
Cash flows from investing activities:
Capital expenditures	(7,012)
Proceeds from sales of fixed assets	32,390
Proceeds from sales of investments	198,007
Intercompany long-term loans	(542,000)
Investments in and advances to non-debtor subsidiaries	(124,532)
Changes in restricted cash	25,300
Net cash used in investing activities	(417,847)
Cash flows from financing activities:
Repayments under capital lease and other	(42,414)
Other, net	(396)
Net cash used in financing activities	(42,810)
Net decrease in cash and cash equivalents	(811,586)
Cash and cash equivalents, beginning of year	1,133,276
Cash and cash equivalents, end of year	$321,690
_______________________________________

(1)
The condensed combined statement of cash flows above includes those subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code as of December 31, 2014. These debtor subsidiaries consisted of: Nextel International Services, Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; and NII Mercosur, LLC.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies
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
Concentrations of Risk.  All of our revenues are generated from our operations located in Brazil, Mexico and Argentina. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2014 and 2013, $4.7 billion and $6.4 billion, respectively, of our assets were owned by Nextel Brazil and Nextel Mexico. Political, financial and economic developments in Brazil and Mexico could impact the recoverability of our assets.
Motorola Solutions is the primary supplier for iDEN network equipment, and Motorola Mobility is the primary supplier of iDEN handsets. We expect to continue to rely on Motorola Solutions and Motorola Mobility for iDEN network equipment and handsets. The recent significant reduction in demand for iDEN network equipment and handsets may make it uneconomical for Motorola Solutions to continue to provide the same level of ongoing support for our iDEN networks and could also affect Motorola Mobility's ability or willingness to provide iDEN handsets. As a result, we may not be able to adequately service our existing iDEN subscribers or attract new iDEN subscribers. The impact of this transition is particularly significant in Argentina where we do not currently hold spectrum that supports the deployment of a WCDMA or LTE network.
Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments in U.S. treasury securities, investments in corporate bonds and certain investments made by Nextel Brazil and Nextel Argentina. See Note 10 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk subscribers, we require a subscriber deposit. We routinely assess the credit worthiness of our subscribers and maintain allowances for probable losses, where necessary.
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
In general, monetary assets and liabilities held by our operating subsidiaries that are denominated in U.S. dollars give rise to realized and unrealized foreign currency transaction gains and losses, which we record in the consolidated statement of comprehensive loss as foreign currency transaction losses, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil are of a long-term investment nature.
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
Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and other similarly structured funds. As of December 31, 2014 and 2013, we had $200.3 million and $738.9 million, respectively, in time deposits.
Short-Term Investments.  We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. We

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of comprehensive loss. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 10 for additional information.
Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of handsets and accessories. Inventory cost includes amounts associated with non-income based taxes.
We analyze the net realizable value and replacement cost of handset and accessory inventory on a periodic basis. This analysis includes an assessment of the obsolescence of individual devices, our sales forecasts and other factors. For the years ended December 31, 2014, 2013 and 2012, we recorded losses related to inventory obsolescence of $40.8 million, $70.2 million and $1.5 million, respectively, which included $14.1 million in 2013 related to expected losses on firm purchase commitments.
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
We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We include depreciation expense on our capital leases in accumulated depreciation. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.
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
During the fourth quarter of 2013, we reviewed the useful lives of our communication towers and determined that the useful lives of some of these towers should be increased to 30 years compared to the 10- or 15-year useful lives over which we were previously depreciating these sites. As a result of this change in useful lives, our depreciation expense decreased by approximately $80.0 million in 2014.
Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our communication towers and network equipment from leased sites. We recognize an asset retirement obligation, and the associated asset retirement cost, in the period in which it is incurred at fair value computed using discounted cash flow techniques. The liability is then accreted over time until the obligation is settled and the asset retirement cost is depreciated over the useful life of the related assets.
We make adjustments for changes to either the timing or amount of the estimated future settlement obligation in the period incurred. We recognize increases in the present value of the asset retirement obligations as an additional liability and add this amount to the carrying amount of the associated asset retirement cost. We record decreases as a reduction in both the recorded liability and the carrying amount of the associated asset retirement cost. To the extent that the decrease in the recorded liability exceeds the carrying amount of the associated asset retirement cost, we record the excess as a component of operating income. For the year ended December 31, 2013, we recorded a $75.9 million reduction to our asset retirement obligations as the result of a change in the timing and amount of estimated future settlements, of which $48.3 million represented the amount of the liability that was in excess of the carrying amount of the associated asset retirement cost.
As of December 31, 2014 and 2013, our asset retirement obligations were as follows (in thousands):

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013
Balance, January 1	$49,879	$102,465
New asset retirement obligations	8,718	18,292
Change in assumptions	(2,096)	(75,900)
Accretion	6,531	17,171
Settlement of asset retirement obligations	(9,844)	323
Foreign currency translation and other	(9,650)	(12,472)
Balance, December 31	$43,538	$49,879
Derivative Financial Instruments.  We enter into derivative transactions for risk management purposes only. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of December 31, 2014 and 2013, the values of our derivative instruments were not material.
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
Intangible Assets.  Substantially all of our intangible assets are wireless telecommunications licenses. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize licenses acquired after our emergence from reorganization in 2002 over their estimated useful lives of 3 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 10 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects. However, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Our licenses in Mexico give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only commercially available technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies using 800 MHz spectrum in Mexico may be limited. In light of these uncertainties, we classify our licenses as definite lived intangible assets.
Revenue Recognition.  Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation.
Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, where applicable, variable charges for airtime usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA networks, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize service revenue as service is provided. We recognize handset revenue when title and risk of loss passes to the customer.
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

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the years ended December 31, 2014, 2013 and 2012, we had $120.6 million, $166.0 million and $211.5 million, respectively, in revenue-based taxes and other excise taxes.
Accounts Receivable. Accounts receivable represents amounts due from subscribers, net of an allowance for doubtful accounts, and includes amounts that have been billed to customers and amounts that have not yet been billed. Trade accounts receivable consists of fixed monthly charges, as well as charges for excess and roaming minutes used in arrears.
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
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $146.9 million, $142.5 million and $159.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation.  We measure and recognize compensation expense for all stock-based compensation awards based on estimated fair values. We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for stock compensation. Under the guidance, stock compensation expense is measured at the grant date, based on the estimated fair value of the award when settled in shares, and is recognized, net of estimated forfeitures, over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Our stock options and restricted shares generally vest thirty-three percent per year over a three-year period. See Note 14 for more information.
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
As presented for the years ended December 31, 2014, 2013 and 2012, our calculation of diluted net loss per common share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans. In addition, for the years ended December 31, 2014, 2013 and 2012, we did not include 5.4 million, 10.8 million or 16.8 million stock options, respectively, and 0.9 million, 2.8 million or 2.0 million in restricted stock, respectively, in our calculation of diluted net loss per common share because their effect would have been antidilutive to our net loss per common share for those periods.
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

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.    Impairment and Restructuring Charges

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
Although we plan to continue to support our operations in Argentina, we are also exploring various strategic options for this market, such as partnerships, service arrangements and asset sales, to maximize the value of Nextel Argentina and generate additional liquidity. As a result of the review of our long-lived assets and our exploration of strategic options for Nextel Argentina in 2014, we determined that the carrying value of Nextel Argentina's asset group, which includes all of the operating assets and liabilities held by our Argentine segment, was not recoverable. Accordingly, we recorded a non-cash asset impairment charge of $84.7 million to reduce the carrying amount of the asset group to its estimated fair value. We estimated the fair value of Nextel Argentina's asset group using assumed proceeds from a potential disposition, which is a Level 3 input within the fair value hierarchy under the FASB's authoritative guidance on fair value measurements. During 2014, we also tested the long-lived assets in our Nextel Brazil and Nextel Mexico segments for recoverability and, based on our estimates of undiscounted cash flows, determined the carrying values to be recoverable. Our estimates of undiscounted cash flows for each asset group exceeded the carrying value of the respective asset groups.
In 2014, we evaluated strategic options for the next generation of our push-to-talk services and determined that, for one of these options, further development was no longer probable. As a result, we recognized a $47.9 million asset impairment charge, $5.1 million of which was recognized by Nextel Mexico and the remainder of which was recognized at the corporate level.
We recognized a $6.4 million asset impairment charge at the corporate level related to the sale of our corporate aircraft in 2014.
During 2014, we also recognized $25.5 million in asset impairment charges, the majority of which related to the shutdown or abandonment of approximately 300 transmitter and receiver sites in Brazil and Mexico and about 50 retail store closures in Brazil related to the realignment of our distribution channels.
In 2013, we discontinued the use of software previously developed to support our customer relationship management systems. As a result of this evaluation, in the first quarter of 2013, we recognized an asset impairment charge of $85.3 million related to the discontinuation of this software, of which $76.3 million was recognized at the corporate level and $9.0 million was recognized by Nextel Mexico.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized a $5.9 million asset impairment at the corporate level in 2013 related to the discontinuation of the development of certain network features.

During 2012, we recognized $22.8 million in asset impairment charges, the majority of which related to the write-off of certain information technology projects at the corporate level.

Restructuring Charges.

During 2014, we recognized $48.4 million in severance and related costs as a result of the termination of employees at the corporate level and in our markets. These actions included the separation of:

•	approximately 85 employees at the corporate level, all of whom were severed in the second quarter of 2014;

•	approximately 800 employees in Brazil, all of whom were severed in the third quarter of 2014;

•	approximately 1,170 employees in Mexico, 800 of whom were severed in the second quarter of 2014 and the remainder of whom were severed in the third quarter of 2014; and

•	about 20 employees in Argentina, all of whom were severed in the second half of 2014.
We terminated these employees in an effort to streamline our organizational structure and reduce general and administrative expenses.
In 2009, we outsourced our network operations to a third party. During 2013, we restructured and amended this agreement, reduced the scope of the services provided, added terms to facilitate the transition of those services to us and established the terms on which further transitions of services and the termination of the arrangements could be implemented in each of our markets. Under the outsourcing agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of this restructuring, we recognized a non-cash charge of $38.2 million relating to the write-off of the remainder of the prepayment during 2013. In 2014, we settled certain refund claims related to this outsourcing agreement, which resulted in a restructuring benefit of $3.2 million.
During 2014, we recognized a $4.5 million charge related to the cessation of our utilization of certain network services in Brazil.
In 2013, we recognized $30.1 million in restructuring charges, the majority of which was related to the separation of approximately 800 employees at the corporate level and in Mexico, in connection with an organizational realignment plan that we designed to simplify the roles and responsibilities of both our headquarters and market organizations and to reduce general and administrative expenses.

During 2013, we recognized $6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings.

During 2012, we recognized $7.6 million in restructuring charges at the corporate level, primarily related to the separation of approximately 50 employees in conjunction with certain actions taken to realign resources and roles between our corporate headquarters and operating segments.

Total impairment and restructuring charges for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013	2012
Brazil	$41,492	$24,515	$2,437
Mexico	26,256	39,057	439
Argentina	89,601	7,908	73
Corporate	63,393	97,063	27,452
Total impairment and restructuring charges	$220,742	$168,543	$30,401
As of December 31, 2014, the total of our accrued restructuring charges that we expect to pay in 2015 were as follows (in thousands):

Balance, January 1, 2014	$15,410
Restructuring charges	56,260
Cash payments	(63,420)
Balance, December 31, 2014	$8,250

5.    Discontinued Operations

Impairment and Sale of Nextel Chile. In the second quarter of 2014, we determined that the carrying value of Nextel Chile's assets was not recoverable. As a result, we recognized a non-cash impairment charge of $127.5 million to impair the carrying amount of Nextel Chile's assets. We estimated the fair value of Nextel Chile's assets using short-term projections of cash flows, as well as assumed proceeds from a potential disposition of some or all of the assets. The impairment charge we recognized in the second quarter of 2014 reduced the carrying value of Nextel Chile's net assets to a nominal amount and is included as a component of operating expenses for the year ended December 31, 2014 in the table below.

In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A. for a de minimus amount. During the third quarter of 2014, we recognized a $32.7 million gain on the disposal of Nextel Chile, which included the reclassification of accumulated other comprehensive income related to Nextel Chile's cumulative translation adjustment to loss from discontinued operations in connection with this sale.

Sale of Nextel Peru. In August 2013, we, together with our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel, for $405.5 million in cash, which includes $50.0 million that was deposited in escrow on our behalf to satisfy potential indemnification claims. In 2013, we recognized a $2.8 million loss on the disposal of Nextel Peru in connection with this sale. In April 2014, we released $7.5 million of the amounts held in escrow to Entel as a result of the settlement of certain indemnification claims, and in February 2015, we released an additional $2.0 million as a result of the settlement of certain tax indemnification claims. The remaining funds held in escrow continue to be available to satisfy potential future indemnification claims.

In connection with the sale of Nextel Chile and Nextel Peru, we have reported the results of these operating companies as discontinued operations in our consolidated financial statements. Accordingly, we reclassified Nextel Chile's and Nextel Peru's results of operations for all periods presented to reflect Nextel Chile and Nextel Peru as discontinued operations. Unless otherwise noted, amounts included in these notes to our consolidated financial statements exclude amounts attributable to discontinued operations. The major components of loss from discontinued operations related to Nextel Chile and Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$38,596	$265,979	$393,227
Operating expenses	(228,578)	(443,166)	(1,010,229)
Other expense, net	(19,989)	(34,576)	(2,443)
Loss before income tax provision	(209,971)	(211,763)	(619,445)
Income tax provision	—	(900)	(63,965)
	(209,971)	(212,663)	(683,410)
Gain (loss) on disposal of Nextel Chile and Nextel Peru	29,585	(2,848)	—
Loss from discontinued operations, net of income taxes	$(180,386)	$(215,511)	$(683,410)

The components of assets and liabilities related to discontinued operations as of December 31, 2013, all of which related to Nextel Chile, consisted of the following (in thousands):

December 31, 2013
ASSETS
Cash and cash equivalents	$3,448
Accounts receivable, net of allowance for doubtful accounts of $6,762	11,157
Handset and accessory inventory	5,965
Prepaid expenses and other	38,526
Property, plant and equipment, net	50,515
Intangible assets, net	13,300
Other assets	46,020
Total assets	$168,931
LIABILITIES
Accounts payable	$22,928
Accrued expenses and other	13,841
Other long-term liabilities	5,326
Total liabilities	$42,095

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Property, Plant and Equipment
The components of our property, plant and equipment are as follows:

	December 31,
	2014	2013
	(in thousands)
Land	$6,777	$7,663
Building and leasehold improvements	137,235	190,258
Network equipment, communication towers and network software	4,074,786	4,735,361
Software, office equipment, furniture and fixtures and other	678,300	753,665
Corporate aircraft	—	42,747
Less: Accumulated depreciation and amortization	(2,669,566)	(2,907,939)
	2,227,532	2,821,755
Construction in progress	205,401	515,790
	$2,432,933	$3,337,545

7.    Intangible Assets
Our intangible assets include the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			(in thousands)
Amortizable intangible assets:
Licenses	$1,091,405	$(287,281)	$804,124	$1,205,450	$(243,081)	$962,369
Total amortizable intangible assets	$1,091,405	$(287,281)	$804,124	$1,205,450	$(243,081)	$962,369
Based on the carrying amount of intangible assets as of December 31, 2014 and current exchange rates, we estimate amortization expense for each of the next five years to be as follows (in thousands):

Years	Estimated Amortization Expense
2015	$75,922
2016	75,922
2017	75,922
2018	75,922
2019	75,922
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. As of both December 31, 2014 and December 31, 2013, the balance of our indefinite lived intangible assets was $18.0 million. In addition, the weighted average useful life of the intangible assets we acquired during the year ended December 31, 2014 was 15 years.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other.

The components are as follows:

	December 31,
	2014	2013
	(in thousands)
Value-added taxes	$137,699	$207,951
Income taxes	19,632	59,054
Other prepaid assets	97,573	90,108
Other current assets	74,293	40,461
	$329,197	$397,574
Restricted Cash.
As of December 31, 2014, we had $107.8 million in restricted cash, the majority of which was included in other long-term assets and was comprised of cash held in escrow in connection with the sale of Nextel Peru, judicial deposits in Nextel Brazil and a debt service reserve account related to Nextel Mexico's equipment financing facility.
As of December 31, 2013, we had $120.5 million in restricted cash, the majority of which was included in other long-term assets and was comprised of cash held in escrow in connection with the sale of Nextel Peru, a debt service reserve account related to Nextel Mexico's equipment financing facility, judicial deposits in Nextel Brazil, purchase commitments for handsets and cash collateral supporting the lease of our corporate headquarters.
Accrued Expenses and Other.
The components are as follows:

	December 31,
	2014	2013
	(in thousands)
Capital expenditures	$106,295	$290,036
Non-income based taxes	87,127	114,360
Payroll related items and commissions	66,598	89,435
Network system and information technology	62,229	92,109
Accrued interest	10,574	128,509
Other	230,165	244,610
	$562,988	$959,059
Accumulated Other Comprehensive Loss.  As of December 31, 2014 and 2013, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Cumulative foreign currency translation adjustment	$(1,326,003)	$(951,271)
Other	(5,350)	(4,806)
	$(1,331,353)	$(956,077)
As of December 31, 2014, our consolidated cumulative foreign currency translation adjustment included $672.4 million in Brazil, $400.3 million in Mexico and $262.8 million in Argentina. During the third quarter of 2014, we reclassified $33.9 million of accumulated other comprehensive income to loss from discontinued operations in connection with the sale of Nextel Chile. See Note 5 for more information.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$612,161	$620,895	$953,882
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(183,741)	251,199	351,814
	$428,420	$872,094	$1,305,696
Interest costs
Interest expense, net	$449,345	$526,530	$359,795
Interest capitalized	32,541	78,254	127,189
	$481,886	$604,784	$486,984
Acquisitions of assets and business combinations
Fair value of licenses and other assets acquired	$31,861	$53,066	$100,185
Less: liabilities assumed and deferred tax liabilities incurred	—	—	—
Less: cash acquired	—	—	—
	$31,861	$53,066	$100,185
Cash paid for interest, net of amounts capitalized	$310,230	$389,064	$290,131
Cash paid for income taxes	$24,544	$39,292	$269,597
For the year ended December 31, 2014, we had $319.6 million in non-cash financing, primarily related to capital lease obligations recognized in Brazil and Mexico in connection with the leaseback of communication towers and borrowings under our equipment financing facility in Mexico. For the year ended December 31, 2013 and 2012, we had $213.5 million and $194.5 million, respectively, in non-cash financing, primarily related to borrowings under our equipment financing facilities in Mexico, the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil and Mexico.

9.    Debt
Chapter 11 Filing. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT, filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. These Chapter 11 filings constituted an event of default under the NII Capital Corp. and NIIT senior notes; however, the holders of these senior notes are currently precluded from taking any action with respect to such events of default under the Bankruptcy Code. As a result of the commencement of the Chapter 11 cases, the obligations evidenced by the NII Capital Corp. and NIIT senior notes are included in liabilities subject to compromise on our consolidated balance sheet as of December 31, 2014. See Note 2 for more information. The financings included in the table below are considered not subject to compromise.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
	(in thousands)
NII Capital Corp. senior notes, net	$—	$2,729,321
NII International Telecom, S.C.A. senior notes, net	—	1,609,962
Bank loans	343,915	444,268
Brazil equipment financing	366,937	352,725
Mexico equipment financing	322,993	300,832
Mexico capital lease and tower financing obligations	264,130	194,227
Brazil capital lease and tower financing obligations	213,163	122,499
Corporate aircraft capital lease	—	35,736
Other	1,254	3,901
Total debt	1,512,392	5,793,471
Less: current portion	(777,569)	(96,839)
	$734,823	$5,696,632
Bank Loans.
In December 2011, Nextel Brazil borrowed funds from two Brazilian banks and utilized the proceeds of those borrowings to repay the remaining unpaid purchase price relating to the spectrum it acquired in June 2011. Both of the loans from the Brazilian banks were denominated in Brazilian reais. In the first of the two local bank financings, we borrowed the equivalent of $351.8 million that was required to be repaid semi-annually over a five-year period with principal payable beginning in May 2014. In the second quarter of 2013, we repaid all amounts outstanding under this local bank financing utilizing a portion of the proceeds from the issuance of our 7.875% senior notes. In the second transaction, we borrowed the equivalent of $341.2 million that is required to be repaid quarterly over a seven-year period beginning March 2014. The loan accrues interest at a floating interest rate of 115% of the Brazilian local borrowing rate (13.40% and 11.39% as of December 31, 2014 and 2013, respectively). Because this loan is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.
In October 2012, Nextel Brazil entered into a Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. This loan agreement has a floating interest rate equal to 113.9% of the local Brazilian borrowing rate (13.27% and 11.28% as of December 31, 2014 and 2013, respectively). Borrowings under this loan agreement have a three-year borrowing period, a two-year repayment term beginning in 2015 and a final maturity of October 2017.
As of December 31, 2014, we were not in compliance with the net debt financial covenants included in each of Nextel Brazil's outstanding local bank loans. Because of our noncompliance at the December 31 measurement date, we classified the principal amounts outstanding under these local bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally commit the lenders to sign amendments, which we refer to as the second amendments, once certain conditions are met that implement permanent amendments to the terms of the local bank loans, including with respect to the financial covenants and principal repayment schedule for these loans. Among others, these conditions include:

•	our emergence from the Chapter 11 proceedings on or prior to September 15, 2015;

•	the absence of an insolvency event involving Nextel Brazil;

•	the absence of events of default other than those waived or suspended in the standstill agreements; and

•	the execution of subordination agreements subordinating any amounts due under intercompany loans between NIIT and Nextel Brazil.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of a breach of one or more of the conditions listed above, the lenders providing the local bank loans have the right to terminate the standstill agreement and exercise all remedies under the agreements in place, including but not limited to declaring an event of default for noncompliance with the financial covenants and/or nonpayment of amounts due under the repayment schedule. Following the declaration of an event of default, the lenders will have the right to accelerate the loans and proceed with claims against the collateral.
Concurrent with the execution of the standstill agreements, Nextel Brazil and the lenders entered into amendments to the agreements relating to the local bank loans, which we refer to as the first amendments, under which Nextel Brazil granted the lenders a security interest over amounts held at any given time in certain collection accounts maintained with each lender. These first amendments also adjust the interest rates on the loans.
Equipment Financing Facilities.
In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil is able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network. This financing has a floating interest rate based on LIBOR plus 2.90% (3.16% and 3.15% as of December 31, 2014 and 2013, respectively) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period, a seven-year repayment term beginning in 2015 and a final maturity of June 2022. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing facility are pledged as collateral.
In July 2011, Nextel Mexico entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Mexico is entitled to borrow up to $375.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network in Mexico. This vendor financing has a floating interest rate based on LIBOR plus 2.80% (3.06% and 3.05% as of December 31, 2014 and 2013, respectively) and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a final maturity of ten years, with a three-year borrowing period and a seven-year repayment term commencing in 2014. Assets purchased using the amounts borrowed under Nextel Mexico's equipment financing facility are pledged as collateral.
As of the June 30, 2014 measurement date, we were not in compliance with certain financial covenants in our equipment financing facilities in Brazil and Mexico. In December 2014, Nextel Brazil and Nextel Mexico and the lender under the equipment financing facilities agreed to amendments to those facilities that removed all financial covenants beginning with the December 31, 2014 measurement date and continuing through the June 30, 2017 measurement date. In exchange for covenant relief, Nextel Brazil granted the lender of its equipment financing facility preferential rights to the amounts held in certain bank accounts, and Nextel Mexico's parent company, Nextel International Uruguay, LLC, granted the lender of its equipment financing facility a pledge on the shares it holds in Nextel Mexico. In addition, Nextel Brazil and Nextel Mexico have the option to defer principal amortization payments in exchange for an upfront payment of 17% of the amounts outstanding under the equipment financing facilities on August 31, 2014. As a result of the amendment of our equipment financing facility in Mexico, we classified the principal amount outstanding under this facility as long-term debt in our consolidated balance sheet as of December 31, 2014. Because of certain cross-default provisions included in our equipment financing facility in Brazil, we classified the principal amount outstanding under this facility as a current liability in our consolidated balance sheet as of December 31, 2014. We do not have the ability to borrow additional amounts under these equipment financing facilities.
Capital Leases and Tower Financing Obligations.
2013 Tower Transactions. In November 2013, Nextel Mexico sold 1,483 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $374.3 million, subject to purchase price adjustments. During the adjustment period, Nextel Mexico accounted for this transaction under the deposit method and recorded the proceeds as a deposit liability. During the third quarter of 2014, the price adjustments were finalized, and we began accounting for the transaction as a sale-leaseback. As result, we recognized $75.4 million of the gain on the sale of the towers as a component of operating income in the third quarter of 2014 and deferred the remaining $179.6 million of the gain, which we will recognize into income over the term of the leaseback of the towers. Nextel Mexico also recognized a capital lease liability of $112.4 million related to the leaseback of a portion of each of these towers.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2013, Nextel Brazil sold 1,940 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $348.0 million, subject to purchase price adjustments. Nextel Brazil also sold 103 towers for proceeds of $18.6 million in June 2014, subject to purchase price adjustments. In October 2014, upon the finalization of the price adjustments, Nextel Brazil completed the sale of all of these towers and began accounting for this transaction as a sale-leaseback. As a result, Nextel Brazil recognized an immaterial loss on the sale of the towers as a component of operating income in the fourth quarter of 2014 and deferred a gain of $155.5 million, which we will recognize into income over the term of the leaseback of the towers. Nextel Brazil also recognized a capital lease liability of $186.5 million related to the leaseback of a portion of each of these towers.
Site-Related Capital Lease Obligations. We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space.
Tower Financing Obligations.  From 2002 to 2008, we sold and subsequently leased back space on certain transmitter and receiver sites in Brazil and Mexico. Due to our continuing involvement with these properties, we account for these transactions as financing arrangements. As a result, we did not recognize any gains from the sales of these towers under these arrangements, and we maintain the tower assets on our consolidated balance sheets. In addition, we recognized the proceeds received as financing obligations. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to the owner of the site as other operating revenues because of our continuing involvement with the tower assets. During the years ended December 31, 2014, 2013 and 2012, we recognized $38.5 million, $39.4 million and $56.8 million , respectively, in other operating revenues related to these co-location lease arrangements.
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
Debt Maturities.
Because we were unable to meet the financial covenants in our bank loans in Brazil as of the compliance date on December 31, 2014 and because of the associated cross-default provisions included in Nextel Brazil's equipment financing facility, we classified the principal amounts outstanding under these facilities as due in 2015 for purposes of the table below. For the years subsequent to December 31, 2014, scheduled annual maturities of all debt outstanding, excluding the obligations evidenced by the NII Capital Corp. and NIIT senior notes, which are included in liabilities subject to compromise on our consolidated balance sheet as of December 31, 2014, are as follows (in thousands):

Year	Principal Repayments
2015	$777,569
2016	71,376
2017	77,014
2018	67,416
2019	62,337
Thereafter	456,680
Total	$1,512,392

10.    Fair Value Measurements
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

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Available-for-Sale Securities.
As of December 31, 2014 and 2013, available-for-sale securities included $110.1 million and $418.6 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. As of December 31, 2014, available-for-sale securities also included $43.5 million in short-term investments made by Nextel Argentina in local money market funds. All of these securities are either government or corporate rated bonds with underlying performance linked to the U.S. dollar. During the years ended December 31, 2014, 2013 and 2012, we did not have any material unrealized gains or losses associated with these investments.
As a result of favorable market conditions during 2013, we sold $150.0 million certificates of deposit for an immaterial gain. Prior to the third quarter of 2013, we classified these investments as held-to-maturity and recorded them at amortized cost. As a result of this sale, we transferred the remaining $167.2 million in short-term investments and $31.4 million in long-term investments held at one of our Spanish subsidiaries from held-to-maturity to available-for-sale and recognized an immaterial unrealized gain, which we recorded as other comprehensive income in 2013.
We account for our available-for-sale securities at fair value in accordance with the FASB’s authoritative guidance surrounding the accounting for investments in debt and equity securities. The fair value of the Brazilian and Argentine securities is based on the net asset value of the funds. In our judgment, these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net (1)	$2,750,000	$648,500	$2,729,321	$1,227,950
NII International Telecom, S.C.A. senior notes, net (1)	1,600,000	1,166,500	1,609,962	1,271,370
Equipment financing	689,930	620,125	653,557	620,173
Bank loans and other	345,169	275,653	448,169	373,796
	$5,385,099	$2,710,778	$5,441,009	$3,493,289
__________________________
(1) As of December 31, 2014, both our senior notes held by NII Capital Corp. and our senior notes held by NII International Telecom S.C.A. are classified as liabilities subject to compromise in our consolidated balance sheet.
We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices in an active market, we consider this Level 1 in the fair value hierarchy.
Bank loans and other consists primarily of loans with certain banks in Brazil and Mexico. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing facilities, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds and consider these measurements to be Level 2 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our consolidated balance sheets approximate their fair values due to the short-term nature of these instruments. The fair values of our derivative instruments are not material.

11.    Commitments and Contingencies
Capital and Operating Lease Commitments.
We have co-location capital lease obligations on some of our transmitter and receiver sites in Mexico and Brazil. See Note 9 for further information regarding these agreements.
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2014, 2013 and 2012, total rent expense under operating leases was $302.4 million, $300.9 million and $270.6 million, respectively.
For years subsequent to December 31, 2014, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Leases	Operating Leases	Total
2015	$166,655	$219,767	$386,422
2016	168,602	225,041	393,643
2017	170,590	189,730	360,320
2018	139,081	163,151	302,232
2019	119,774	141,833	261,607
Thereafter	1,581,487	1,025,445	2,606,932
Total minimum lease payments	2,346,189	1,964,967	4,311,156
Less: imputed interest	(1,868,897)	—	(1,868,897)
Total	$477,292	$1,964,967	$2,442,259
Handset, Equipment and Other Commitments.
We are a party to purchase agreements with various suppliers, under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of December 31, 2014, we are committed to purchase $2.5 billion under these arrangements, $1.6 billion of which we expect to pay in 2015, $622.0 million of which we expect to pay in 2016 and 2017, and the remaining $268.5 million of which we expect to pay in 2018. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on noncancelable quantities or termination amounts. As of December 31, 2014, we were required to pay a total of $1.8 billion in spectrum fees in Mexico, $130.1 million of which we expect to pay in 2015, $257.3 million of which we expect to pay in 2016 and 2017, $257.3 million of which we expect to pay in 2018 and 2019 and the remaining $1.2 billion of which we expect to pay in years subsequent to 2019. These fees are subject to increases in the Mexican Consumer Pricing Index. We also purchase products and services as needed with no firm commitment. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, Nextel Brazil had accrued liabilities of $69.7 million and $70.9 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $8.0 million and $11.2 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $430.0 million as of December 31, 2014. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, NII Capital Corp. and certain of the Company’s current and former directors and executive officers in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint against only NII Holdings and three current and former officers, which generally alleges that

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. On September 22, 2014, the judge issued an order staying all proceedings against the Company following the Company's filing of its petition for relief under Chapter 11. On October 6, 2014, the Company's and the individual defendants' motion to dismiss was denied, and the case is currently continuing as to the remaining individual defendants. On November 3, 2014, at the request of the parties, the court ordered that the case against the three individual defendants be stayed indefinitely, and on January 7, 2015, the court extended the stay until the earlier of May 22, 2015 or the effective date of a plan of reorganization. The Company and the named individuals will continue to vigorously defend themselves in this matter.
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11, and a fifth additional subsidiary filed a voluntary petition seeking relief under Chapter 11 on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings LLC. The debtors continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s other subsidiaries, including its operating subsidiaries in Brazil, Mexico and Argentina, are not debtors in the Chapter 11 case. As a result of the bankruptcy proceedings, the pending litigation against the debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 proceedings, no party can take further actions to recover pre-petition claims against the Company.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

12.    Capital Stock
We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.
During the years ended December 31, 2014, 2013 and 2012, we issued shares of common stock in connection with the exercise of stock options by employees and the vesting of employee restricted share awards.
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
Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2014, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  Under our 2012 Incentive Compensation Plan, we had 23,824,039 shares of our common stock reserved for future issuance as of December 31, 2014, assuming our restricted stock units outstanding as of December 31, 2014 are settled in cash. As of December 31, 2014, common stock reserved for future issuance does not include 2,386,673 restricted stock units that were issued in 2014 that, if settled in shares of common stock, would reduce the shares available under our 2012 Incentive Compensation Plan by 3,580,009 shares. We had 22,089,643 shares of our common stock reserved for future issuance as of December 31, 2013, assuming our restricted stock units outstanding as of December 31, 2013 were settled in cash. As of December 31, 2013, common stock reserved for future issuance did not include 3,341,132 restricted stock units that were issued in 2013 that, if settled in shares of common stock, would have reduced the shares available under our 2012 Incentive Compensation Plan by 5,011,698 shares.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes
The components of (loss) income from continuing operations before income taxes and the related income tax provision are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$(368,667)	$(377,502)	$(311,575)
Non-U.S.	(1,334,554)	(610,534)	387,880
Total	$(1,703,221)	$(988,036)	$76,305

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$727
State, net of Federal tax benefit	—	—	—
Foreign	(25,638)	(63,982)	(176,748)
Total current income tax provision	(25,638)	(63,982)	(176,021)
Deferred:
Federal	(1,846)	(1,310)	895
State, net of Federal tax benefit	(205)	(146)	100
Foreign	(46,402)	(380,614)	16,882
Total deferred income tax (provision) benefit	(48,453)	(382,070)	17,877
Total income tax provision	$(74,091)	$(446,052)	$(158,144)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of (loss) income from continuing operations before reorganization items and income tax provision is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory Federal tax rate	35%	35%	35%
Effect of foreign operations	(3)	(3)	7
Change in deferred tax asset valuation allowance	(36)	(81)	160
Intercompany transactions	(1)	(3)	9
Tax on subpart F income	—	—	11
Withholding tax	—	(2)	42
Deductible dividends	—	3	(42)
Inflation adjustments	1	1	(17)
Income tax credits	—	—	(3)
Local statutory investment loss	—	6	—
Other nondeductible expenses	(1)	—	6
Other	1	(1)	(1)
Effective tax rate	(4)%	(45)%	207%

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$4,354,474	$3,922,944
Allowance for doubtful accounts	41,724	34,587
Accrued expenses	193,251	151,131
Accrual for contingent liabilities	21,944	22,117
Property, plant and equipment	153,036	36,784
Capital lease obligations	175,498	300,141
Deferred revenue	37,730	35,179
Equity compensation	69,172	71,171
Inventory reserve	25,642	22,548
Debt discount	16,511	—
Other	52,016	41,116
	5,140,998	4,637,718
Valuation allowance	(4,868,504)	(4,335,913)
Total deferred tax asset	272,494	301,805
Deferred tax liabilities:
Intangible assets	42,036	48,162
Unremitted foreign earnings	54,386	54,386
Deferred revenue	39,492	44,126
Property, plant and equipment	33,915	96,613
Capital lease obligation	107,491	—
Other	2,773	15,123
Total deferred tax liability	280,093	258,410
Net deferred tax (liability) asset	$(7,599)	$43,395

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2014 and 2013, the cumulative amount of additional tax liability would have been approximately $35.8 million and $41.4 million, respectively.
As of December 31, 2014, we included $54.4 million in deferred tax liabilities for U.S. federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of certain of our foreign subsidiaries. Except for the earnings associated with this accrual and income that has been previously taxed in the U.S. under the subpart F rules and can be remitted to the U.S. without incurring additional income taxes, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries in a taxable manner. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as taxable dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes that may be payable on the remaining undistributed earnings.
As of December 31, 2014, we had $1.3 billion of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expire in various amounts beginning in 2019 through 2034. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 relating to changes in our ownership. We excluded $210.3 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset presented above because it represents excess stock option deductions that did not reduce

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital.
As of December 31, 2014, we had $764.0 million of net operating loss carryforwards in our Mexican subsidiaries. These carryforwards expire in various amounts and at various periods from 2015 to 2024. Our Brazilian subsidiaries had $816.4 million of net operating loss carryforwards that can be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
As of December 31, 2014, we had $10.8 billion of net operating loss carryforwards in our holding companies in Luxembourg that can be carried forward indefinitely. Our holding companies in Spain had $844.0 million of net operating loss carryforwards that can be carried forward 18 years, and our holding company in the Netherlands had $0.3 million of net operating loss carryforwards that can be carried forward nine years. Given the nature of activities that are considered taxable in these jurisdictions and the activities engaged in by the holding companies, these net operating loss carryforwards will never be utilized by our holding companies and add no value to the company.
The deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(in millions)
Argentina	$49.1	$—
Brazil	584.1	419.1
U.S.	480.3	363.8
Luxembourg	3,169.2	3,131.4
Mexico	318.2	190.7
Spain	267.6	230.9
Total	$4,868.5	$4,335.9
Of the $4.9 billion valuation allowance as of December 31, 2014, $281.5 million was classified as current and $4.6 billion was classified as non-current in our consolidated financial statements.
The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. As of December 31, 2014, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2015 and subsequent years. As a result, the valuation allowance on our deferred tax assets increased by $532.6 million during 2014. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: U.S. - 1999; Argentina and Mexico - 2006; Brazil, Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of our provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amounts of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

Unrecognized tax benefits are classified as non-current liabilities. The following table shows a reconciliation of our beginning and ending unrecognized tax benefits for 2014, 2013 and 2012 (in thousands):

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at January 1	$8,686	$35,639	$35,572
Additions for current year tax positions	—	—	3,118
Reductions for current year tax positions	—	—	(551)
Reductions for prior year tax positions	—	(26,519)	(2,197)
Foreign currency translation adjustment	(350)	(434)	(303)
Unrecognized tax benefits at December 31	$8,336	$8,686	$35,639

As of December 31, 2014, 2013 and 2012, the unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $1.8 million , $2.1 million and $4.8 million, respectively. In addition, unrecognized tax benefits will decrease by approximately $4.8 million over the next twelve months due to the expiration of certain statutes of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the years ended December 31, 2014, 2013 and 2012, we recognized $0.2 million, $0.2 million and $0.3 million, respectively, of interest and penalties in our current income tax provision. Unrecognized tax benefits (including penalties and interest) were reduced by $26.5 million in 2013 due to the effective resolution of a tax position with the Internal Revenue Service and $2.7 million in 2012 due to a change in estimates. As of December 31, 2014 and 2013, we had accrued $2.4 million and $2.3 million, respectively for the payment of interest and penalties.
Effective January 1, 2014, the Mexican government passed legislation to keep the corporate income tax rate fixed at 30%, which repealed the scheduled tax rate reduction previously approved in December 2012.

14.     Employee Stock and Benefit Plans
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
Historically, our Board of Directors has granted equity-related incentives consisting of stock options, restricted stock awards and restricted stock units to employees on an annual basis near the end of April. On April 30, 2014, our Board of Directors granted 1,752,921 stock options, 2,271,555 restricted stock awards and 358,373 restricted stock units to certain of our employees and directors in connection with this annual grant of equity-related incentives. Stock options, restricted stock awards, and restricted stock units are also granted to certain new employees on the later of their date of hire or the date that the grant is approved. In addition, under the provisions outlined in the 2012 Incentive Compensation Plan, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 1,000,000 shares in the aggregate for the plan year) and restricted stock/restricted stock unit awards (not to exceed 500,000 shares in the aggregate for the plan year) to employees who are not executive officers.
Prior to April 2014, upon the exercise of a stock option award or vesting of a restricted stock award or restricted stock units, we issued shares of our common stock from an available pool of shares that were authorized but not yet issued. Beginning in April 2014, our practice is to settle awards in cash upon vesting. As a result of this change, we changed the classification of outstanding awards from equity-classified to liability-classified and recorded an immaterial liability in our consolidated balance sheet as of December 31, 2014. There was no incremental compensation cost that resulted from this change in practice.
For the years ended December 31, 2014, 2013 and 2012, we recognized $4.0 million, $9.0 million and $20.3 million, respectively, in share-based compensation expense related to stock options. For the years ended December 31, 2014, 2013 and 2012, we recognized $10.4 million, $20.0 million and $22.2 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. Amounts recognized in the income statement for tax benefits related to share-based

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment arrangements in 2014, 2013 and 2012 were not material. We include substantially all share-based compensation expense, including restricted stock expense, as a component of selling, general and administrative expenses based on classification of the compensation expense for the applicable grantee. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. As of December 31, 2014, there was approximately $5.2 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.27 years. Cash paid for exercises under all share-based payment arrangements was $0.1 million for 2014, $1.0 million for 2013 and $2.0 million for 2012.
Stock Option Awards
The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	11,259,868	$36.20
Granted	1,752,921	0.86
Exercised	—	—
Forfeited	(6,978,638)	35.63
Outstanding, December 31, 2014	6,034,151	26.57	5.71	$—
Exercisable, December 31, 2014	3,996,673	38.55	4.04	—
There were no options exercised during the year ended December 31, 2014. The total fair value of vested options was $16.4 million, $39.1 million and $54.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. As a result of our Chapter 11 filing and the proposals for reorganization, which do not contemplate any recoveries with respect to equity interests, the holders of these stock option awards will not realize any value or receive any recovery from the long-term incentives granted during 2014 or in prior years.
The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was less than $0.01 for each option granted during the year ended December 31, 2014, $4.64 for each option granted during the year ended December 31, 2013 and $7.31 for each option granted during the year ended December 31, 2012 based on the following assumptions:

	2014	2013	2012
Risk free interest rate	1.60% - 1.63%	0.63% - 1.49%	0.62% - 0.95%
Expected stock price volatility	69.53% - 96.99%	56.56% - 69.53%	50.00% - 56.56%
Expected term in years	4.78 - 4.81	4.78 - 4.81	4.65 - 4.78
Expected dividend yield	—	—	—
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
Restricted Stock and Restricted Stock Unit Awards
Restricted stock includes both non-vested restricted stock awards and restricted stock units. Following is a summary of our restricted stock:

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards as of December 31, 2013	3,919,485	$12.99
Granted	3,605,538	0.85
Vested	(1,140,667)	16.80
Forfeited	(2,294,608)	7.69
Restricted stock awards as of December 31, 2014	4,089,748	3.75
If a participant terminates employment prior to the vesting dates, the unvested shares are forfeited and available for reissuance under the terms of the 2012 Incentive Compensation Plan. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2014, there was approximately $7.8 million in unrecognized compensation cost related to restricted stock. We expect this cost to be recognized over a weighted average period of 1.52 years. The total fair value of restricted stock awards vested was $1.2 million during 2014 and $7.7 million during 2013. During 2014, we paid an immaterial amount to settle vested restricted stock awards. The weighted average grant date fair value of restricted stock awards granted during 2014 was $0.85 per unit compared to $8.69 per unit for 2013 and $16.97 per unit for 2012. As a result of our Chapter 11 filing and the proposals for reorganization, which do not contemplate any recoveries with respect to equity interests, the holders of these restricted stock awards will not realize any value or receive any recovery from the long-term incentives granted during 2014 or in prior years.

15.    Segment Information
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

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Mexico	Argentina	Corporate and Eliminations		Consolidated
	(in thousands)
Year Ended December 31, 2014
Operating revenues	$1,848,918	$1,417,163	$424,972	$(2,333)		$3,688,720
Segment (losses) earnings	$(133,691)	$(90,481)	$76,241	$(144,733)		$(292,664)
Less:
Impairment and restructuring charges						(220,742)
Gain on sale of towers						74,631
Depreciation and amortization						(672,705)
Foreign currency transaction losses, net						(130,499)
Interest expense and other, net						(389,641)
Loss from continuing operations before reorganization items and income tax provision						$(1,631,620)
Capital expenditures	$218,855	$168,750	$26,308	$14,507		$428,420
Year Ended December 31, 2013
Operating revenues	$2,208,034	$1,872,697	$636,448	$(5,612)		$4,711,567
Segment earnings (losses)	$311,129	$179,896	$179,418	$(177,578)		$492,865
Less:
Impairment and restructuring charges						(168,543)
Depreciation and amortization						(692,927)
Foreign currency transaction losses, net						(123,369)
Interest expense and other, net						(496,062)
Loss from continuing operations before income tax provision						$(988,036)
Capital expenditures	$461,458	$375,522	$21,183	$13,931		$872,094
Year Ended December 31, 2012
Operating revenues	$2,902,350	$2,109,573	$685,201	$(3,889)		$5,693,235
Segment earnings (losses)	$674,632	$561,059	$180,956	$(287,343)		$1,129,304
Less:
Impairment and restructuring charges						(30,401)
Depreciation and amortization						(605,161)
Foreign currency transaction losses, net						(63,330)
Interest expense and other, net						(354,107)
Income from continuing operations before income tax provision						$76,305
Capital expenditures	$632,796	$523,555	$56,825	$92,520		$1,305,696
December 31, 2014
Identifiable assets	$2,991,959	$1,721,710	$279,714	$437,208		$5,430,591
December 31, 2013
Identifiable assets	$3,705,642	$2,695,091	$451,041	$1,828,180	(1)	$8,679,954
__________________________
(1) As of December 31, 2013, identifiable assets in the "Corporate and Eliminations" column include $168.9 million of total assets related to discontinued operations as a result of the sale of Nextel Chile. See Note 5 for more information.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2014
Operating revenues	$955,781	$951,981	$926,727	$854,231
Operating loss	(212,290)	(350,553)	(212,900)	(335,737)
Net loss from continuing operations	(338,270)	(474,983)	(456,753)	(507,306)
Net (loss) income from discontinued operations	(37,808)	(148,329)	13,306	(7,555)
Net loss from continuing operations, per common share, basic and diluted	$(1.97)	$(2.76)	$(2.65)	$(2.95)
Net (loss) income from discontinued operations, per common share, basic and diluted	$(0.22)	$(0.86)	$0.08	$(0.04)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2013
Operating revenues	$1,316,716	$1,245,451	$1,085,633	$1,063,767
Operating loss	(44,397)	(40,653)	(127,889)	(155,666)
Net loss from continuing operations	(153,103)	(316,018)	(259,507)	(705,460)
Net loss from discontinued operations	(54,400)	(80,334)	(40,434)	(40,343)
Net loss from continuing operations, per common share, basic and diluted	$(0.89)	$(1.83)	$(1.51)	$(4.10)
Net loss from discontinued operations, per common share, basic and diluted	$(0.32)	$(0.47)	$(0.23)	$(0.23)
The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.
In August 2014, we completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile, to Fucata. As a result of the sale of Nextel Chile, the quarterly amounts included above differ from the amounts originally included in our quarterly reports on Form 10-Q for each of the quarterly periods in 2013, as well as in the quarterly reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Condensed Consolidating Financial Statements
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
In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of December 31, 2014 and 2013, as well as condensed consolidating statements of comprehensive (loss) income for the years ended December 31, 2014, 2013 and 2012 and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$106,747	$25,170	$14,505	$427,178	$—	$573,600
Short-term investments	—	—	—	153,612	—	153,612
Accounts receivable, net	—	—	290	398,388	—	398,678
Short-term intercompany receivables	27,803	65,130	99,459	7,030	(199,422)	—
Handset and accessory inventory	—	—	—	207,633	—	207,633
Deferred income taxes, net	—	—	857	49,835	—	50,692
Prepaid expenses and other	7,942	—	8,352	312,903	—	329,197
Total current assets	142,492	90,300	123,463	1,556,579	(199,422)	1,713,412
Property, plant and equipment, net	—	—	48,168	2,384,765	—	2,432,933
Intangible assets, net	18,000	—	—	804,124	—	822,124
Deferred income taxes, net	—	13,561	—	5,772	(13,566)	5,767
Long-term intercompany receivables	1,393,109	3,488,284	342,883	1,354	(5,225,630)	—
Other assets	947	—	392	455,016	—	456,355
Total assets	$1,554,548	$3,592,145	$514,906	$5,207,610	$(5,438,618)	$5,430,591

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$—	$—	$1,995	$277,809	$—	$279,804
Short-term intercompany payables	—	9,764	4,958	182,239	(196,961)	—
Accrued expenses and other	—	—	18,993	544,528	(533)	562,988
Deferred revenues	—	—	—	89,019	—	89,019
Current portion of long-term debt	—	—	—	777,569	—	777,569
Total current liabilities	—	9,764	25,946	1,871,164	(197,494)	1,709,380
Long-term debt	—	—	—	734,823	—	734,823
Deferred income tax liabilities	1,529	—	14,524	55,601	(13,566)	58,088
Long-term intercompany payables	—	—	—	139,206	(139,206)	—
Other long-term liabilities	100	—	2,217	297,254	—	299,571
Total liabilities not subject to compromise	1,629	9,764	42,687	3,098,048	(350,266)	2,801,862
Liabilities subject to compromise	30,584	2,858,128	9,899	1,694,882	—	4,593,493
Intercompany liabilities subject to compromise	3,487,099	115,458	1,492,946	709,392	(5,804,895)	—
Total liabilities subject to compromise	3,517,683	2,973,586	1,502,845	2,404,274	(5,804,895)	4,593,493
Total stockholders’ (deficit) equity	(1,964,764)	608,795	(1,030,626)	(294,712)	716,543	(1,964,764)
Total liabilities and stockholders’ (deficit) equity	$1,554,548	$3,592,145	$514,906	$5,207,610	$(5,438,618)	$5,430,591
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% notes due 2019.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$356,314	$—	$5,586	$1,368,435	$—	$1,730,335
Short-term investments	—	—	—	585,760	—	585,760
Accounts receivable, net	—	—	627	510,779	—	511,406
Short-term intercompany receivables	31,803	129,810	72,595	4,779	(238,987)	—
Handset and accessory inventory	—	—	—	336,620	—	336,620
Deferred income taxes, net	—	—	1,145	126,250	—	127,395
Prepaid expenses and other	6,832	—	7,914	382,828	—	397,574
Assets related to discontinued operations	—	—	—	59,096	—	59,096
Total current assets	394,949	129,810	87,867	3,374,547	(238,987)	3,748,186
Property, plant and equipment, net	—	—	130,729	3,207,103	(287)	3,337,545
Investments in and advances to affiliates	1,867,753	1,503,202	1,562,080	—	(4,933,035)	—
Intangible assets, net	18,000	—	—	962,369	—	980,369
Deferred income taxes, net	16,025	—	—	26,716	(16,028)	26,713
Long-term intercompany receivables	1,474,658	3,714,760	701,680	1,354	(5,892,452)	—
Other assets	29,381	32,556	15,383	399,986	—	477,306
Assets related to discontinued operations	—	—	—	109,835	—	109,835
Total assets	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$—	$727	$345,401	$—	$346,128
Short-term intercompany payables	464,798	132,007	1,485,835	159,322	(2,241,962)	—
Accrued expenses and other	—	59,490	26,089	873,702	(222)	959,059
Deferred revenues	—	—	—	127,782	—	127,782
Current portion of long-term debt	—	—	1,871	94,968	—	96,839
Deposits related to 2013 sale of towers	—	—	—	720,013	—	720,013
Liabilities related to discontinued operations	—	—	—	36,769	—	36,769
Total current liabilities	464,798	191,497	1,514,522	2,357,957	(2,242,184)	2,286,590
Long-term debt	23	2,729,321	33,864	2,933,424	—	5,696,632
Deferred income tax liabilities	3	2,950	15,384	106,682	(16,028)	108,991
Long-term intercompany payables	2,950,226	—	10,390	929,990	(3,890,606)	—
Other long-term liabilities	30,329	—	10,248	186,451	—	227,028
Liabilities related to discontinued operations	—	—	—	5,326	—	5,326
Total liabilities	3,445,379	2,923,768	1,584,408	6,519,830	(6,148,818)	8,324,567
Total stockholders’ equity	355,387	2,456,560	913,331	1,562,080	(4,931,971)	355,387
Total liabilities and stockholders’ equity	$3,800,766	$5,380,328	$2,497,739	$8,081,910	$(11,080,789)	$8,679,954

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2014

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$2,143	$3,688,369	$(1,792)	$3,688,720
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	2,282,326	—	2,282,326
Selling, general and administrative	2,145	2,567	140,119	1,561,410	(7,183)	1,699,058
Impairment and restructuring charges	—	—	63,393	157,349	—	220,742
Gain on sale of towers	—	—	—	(74,631)	—	(74,631)
Management fee and other	—	—	(48,852)	51,672	(2,820)	—
Depreciation and amortization	—	—	19,309	653,396	—	672,705
	2,145	2,567	173,969	4,631,522	(10,003)	4,800,200
Operating loss	(2,145)	(2,567)	(171,826)	(943,153)	8,211	(1,111,480)
Other (expense) income
Interest expense, net	(570)	(171,646)	(543)	(478,784)	202,198	(449,345)
Intercompany interest expense	(165,324)	—	(50)	165,374	—	—
Interest income	280	1	9	66,135	—	66,425
Intercompany interest income	411	200,467	1,317	3	(202,198)	—
Foreign currency transaction losses, net	—	—	—	(130,499)	—	(130,499)
Equity in loss of affiliates	(1,805,438)	(1,593,607)	(1,589,367)	—	4,988,412	—
Other income (expense), net	8,212	—	(2)	(7,706)	(7,225)	(6,721)
	(1,962,429)	(1,564,785)	(1,588,636)	(385,477)	4,981,187	(520,140)
Loss from continuing operations before reorganization items and income tax benefit (provision)	(1,964,574)	(1,567,352)	(1,760,462)	(1,328,630)	4,989,398	(1,631,620)
Reorganization items	(291)	(45,652)	(13,932)	(11,726)	—	(71,601)
Income tax benefit (provision)	7,167	6,747	(18,678)	(69,327)	—	(74,091)
Net loss from continuing operations	(1,957,698)	(1,606,257)	(1,793,072)	(1,409,683)	4,989,398	(1,777,312)
Loss from discontinued operations, net of income taxes	—	—	—	(179,686)	(700)	(180,386)
Net loss	$(1,957,698)	$(1,606,257)	$(1,793,072)	$(1,589,369)	$4,988,698	$(1,957,698)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(340,847)	$(342,432)	$(342,432)	$(342,432)	$1,027,296	$(340,847)
Reclassification adjustment for sale of Nextel Chile	(33,885)	(33,885)	(33,885)	(33,885)	101,655	(33,885)
Other	(544)	(544)	(544)	(544)	1,632	(544)
Other comprehensive loss	(375,276)	(376,861)	(376,861)	(376,861)	1,130,583	(375,276)
Net loss	(1,957,698)	(1,606,257)	(1,793,072)	(1,589,369)	4,988,698	(1,957,698)
Total comprehensive loss	$(2,332,974)	$(1,983,118)	$(2,169,933)	$(1,966,230)	$6,119,281	$(2,332,974)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,114	$4,711,525	$(3,072)	$4,711,567
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	2,276,929	—	2,276,929
Selling, general and administrative	3,136	—	167,180	1,779,719	(8,262)	1,941,773
Impairments and restructuring charges	—	—	97,063	71,480	—	168,543
Management fee and other	—	—	(75,116)	106,264	(31,148)	—
Depreciation and amortization	—	—	28,055	664,872	—	692,927
	3,136	—	217,182	4,899,264	(39,410)	5,080,172
Operating loss	(3,136)	—	(214,068)	(187,739)	36,338	(368,605)
Other (expense) income
Interest expense, net	(562)	(240,132)	(1,379)	(284,457)	—	(526,530)
Intercompany interest expense	(234,799)	—	(59)	(51,740)	286,598	—
Interest income	913	—	9	42,405	—	43,327
Intercompany interest income	1,340	284,709	549	—	(286,598)	—
Foreign currency transaction losses, net	—	—	—	(123,369)	—	(123,369)
Equity in loss of affiliates	(1,473,856)	(1,274,274)	(1,269,438)	—	4,017,568	—
Other income (expense), net	36,017	—	612	(13,150)	(36,338)	(12,859)
	(1,670,947)	(1,229,697)	(1,269,706)	(430,311)	3,981,230	(619,431)
Loss from continuing operations before income tax benefit (provision)	(1,674,083)	(1,229,697)	(1,483,774)	(618,050)	4,017,568	(988,036)
Income tax benefit (provision)	24,484	(16,548)	(18,111)	(435,877)	—	(446,052)
Net loss from continuing operations	(1,649,599)	(1,246,245)	(1,501,885)	(1,053,927)	4,017,568	(1,434,088)
Loss from discontinued operations, net of income taxes	—	—	—	(215,511)	—	(215,511)
Net loss	$(1,649,599)	$(1,246,245)	$(1,501,885)	$(1,269,438)	$4,017,568	$(1,649,599)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(334,893)	$(335,183)	$(335,183)	$(335,183)	$1,005,549	$(334,893)
Other	2,257	2,257	2,257	2,257	(6,771)	2,257
Other comprehensive loss	(332,636)	(332,926)	(332,926)	(332,926)	998,778	(332,636)
Net loss	(1,649,599)	(1,246,245)	(1,501,885)	(1,269,438)	4,017,568	(1,649,599)
Total comprehensive loss	$(1,982,235)	$(1,579,171)	$(1,834,811)	$(1,602,364)	$5,016,346	$(1,982,235)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$3,071	$5,694,718	$(4,554)	$5,693,235
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	73	2,303,419	(1,483)	2,302,009
Selling, general and administrative	3,180	2	309,680	1,962,033	(12,973)	2,261,922
Impairment and restructuring charges	—	—	—	30,401	—	30,401
Management fee and other	—	—	(126,971)	225,202	(98,231)	—
Depreciation and amortization	—	—	36,079	569,082	—	605,161
	3,180	2	218,861	5,090,137	(112,687)	5,199,493
Operating (loss) income	(3,180)	(2)	(215,790)	604,581	108,133	493,742
Other (expense) income
Interest expense, net	(23,646)	(229,652)	(2,072)	(104,425)	—	(359,795)
Intercompany interest expense	(215,501)	—	—	(84,202)	299,703	—
Interest income	15,292	24,181	801	(6,489)	—	33,785
Intercompany interest income	1	261,352	186	38,164	(299,703)	—
Foreign currency transaction losses	—	—	—	(63,330)	—	(63,330)
Equity in loss of affiliates	(639,902)	(443,294)	(434,443)	—	1,517,639	—
Other income (expense), net	86,324	—	101	(6,389)	(108,133)	(28,097)
	(777,432)	(387,413)	(435,427)	(226,671)	1,409,506	(417,437)
(Loss) income before income tax benefit (provision)	(780,612)	(387,415)	(651,217)	377,910	1,517,639	76,305
Income tax benefit (provision)	15,363	(19,731)	(24,833)	(128,943)	—	(158,144)
Net (loss) income from continuing operations	(765,249)	(407,146)	(676,050)	248,967	1,517,639	(81,839)
Loss from discontinued operations, net of income taxes	—	—	—	(683,410)	—	(683,410)
Net loss	$(765,249)	$(407,146)	$(676,050)	$(434,443)	$1,517,639	$(765,249)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(97,589)	$(96,593)	$(96,593)	$(96,593)	$289,779	$(97,589)
Other	(1,802)	(1,802)	(1,802)	(1,802)	5,406	(1,802)
Other comprehensive loss	(99,391)	(98,395)	(98,395)	(98,395)	295,185	(99,391)
Net loss	(765,249)	(407,146)	(676,050)	(434,443)	1,517,639	(765,249)
Total comprehensive loss	$(864,640)	$(505,541)	$(774,445)	$(532,838)	$1,812,824	$(864,640)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,957,698)	$(1,606,257)	$(1,793,072)	$(1,589,369)	$4,988,698	$(1,957,698)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,861,773	1,631,873	1,640,357	1,246,260	(4,988,698)	1,391,565
Total operating cash (used in) provided by continuing operations	(95,925)	25,616	(152,715)	(343,109)	—	(566,133)
Total operating cash used in discontinued operations	—	—	—	(62,583)	—	(62,583)
Net cash (used in) provided by operating activities	(95,925)	25,616	(152,715)	(405,692)	—	(628,716)
Cash flows from investing activities:
Capital expenditures	—	—	(7,012)	(605,149)	—	(612,161)
Purchases of investments	—	—	—	(1,637,913)	—	(1,637,913)
Proceeds from sales of investments	—	—	—	2,092,459	—	2,092,459
Changes in restricted cash and escrow accounts	25,300	—	—	(163,127)	—	(137,827)
Investment in subsidiaries	(180,712)	(446)	—	—	181,158	—
Other, net	1,856	—	32,390	(70,488)	(1,856)	(38,098)
Total investing cash (used in) provided by continuing operations	(153,556)	(446)	25,378	(384,218)	179,302	(333,540)
Total investing cash used in discontinued operations	—	—	—	(13,998)	—	(13,998)
Net cash (used in) provided by investing activities	(153,556)	(446)	25,378	(398,216)	179,302	(347,538)
Cash flows from financing activities:
Borrowings under equipment financing and other	—	—	—	14,590	—	14,590
Repayments under capital leases	—	—	(42,414)	(6,506)	—	(48,920)
Repayments under equipment financing and other borrowings	—	—	—	(39,243)	—	(39,243)
Payment of line of credit	—	—	—	(54,067)	—	(54,067)
Capital contributions	—	20	180,525	613	(181,158)	—
Other, net	(86)	(20)	(1,855)	(527)	1,856	(632)
Net cash (used in) provided by financing activities	(86)	—	136,256	(85,140)	(179,302)	(128,272)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(55,657)	—	(55,657)
Change in cash and cash equivalents related to discontinued operations	—	—	—	3,448	—	3,448
Net (decrease) increase in cash and cash equivalents	(249,567)	25,170	8,919	(941,257)	—	(1,156,735)
Cash and cash equivalents, beginning of year	356,314	—	5,586	1,368,435	—	1,730,335
Cash and cash equivalents, end of year	$106,747	$25,170	$14,505	$427,178	$—	$573,600

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,649,599)	$(1,246,245)	$(1,501,885)	$(1,269,438)	$4,017,568	$(1,649,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,477,932	1,298,129	1,340,701	1,571,997	(4,067,478)	1,621,281
Total operating cash (used in) provided by continuing operations	(171,667)	51,884	(161,184)	302,559	(49,910)	(28,318)
Total operating cash provided by (used in) discontinued operations	—	—	1,440	(165,573)	—	(164,133)
Net cash (used in) provided by operating activities	(171,667)	51,884	(159,744)	136,986	(49,910)	(192,451)
Cash flows from investing activities:
Capital expenditures	—	—	(14,232)	(606,663)	—	(620,895)
Purchases of licenses	—	—	—	(53,066)	—	(53,066)
Purchases of investments	—	—	—	(2,360,529)	—	(2,360,529)
Proceeds from sales of investments	—	—	—	1,942,886	—	1,942,886
Proceeds from 2013 sale of towers, net	—	—	—	721,404	—	721,404
Transfers to restricted cash	(15,050)	—	—	(26,659)	—	(41,709)
Transfers from restricted cash	—	—	—	2,273	—	2,273
Investment in subsidiaries	(191,526)	(1,974)	(1,260)	—	194,760	—
Other, net	545	—	—	191	(529)	207
Total investing cash used in continuing operations	(206,031)	(1,974)	(15,492)	(380,163)	194,231	(409,429)
Total investing cash provided by discontinued operations	—	—	—	231,817	—	231,817
Net cash used in investing activities	(206,031)	(1,974)	(15,492)	(148,346)	194,231	(177,612)
Cash flows from financing activities:
Gross proceeds from issuance of senior notes	—	—	—	1,600,000	—	1,600,000
Borrowings under equipment financing and other	—	—	—	145,077	—	145,077
Repayments under syndicated loan facilities	—	—	—	(323,919)	—	(323,919)
Repayments of import financing	—	—	—	(37,422)	—	(37,422)
Repayments under tower financing and other borrowings	—	—	(16,608)	(46,887)	—	(63,495)
Payment of line of credit	—	—	—	(362,735)	—	(362,735)
Intercompany dividends	—	(49,910)	—	—	49,910	—
Capital contributions	—	20	191,506	3,234	(194,760)	—
Other, net	(1,010)	(20)	(545)	(26,904)	529	(27,950)
Total financing cash (used in) provided by continuing operations	(1,010)	(49,910)	174,353	950,444	(144,321)	929,556
Total financing cash used in discontinued operations	—	—	—	(152,965)	—	(152,965)
Net cash (used in) provided by financing activities	(1,010)	(49,910)	174,353	797,479	(144,321)	776,591
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(56,236)	—	(56,236)
Change in cash and cash equivalents related to discontinued operations	—	—	—	15,090	—	15,090
Net (decrease) increase in cash and cash equivalents	(378,708)	—	(883)	744,973	—	365,382
Cash and cash equivalents, beginning of year	735,022	—	6,469	623,462	—	1,364,953
Cash and cash equivalents, end of year	$356,314	$—	$5,586	$1,368,435	$—	$1,730,335

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	NII Holdings, Inc. (Parent and Guarantor)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(765,249)	$(407,146)	$(676,050)	$(434,443)	$1,517,639	$(765,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	768,542	567,599	564,974	1,296,998	(1,869,145)	1,328,968
Total operating cash provided by (used in) continuing operations	3,293	160,453	(111,076)	862,555	(351,506)	563,719
Total operating cash provided by (used in) discontinued operations	—	—	2,142	(212,678)	—	(210,536)
Net cash provided by (used in) operating activities	3,293	160,453	(108,934)	649,877	(351,506)	353,183
Cash flows from investing activities:
Capital expenditures	—	—	(92,574)	(861,308)	—	(953,882)
Purchases of licenses	—	—	—	(100,185)	—	(100,185)
Purchases of investments	—	—	—	(1,678,918)	—	(1,678,918)
Proceeds from sales of investments	224,330	—	—	1,589,453	—	1,813,783
Transfers to restricted cash	—	—	—	(11,969)	—	(11,969)
Transfers from restricted cash	—	—	—	7,882	—	7,882
Intercompany borrowings	—	—	—	(300)	300	—
Investment in subsidiaries	(318,949)	(9,445)	—	—	328,394	—
Other, net	—	—	—	1,018	—	1,018
Total investing cash used in continuing operations	(94,619)	(9,445)	(92,574)	(1,054,327)	328,694	(922,271)
Total investing cash used in discontinued operations	—	—	—	(132,889)	—	(132,889)
Net cash used in investing activities	(94,619)	(9,445)	(92,574)	(1,187,216)	328,694	(1,055,160)
Cash flows from financing activities:
Borrowings under line of credit	—	—	—	212,770	—	212,770
Borrowings under equipment financing	—	—	—	233,776	—	233,776
Repayments under syndicated loan facilities	—	—	—	(97,403)	—	(97,403)
Repayments of import financing	—	—	—	(175,923)	—	(175,923)
Capital contributions	—	—	318,949	9,445	(328,394)	—
Proceeds from intercompany long-term loan	—	—	300	—	(300)	—
Purchases of convertible notes	(212,782)	—	—	—	—	(212,782)
Intercompany dividends	—	(151,186)	(100,320)	(100,000)	351,506	—
Other, net	(3,228)	(778)	(19,368)	(101,349)	—	(124,723)
Total financing cash (used in) provided by continuing operations	(216,010)	(151,964)	199,561	(18,684)	22,812	(164,285)
Total financing cash used in discontinued operations	—	—	—	(74,010)	—	(74,010)
Net cash (used in) provided by financing activities	(216,010)	(151,964)	199,561	(92,694)	22,812	(238,295)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	844	—	844
Change in cash and cash equivalents related to discontinued operations	—	—	—	22,226	—	22,226
Net decrease in cash and cash equivalents	(307,336)	(956)	(1,947)	(606,963)	—	(917,202)
Cash and cash equivalents, beginning of year	1,042,358	956	8,416	1,230,425	—	2,282,155
Cash and cash equivalents, end of year	$735,022	$—	$6,469	$623,462	$—	$1,364,953

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Subsequent Event

On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico. The purchase agreement provides for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances, on the closing date and subject to other specified adjustments.

The purchase agreement provides that approximately $32.0 million of the purchase price will be deposited and held in escrow to secure specified obligations of AT&T under the purchase agreement. The purchase agreement also provides that $187.5 million of the purchase price will be held in escrow for two years in case of breaches by Nextel Mexico of representations, warranties and covenants.

The sale transaction is being implemented pursuant to Section 363 of the Bankruptcy Code and is subject to higher or better offers in accordance with bidding procedures approved by, and under the supervision of, the Bankruptcy Court. AT&T may terminate the purchase agreement if the hearing before the Bankruptcy Court with respect to the sale does not occur by March 23, 2015. The successful bidder in the auction process contemplated by the bidding procedures will be required to complete the transactions contemplated by the purchase agreement in accordance with its terms. In addition, if AT&T is not the successful bidder, NII Holdings will be required to pay AT&T a termination fee equal to approximately $32.0 million, reimburse up to $10.0 million of AT&T's expenses and return the deposit.

Completion of the sale is subject to several conditions, including: (i) the Bankruptcy Court having entered all appropriate orders; (ii) obtaining all required governmental approvals; (iii) the absence of a material adverse effect on Nextel Mexico; and (iv) certain other customary conditions. Assuming the successful sale of Nextel Mexico, we plan to focus our financial and other resources on our core operation in Brazil. We expect the sale transaction to be completed by mid-2015.

Pending completion of the transactions contemplated by the purchase agreement, Nextel Mexico has agreed to (i) conduct its business in the ordinary course consistent with past practice; and (ii) use commercially reasonable efforts to maintain and preserve intact its business organization and preserve intact certain business relationships and relationships with applicable regulatory authorities.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY) (in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$106,747	$356,314
Short-term intercompany receivables	27,803	31,803
Prepaid expenses and other	7,942	6,832
Total current assets	142,492	394,949
Investments in and advances to affiliates	—	1,867,753
Intangible assets, net	18,000	18,000
Deferred income taxes, net	—	16,025
Long-term intercompany receivables	1,393,109	1,474,658
Other assets	947	29,381
Total assets	$1,554,548	$3,800,766
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Liabilities not subject to compromise
Current liabilities
Short-term intercompany payables	$—	$464,798
Total current liabilities	—	464,798
Long-term intercompany payables	—	2,950,226
Other long-term liabilities	1,629	30,355
Total liabilities not subject to compromise	1,629	3,445,379
Liabilities subject to compromise	30,584	—
Intercompany liabilities subject to compromise	3,487,099	—
Total liabilities subject to compromise	3,517,683	—
Total stockholders’ (deficit) equity	(1,964,764)	355,387
Total liabilities and stockholders’ (deficit) equity	$1,554,548	$3,800,766

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (PARENT COMPANY ONLY) (in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$—	$—	$—
Operating expenses
Selling, general and administrative	2,145	3,136	3,180
	2,145	3,136	3,180
Operating loss	(2,145)	(3,136)	(3,180)
Other (expense) income
Interest expense, net	(570)	(562)	(23,646)
Intercompany interest expense	(165,324)	(234,799)	(215,501)
Interest income	280	913	15,292
Intercompany interest income	411	1,340	1
Equity in loss of affiliates	(1,805,438)	(1,473,856)	(639,902)
Other income, net	8,212	36,017	86,324
	(1,962,429)	(1,670,947)	(777,432)
Loss before reorganization items and income tax benefit	(1,964,574)	(1,674,083)	(780,612)
Reorganization items	(291)	—	—
Income tax benefit	7,167	24,484	15,363
Net loss	$(1,957,698)	$(1,649,599)	$(765,249)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(340,847)	$(334,893)	$(97,589)
Reclassification adjustment for sale of Nextel Chile	(33,885)	—	—
Other	(544)	2,257	(1,802)
Other comprehensive loss	(375,276)	(332,636)	(99,391)
Net loss	(1,957,698)	(1,649,599)	(765,249)
Total comprehensive loss	$(2,332,974)	$(1,982,235)	$(864,640)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY) (in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,957,698)	$(1,649,599)	$(765,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,861,773	1,477,932	768,542
Net cash (used in) provided by operating activities	(95,925)	(171,667)	3,293
Cash flows from investing activities:
Proceeds from sales of long-term and short-term investments	—	—	224,330
Changes in restricted cash and escrow accounts	25,300	(15,050)	—
Investments in subsidiaries	(180,712)	(191,526)	(318,949)
Other, net	1,856	545	—
Net cash used in investing activities	(153,556)	(206,031)	(94,619)
Cash flows from financing activities:
Purchases of convertible notes	—	—	(212,782)
Other, net	(86)	(1,010)	(3,228)
Net cash used in financing activities	(86)	(1,010)	(216,010)
Net decrease in cash and cash equivalents	(249,567)	(378,708)	(307,336)
Cash and cash equivalents, beginning of year	356,314	735,022	1,042,358
Cash and cash equivalents, end of year	$106,747	$356,314	$735,022

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
SCHEDULE I — NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1.    Basis of Presentation

NII Holdings, Inc., or NII Holdings, our parent company, is a holding company that conducts substantially all of its business operations through its operating subsidiaries. See Note 1 to our consolidated financial statements for more information. As specified in the indenture surrounding our NIIT senior notes and in certain of our operating companies' local financing agreements, there are restrictions on the parent company's ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. Substantially all of the consolidated net assets of NII Holdings and its subsidiaries are restricted. See Note 9 to our consolidated financial statements for more information. These condensed financial statements have been presented on a "parent company only" basis. In accordance with this parent company only presentation, we have presented our parent company's investments in consolidated subsidiaries under the equity method. These condensed parent company only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.    Dividends From Subsidiaries

NII Holdings' consolidated subsidiaries did not declare any dividends to the parent company during the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, NII Holdings' consolidated subsidiaries declared and paid $49.9 million and $151.2 million, respectively, in cash dividends to the parent company.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$54,531	$114,784	$(114,300)	$55,015
Valuation allowance for deferred tax assets	$4,335,913	$610,467	$(77,876)	$4,868,504
Year Ended December 31, 2013
Allowance for doubtful accounts	$104,897	$111,460	$(161,826)	$54,531
Valuation allowance for deferred tax assets	$330,739	$4,052,410	$(47,236)	$4,335,913
Year Ended December 31, 2012
Allowance for doubtful accounts	$62,030	$214,454	$(171,587)	$104,897
Valuation allowance for deferred tax assets	$180,545	$151,286	$(1,092)	$330,739
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX
For periods before December 21, 2001, references to NII Holdings refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NII Holdings	8-K	3.1	05/23/13
3.2	Fourth Amended and Restated Bylaws of NII Holdings	8-K	3.2	05/23/13
4.1	Indenture governing our 10% senior notes due 2016, dated as of August 18, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	08/18/09
4.2	Indenture governing our 8.875% senior notes due 2019, dated as of December 15, 2009, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	12/15/09
4.3	Indenture governing our 7.625% senior notes due 2021, dated as of March 29, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.1	03/29/11
4.4	First Supplemental Indenture to the Indenture governing our 7.625% senior notes due 2021, dated as of December 8, 2011, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee	8-K	4.2	12/08/11
4.5	Indenture governing our 11.375% senior notes due 2019, dated as of February 19, 2013, by and between NII International Telecom S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	02/19/13
4.6	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated as of February 19, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers	8-K	4.2	02/19/13
4.7	First Supplemental Indenture governing our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.2	04/15/13
4.8	Registration Rights Agreement related to our 11.375% senior notes due 2019, dated April 15, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and J.P. Morgan Securities LLC	8-K	4.3	04/15/13
4.9	Indenture governing our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom, S.C.A., NII Holdings, Inc. and Wilmington Trust National Association, as Indenture Trustee	8-K	4.1	05/23/13
4.10	Registration Rights Agreement related to our 7.875% senior notes due 2019, dated May 23, 2013, among NII International Telecom S.C.A., NII Holdings, Inc. and the initial purchasers named therein	8-K	4.2	05/23/13
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-K	10.1	03/22/06
10.2	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.1	11/06/06
10.3	Form of iDEN Infrastructure Installation Services Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.1	12/22/00

10.4	Form of iDEN Infrastructure Equipment Supply Agreement, effective June 30, 2000, by and between NII Holdings, Motorola, Inc. and each of Nextel Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.	8-K	10.2	12/22/00
10.5	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de Mexico, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.	10-K	10.48	03/29/02
10.6	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicações Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	10-Q	10.2	11/06/06
10.7	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings	10-Q	10.1	11/08/11
10.8	Spectrum Use and Build Out Agreement, dated as of November 12, 2002	10-K	10.2	03/27/03
10.9	Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, Inc., dated as of April 4, 2013	8-K	10.1	04/04/13
10.10(+)	Form of NII Holdings Change of Control Severance Plan	10-K	10.9	02/28/13
10.11(+)	2012 Incentive Compensation Plan	Def 14A	A	03/30/12
10.12(+)	Form of Executive Officer Restricted Stock Award Agreement	10-K	10.11	02/28/13
10.13(+)	Form of Executive Officer Nonqualified Stock Option Agreement	10-K	10.12	02/28/13
10.14(+)	Form of Executive Officer Performance Share Unit Agreement	8-K	10.2	05/02/13
10.15(+)	Form of Non-Employee Director Restricted Stock Award Agreement	10-K	10.13	02/28/13
10.16(+)	Form of Non-Employee Director Nonqualified Stock Option Agreement	8-K	10.4	05/02/06
10.17(+)	Severance Plan	10-K	10.16	02/28/13
10.18(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013	8-K	10.1	05/02/13
10.19(+)	Offer Letter for Peter A. Foyo, dated December 16, 2013	8-K	10.1	12/19/13
10.20(+)	International Assignment Agreement between NII Holdings, Inc. and Gokul Hemmady	8-K	10.1	07/12/13
10.21	Form of Director and Executive Officer Indemnification Agreement	10-K	10.2	02/28/14
10.22(+)	Employment Agreement between Comunicaciones Nextel de Mexico, S.A. de C.V. and Salvador Alvarez Valdes, dated as of July 3, 2014.				*
10.23(+)	Amendment No. 1 to the Employment Agreement, dated February 23, 2015, between Comunicaciones Nextel de Mexico, S.A. de C.V. and Salvador Alvarez Valdes.				*
10.24	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings, Inc.	8-K	2.1	01/26/15

10.25
Plan Support Agreement, dated March 5, 2015, by and among NII Holdings, Inc., NII Capital Corp., NII Funding Corp., NII Aviation, Inc., Nextel International (Services), Ltd., NII Global Holdings, Inc., NII International Holdings S.a.r.l., NII International Telecom S.C.A., NII Mercosur, LLC, McCaw International (Brazil), LLC, Airfone Holdings, LLC, and NIU Holdings LLC, entities managed by Aurelius Capital Management, LP, entities managed by Capital Research and Management Company, members of the Ad Hoc Committee of Luxco Holders, and the Official Committee of Unsecured Creditors of NII Holdings, Inc., et al.
		8-K	10.1	03/06/15
12.1	Computation of Ratio of Earnings to Fixed Charges				*
16.1	PricewaterhouseCoopers LLP Letter of Concurrence, dated March 4, 2014	8-K	16.1	03/05/14
21.1	Subsidiaries of NII Holdings				*
23.1	Consent of KPMG LLP				*
23.2	Consent of PricewaterhouseCoopers LLP				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350				*
99.1	Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K	99.1	02/28/14
99.2	Credit Agreement, dated July 12, 2011, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K	99.2	02/28/14
99.3	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K	99.3	02/28/14
99.4	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K	99.4	02/28/14
99.5	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	10-K	99.5	02/28/14
99.6	Bank Credit Certificate, dated October 31, 2012, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	10-K	99.6	02/28/14
99.7	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K/A	99.7	02/28/14
99.8	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K/A	99.8	02/28/14
99.9	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)	10-K/A	99.9	02/28/14
99.10	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)	10-K/A	99.10	02/28/14

99.11
Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)
*
99.12
Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Comunicaciones Nextel de Mexico, S.A. de C.V., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)
*
99.13
Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure)
*
99.14
Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure)
*
99.15	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal	*
99.16	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	*
99.17	Mutual Standstill Agreement, dated February 13, 2015, between Nextel Telecomunicações Ltda., Nextel Telecomunicações S.A., Caixa Econômica Federal and Banco do Brasil, S.A.	*
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.