Form 10-Q
period 2015-03-31
NII HOLDINGS INC
filed 2015-05-07
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 4, 2015
Common Stock, $0.001 par value per share	172,363,259

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$616,744	$573,600
Short-term investments	157,044	153,612
Accounts receivable, net of allowance for doubtful accounts of $47,227 and $55,015	346,772	398,678
Handset and accessory inventory	172,039	207,633
Deferred income taxes, net	41,342	50,692
Prepaid expenses and other	403,987	329,197
Total current assets	1,737,928	1,713,412
Property, plant and equipment, net	2,088,365	2,432,933
Intangible assets, net	687,657	822,124
Deferred income taxes, net	7,116	5,767
Other assets	375,899	456,355
Total assets	$4,896,965	$5,430,591

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$204,430	$279,804
Accrued expenses and other	472,195	562,988
Deferred revenues	71,627	89,019
Current portion of long-term debt	1,058,351	777,569
Total current liabilities	1,806,603	1,709,380
Long-term debt	687,094	734,823
Deferred income tax liabilities	43,237	58,088
Other long-term liabilities	272,322	299,571
Total liabilities not subject to compromise	2,809,256	2,801,862
Liabilities subject to compromise (Note 2)	4,591,702	4,593,493
Commitments and contingencies (Note 8)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 600,000 shares authorized, 172,363 shares issued and outstanding — 2015 and 2014	172	172
Paid-in capital	1,519,254	1,517,081
Accumulated deficit	(2,460,181)	(2,150,664)
Accumulated other comprehensive loss	(1,563,238)	(1,331,353)
Total stockholders’ deficit	(2,503,993)	(1,964,764)
Total liabilities and stockholders’ deficit	$4,896,965	$5,430,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended March 31,
	2015	2014

Operating revenues
Service and other revenues	$719,477	$900,006
Handset and accessory revenues	44,392	55,775
	763,869	955,781
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	291,593	319,783
Cost of handsets and accessories	160,070	261,150
Selling, general and administrative	333,603	433,712
Impairment and restructuring charges (benefits)	7,296	(2,527)
Depreciation	116,056	139,018
Amortization	20,091	16,935
	928,709	1,168,071
Operating loss	(164,840)	(212,290)
Other (expense) income
Interest expense, net	(56,695)	(140,191)
Interest income	10,317	20,094
Foreign currency transaction (losses) gains, net	(93,427)	3,827
Other income (expense), net	9,854	(4,670)
	(129,951)	(120,940)
Loss from continuing operations before reorganization items and income tax provision	(294,791)	(333,230)
Reorganization items (Note 2)	(13,609)	—
Income tax provision	(1,088)	(5,040)
Net loss from continuing operations	(309,488)	(338,270)
Loss from discontinued operations, net of income taxes	(29)	(37,809)
Net loss	$(309,517)	$(376,079)

Net loss from continuing operations per common share, basic and diluted	$(1.80)	$(1.97)
Net loss from discontinued operations per common share, basic and diluted	—	(0.22)
Net loss per common share, basic and diluted	$(1.80)	$(2.19)

Weighted average number of common shares outstanding, basic and diluted	172,363	172,105

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(235,248)	$8,419
Other	3,363	(569)
Other comprehensive (loss) income	(231,885)	7,850
Net loss	(309,517)	(376,079)
Total comprehensive loss	$(541,402)	$(368,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT For the Three Months Ended March 31, 2015 (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2015	172,363	$172	$1,517,081	$(2,150,664)	$(1,331,353)	$(1,964,764)
Net loss	—	—	—	(309,517)	—	(309,517)
Other comprehensive loss	—	—	—	—	(231,885)	(231,885)
Share-based compensation activity	—	—	2,173	—	—	2,173
Balance, March 31, 2015	172,363	$172	$1,519,254	$(2,460,181)	$(1,563,238)	$(2,503,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2015 and 2014 (in thousands) Unaudited

	2015	2014

Cash flows from operating activities:
Net loss	$(309,517)	$(376,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	29	37,809
Amortization of debt discounts and financing costs	4,973	5,140
Depreciation and amortization	136,147	155,953
Provision for losses on accounts receivable	26,582	27,485
Foreign currency transaction losses (gains), net	93,427	(3,827)
Impairment charges, restructuring charges and losses on disposals of fixed assets	5,826	(2,164)
Deferred income tax (benefit) provision	(5,431)	419
Share-based payment expense	1,571	4,836
(Gain) loss on derivative instruments	(10,693)	623
Other, net	1,521	6,764
Change in assets and liabilities:
Accounts receivable	(25,086)	(10,458)
Prepaid value-added taxes	(24,989)	(3,128)
Handset and accessory inventory	20,192	(69,949)
Prepaid expenses and other	(64,596)	(164,258)
Other long-term assets	19,500	(19,793)
Accrued value-added taxes	8,051	320
Accounts payable, accrued expenses, deferred revenues and other	(48,351)	(53,026)
Total operating cash used in continuing operations	(170,844)	(463,333)
Total operating cash used in discontinued operations	(11)	(22,226)
Net cash used in operating activities	(170,855)	(485,559)
Cash flows from investing activities:
Capital expenditures	(97,796)	(178,477)
Purchases of investments	(342,366)	(203,232)
Proceeds from sales of investments	333,055	510,117
Change in restricted cash and escrow accounts	(4,829)	(16,060)
Payments for purchases of licenses and other	(4,928)	(18,059)
Total investing cash (used in) provided by continuing operations	(116,864)	94,289
Total investing cash used in discontinued operations	—	(3,880)
Net cash (used in) provided by investing activities	(116,864)	90,409
Cash flows from financing activities:
Proceeds from debtor-in-possession loan	340,375	—
Borrowings under equipment financing facilities and other	—	14,691
Repayments under capital leases, equipment financing and other	(3,015)	(18,841)
Other, net	(1,441)	(490)
Net cash provided by (used in) financing activities	335,919	(4,640)
Effect of exchange rate changes on cash and cash equivalents	(5,056)	(34,224)
Change in cash and cash equivalents related to discontinued operations	—	(2,668)
Net increase (decrease) in cash and cash equivalents	43,144	(436,682)
Cash and cash equivalents, beginning of period	573,600	1,730,335
Cash and cash equivalents, end of period	$616,744	$1,293,653
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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2014. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Sale of Nextel Mexico. On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T, Inc., or AT&T, for the sale of our operations in Mexico, which we refer to as Nextel Mexico, for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances on the closing date, and subject to other specified adjustments. On April 30, 2015, the sale of Nextel Mexico was completed. After deducting Nextel Mexico's outstanding indebtedness, net of its cash balances, and applying estimates of other specified purchase price adjustments at closing, we received $1.448 billion in net proceeds, including $187.5 million in proceeds that were placed into escrow to secure specified indemnity obligations. As of March 31, 2015, as a result of pending regulatory approvals, we determined that the sale of Nextel Mexico was not probable and therefore did not account for Nextel Mexico as a discontinued operation in this quarterly report on Form 10-Q.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.   There were no new accounting standards issued during the three months ended March 31, 2015 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

On November 24, 2014, certain of the holders of the senior notes issued by NII Capital Corp. and NIIT, certain other creditors and the official committee of unsecured creditors appointed in the Chapter 11 cases, which we refer to as the Committee, reached

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement regarding the terms of a plan of reorganization, which we refer to as the Original Plan, and the debtors, consenting parties and the Committee entered into a plan support agreement, which we refer to as the Original PSA, that governed the respective parties' obligations in connection with the formulation and filing of, and the solicitation of votes with respect to, the Original Plan. The Original Plan and a related disclosure statement were filed with the Bankruptcy Court on December 22, 2014. On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement providing for the sale of Nextel Mexico to AT&T. Because the proposed sale of Nextel Mexico was inconsistent with the terms of the Original PSA and the Original Plan, NII Holdings, Inc. exercised its right to terminate the Original PSA.

On March 5, 2015, certain of the debtors, holders of approximately $1.93 billion, or 70%, of the senior notes issued by NII Capital Corp. and approximately $1.15 billion, or 72%, of the senior notes issued by NIIT, which we refer to collectively as the Consenting Creditors, and the Committee reached agreement regarding the terms of a revised plan of reorganization, which we refer to as the Revised Plan, that takes into account the impact of the sale of Nextel Mexico. Certain debtors, the Consenting Creditors and the Committee entered into a Revised PSA that governs the respective parties' obligations in connection with the formulation, filing and solicitation of votes with respect to the Revised Plan. The Revised Plan was filed with the Bankruptcy Court on March 13, 2015, and on April 20, 2015, the Bankruptcy Court approved the distribution of a related disclosure statement in connection with the solicitation of votes to approve the Revised Plan. The Revised Plan provides for, among other things, the distribution of a portion of the net proceeds of the sale of Nextel Mexico to holders of the senior notes issued by NII Capital Corp. and NIIT and for the conversion of the remaining balance of these senior notes into equity interests in the reorganized company. The Revised Plan also includes a settlement of certain estate claims and claims related to the purported release of certain guarantees of our NII Capital Corp. senior notes due 2016 and 2019. The terms of the Revised PSA and the Revised Plan do not provide for any return of value to equity holders. In addition, the Revised PSA requires, among other things, (i) the plan proponents to file and solicit votes on the Revised Plan; (ii) the consenting parties to vote in favor of and otherwise support the Revised Plan; and (iii) the parties thereto to use commercially reasonable efforts to obtain confirmation of the Revised Plan and consummate the transactions contemplated under the plan term sheet that is part of the Revised PSA. The Revised PSA may be terminated under various circumstances, including if the Revised Plan is not confirmed by specified dates.

As contemplated by the Revised PSA, and in order to provide us with the additional liquidity necessary to fund our business plan until the completion of the sale of Nextel Mexico, NIIT received the approval of the Bankruptcy Court to enter into a debtor-in-possession, or DIP, loan agreement with certain lenders who were also creditors in the Chapter 11 proceedings. Loans under the DIP loan agreement were guaranteed by NII Holdings, Inc. and certain of its subsidiaries that are also debtors-in-possession under the Chapter 11 proceedings. On March 24, 2015, NIIT borrowed $350.0 million in the form of a non-revolving loan agreement. On April 30, 2015, we completed the sale of Nextel Mexico and used a portion of the net proceeds received from this sale to repay all outstanding principal and interest in full.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The circumstances leading to our decision to seek relief under Chapter 11 and their impact on our business, including on our liquidity and the uncertainties associated with the Chapter 11 process, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. See Note 6 for more information on financial covenants. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of any of the uncertainties described herein.

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

We report interest expense incurred subsequent to our Chapter 11 filing date only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms, if any, has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. As a result, we have not accrued interest that we believe is not probable of being treated as an allowed claim in the Chapter 11 cases. As a result, during the three months ended March 31, 2015, we did not accrue interest aggregating $101.4 million on our NII Capital Corp. and NIIT senior notes subsequent to our Chapter 11 filing date.

As of March 31, 2015, we classified the entire principal balance of our NII Capital Corp. and NIIT senior notes, as well as interest that was accrued and due but unpaid prior to our Chapter 11 filing date, as liabilities subject to compromise in accordance with the requirements of reorganization accounting since these notes are obligations of debtor entities. The components of our liabilities subject to compromise are as follows (in thousands):

March 31, 2015
7.625% Capital Corp. senior notes due 2021	$1,450,000
8.875% Capital Corp. senior notes due 2019	500,000
10.0% Capital Corp. senior notes due 2016	800,000
7.875% NII International Telecom S.C.A. senior notes due 2019	700,000
11.375% NII International Telecom S.C.A. senior notes due 2019	900,000
Total debt subject to compromise	4,350,000
Accrued interest on debt subject to compromise	203,010
Accounts payable	4,038
Accrued expenses and other	34,654
Total liabilities subject to compromise	$4,591,702

Reorganization Items.

We classify all income, expenses, gains or losses that are incurred or realized as a result of the commencement of the Chapter 11 cases as reorganization items in our condensed consolidated statements of comprehensive loss. In addition, we report professional fees and related costs associated with and incurred during the Chapter 11 cases as reorganization items. We also reclassify interest income earned by the debtors that would not have been earned but for our Chapter 11 filing as reorganization items. During the first quarter of 2015, we recognized $13.6 million in professional fees and other costs related to our Chapter 11 filing as reorganization items.

In accordance with the requirements of reorganization accounting, the following are condensed combined financial statements of the debtor entities:

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED BALANCE SHEET (in thousands)

March 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$455,895
Short-term intercompany receivables	130,442
Accounts receivable, prepaid expenses and other	23,017
Total current assets	609,354
Property, plant and equipment, net	44,518
Intangible assets, net	18,000
Long-term intercompany receivables	1,803,853
Other assets	698
Total assets	$2,476,423
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$1,838
Accrued expenses and other	29,564
Debtor-in-possession loan	340,526
Total current liabilities	371,928
Other long-term liabilities	4,216
Total liabilities not subject to compromise	376,144
Liabilities subject to compromise	4,591,702
Intercompany liabilities subject to compromise	12,570
Total liabilities	4,980,416
Total stockholders’ deficit	(2,503,993)
Total liabilities and stockholders’ deficit	$2,476,423
_______________________________________

(1)
The condensed combined balance sheet above includes those subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code as of March 31, 2015. These debtor subsidiaries consisted of: Nextel International Services, Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings, LLC.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED STATEMENT OF COMPREHENSIVE LOSS (in thousands)

Three Months Ended March 31,
2015

Operating revenues	$91
Operating expenses
Selling, general and administrative	24,667
Impairment and restructuring charges	1,642
Intercompany transactions	(4,872)
Depreciation and amortization	3,728
25,165
Operating loss	(25,074)
Other expense
Interest expense, net	(789)
Interest income	70
Intercompany interest income	10,194
Equity in losses of non-debtor subsidiaries	(280,450)
Other income, net	979
(269,996)
Loss before reorganization items and income tax provision	(295,070)
Reorganization items	(13,609)
Income tax provision	(838)
Net loss	$(309,517)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(235,248)
Other	3,363
Other comprehensive loss	(231,885)
Net loss	(309,517)
Total comprehensive loss	$(541,402)
_______________________________________

(1)
The condensed combined statement of comprehensive loss above includes those subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code as of March 31, 2015. These debtor subsidiaries consisted of: Nextel International Services, Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings, LLC.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NII HOLDINGS, INC. AND CERTAIN SUBSIDIARIES (DEBTORS-IN-POSSESSION) (1) CONDENSED COMBINED STATEMENT OF CASH FLOWS (in thousands)

Three Months Ended March 31, 2015

Cash flows from operating activities:
Net loss	$(309,517)
Adjustments to reconcile net loss to net cash used in operating activities	273,534
Net cash used in operating activities	(35,983)
Cash flows from investing activities:
Capital expenditures	(511)
Intercompany loans	(169,000)
Investments in and advances to non-debtor subsidiaries	(100)
Change in restricted cash and escrow accounts	407
Net cash used in investing activities	(169,204)
Cash flows from financing activities:
Proceeds from issuance of debtor-in-possession financing	340,375
Payment of debt financing costs	(983)
Net cash provided by financing activities	339,392
Net increase in cash and cash equivalents	134,205
Cash and cash equivalents, beginning of period	321,690
Cash and cash equivalents, end of period	$455,895
_______________________________________

(1)
The condensed combined statement of cash flows above includes those subsidiaries of NII Holdings, Inc. that had filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code as of March 31, 2015. These debtor subsidiaries consisted of: Nextel International Services, Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings, LLC.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Value-added taxes	$99,398	$137,699
Prepaid spectrum fees	94,772	831
Other prepaid assets	107,853	116,374
Other current assets	101,964	74,293
	$403,987	$329,197
Restricted Cash.
As of March 31, 2015 and December 31, 2014, we had $96.8 million and $107.8 million, respectively, in restricted cash, the majority of which was included in other long-term assets and was comprised of cash held in escrow in connection with the sale of Nextel Peru, judicial deposits in Brazil and a debt service reserve account related to Nextel Mexico's equipment financing facility.
Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$6,023	$6,777
Building and leasehold improvements	129,025	137,235
Network equipment, communication towers and network software	3,703,639	4,074,786
Software, office equipment, furniture and fixtures and other	619,230	678,300
Less: Accumulated depreciation and amortization	(2,508,747)	(2,669,566)
	1,949,170	2,227,532
Construction in progress	139,195	205,401
	$2,088,365	$2,432,933

During the three months ended March 31, 2015 and 2014, we capitalized $1.3 million and $12.7 million of interest, respectively.

Intangible Assets, Net.
Our intangible assets include the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortizable intangible assets:
Licenses	$950,832	$(281,175)	$669,657	$1,091,405	$(287,281)	$804,124
The carrying values of our licenses decreased significantly from December 31, 2014 to March 31, 2015 as the result of declining local currency values in all of our markets. As of both March 31, 2015 and December 31, 2014, the balance of our indefinite lived intangible assets was $18.0 million.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-income based taxes	$71,447	$87,127
Payroll related items and commissions	58,796	66,598
Network system and information technology	50,761	62,229
Capital expenditures	35,680	106,295
Other	255,511	240,739
	$472,195	$562,988
Accumulated Other Comprehensive Loss. As of March 31, 2015 and December 31, 2014, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Cumulative foreign currency translation adjustment	$(1,561,251)	$(1,326,003)
Other	(1,987)	(5,350)
	$(1,563,238)	$(1,331,353)

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$97,796	$178,477
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(70,615)	(61,265)
	$27,181	$117,212
We did not have any non-cash investing or financing activities during the three months ended March 31, 2015. For the three months ended March 31, 2014, we had $45.2 million in non-cash financing activities related to borrowings under our equipment financing facility in Mexico.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three months ended March 31, 2015, we recognized $23.5 million in revenue-based taxes and other excise taxes. For the three months ended March 31, 2014, we recognized $31.1 million in revenue-based taxes and other excise taxes.
Diluted Net Loss Per Common Share.  As presented for the three months ended March 31, 2015 and 2014, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive to our net loss from continuing operations per common share for those periods. For the three months ended March 31, 2015, we did not include 5.3 million stock options and 0.7 million in shares of restricted stock for the period in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three months ended March 31, 2014, we did not include 47.4 million stock options and 33.6 million

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in shares of restricted stock in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Note 4.	Discontinued Operations

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. During the first quarter of 2014, we recognized an immaterial amount of income related to Nextel Peru.

In connection with the sale of Nextel Chile, we have reported the results of this operating company as discontinued operations in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Chile's results of operations for all periods presented to reflect Nextel Chile as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of loss from discontinued operations related to Nextel Chile were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating revenues	$—	$14,433
Operating expenses	—	(41,223)
Other expense, net	—	(11,040)
Loss before income tax provision	—	(37,830)
Income tax provision	—	—
	—	(37,830)
(Loss) income on disposal of Nextel Chile and Nextel Peru	(29)	21
Loss from discontinued operations, net of income taxes	$(29)	$(37,809)

Note 5.	Impairment and Restructuring Charges (Benefits)

During the first quarter of 2015, Nextel Brazil recognized $3.7 million in non-cash asset impairment charges related to the abandonment of transmitter and receiver sites and $2.0 million in severance and other related costs as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. Total impairment and restructuring charges (benefits) by operating segment for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Brazil	$5,654	$—
Mexico	—	(562)
Argentina	—	—
Corporate	1,642	(1,965)
Total impairment and restructuring charges (benefits)	$7,296	$(2,527)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2015, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2015	$8,250
Restructuring charges	1,516
Cash payments	(7,744)
Balance, March 31, 2015	$2,022

Note 6.	Debt
Chapter 11 Filing. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT, filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The Chapter 11 proceedings of one of those subsidiaries were dismissed on April 30, 2015 in connection with the completion of the sale of Nextel Mexico.
These filings constituted an event of default under the NII Capital Corp. and NIIT senior notes; however, the holders of these senior notes are currently precluded from taking any action with respect to such events of default under the Bankruptcy Code. The Revised Plan, which remains subject to creditor and Bankruptcy Court approval, contemplates that these senior notes will be canceled in exchange for the distributions provided for in the Revised Plan. As a result of the commencement of the Chapter 11 cases, the obligations evidenced by the NII Capital Corp. and NIIT senior notes are included in liabilities subject to compromise on our condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. See Note 2 for more information. The financings included in the table below are considered not subject to compromise.

	March 31, 2015	December 31, 2014
	(in thousands)
Brazil equipment financing	$366,937	$366,937
Debtor-in-possession loan	340,526	—
Mexico equipment financing	322,993	322,993
Brazil bank loans	284,709	343,915
Mexico capital lease and tower financing obligations	253,499	264,130
Brazil capital lease and tower financing obligations	175,740	213,163
Other	1,041	1,254
Total debt	1,745,445	1,512,392
Less: current portion	(1,058,351)	(777,569)
	$687,094	$734,823

Debtor-in-Possession Loan.

On March 23, 2015, NIIT received the approval of the Bankruptcy Court to enter into a DIP loan agreement with certain lenders who were also creditors in the Chapter 11 proceedings. Loans under the DIP loan agreement were guaranteed by NII Holdings, Inc. and certain of its subsidiaries that are also debtors-in-possession under the Chapter 11 proceedings. On March 24, 2015, NIIT borrowed $350.0 million in the form of a non-revolving loan under this loan agreement, which we recorded as current portion of long-term debt on our condensed consolidated balance sheet as of March 31, 2015. We received $339.4 million in net proceeds after deducting $9.6 million in original issue discount and lender fees and $1.0 million in transaction costs. On April 30, 2015, we used a portion of the net proceeds received from the sale of Nextel Mexico to repay all outstanding principal and interest under this loan.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank Loans.
As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenants included in each of Nextel Brazil's outstanding local bank loans. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally commit the lenders to sign amendments, which we refer to as the second amendments, that implement permanent amendments to the terms of the local bank loans, including with respect to the financial covenants and principal repayment schedule for these loans. Among others, the signing of the second amendments is subject to the following conditions:

•	our emergence from the Chapter 11 proceedings on or prior to September 15, 2015;

•	the absence of an insolvency event involving Nextel Brazil;

•	the absence of events of default other than those waived or suspended in the standstill agreements; and

•	the execution of agreements subordinating any amounts due under intercompany loans between NIIT and Nextel Brazil.
If one or more of the conditions listed above is not met, the lenders providing the local bank loans will not be required to enter into the second amendments and will have the right to terminate the standstill agreement and exercise all remedies under the agreements in place, including but not limited to declaring an event of default for noncompliance with the financial covenants and/or nonpayment of amounts due under the repayment schedule. Following the declaration of an event of default, the lenders have the right to accelerate the loans and proceed with claims against the collateral. Because we were not in compliance with the financial covenants at the most recent measurement date and the second amendments have not yet been executed pursuant to the standstill agreements, we classified the principal amounts outstanding under these local bank loans as current liabilities in our condensed consolidated balance sheet as of March 31, 2015.
Concurrent with the execution of the standstill agreements, Nextel Brazil and the lenders entered into amendments to the agreements relating to the local bank loans, which we refer to as the first amendments, under which Nextel Brazil granted the lenders a security interest over amounts held at any given time in certain collection accounts maintained with each lender. These first amendments also increase the interest margin on the loans from approximately 115% of the local Brazilian borrowing rate to approximately 140% of this local rate.
Equipment Financing Facilities.
In December 2014, Nextel Brazil and Nextel Mexico and the lender under the equipment financing facilities agreed to amendments to those facilities that removed all financial covenants beginning with the December 31, 2014 measurement date and continuing through the June 30, 2017 measurement date. In exchange for that covenant relief, Nextel Brazil granted the lender of its equipment financing facility preferential rights to the amounts held in certain bank accounts, and Nextel Mexico's parent company, Nextel International Uruguay, LLC, granted the lender of its equipment financing facility a pledge on the shares it holds in Nextel Mexico. In addition, Nextel Brazil has the option to defer principal amortization payments in exchange for an upfront payment of 17% of the amounts outstanding under its equipment financing facility as of August 31, 2014. As a result of the amendment of our equipment financing facility in Mexico, we classified the principal amount outstanding under this facility as long-term debt in our condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. Because of certain cross-default provisions included in our equipment financing facility in Brazil, we classified the principal amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. We do not have the ability to borrow additional amounts under these equipment financing facilities.
On April 30, 2015, in connection with the sale of Nextel Mexico, we repaid all amounts outstanding under its equipment financing facility, and the pledge of shares in Nextel Mexico and the other security interests granted to secure Nextel Mexico's obligations under the equipment financing facility were released. See Note 12 for more information on the sale of Nextel Mexico.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of March 31, 2015 and December 31, 2014, available-for-sale securities included $100.5 million and $110.1 million, respectively, in short-term investments made by Nextel Brazil in two investment funds and certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. As of March 31, 2015 and December 31, 2014, available-for-sale securities also included $45.0 million and $43.5 million, respectively, in short-term investments made by Nextel Argentina in local money market funds. All of these securities are either government or corporate rated bonds with underlying performance linked to the U.S. dollar. During the three months ended March 31, 2015 and 2014, we did not have any material unrealized gains or losses associated with these investments.
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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net (1)	$2,750,000	$1,046,225	$2,750,000	$648,500
NII International Telecom S.C.A. senior notes, net (1)	1,600,000	1,508,250	1,600,000	1,166,500
Equipment financing	689,930	700,206	689,930	620,125
Debtor-in-possession loan	340,526	347,661	—	—
Bank loans and other	285,750	303,687	345,169	275,653
	$5,666,206	$3,906,029	$5,385,099	$2,710,778
_______________________________________
(1) As of March 31, 2015 and December 31, 2014, both our senior notes held by NII Capital Corp. and our senior notes held by NII International Telecom S.C.A. are classified as liabilities subject to compromise in our condensed consolidated balance sheet.
We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices in an active market, we consider this Level 1 in the fair value hierarchy.
Bank loans and other consists primarily of loans with certain banks in Brazil. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR and zero-coupon yield curves, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds and consider these measurements to be Level 2 in the fair value hierarchy.
Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities on our balance sheet at their fair value. As of March 31, 2015, Nextel Brazil had $11.6 million in derivative instruments that were classified as short-term investments on our condensed consolidated balance sheet, and we consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other income (expense), net on our condensed consolidated statement of comprehensive loss. For the three months ended March

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31, 2015, Nextel Brazil recognized unrealized gains of $9.9 million from the changes in the estimated fair value of its derivative instruments and an immaterial amount of realized gains. The gains and losses recognized in the three months ended March 31, 2014 were not material.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

Note 8.	Commitments and Contingencies
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, Nextel Brazil had accrued liabilities of $58.2 million and $69.7 million, respectively, related to contingencies, all of which were reported as a component of other long-term liabilities, of which $5.5 million and $8.0 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $300.0 million as of March 31, 2015. We evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies on an ongoing basis. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11, and a fifth additional subsidiary filed a voluntary petition seeking relief under Chapter 11 on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings LLC. The debtors continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s other subsidiaries, including its operating subsidiaries, are not debtors in the Chapter 11 case. As a result of the bankruptcy proceedings, the pending litigation against the debtors is stayed. Subject to

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 proceedings, no party can take further actions to recover pre-petition claims against the Company.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2014, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2015 and subsequent years. We maintained this same valuation allowance position through the first quarter of 2015.

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

	Brazil	Mexico	Argentina	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2015
Operating revenues	$363,356	$301,415	$99,046	$52	$763,869
Segment earnings (losses)	$3,523	$(19,028)	$18,189	$(24,081)	$(21,397)
Less:
Impairment and restructuring charges					(7,296)
Depreciation and amortization					(136,147)
Foreign currency transaction losses, net					(93,427)
Interest expense and other, net					(36,524)
Loss from continuing operations before reorganization items and income tax provision					$(294,791)
Capital expenditures	$14,828	$8,786	$3,477	$90	$27,181

Three Months Ended March 31, 2014
Operating revenues	$461,224	$381,844	$112,680	$33	$955,781
Segment (losses) earnings	$(29,145)	$(12,540)	$26,978	$(44,157)	$(58,864)
Less:
Impairment and restructuring benefits					2,527
Depreciation and amortization					(155,953)
Foreign currency transaction gains, net					3,827
Interest expense and other, net					(124,767)
Loss from continuing operations before reorganization items and income tax provision					$(333,230)
Capital expenditures	$67,688	$38,522	$5,252	$5,750	$117,212

March 31, 2015
Identifiable assets	$2,441,701	$1,615,356	$269,834	$570,074	$4,896,965
December 31, 2014
Identifiable assets	$2,991,959	$1,721,710	$279,714	$437,208	$5,430,591

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Condensed Consolidating Financial Statements
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
In connection with the issuance of the notes and the guarantees thereof, we are required to provide certain condensed consolidating financial information. Included in the tables below are condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, as well as condensed consolidating statements of comprehensive loss for the three months ended March 31, 2015 and 2014 and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, of: (a) the parent company, NII Holdings, Inc.; (b) the subsidiary issuer, NII Capital Corp.; (c) the guarantor subsidiaries on a combined basis; (d) the non-guarantor subsidiaries on a combined basis; (e) consolidating adjustments; and (f) NII Holdings, Inc. and subsidiaries on a consolidated basis.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2015

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)(1)	Guarantor Subsidiaries(2)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$71,776	$25,173	$13,425	$506,370	$—	$616,744
Short-term investments	—	—	—	157,044	—	157,044
Accounts receivable, net	—	—	280	346,492	—	346,772
Short-term intercompany receivables	28,816	65,132	101,682	7,464	(203,094)	—
Handset and accessory inventory	—	—	—	172,039	—	172,039
Deferred income taxes, net	—	—	137	41,205	—	41,342
Prepaid expenses and other	7,678	—	10,638	385,671	—	403,987
Total current assets	108,270	90,305	126,162	1,616,285	(203,094)	1,737,928
Property, plant and equipment, net	—	—	44,518	2,043,847	—	2,088,365
Intangible assets, net	18,000	—	—	669,657	—	687,657
Deferred income taxes, net	—	12,481	—	7,121	(12,486)	7,116
Long-term intercompany receivables	889,977	2,980,033	—	1,354	(3,871,364)	—
Other assets	373	—	325	375,201	—	375,899
Total assets	$1,016,620	$3,082,819	$171,005	$4,713,465	$(4,086,944)	$4,896,965

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$—	$—	$1,838	$202,592	$—	$204,430
Short-term intercompany payables	—	—	2,243	188,677	(190,920)	—
Accrued expenses and other	—	—	24,277	448,195	(277)	472,195
Deferred revenues	—	—	—	71,627	—	71,627
Current portion of long-term debt	—	—	—	1,058,351	—	1,058,351
Total current liabilities	—	—	28,358	1,969,442	(191,197)	1,806,603
Long-term debt	—	—	—	687,094	—	687,094
Deferred income tax liabilities	2,914	—	11,459	41,350	(12,486)	43,237
Long-term intercompany payables and amounts due to affiliates	—	—	157,318	147,613	(304,931)	—
Other long-term liabilities	15	—	2,314	269,993	—	272,322
Total liabilities not subject to compromise	2,929	—	199,449	3,115,492	(508,614)	2,809,256
Liabilities subject to compromise	30,584	2,858,128	8,109	1,694,881	—	4,591,702
Intercompany liabilities subject to compromise	3,487,100	115,459	1,492,946	709,392	(5,804,897)	—
Total liabilities subject to compromise	3,517,684	2,973,587	1,501,055	2,404,273	(5,804,897)	4,591,702
Total stockholders’ (deficit) equity	(2,503,993)	109,232	(1,529,499)	(806,300)	2,226,567	(2,503,993)
Total liabilities and stockholders’ (deficit) equity	$1,016,620	$3,082,819	$171,005	$4,713,465	$(4,086,944)	$4,896,965
_______________________________________

(1)	NII Capital Corp. is the issuer of our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

(2)
Represents our subsidiaries that have provided guarantees of the obligations of NII Capital Corp. under our 7.625% senior notes due 2021, our 10.0% senior notes due 2016 and our 8.875% senior notes due 2019.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

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

LIABILITIES AND STOCKHOLDERS’ EQUITY
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

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2015

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$91	$763,778	$—	$763,869
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	451,663	—	451,663
Selling, general and administrative	428	2	23,295	310,800	(922)	333,603
Impairment and restructuring charges	—	—	1,642	5,654	—	7,296
Intercompany transactions	—	—	(4,872)	4,935	(63)	—
Depreciation and amortization	—	—	3,728	132,419	—	136,147
	428	2	23,793	905,471	(985)	928,709
Operating loss	(428)	(2)	(23,702)	(141,693)	985	(164,840)
Other (expense) income
Interest expense, net	—	—	—	(56,695)	—	(56,695)
Intercompany interest expense	26	—	—	(613)	587	—
Interest income	—	—	1	10,316	—	10,317
Intercompany interest income	147	6	461	(27)	(587)	—
Foreign currency transaction losses, net	—	—	—	(93,427)	—	(93,427)
Equity in loss of affiliates	(324,889)	(273,076)	(272,014)	—	869,979	—
Other income, net	985	—	—	9,854	(985)	9,854
	(323,731)	(273,070)	(271,552)	(130,592)	868,994	(129,951)
Loss from continuing operations before reorganization items and income tax benefit (provision)	(324,159)	(273,072)	(295,254)	(272,285)	869,979	(294,791)
Reorganization items	—	—	(14,159)	550	—	(13,609)
Income tax benefit (provision)	14,642	(1,080)	(14,400)	(250)	—	(1,088)
Net loss from continuing operations	(309,517)	(274,152)	(323,813)	(271,985)	869,979	(309,488)
Loss from discontinued operations, net of income taxes	—	—	—	(29)	—	(29)
Net loss	$(309,517)	$(274,152)	$(323,813)	$(272,014)	$869,979	$(309,517)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(235,248)	$(235,401)	$(235,401)	$(235,401)	$706,203	$(235,248)
Other	3,363	3,363	3,363	3,363	(10,089)	3,363
Other comprehensive loss	(231,885)	(232,038)	(232,038)	(232,038)	696,114	(231,885)
Net loss	(309,517)	(274,152)	(323,813)	(272,014)	869,979	(309,517)
Total comprehensive loss	$(541,402)	$(506,190)	$(555,851)	$(504,052)	$1,566,093	$(541,402)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Operating revenues	$—	$—	$824	$955,725	$(768)	$955,781
Operating expenses
Cost of revenues (exclusive of depreciation and amortization included below)	—	—	—	580,933	—	580,933
Selling, general and administrative	803	—	43,623	391,703	(2,417)	433,712
Impairment and restructuring benefits	—	—	(1,965)	(562)	—	(2,527)
Intercompany transactions	—	—	(15,389)	16,668	(1,279)	—
Depreciation and amortization	—	—	6,027	149,926	—	155,953
	803	—	32,296	1,138,668	(3,696)	1,168,071
Operating loss	(803)	—	(31,472)	(182,943)	2,928	(212,290)
Other (expense) income
Interest expense, net	(141)	(60,625)	(235)	(79,190)	—	(140,191)
Intercompany interest expense	(57,896)	—	(17)	(12,578)	70,491	—
Interest income	102	—	3	19,989	—	20,094
Intercompany interest income	81	70,202	206	2	(70,491)	—
Foreign currency transaction gains, net	—	—	—	3,827	—	3,827
Equity in loss of affiliates	(327,550)	(298,731)	(297,709)	—	923,990	—
Other income (expense), net	2,928	—	—	(4,957)	(2,641)	(4,670)
	(382,476)	(289,154)	(297,752)	(72,907)	921,349	(120,940)
Loss from continuing operations before income tax benefit (provision)	(383,279)	(289,154)	(329,224)	(255,850)	924,277	(333,230)
Income tax benefit (provision)	7,200	(3,640)	(4,550)	(4,050)	—	(5,040)
Net loss from continuing operations	(376,079)	(292,794)	(333,774)	(259,900)	924,277	(338,270)
Loss from discontinued operations, net of income taxes	—	—	—	(37,809)	—	(37,809)
Net loss	$(376,079)	$(292,794)	$(333,774)	$(297,709)	$924,277	$(376,079)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$8,419	$8,159	$8,159	$8,159	$(24,477)	$8,419
Other	(569)	(569)	(569)	(569)	1,707	(569)
Other comprehensive income	7,850	7,590	7,590	7,590	(22,770)	7,850
Net loss	(376,079)	(292,794)	(333,774)	(297,709)	924,277	(376,079)
Total comprehensive loss	$(368,229)	$(285,204)	$(326,184)	$(290,119)	$901,507	$(368,229)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(309,517)	$(274,152)	$(323,813)	$(272,014)	$869,979	$(309,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	309,519	274,155	358,217	136,707	(939,925)	138,673
Total operating cash provided by (used in) continuing operations	2	3	34,404	(135,307)	(69,946)	(170,844)
Total operating cash used in discontinued operations	—	—	—	(11)	—	(11)
Net cash provided by (used in) operating activities	2	3	34,404	(135,318)	(69,946)	(170,855)
Cash flows from investing activities:
Capital expenditures	—	—	(514)	(97,282)	—	(97,796)
Purchases of investments	—	—	—	(342,366)	—	(342,366)
Proceeds from sales of investments	—	—	—	333,055	—	333,055
Investments in subsidiaries	(34,973)	—	—	—	34,973	—
Change in restricted cash and escrow accounts	—	—	—	(4,829)	—	(4,829)
Other, net	—	—	3	(4,931)	—	(4,928)
Net cash used in investing activities	(34,973)	—	(511)	(116,353)	34,973	(116,864)
Cash flows from financing activities:
Proceeds from debtor-in-possession loan	—	—	—	340,375	—	340,375
Capital contributions	—	—	(34,973)	—	34,973	—
Other, net	—	—	—	(4,456)	—	(4,456)
Net cash (used in) provided by financing activities	—	—	(34,973)	335,919	34,973	335,919
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,056)	—	(5,056)
Net (decrease) increase in cash and cash equivalents	(34,971)	3	(1,080)	79,192	—	43,144
Cash and cash equivalents, beginning of period	106,747	25,170	14,505	427,178	—	573,600
Cash and cash equivalents, end of period	$71,776	$25,173	$13,425	$506,370	$—	$616,744

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014

	NII Holdings, Inc. (Parent)	NII Capital Corp. (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(376,079)	$(292,794)	$(333,774)	$(297,709)	$924,277	$(376,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	336,162	293,000	286,455	(78,594)	(924,277)	(87,254)
Total operating cash (used in) provided by continuing operations	(39,917)	206	(47,319)	(376,303)	—	(463,333)
Total operating cash provided by (used in) discontinued operations	—	—	318	(22,544)	—	(22,226)
Net cash (used in) provided by operating activities	(39,917)	206	(47,001)	(398,847)	—	(485,559)
Cash flows from investing activities:
Capital expenditures	—	—	(1,700)	(176,777)	—	(178,477)
Purchases of investments	—	—	—	(203,232)	—	(203,232)
Proceeds from sales of investments	—	—	—	510,117	—	510,117
Investments in subsidiaries	(58,566)	(216)	—	—	58,782	—
Payments for purchases of licenses and other	—	—	—	(34,119)	—	(34,119)
Total investing cash (used in) provided by continuing operations	(58,566)	(216)	(1,700)	95,989	58,782	94,289
Total investing cash used in discontinued operations	—	—	—	(3,880)	—	(3,880)
Net cash (used in) provided by investing activities	(58,566)	(216)	(1,700)	92,109	58,782	90,409
Cash flows from financing activities:
Borrowings under equipment financing facilities and other	—	—	—	14,213	—	14,213
Repayments under bank loans, equipment financing and other	(2)	—	(463)	(18,388)	—	(18,853)
Capital contributions	—	10	58,466	306	(58,782)	—
Net cash (used in) provided by financing activities	(2)	10	58,003	(3,869)	(58,782)	(4,640)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(34,224)	—	(34,224)
Change in cash and cash equivalents related to discontinued operations	—	—	—	(2,668)	—	(2,668)
Net (decrease) increase in cash and cash equivalents	(98,485)	—	9,302	(347,499)	—	(436,682)
Cash and cash equivalents, beginning of period	356,314	—	5,586	1,368,435	—	1,730,335
Cash and cash equivalents, end of period	$257,829	$—	$14,888	$1,020,936	$—	$1,293,653

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.	Subsequent Event

On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances on the closing date, and subject to other specified adjustments. On April 30, 2015, the sale of Nextel Mexico was completed. After deducting Nextel Mexico's outstanding indebtedness, net of its cash balances, and applying estimates of other specified purchase price adjustments at closing, we received $1.448 billion in net proceeds, including $187.5 million in proceeds that were placed into escrow to secure specified indemnity obligations. We used a portion of the net proceeds to repay the $350.0 million in outstanding loans under the DIP loan agreement we entered into in March 2015. As a result of this repayment, we expect to record $10.6 million in interest expense during the second quarter of 2015 in connection with the recognition of the unamortized discount and deferred financing costs related to this loan.

As of March 31, 2015, as the result of pending regulatory approvals, we determined that the sale of Nextel Mexico was not probable and therefore did not account for Nextel Mexico as a discontinued operation in this quarterly report on Form 10-Q. Assuming we had accounted for Nextel Mexico as a discontinued operation in the first quarter of 2015, our consolidated total assets would have included $1,630.0 million in assets held for sale as of March 31, 2015, and our consolidated results of operations for the three months ended March 31, 2015 would have been as follows (in thousands):

Operating revenues	$462,455
Operating expenses	(550,981)
Other expense, net	(94,999)
Loss from continuing operations before reorganization items and income tax provision	(183,525)
Reorganization items	(13,609)
Income tax provision	(6,617)
Net loss from continuing operations	(203,751)
Loss from discontinued operations, net of income taxes	(105,766)
Net loss	$(309,517)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2015 and December 31, 2014 and our consolidated results of operations for the three-month periods ended March 31, 2015 and 2014; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Our discussion of our consolidated financial condition as of March 31, 2015 and December 31, 2014 and our consolidated results of operations for the three-month periods ended March 31, 2015 and 2014 include the results of our operations in Mexico that we sold to an indirect subsidiary of AT&T, Inc., or AT&T, on April 30, 2015. Our discussion of significant factors which we believe could affect our prospective financial results and the description of our business below take into consideration the completion of that sale.
You should read this discussion in conjunction with our 2014 annual report on Form 10-K and the amendments to that annual report, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2014 annual report on Form 10-K for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil, Nextel Mexico and Nextel Argentina.

Business Update
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The debtor entities continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries are not debtors in the Chapter 11 cases.
As described in more detail in Note 2 to our condensed consolidated financial statements, on March 5, 2015, certain of the debtors, the Consenting Creditors and the Committee reached agreement regarding the terms of the Revised Plan and entered into a Revised PSA that governs the respective parties' obligations in connection with the formulation, filing and solicitation of votes with respect to the Revised Plan. On March 13, 2015, the Revised Plan was filed with the Bankruptcy Court, and on April 20, 2015, the Bankruptcy Court approved the distribution of a related disclosure statement in connection with the solicitation of votes to approve the Revised Plan. The Revised Plan provides for, among other things, the distribution of a portion of the net proceeds of the sale of Nextel Mexico described below to holders of the senior notes issued by NII Capital Corp. and NIIT and for the conversion of the remaining balance of these senior notes into equity interests in the reorganized company. The terms of the Revised PSA and the Revised Plan do not provide for any return of value to equity holders. The Revised Plan is subject to the approval of the creditors in the bankruptcy proceedings and the approval of the Bankruptcy Court.
On March 23, 2015, NIIT received the approval of the Bankruptcy Court to enter into a debtor-in-possession, or DIP, loan agreement with certain lenders who were also creditors in the Chapter 11 proceedings. Loans under this DIP loan agreement were guaranteed by NII Holdings, Inc. and certain of its subsidiaries that are also debtors-in-possession under the Chapter 11 proceedings. On March 24, 2015, NIIT borrowed $350.0 million in the form of a non-revolving loan under this agreement. We received $339.4 million in net proceeds after deducting $9.6 million in original issue discount and lender fees and $1.0 million in transaction expenses.
Sale of Mexico Operations. On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt, net of its cash balances on the closing date, and subject to other specified adjustments. On April 30, 2015, the sale of Nextel Mexico was completed. After deducting Nextel Mexico's outstanding indebtedness, net of its cash balances, and applying estimates of other specified purchase price adjustments at closing, we received $1.448 billion in net proceeds, including $187.5 million in proceeds that were placed into escrow to secure specified indemnity obligations. We also used a portion of the net proceeds to repay all outstanding principal and interest under the DIP loan agreement discussed above. We plan to use the remaining net proceeds from this transaction to support our operations in Brazil and to fund distributions to specified creditors pursuant to the Revised Plan that has been proposed in the Chapter 11 proceedings if and when it is confirmed by the Bankruptcy Court.

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
Prior to April 30, 2015, we provided our services through operating companies located in Brazil, Mexico and Argentina, with our principal operations located in major business centers and related transportation corridors of these countries. On April 30, 2015, we completed the sale of our operations in Mexico, and the following discussion of our business reflects the completion of that sale.
We provide wireless services in Brazil and Argentina focusing primarily on major urban and suburban centers with high population densities where we believe there is a concentration of the country’s business users and economic activity. We believe that the growing economic base, increase in the middle and upper class and lower wireline service penetration encourage the use of the mobile wireless communications services that we offer and plan to offer in the future. Our WCDMA network in Brazil serves these major business centers and, in some instances, a broader geographic area in order to meet the requirements of our spectrum licenses. We also utilize roaming arrangements to expand the geographic coverage of our WCDMA-based services.
Our original networks utilize integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide mobile services on our 800 MHz spectrum holdings in all of our markets. Our next generation networks utilize WCDMA technology, which is a standards-based technology that is being deployed by carriers throughout the world. We also offer long-term evolution, or LTE, services in Rio de Janeiro in Brazil. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices.
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
The deployment and expansion of our WCDMA network in Brazil enables us to offer a wider range of products and services that are supported by that technology, including data services provided at substantially higher speeds than can be delivered on our iDEN networks. Our WCDMA network in Brazil also supports our unique push-to-talk services that provide differentiation from our competitors' offerings. In Brazil, we are currently offering services supported by our WCDMA network in about 260 cities, including cities in and around Sao Paulo and Rio de Janeiro, and in the second quarter of 2014, we launched LTE services in Rio de Janeiro. We also offer service on our iDEN network in Argentina and continue to provide services on our iDEN network in Brazil.
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

•	expanding our service offerings to meet the needs of a broader range of potential customers, including by offering lower cost prepaid service plans;

•	offering a broad array of differentiated services and devices that build upon and complement our push-to-talk services, which give our customers the ability to communicate with each other instantly;

•	offering new services supported by our WCDMA network;

•	offering a superior customer experience; and

•	building on the strength of the unique positioning of the Nextel brand.
Our investments in our WCDMA network and LTE upgrades, combined with the costs of continuing to operate our iDEN network, have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the costs of our new network while building the subscriber base it serves, but we believe that these investments in our new network are a critical part of our strategy and are necessary to enhance the competitiveness of our service offerings.
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
As part of our efforts to reorganize our business and emerge from the Chapter 11 proceedings, we sold Nextel Mexico to AT&T on April 30, 2015. This transaction follows our sale of all of the outstanding equity interests of Nextel Chile to Fucata in August 2014 and our sale of all of the outstanding equity interests of Nextel Peru to Entel in August 2013, which were implemented as part of our strategy to focus on our largest markets. As a result of these sales, we plan to allocate most of our financial and other resources to our operation in Brazil going forward. While we will continue to support our operation in Argentina, our results of operations and this change in emphasis make it appropriate for us to consider and explore a variety of strategic options for this market, such as partnerships, service arrangements and asset sales in an effort to maximize Nextel Argentina's value.

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
As described in more detail in our 2014 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	valuation of long-lived assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 annual report on Form 10-K.

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

Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches, to connect our switches and to connect our networks with those of other carriers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless carriers relating to wireless calls from our subscribers that terminate on their networks.
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
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments into U.S. dollars using the average foreign currency exchange rates for the three months ended March 31, 2015 and 2014. The following table presents the average foreign currency exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average foreign currency exchange rates utilized in prior periods.

	Three Months Ended March 31,
	2015	2014	Percent Change
Brazilian real	2.86	2.36	(21)%
Mexican peso	14.93	13.24	(13)%
Argentine peso	8.69	7.63	(14)%

Throughout 2014 and continuing through the first quarter of 2015, foreign currency exchange rates in Argentina depreciated in value relative to the U.S. dollar. In addition, foreign currency exchange rates in Brazil and Mexico depreciated in value relative to the U.S. dollar late in 2014 and at the beginning of 2015. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2014, as well as at the end of the first quarter of 2015. If the values of these exchange rates depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2014				2015
	March	June	September	December	March
Brazilian real	2.26	2.20	2.45	2.66	3.21
Mexican peso	13.08	13.03	13.45	14.72	15.15
Argentine peso	8.00	8.13	8.43	8.55	8.82

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2014 to amounts that would have resulted if the average foreign currency exchange rates for the three months ended March 31, 2014 were the same as the average foreign currency exchange rates that were in effect for the three months ended March 31, 2015; and (ii) by comparing the constant currency financial measures for the three months ended March 31, 2014 to the actual financial measures for the three months ended March 31, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.
Subscriber Units in Commercial Service and Average Revenue Per Subscriber

Our WCDMA networks allow us to offer a substantially broader range of services and subscriber units that support voice services, including our push-to-talk services, data services and, in many cases, both. In some instances, we offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, providing the customer with the flexibility to use the SIM cards in one or more devices that they acquire from us or from other sources. In addition, certain subscriber units that we offer support two SIM cards, enabling subscribers to seamlessly transition between our iDEN and WCDMA networks on the same device. Because these handsets include two SIM cards and require two contracts, they are reported as two subscribers for regulatory and external reporting purposes consistent with industry practice. Accordingly, each of these dual SIM handsets that are provisioned with two separate SIM cards is included in the table below as two "Subscriber Units in Commercial Service."

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we have tracked and will continue to track subscribers. The table below provides an overview of our subscriber units in commercial service on both our iDEN and WCDMA networks in the countries indicated as of December 31, 2014 and as of and for the three months ended March 31, 2015.

	Brazil	Mexico	Argentina	Total

iDEN subscriber units	2,669.2	889.4	1,954.4	5,513.0
WCDMA subscriber units	1,672.3	1,999.1	—	3,671.4
Total subscriber units in commercial service — December 31, 2014	4,341.5	2,888.5	1,954.4	9,184.4

iDEN net subscriber (losses) additions	(190.2)	59.2	(19.5)	(150.5)
WCDMA net subscriber additions	241.3	74.6	—	315.9
Total net subscriber additions (losses)	51.1	133.8	(19.5)	165.4

Migrations from iDEN to WCDMA	58.3	66.5	—	124.8

iDEN subscriber units	2,420.7	882.1	1,934.9	5,237.7
WCDMA subscriber units	1,971.9	2,140.2	—	4,112.1
Total subscriber units in commercial service — March 31, 2015	4,392.6	3,022.3	1,934.9	9,349.8

The following table shows our customer turnover rates for subscribers on both our iDEN and WCDMA networks in the countries indicated for the three months ended March 31, 2015.

	Brazil	Mexico	Argentina	Total
Total customer turnover (1)	3.10%	3.77%	4.25%	3.55%
iDEN customer turnover	3.19%	4.62%	4.25%	3.81%
WCDMA customer turnover	2.97%	3.44%	—	3.22%
_______________________________________
(1) Customer turnover is calculated by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

The following table shows our average revenue per subscriber, or ARPU, on both our iDEN and WCDMA networks in the countries indicated for each of the quarters in 2014, as well as for the first quarter of 2015. The ARPU details included below are presented in U.S. dollars and therefore include the impact of changes in foreign currency exchange rates.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total consolidated ARPU (1)	$29	$28	$28	$25	$22
Consolidated iDEN ARPU	28	27	25	22	18
Consolidated WCDMA ARPU	30	32	33	31	28

Total Brazil ARPU (1)	31	30	30	27	23
Brazil iDEN ARPU	32	31	30	26	21
Brazil WCDMA ARPU	20	27	32	30	26

Total Mexico ARPU (1)	35	35	34	31	27
Mexico iDEN ARPU	36	35	34	29	21
Mexico WCDMA ARPU	34	34	34	32	29

Total Argentina ARPU (1)	15	15	14	14	14
Argentina iDEN ARPU	15	15	14	14	14
Argentina WCDMA ARPU	—	—	—	—	—
_______________________________________
(1) ARPU is calculated by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

a.    Consolidated

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment earnings (losses)	3,523	(29,145)	32,668	(112)%	(115)%
Mexico segment losses	(19,028)	(12,540)	(6,488)	52%	71%
Argentina segment earnings	18,189	26,978	(8,789)	(33)%	(23)%
Corporate and eliminations segment losses	(24,081)	(44,157)	20,076	(45)%	NM
Consolidated segment losses	(21,397)	(58,864)	37,467	(64)%	(62)%
Impairment and restructuring (charges) benefits	(7,296)	2,527	(9,823)	NM	NM
Depreciation and amortization	(136,147)	(155,953)	19,806	(13)%	2%
Operating loss	(164,840)	(212,290)	47,450	(22)%	(11)%
Interest expense, net	(56,695)	(140,191)	83,496	(60)%	(58)%
Interest income	10,317	20,094	(9,777)	(49)%	(40)%
Foreign currency transaction (losses) gains, net	(93,427)	3,827	(97,254)	NM	NM
Other income (expense), net	9,854	(4,670)	14,524	NM	NM
Loss from continuing operations before reorganization items and income tax provision	(294,791)	(333,230)	38,439	(12)%	(2)%
Reorganization items	(13,609)	—	(13,609)	NM	NM
Income tax provision	(1,088)	(5,040)	3,952	(78)%	(76)%
Net loss from continuing operations	(309,488)	(338,270)	28,782	(9)%	1%
Loss from discontinued operations, net of income taxes	(29)	(37,809)	37,780	(100)%	(100)%
Net loss	$(309,517)	$(376,079)	$66,562	(18)%	(10)%
_______________________________________
NM — Not Meaningful
We define segment earnings (losses) as operating loss before depreciation, amortization and impairment and restructuring charges. Consolidated segment losses decreased $37.5 million, or 64%, from the first quarter of 2014 to the same period in 2015 and include the results of operations of our Brazil, Mexico, Argentina and Corporate segments, which are discussed individually below.
In the first quarter of 2015, we continued to experience deteriorating financial and operational results as a result of, among other factors, the economic and competitive environments in our markets and declining local currency values in all of our markets. From the first quarter of 2014 to the first quarter of 2015, our operating revenues decreased 20% on a reported basis, and 7% on a constant currency basis, as the result of a decrease in average revenue per subscriber in both local currency and in U.S. dollars, which was due in part to an increase in the number of subscribers in Mexico that purchased services under lower cost prepaid service plans. The decrease in average revenue per subscriber was partially offset by increased revenues resulting from a 2% increase in our consolidated subscriber base from March 31, 2014 to March 31, 2015. To partially mitigate the decline in our revenues, we have implemented a number of measures designed to reduce our costs, including significant headcount reductions at the corporate level and in our markets. As a result of these cost reductions, lower handset subsidies and declining local currency values, our operating loss decreased $47.5 million, or 22%, from the first quarter of 2014 to the same period in 2015.

1.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in the first quarter of 2015 primarily consisted of non-cash asset impairment charges related to the shutdown or abandonment of transmitter and receiver sites in Brazil and severance costs incurred in Brazil resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

2.	Interest expense, net

In accordance with the U.S. Bankruptcy Code, subsequent to September 15, 2014, we have not accrued interest on any series of our senior notes as we do not believe it is probable of being treated as an allowed claim in the Chapter 11 cases. As a result, consolidated net interest expense decreased $83.5 million, or 60%, on a reported basis, and 58% on a constant currency basis, from the first quarter of 2014 to the same period in 2015.

3.	Foreign currency transaction losses, net

Foreign currency transaction losses of $93.4 million during the first quarter of 2015 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

4.	Other income (expense), net

Consolidated other income, net of $9.9 million for the first quarter of 2015 primarily relates to gains on the exercise of foreign currency options in Brazil that are used to manage the foreign currency exposure associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments.

5.	Reorganization items

Reorganization items of $13.6 million during the first quarter of 2015 were related to professional fees and other costs related to our Chapter 11 filing.

6.	Income tax provision

In 2014, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2015 and subsequent years. We maintained this same valuation allowance position through the first quarter of 2015.

b.    Nextel Brazil

	Three Months Ended March 31, 2015	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2014	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$340,630	94%	$425,766	92%	$(85,136)	(20)%	(3)%

Handset and accessory revenues	22,726	6%	35,458	8%	(12,732)	(36)%	(22)%
Cost of handsets and accessories	(55,774)	(15)%	(111,766)	(25)%	55,992	(50)%	(40)%
Handset and accessory net subsidy	(33,048)	(9)%	(76,308)	(17)%	43,260	(57)%	(48)%
Cost of service (exclusive of depreciation and amortization)	(130,141)	(36)%	(168,162)	(36)%	38,021	(23)%	(6)%
Selling and marketing expenses	(48,896)	(14)%	(68,790)	(15)%	19,894	(29)%	(14)%
General and administrative expenses	(125,022)	(34)%	(141,651)	(30)%	16,629	(12)%	7%
Segment earnings (losses)	$3,523	1%	$(29,145)	(6)%	$32,668	(112)%	(115)%
The average value of the Brazilian real depreciated by 21% relative to the U.S. dollar during the first quarter of 2015 compared to the average value that prevailed during the same period in 2014. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2015, after translation into U.S. dollars, reflect significantly lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations for 2015 will be adversely affected relative to its reported results of operations for 2014.

Nextel Brazil represented 48% of our consolidated operating revenues for the first quarters of both 2015 and 2014, and its subscribers comprised 47% of our total subscriber base as of both March 31, 2015 and 2014. Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013 and experienced substantial subscriber growth and higher average revenue per subscriber on its WCDMA network in the first quarter of 2015 compared to the same period in 2014. Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network, and as a result, has had to offer iDEN service plans with lower average revenues per subscriber to retain and attract subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Despite these efforts, Nextel Brazil has experienced net subscriber losses on its iDEN network, and we expect that these losses will continue. As of March 31, 2015, Nextel Brazil's WCDMA-based average revenue per subscriber for combined voice and data plans was higher than its iDEN-based average revenue per subscriber.
During the first quarter of 2015, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro both to meet its regulatory obligations and to improve the capacity of its network. Nextel Brazil implemented cost reductions in overall operating expenses, which resulted in a segment earnings margin of 1% in the first quarter of 2015 compared to a segment loss margin of 6% in the first quarter of 2014. Nextel Brazil's capital expenditures were $14.8 million for the first three months of 2015, which represented 55% of our consolidated capital expenditures, compared to 58% of our consolidated capital expenditures in the first three months of 2014, and a 78% decline in capital expenditures from the first quarter of 2014. Nextel Brazil recognized segment earnings of $3.5 million in the first quarter of 2015 compared to segment losses of $29.1 million in the first quarter of 2014 as a result of the following:

1.	Service and other revenues

The $85.1 million, or 20%, decrease in service and other revenues on a reported basis in the first quarter of 2015 compared to the same period in 2014 is primarily a result of the impact of weaker foreign currency exchange rates on our reported results. On a constant currency basis, Nextel Brazil's service and other revenues decreased 3% in the first quarter of 2015 compared to the same period in 2014.

As discussed above, Nextel Brazil's WCDMA subscriber base grew from 0.7 million subscribers at the end of the first quarter of 2014 to 2.0 million subscribers at the end of the first quarter of 2015. In addition, Nextel Brazil's WCDMA-based average revenue per subscriber increased from $20 in the first quarter of 2014 to $26 in the first quarter of 2015, which represented a $114.0 million increase in Nextel Brazil's WCDMA-based service and other revenues from the first quarter of 2014 to the same period in 2015. This growth in Nextel Brazil's WCDMA subscriber base was offset by a decrease in its iDEN subscriber base from 3.5 million subscribers at the end of the first quarter of 2014 to 2.4 million subscribers at the end of the first quarter of 2015, and its iDEN-based average revenue per subscriber decreased from $32 in the first quarter of 2014 to $21 in the first quarter of 2015. These changes resulted in a $199.1 million decrease in Nextel Brazil's iDEN-based service and other revenues in the first quarter of 2015 compared to the same period in 2014.

2.	Handset and accessory net subsidy

The $43.3 million, or 57%, decrease in handset and accessory net subsidy on a reported basis from the first quarter of 2014 to the same period in 2015 is largely related to a change in the mix of handsets toward less costly smartphones and other handsets and an increased emphasis on service plans under which services are provided to new subscribers using their existing handsets. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 48% in the first quarter of 2015 compared to the same period in 2014.

3.	Cost of service

The $38.0 million, or 23%, decrease in cost of service on a reported basis in the first quarter of 2015 compared to the same period in 2014 is largely due to an $18.6 million, or 29%, decrease in interconnect costs related to the changes in the regulated interconnect cost structure described below, a $16.9 million decrease in managed services expenses related to the insourcing of various engineering activities that were previously outsourced in Brazil and a $11.7 million, or 81%, decrease in service and repair costs. All of these decreases also reflect the impact of weaker foreign currency exchange rates as described above.

In 2012, Brazil's telecommunications regulatory agency approved the transition to a cost-based model for determining mobile termination rates beginning in 2016 and reductions in those rates for 2013 through 2015 as part of the transition to the cost-based rates. The transition rules also provide for a partial "bill and keep" settlement process that applies to the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors, which further reduces mobile termination charges for smaller operators. The lower costs resulting from this partial bill and keep settlement process, which is similar to the settlement process that has historically applied to termination charges relating to our iDEN services, declines as mobile termination rates in Brazil transition to a cost-based model.

4.	Selling and marketing expenses

The $19.9 million, or 29%, decrease in selling and marketing expenses on a reported basis, and 14% on a constant currency basis, in the first quarter of 2015 compared to the same period in 2014 is largely due to lower advertising costs resulting from more marketing campaigns in the first quarter of 2014 in connection with our efforts to increase awareness of Nextel Brazil as a next generation service provider, as well as a decrease in commissions earned by both sales personnel and third party dealers. All of these decreases also reflect the impact of weaker foreign currency exchange rates as described above.

5.	General and administrative expenses

The $16.6 million, or 12%, decrease in general and administrative expenses on a reported basis from the first quarter of 2014 to the same period in 2015 is primarily due to lower payroll costs related to fewer general and administrative personnel resulting from a reduction in force, lower customer care expenses and a decrease in revenue-based taxes associated with the decline in operating revenues described above. All of these decreases also reflect the impact of weaker foreign currency exchange rates as described above.

On a constant currency basis, Nextel Brazil's general and administrative expenses increased 7% over the same period as a result of an increase in bad debt expense caused by a larger proportion of consumer subscribers in Nextel Brazil's subscriber base at the end of the first quarter of 2015.

c.    Nextel Mexico

	Three Months Ended March 31, 2015	% of Nextel Mexico's Operating Revenues	Three Months Ended March 31, 2014	% of Nextel Mexico’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$291,412	97%	$373,293	98%	$(81,881)	(22)%	(12)%

Handset and accessory revenues	10,003	3%	8,551	2%	1,452	17%	32%
Cost of handsets and accessories	(85,036)	(28)%	(133,275)	(35)%	48,239	(36)%	(28)%
Handset and accessory net subsidy	(75,033)	(25)%	(124,724)	(33)%	49,691	(40)%	(32)%
Cost of service (exclusive of depreciation and amortization)	(136,340)	(45)%	(124,833)	(33)%	(11,507)	9%	23%
Selling and marketing expenses	(44,129)	(15)%	(58,996)	(15)%	14,867	(25)%	(16)%
General and administrative expenses	(54,938)	(18)%	(77,280)	(20)%	22,342	(29)%	(20)%
Segment losses	$(19,028)	(6)%	$(12,540)	(3)%	$(6,488)	52%	71%
Nextel Mexico represented 39% of our consolidated operating revenues in the first quarter of 2015 compared to 40% in the first quarter of 2014, and comprised 32% of our consolidated subscriber base as of March 31, 2015 compared to 33% as of March 31, 2014.
In 2014, Nextel Mexico experienced deteriorating financial and operational results mostly related to the economic and competitive environments in Mexico. Nextel Mexico also experienced higher iDEN customer turnover and was not able to effectively offset the loss of iDEN subscribers with new WCDMA subscribers, resulting in a 1% reduction in Nextel Mexico's ending subscriber base from March 31, 2014 to March 31, 2015. In addition, some of Nextel Mexico's iDEN subscribers migrated to lower rate service plans. Furthermore, a significant portion of Nextel Mexico's subscriber base as of March 31, 2015 represented subscribers who are utilizing prepaid service plans that generate lower average monthly revenues per subscriber unit. These factors contributed to the 22% decline in Nextel Mexico's service and other revenues and a 23% decline in its average revenue per subscriber on a reported basis in the first quarter of 2015 compared to the same period in 2014. On a constant currency basis, Nextel Mexico's service and other revenues decreased 12%, and its average revenue per subscriber decreased 13%, in the first quarter of 2015 compared to the same period in 2014.

Nextel Mexico has taken and continues to take actions designed to improve its WCDMA network performance and the quality of service experienced by its customers, including improving its retail distribution channels, launching awareness campaigns to inform subscribers of the improvements to its WCDMA network and offering new service plans. As a result of these efforts, Nextel Mexico has experienced improving trends in certain operating metrics during the second half of 2014 and continuing into the first quarter of 2015, including a 140% increase in its gross subscriber additions from the first quarter of 2014 to the same period in 2015.
The average value of the Mexican peso depreciated relative to the U.S. dollar by 13% for the three months ended March 31, 2015 compared to the average values that prevailed during the same period in 2014. As a result, the components of Nextel Mexico's results of operations for the three months ended March 31, 2015, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Mexican peso had not depreciated relative to the U.S. dollar.
Nextel Mexico’s segment losses increased $6.5 million, or 52%, on a reported basis, and 71% on a constant currency basis, in the three months ended March 31, 2015 compared to the same period in 2014, as a result of the following:

1.	Service and other revenues

The $81.9 million, or 22%, decrease in service and other revenues on a reported basis, and 12% decrease on a constant currency basis, in the first quarter of 2015 compared to the same period in 2014 is primarily due to the lower average revenue per subscriber discussed above and, to a lesser extent, the year-over-year decline in Nextel Mexico's subscriber base.

2.	Handset and accessory net subsidy

The $49.7 million, or 40%, decrease in handset and accessory net subsidy on a reported basis, and 32% decrease on a constant currency basis, in the first quarter of 2015 compared to the same period in 2014 is primarily due to a strategic change in the mix of handsets toward lower cost smartphones and other handsets due, in part, to a shift in Nextel Mexico's subscriber base to a larger proportion of subscribers who are utilizing prepaid service plans combined with fewer handset upgrades over the same period.

3.	Cost of service

The $11.5 million, or 9%, increase in cost of service on a reported basis, and 23% increase on a constant currency basis, in the first quarter of 2015 compared to the same period in 2014 is primarily due to higher interconnect costs resulting from a 39% increase in interconnect minutes of use.

4.	Selling and marketing expenses

The $14.9 million, or 25%, decrease in selling and marketing expenses on a reported basis, and 16% decrease on a constant currency basis, in the first quarter of 2015 compared to the same period in 2014 is primarily the result of lower advertising costs resulting from more marketing campaigns in the first quarter of 2014 in connection with the launch of certain WCDMA handsets, as well as a reduction in commissions paid to third party dealers.

5.	General and administrative expenses

The $22.3 million, or 29%, decrease in general and administrative expenses on a reported basis, and 20% decrease on a constant currency basis, in the first quarter of 2015 compared to the same period in 2014 is primarily the result of lower payroll costs related to fewer general and administrative personnel resulting from a reduction in force and lower customer care expenses associated with Nextel Mexico's slightly smaller subscriber base.

d.     Nextel Argentina

	Three Months Ended March 31, 2015	% of Nextel Argentina's Operating Revenues	Three Months Ended March 31, 2014	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$87,383	88%	$100,914	90%	$(13,531)	(13)%	(1)%

Handset and accessory revenues	11,663	12%	11,766	10%	(103)	(1)%	13%
Cost of handsets and accessories	(19,260)	(20)%	(16,109)	(14)%	(3,151)	20%	36%
Handset and accessory net subsidy	(7,597)	(8)%	(4,343)	(4)%	(3,254)	75%	99%
Cost of service (exclusive of depreciation and amortization)	(25,151)	(25)%	(26,881)	(24)%	1,730	(6)%	7%
Selling and marketing expenses	(9,192)	(9)%	(11,146)	(10)%	1,954	(18)%	(6)%
General and administrative expenses	(27,254)	(28)%	(31,566)	(28)%	4,312	(14)%	(2)%
Segment earnings	$18,189	18%	$26,978	24%	$(8,789)	(33)%	(23)%
Nextel Argentina comprised 13% of our consolidated operating revenues in the first quarter of 2015 compared to 12% for the same period in 2014, and represented 21% and 22% of our total subscriber base as of March 31, 2015 and 2014, respectively. As of March 31, 2015, a significant portion of Nextel Argentina's subscriber base represented subscribers who are utilizing prepaid service plans that generate lower average monthly revenues per subscriber unit. In addition, over the last several years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in future periods. The higher inflation rate, combined with the depreciation of the Argentine peso relative to the U.S. dollar, has affected revenues earned and costs that are incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations will continue to be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate during the first quarter of 2015 compared to the same period in 2014 as its customers were targeted by competitors’ aggressive offers that include a broader range of services that are supported by competitors' networks.
The average value of the Argentine peso for the three months ended March 31, 2015 depreciated relative to the U.S. dollar by 14% compared to the average values that prevailed during the same period in 2014. As a result, the components of Nextel Argentina's results of operations for the three months ended March 31, 2015, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further depreciation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings decreased $8.8 million, or 33%, in the first quarter of 2015 compared to the same period in 2014, and generated a segment earnings margin of 18% in the first quarter of 2015 compared to 24% in the first quarter of 2014, primarily as a result of the depreciation in the value of the Argentine peso relative to the U.S. dollar. On a constant currency basis, Nextel Argentina's segment earnings decreased 23% in the first quarter of 2015 compared to the same period in 2014, primarily as a result of lower operating revenues, resulting from a smaller subscriber base and the decrease in average revenue per subscriber, and higher overall costs resulting from higher inflation rates.

e.    Corporate

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Service and other revenues	$91	$55	$36	65%
Selling and marketing expenses	—	(2,512)	2,512	(100)%
General and administrative expenses	(25,093)	(43,420)	18,327	(42)%
Segment losses	$(25,002)	$(45,877)	$20,875	(46)%
Segment losses decreased $20.9 million, or 46% in the first quarter of 2015 compared to the same period in 2014 primarily due to an $18.3 million, or 42%, decrease in general and administrative expenses largely due to reduced payroll costs resulting from fewer general and administrative personnel following a reduction in force that we implemented in 2014, lower consulting expenses, lower information technology costs and $4.1 million in professional fees incurred in the first quarter of 2014 in connection with our preparation for the Chapter 11 filing.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of March 31, 2015, we had a working capital deficit, which is defined as total current assets less total current liabilities, of $68.7 million, a $72.7 million decrease compared to working capital of $4.0 million as of December 31, 2014. The decrease in our working capital resulted from cash used in our operations, partially offset by the proceeds we received from the debtor-in-possession loan in March 2015. As of March 31, 2015, our working capital included $616.7 million in cash and cash equivalents, of which $9.3 million was held by Nextel Brazil, $68.7 million was held by Nextel Mexico, $82.6 million was held by Nextel Argentina and $345.4 million was held by NIIT. As of March 31, 2015, $106.1 million of our cash and cash equivalents was held in currencies other than U.S. dollars, with 36% of that amount held in Mexican pesos and 56% of that amount held in Argentine pesos. The majority of the cash and cash equivalents held in Argentina is denominated in Argentine pesos and remains subject to Argentina’s foreign currency controls and to fluctuations in foreign currency exchange rates. Due to these restrictions, cash and investments held by Nextel Argentina are not available to our holding company or our subsidiaries located outside of Argentina. As of March 31, 2015, our working capital also included $157.0 million in short-term investments, the majority of which was held in Brazilian reais. In addition, as of March 31, 2015, we pledged $99.1 million as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, of which we recorded $76.7 million as a component of other assets and the remaining $22.4 million of which we recorded as a component of prepaid expenses and other in our condensed consolidated balance sheet.
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

Cash Flows

	Three Months Ended March 31,		Change
	2015	2014
	(in thousands)
Cash and cash equivalents, beginning of period	$573,600	$1,730,335	$(1,156,735)
Net cash used in operating activities	(170,855)	(485,559)	314,704
Net cash (used in) provided by investing activities	(116,864)	90,409	(207,273)
Net cash provided by (used in) financing activities	335,919	(4,640)	340,559
Effect of exchange rate changes on cash and cash equivalents	(5,056)	(34,224)	29,168
Change in cash and cash equivalents related to discontinued operations	—	(2,668)	2,668
Cash and cash equivalents, end of period	$616,744	$1,293,653	$(676,909)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $170.9 million of cash in our operating activities during the first quarter of 2015, a $314.7 million decrease from the same period in 2014, primarily due to decreased operating losses and lower interest expense as we have not accrued interest on any series of our senior notes subsequent to our Chapter 11 filing.

We used $116.9 million of cash in our investing activities during the first quarter of 2015, primarily due to $97.8 million in cash capital expenditures. Our investing activities provided us with $90.4 million of cash during the first quarter of 2014, primarily due to $306.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $178.5 million in cash capital expenditures.

Our financing activities provided us with $335.9 million of cash during the first quarter of 2015, largely due to $339.4 million in net proceeds we received from the debtor-in-possession loan agreement we entered into in March 2015. We used $4.6 million of cash in our financing activities during the first quarter of 2014, primarily due to $19.3 million in repayments under bank loans and other borrowings, partially offset by $14.2 million in borrowings under our equipment financing facilities.

Future Capital Needs and Resources

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of the value of local currencies relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA networks, which combined with competitive conditions to slow the pace of subscriber growth and revenues on those networks, and the increased costs to support both of our networks. These and other factors had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
As of result of the factors described above, in 2014, we concluded that we were not able to maintain sufficient liquidity to support our business plan and repay our debts when they come due. As a result, on September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and Nextel International Telecom, S.C.A, or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. Since September 15, 2014, five additional subsidiaries of NII Holdings, Inc. have filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court, with four subsidiaries filing on October 8, 2014 and one subsidiary filing on January 25, 2015. The Chapter 11 proceedings of one of those subsidiaries were dismissed on April 30, 2015 in connection with the completion of the sale of Nextel Mexico. The entities that have filed petitions seeking relief under Chapter 11 and that continue to be a part of the proceedings, which we refer to collectively as the debtors, continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our operating subsidiaries in Brazil, Mexico and Argentina are not debtors in the Chapter 11 cases.
The circumstances leading to our decision to seek relief under Chapter 11, including those described above and their impact on our business, including the uncertainties associated with the Chapter 11 process, in combination with the potential impact of our failure to satisfy certain financial covenants under our existing debt obligations, raise substantial doubt about our ability to continue as a going concern. See "— Future Outlook and Liquidity Plans" for further information.

On January 26, 2015, NII Holdings, Inc. and certain of its subsidiaries entered into a purchase and sale agreement with an indirect subsidiary of AT&T for the sale of Nextel Mexico for a purchase price of $1.875 billion in cash, less Nextel Mexico's outstanding debt net of its cash balances on the closing date, and subject to other specified adjustments. On April 30, 2015, the sale of Nextel Mexico was completed. After deducting Nextel Mexico's outstanding indebtedness, net of its cash balances, and applying estimates of other specified purchase price adjustments at closing, we received $1.448 billion in net proceeds, including $187.5 million in proceeds that were placed in escrow to secure specified indemnity obligations. We also used a portion of the net proceeds to repay all outstanding principal and interest under the DIP loan agreement. The remaining net proceeds of the transaction will be used to support our operations in Brazil and to fund distributions to specified creditors pursuant to the Revised Plan that has been proposed in the Chapter 11 proceedings if and when it is confirmed by the Bankruptcy Court.
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating companies, net proceeds received from the sale of Nextel Mexico, external financial sources, other financing arrangements after we emerge from Chapter 11, and the availability of cash proceeds from the sale of assets.
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
Due to the combined impact of our filing for Chapter 11 protection, our recent and projected results of operations and other factors, we expect our access to the capital markets in the near term will be limited. See "— Future Outlook and Liquidity Plans" for more information.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing networks and the planned deployment of LTE upgrades;

•	cash distributions contemplated by the Revised Plan, if it is confirmed and implemented;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
During the three months ended March 31, 2015, there were no material changes to our total contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2014.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $27.2 million for the first quarter of 2015 and $117.2 million for the same period in 2014. In light of the liquidity issues we have faced, we have reduced our investments in capital expenditures, including making substantial reductions to our network development and deployment efforts. We expect these efforts to conserve our cash resources to continue, although we anticipate some increase in capital expenditures relating to investments in our networks in Brazil over the remainder of the year following our expected emergence from the Chapter 11 proceedings.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our WCDMA network in Brazil and deploy our planned LTE upgrades;

•	the extent to which we expand the coverage of our networks in new or existing market areas;

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
Future Outlook and Liquidity Plans.  Based on our current business plan and the other assumptions and considerations described below, we expect that the net proceeds we received from the sale of Nextel Mexico will provide us with the liquidity necessary to fund our business plan, which contemplates continued investments in Brazil and the sale of Nextel Argentina.
Our current circumstances, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets are likely to make it difficult for us to obtain additional funding for our business. If available, the cost of any additional funding could be both significant and higher than the cost of our existing financing arrangements. Our inability to obtain suitable financing when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity and result in our inability to implement our current or future business plans if additional funding is needed.
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
In making the assessment of our funding needs under our current business plan and the adequacy of our current sources of funding for the remainder of 2015, we have assumed that the Revised Plan is confirmed and implemented during the first half of 2015 and have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	the net proceeds from the sale of Nextel Mexico,

•	cash proceeds expected to be received from sales of assets;

•	expected cash flows from our operations;

•	the cost and timing of spectrum payments, including ongoing fees for spectrum use;

•
the anticipated level of capital expenditures required to meet both minimum build-out requirements and our business plans for our deployment of our WCDMA network in Brazil and our planned deployment of LTE upgrades in certain markets;

•	our scheduled debt service obligations relating to financing that is not expected to be restructured in the Chapter 11 proceedings and cash distributions contemplated by the Revised Plan;

•	our other contractual obligations;

•	the costs associated with the Chapter 11 proceedings; and

•	cash income and other taxes.
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

As of March 31, 2015, we had $689.9 million principal amount outstanding under our equipment financing facilities. In December 2014, Nextel Brazil and Nextel Mexico and the lender under the equipment financing facilities agreed to amendments to those facilities that removed all financial covenants beginning with the December 31, 2014 measurement date and continuing through the June 30, 2017 measurement date. In exchange for that covenant relief, Nextel Brazil granted the lender of its equipment financing facility preferential rights to the amounts held in certain bank accounts, and Nextel Mexico's parent company, Nextel International Uruguay, LLC, granted the lender of its equipment financing facility a pledge on the shares it holds in Nextel Mexico. In addition, Nextel Brazil has the option to defer principal amortization payments in exchange for an upfront payment of 17% of the amounts outstanding under its equipment financing facility as of August 31, 2014. As a result of the amendment of our equipment financing facility in Mexico, we classified the principal amount outstanding under this facility as long-term debt in our condensed consolidated balance sheet as of March 31, 2015. Because of certain cross-default provisions included in our equipment financing facility in Brazil, we classified the principal amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of March 31, 2015. We do not have the ability to borrow additional amounts under these equipment financing facilities.

On April 30, 2015, in connection with the sale of Nextel Mexico, we repaid all amounts outstanding under its equipment financing facility, and the pledge of shares in Nextel Mexico and the other security interests granted to secure Nextel Mexico's obligations under the equipment financing facility were released.
As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenants included in each of Nextel Brazil's outstanding local bank loans. As of March 31, 2015, Nextel Brazil had a total of $284.7 million principal amount outstanding under its bank loans. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally commit the lenders to sign amendments, which we refer to as the second amendments, that implement permanent amendments to the terms of the local bank loans, including with respect to the financial covenants and principal repayment schedule for these loans. Among others, the signing of the second amendments is subject to the following conditions:

•	our emergence from the Chapter 11 proceedings on or prior to September 15, 2015;

•	the absence of an insolvency event involving Nextel Brazil;

•	the absence of events of default other than those waived or suspended in the standstill agreements; and

•	the execution of agreements subordinating any amounts due under intercompany loans between NIIT and Nextel Brazil.
If one or more of the conditions listed above is not met, the lenders providing the local bank loans will not be required to enter into the second amendments and will have the right to terminate the standstill agreement and exercise all remedies under the agreements in place, including but not limited to declaring an event of default for noncompliance with the financial covenants and/or nonpayment of amounts due under the repayment schedule. Following the declaration of an event of default, the lenders have the right to accelerate the loans and proceed with claims against the collateral. Because we were not in compliance with the financial covenants at the most recent measurement date and the second amendments have not yet been executed pursuant to the standstill agreements, we classified the principal amounts outstanding under these local bank loans as current liabilities in our condensed consolidated balance sheet as of March 31, 2015.
Concurrent with the execution of the standstill agreements, Nextel Brazil and the lenders entered into amendments to the agreements relating to the local bank loans, which we refer to as the first amendments, under which Nextel Brazil granted the lenders a security interest over amounts held at any given time in certain collection accounts maintained with each lender. These first amendments also increase the interest margin on the loans from approximately 115% of the local Brazilian borrowing rate to approximately 140% of this local rate.
Intercompany Transactions. In the past, we have entered into intercompany loans with some of our subsidiaries for cash management purposes. As of March 31, 2015, these long-term intercompany loans included $2.7 billion principal amount, plus accrued interest, owed by NII Holdings, Inc. to NII Capital Corp. and $644.0 million principal amount, plus accrued interest, owed by NIIT to NII Capital Corp, both of which are considered subject to compromise. These intercompany loans also included $1,123.3 million principal amount, plus accrued interest, owed by Nextel Brazil to NIIT, which is eliminated within the non-guarantor subsidiaries column in the condensed consolidating balance sheets included in Note 11 to our condensed consolidated financial statements. In some instances, these intercompany obligations are subordinated to other third-party obligations of the borrower. We also have intercompany agreements in place to transfer costs and expenses paid by one entity on behalf of others, including intercompany management, royalty and equity recharge agreements. As of March 31, 2015, approximately $77.3 million in intercompany payables were due from our operating companies to NII Holdings, Inc. and one of our corporate subsidiaries pursuant to these agreements.

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended March 31, 2015 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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
We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part I, Item 1A. "Risk Factors” of our 2014 annual report on Form 10-K. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•
beliefs and assumptions regarding our ability to continue as a going concern, including our ability to successfully confirm a plan of reorganization that would restructure certain of our debt obligations to address our liquidity issues and allow the debtors to emerge from the Chapter 11 proceedings;

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

•
the risk of deploying a WCDMA network, including the potential need for additional funding to support that deployment, delays in deployment, cost over-runs, the risk that new services supported by the new networks will not attract enough subscribers to support the related costs of deploying or operating the new networks and the potential distraction of management;

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

•
other risks and uncertainties described in our 2014 annual report on Form 10-K, including in Part I, Item 1A. “Risk Factors,” in this quarterly report and, from time to time, in our reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2015, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

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
As of March 31, 2015, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting in our Brazil segment. The material weakness we identified, which is more fully described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2014, relates to an aggregation of control deficiencies in Brazil resulting from Nextel Brazil's failure to establish an effective control environment and monitoring activities, including an organization structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities are aligned with our financial reporting objectives. Our remediation efforts related to this material weakness are ongoing.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The sale of Nextel Mexico was completed on April 30, 2015, and we are currently evaluating the impact this sale will have on the Company's internal control over financial reporting in future periods. This evaluation includes examining the level of precision at which controls in our remaining segments must operate in order to prevent or detect a material misstatement in light of the decrease in the size of our operations.

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
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11, and a fifth additional subsidiary filed a voluntary petition seeking relief under Chapter 11 on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings LLC. The debtors continue to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s other subsidiaries, including its operating subsidiaries, are not debtors in the Chapter 11 case. As a result of the bankruptcy proceedings, the pending litigation against the debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 proceedings, no party can take further actions to recover pre-petition claims against the Company.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
For information on our various loss contingencies, see Note 8 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K dated March 10, 2015.

Item 2.	Issuer Purchases of Equity Securities

Pursuant to a general authorization, which was not publicly announced, we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. We did not repurchase any shares of our common stock during the three months ended March 31, 2015.

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
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ESTEBAN NARANJO

Esteban Naranjo
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: May 7, 2015

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
101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.