Form 10-Q
period 2015-06-30
NII HOLDINGS INC
filed 2015-08-07
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 4, 2015
Common Stock, $0.001 par value per share (1)	100,564,303
(1) Includes the shares of new common stock that we issued in connection with our emergence from Chapter 11. Our new common stock began trading on the NASDAQ Global Select Market on July 9, 2015.

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$508,451	$419,713
Short-term investments	163,454	153,612
Accounts receivable, net of allowance for doubtful accounts of $40,972 — Predecessor Company	229,729	302,153
Handset and accessory inventory	88,830	121,254
Deferred income taxes, net	8,040	39,146
Prepaid expenses and other	152,338	215,229
Assets related to discontinued operations	—	462,305
Total current assets	1,150,842	1,713,412
Property, plant and equipment, net	693,620	1,373,244
Intangible assets, net	1,147,124	694,025
Other assets	513,018	374,170
Assets related to discontinued operations	—	1,275,740
Total assets	$3,504,604	$5,430,591

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable	$111,946	$166,953
Accrued expenses and other	393,503	409,091
Deferred revenues	27,099	41,957
Current portion of long-term debt	674,614	717,427
Liabilities related to discontinued operations	—	373,952
Total current liabilities	1,207,162	1,709,380
Long-term debt	92,067	207,844
Deferred income tax liabilities	10,890	40,921
Other long-term liabilities	126,820	213,088
Liabilities related to discontinued operations	—	630,629
Total liabilities not subject to compromise	1,436,939	2,801,862
Liabilities subject to compromise (Note 2)	—	4,593,493
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity (deficit)
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — Successor Company	—	—
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — Predecessor Company	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,000 shares issued and outstanding — Successor Company	100	—
Common stock, par value $0.001, 600,000 shares authorized, 172,363 shares issued and outstanding — Predecessor Company	—	172
Paid-in capital — Successor Company	2,067,565	—
Paid-in capital — Predecessor Company	—	1,517,081
Accumulated deficit	—	(2,150,664)
Accumulated other comprehensive loss	—	(1,331,353)
Total stockholders’ equity (deficit)	2,067,665	(1,964,764)
Total liabilities and stockholders’ equity (deficit)	$3,504,604	$5,430,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, except per share amounts) Unaudited

	Predecessor Company
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating revenues
Service and other revenues	$394,182	$523,276	$822,247	$1,049,989
Handset and accessory revenues	26,583	63,638	60,972	111,485
	420,765	586,914	883,219	1,161,474
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	151,864	218,923	307,117	413,873
Cost of handsets and accessories	78,141	128,379	153,175	256,944
Selling, general and administrative	265,620	316,308	498,065	607,658
Impairment and restructuring charges	29,496	19,400	36,792	17,435
Depreciation	61,468	111,290	128,135	195,319
Amortization	13,204	11,254	27,490	21,696
	599,793	805,554	1,150,774	1,512,925
Operating loss	(179,028)	(218,640)	(267,555)	(351,451)
Other (expense) income
Interest expense, net	(48,013)	(104,960)	(82,408)	(230,232)
Interest income	11,343	11,408	19,632	28,490
Foreign currency transaction gains (losses), net	14,390	6,944	(64,505)	9,543
Other (expense) income, net	(8,906)	1,503	1,096	(2,544)
	(31,186)	(85,105)	(126,185)	(194,743)
Loss from continuing operations before reorganization items and income tax provision	(210,214)	(303,745)	(393,740)	(546,194)
Reorganization items (Note 2)	1,970,483	—	1,956,874	—
Income tax provision	(8,986)	(6,790)	(15,603)	(12,320)
Net income (loss) from continuing operations	1,751,283	(310,535)	1,547,531	(558,514)
Income (loss) from discontinued operations, net of income taxes	298,750	(312,776)	192,984	(440,876)
Net income (loss)	$2,050,033	$(623,311)	$1,740,515	$(999,390)

Net income (loss) from continuing operations per common share, basic	$10.12	$(1.80)	$8.89	$(3.24)
Net income (loss) from discontinued operations per common share, basic	1.72	(1.82)	1.11	(2.56)
Net income (loss) per common share, basic	$11.84	$(3.62)	$10.00	$(5.80)

Net income (loss) from continuing operations per common share, diluted	$10.11	$(1.80)	$8.88	$(3.24)
Net income (loss) from discontinued operations per common share, diluted	1.72	(1.82)	1.10	(2.56)
Net income (loss) per common share, diluted	$11.83	$(3.62)	$9.98	$(5.80)

Weighted average number of common shares outstanding, basic	172,363	172,295	172,363	172,201

Weighted average number of common shares outstanding, diluted	172,575	172,295	172,691	172,201

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$29,349	$44,584	$(205,899)	$53,003
Reclassification adjustment for sale of Nextel Mexico (Note 4)	421,953	—	421,953	—
Other	(407)	435	2,956	(134)
Other comprehensive income	450,895	45,019	219,010	52,869
Net income (loss)	2,050,033	(623,311)	1,740,515	(999,390)
Total comprehensive income (loss)	$2,500,928	$(578,292)	$1,959,525	$(946,521)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the Six Months Ended June 30, 2015 (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2015 — Predecessor Company	172,363	$172	$1,517,081	$(2,150,664)	$(1,331,353)	$(1,964,764)
Net income	—	—	—	1,740,515	—	1,740,515
Other comprehensive income	—	—	—	—	219,010	219,010
Share-based compensation activity	—	—	5,239	—	—	5,239
Balance, June 30, 2015 — Predecessor Company	172,363	172	1,522,320	(410,149)	(1,112,343)	—
Elimination of Predecessor Company's equity	(172,363)	(172)	(1,522,320)	410,149	1,112,343	—
Issuance of Successor Company's common stock	100,000	100	2,067,565	—	—	2,067,665
Balance, June 30, 2015 — Successor Company	100,000	$100	$2,067,565	$—	$—	$2,067,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2015 and 2014 (in thousands) Unaudited

	Predecessor Company
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income (loss)	$1,740,515	$(999,390)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	(192,984)	440,876
Amortization of debt discounts and financing costs	18,753	9,387
Depreciation and amortization	155,625	217,015
Provision for losses on accounts receivable	71,026	36,667
Foreign currency transaction losses (gains), net	64,505	(9,543)
Impairment charges, restructuring charges and losses on disposals of fixed assets	31,363	6,225
Share-based payment expense	5,239	7,528
Reorganization gain in connection with emergence from Chapter 11	(1,775,787)	—
Fresh start adjustments, net	(248,709)	—
Other, net	(9,936)	9,000
Change in assets and liabilities:
Accounts receivable	(39,378)	(13,057)
Prepaid value-added taxes	50,564	27,727
Handset and accessory inventory	21,021	(85,402)
Prepaid expenses and other	(21,091)	(89,419)
Other long-term assets	46,249	(116,667)
Accrued value-added taxes	(5,159)	3,430
Accounts payable, accrued expenses, deferred revenues and other	(34,772)	(36,865)
Total operating cash used in continuing operations	(122,956)	(592,488)
Total operating cash used in discontinued operations	(131,801)	(210,559)
Net cash used in operating activities	(254,757)	(803,047)
Cash flows from investing activities:
Capital expenditures	(95,833)	(214,241)
Purchases of investments	(778,598)	(929,154)
Proceeds from sales of investments	756,546	1,426,983
Change in restricted cash, escrow accounts and other deposits	(57,074)	(144,135)
Payments for purchases of licenses and other	(1,890)	(7,279)
Total investing cash (used in) provided by continuing operations	(176,849)	132,174
Total investing cash provided by (used in) discontinued operations	1,204,670	(189,138)
Net cash provided by (used in) investing activities	1,027,821	(56,964)
Cash flows from financing activities:
Claims paid to senior noteholders	(745,221)	—
Net proceeds from debtor-in-possession loan	340,375	—
Repayment of debtor-in-possession loan	(340,375)	—
Borrowings under equipment financing facilities and other	—	14,691
Repayments under capital leases, equipment financing and other	(2,008)	(32,120)
Other, net	(4,291)	(351)
Total financing cash used in continuing operations	(751,520)	(17,780)
Total financing cash used in discontinued operations	(26,711)	(6,622)
Net cash used in financing activities	(778,231)	(24,402)
Effect of exchange rate changes on cash and cash equivalents	(9,152)	(35,348)
Change in cash and cash equivalents related to discontinued operations	103,057	282,110
Net increase (decrease) in cash and cash equivalents	88,738	(637,651)
Cash and cash equivalents, beginning of period	419,713	1,315,635
Cash and cash equivalents, end of period	$508,451	$677,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We refer to our operating companies by the countries in which they operate, such as Nextel Brazil and Nextel Argentina.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated financial statements contained in our quarterly report on Form 10-Q for the three months ended March 31, 2015. You should not expect results of operations for interim periods to be an indication of the results for a full year.
Sale of Nextel Mexico. On April 30, 2015, NII Holdings, Inc., or NII Holdings, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, Inc., an indirect subsidiary of AT&T, Inc. The transaction was structured as a sale of all the outstanding stock of the parent company of Comunicaciones Nextel de México, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow for a period of two years to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. In connection with this sale, we have reported Nextel Mexico's results for all periods presented as discontinued operations in this quarterly report on Form 10-Q.
Reorganization Accounting. In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the "Successor Company" relate to NII Holdings on or subsequent to June 30, 2015. References to the "Predecessor Company" relate to NII Holdings prior to June 30, 2015. See Note 2 for more information regarding the implementation of fresh start accounting.

Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described below. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we concluded that the circumstances existing at the time raised substantial doubt about our ability to continue as a going concern.

As disclosed in our annual report on Form 10-K for the year ended December 31, 2014, the factors leading to that conclusion included the adverse impact of the intense competitive environment in Brazil, the overall depreciation of the value of local currencies relative to the U.S. dollar and the impact of previous delays in the deployment and launch of services on our WCDMA networks on our results of operations, including our operating revenues and operating cash flows. The recent significant deterioration in economic conditions in both Brazil and Argentina has put additional pressure on our operations and results.

As discussed in more detail in Note 2, in connection with our emergence from Chapter 11, we restructured $4.35 billion of senior notes by distributing cash and issuing shares of new common stock, resolving the insolvency issues associated with those obligations. In addition, with our recent emergence from Chapter 11, we have announced plans to make a number of changes within our senior management team and are undertaking a review of our business plans and associated strategies in light of the current economic conditions in our markets and other factors affecting our business. This review is expected to result in the implementation of changes to our business plans and strategy to reflect the impact of the current and expected economic conditions on both our subscriber growth and revenues, and to better align our costs with that revised outlook.
These changes in our business plans and strategy are also expected to take into account the obligations under our existing financing arrangements, including our obligation to meet certain financial covenants in Nextel Brazil's local bank loans that will apply semiannually beginning on June 30, 2016. Based upon our preliminary assessment of our operations and the current economic environment, we believe that it will be necessary for us to implement significant changes to our business in order to generate the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial results necessary to satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. As of June 30, 2015, we had $294.3 million principal amount outstanding under Nextel Brazil's local bank loans and $366.9 million principal amount outstanding under Nextel Brazil’s equipment financing facility. See Note 6 for more information.
Because the review of our strategy and the creation of our new business plan is ongoing, we are not currently able to predict whether we will be able to develop and implement changes to our business that would allow us to meet the financial covenant in our financing arrangements or provide assurance that we will have sufficient liquidity to meet our future needs. In light of the deteriorating economic conditions in our markets and the risk of a potential default under Nextel Brazil's local bank loans and equipment financing facility described above, we are not currently able to conclude with confidence that the circumstances that previously led us to determine that there is substantial doubt about our ability to continue as a going concern no longer exist.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.   There were no new accounting standards issued during the three months ended June 30, 2015 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Note 2.	Emergence from Chapter 11 Proceedings and Fresh Start Accounting

On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Our operating subsidiaries in Brazil, Mexico and Argentina were not debtors in these Chapter 11 cases.

On June 19, 2015, the Bankruptcy Court entered an order approving and confirming the First Amended Joint Plan of Reorganization Proposed by the Plan Debtors and the Official Committee of Unsecured Creditors, dated April 20, 2015. We refer to this plan, as amended, as the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings. We refer to June 26, 2015 as the Emergence Date.

The significant transactions that occurred on the Emergence Date in connection with the effectiveness of our Plan of Reorganization included the following:

•	NII Holdings canceled all shares of its common stock, preferred stock and other equity interests that existed prior to June 26, 2015;

•
NII Holdings amended and restated its Bylaws and filed an Amended and Restated Certificate of Incorporation authorizing the Company to issue up to 140,000,000 shares of common stock, par value $0.001 per share, and up to 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•
NII Holdings issued 99,999,992 shares of new common stock, with a per share value of $20.68, and distributed cash of $776.3 million to the holders of claims and service providers in comprehensive settlement of numerous integrated claims and disputes approved by the Bankruptcy Court in connection with the confirmation of the Plan of Reorganization;

•	In accordance with the Plan of Reorganization, all of the obligations of the Debtors with respect to the following indebtedness were canceled:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
$700.0 million aggregate principal amount of 7.875% senior notes due 2019 issued by NIIT pursuant to an indenture, dated as of May 23, 2013, among NIIT (as issuer), the Company (as guarantor), and Wilmington Trust National Association (as trustee) and all amendments, supplements or modifications thereto and extensions thereof;

•
$900.0 million aggregate principal amount of 11.375% senior notes due 2019 issued by NIIT pursuant to an indenture, dated as of February 19, 2013, among NIIT (as issuer), the Company (as guarantor), and Wilmington Trust National Association (as trustee) and all amendments, supplements or modifications thereto and extensions thereof;

•
$1.45 billion aggregate principal amount of 7.625% senior notes due 2021 issued by NII Capital Corp. pursuant to an indenture, dated as of March 29, 2011, among NII Capital Corp. (as issuer), each of the guarantors party thereto and Wilmington Savings Fund Society, FSB (as successor trustee) and all amendments, supplements or modifications thereto and extensions thereof;

•
$500.0 million aggregate principal amount of 8.875% senior notes due 2019 issued by NII Capital Corp. pursuant to an indenture, dated as of December 15, 2009, among NII Capital Corp. (as issuer), each of the guarantors party thereto and U.S. Bank National Association (as successor trustee) and all amendments, supplements or modifications thereto and extensions thereof; and

•
$800.0 million aggregate principal amount of 10.0% senior notes due 2016 issued by NII Capital Corp. pursuant to an indenture, dated as of August 18, 2009, among NII Capital Corp. (as issuer), each of the guarantors party thereto and Wilmington Savings Fund Society, FSB (as successor trustee) and all amendments, supplements or modifications thereto and extensions thereof.

Pursuant to our Plan of Reorganization, we entered into a registration rights agreement to provide registration rights to parties that, together with their affiliates, received upon emergence 10% or more of the issued and outstanding common stock of NII Holdings in connection with the Plan of Reorganization. In satisfaction of this registration rights agreement, on July 14, 2015, we filed a Registration Statement on Form S-1 under the Securities Act of 1933 to register our common stock that may be offered for sale from time to time by certain selling stockholders. On July 21, 2015, this Form S-1 was declared effective. We are not selling any common stock under the related prospectus and will not receive any proceeds from the sale of common stock by the selling stockholders.

In connection with our emergence from Chapter 11, we were required to apply the provisions of fresh start accounting to our financial statements because: (i) the holders of existing voting shares of NII Holdings prior to its emergence from the Chapter 11 proceedings received less than 50% of the voting shares of NII Holdings outstanding following its emergence from the Chapter 11 proceedings; and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan of Reorganization was less than the post-petition liabilities and allowed claims. Because our results of operations during the period from June 26, 2015 to June 30, 2015 were not material, we applied fresh start accounting to our consolidated financial statements as of the close of business on June 30, 2015. Under the principles of fresh start accounting, a new reporting entity is considered to be created, and as a result, we allocated the reorganization value of NII Holdings as of June 30, 2015 to our individual assets based on their estimated fair values at the date we applied fresh start accounting.

The total value of the cash and shares of common stock distributed under the Plan of Reorganization was $2.813 billion. We refer to this value as the Plan Distributable Value. The Plan Distributable Value was comprised of $745.2 million of cash paid to the holders of our NIIT and NII Capital Corp. senior notes and $2,067.7 million of new common stock. We also distributed an additional $2.8 million to other creditors. We determined the equity value of the Successor Company to be approximately $2,067.7 million, which represents the $2.813 billion Plan Distributable Value less $745.2 million in cash distributions.

The following condensed consolidated balance sheet reconciles the balance sheet of the Predecessor Company immediately prior to our emergence from Chapter 11 to the balance sheet of the Successor Company immediately subsequent to our emergence from Chapter 11. The adjustments set forth in the condensed consolidated balance sheet presented below reflect the consummation of the Plan of Reorganization, which are reflected in the "Reorganization Adjustments" column, and the fair value adjustments required by the implementation of fresh start accounting, which are reflected in the "Fresh Start Adjustments" column. This condensed consolidated balance sheet should be read in conjunction with the explanatory notes following the table.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the Successor Company's equity value to its reorganization value (in thousands):

Fair value of Successor Company's common stock	$2,067,665
Fair value of debt	766,681
Fair value of other liabilities	670,258
Reorganization value of Successor Company's assets	$3,504,604

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,284,757	$(776,306)	(a)	$—		$508,451
Short-term investments	163,454	—		—		163,454
Accounts receivable, net	229,729	—		—		229,729
Handset and accessory inventory	88,830	—		—		88,830
Deferred income taxes, net	685	—		7,355	(d)	8,040
Prepaid expenses and other	170,504	—		(18,166)	(e)	152,338
Total current assets	1,937,959	(776,306)		(10,811)		1,150,842
Property, plant and equipment, net	1,108,071	—		(414,451)	(f)	693,620
Intangible assets, net	576,210	—		570,914	(g)	1,147,124
Other assets	513,196	—		(178)	(h)	513,018
Total assets	$4,135,436	$(776,306)		$145,474		$3,504,604

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$111,946	$—		$—		$111,946
Accrued expenses and other	396,180	—		(2,677)	(i)	393,503
Deferred revenues	30,631			(3,532)	(j)	27,099
Current portion of long-term debt	667,617	—		6,997	(k)	674,614
Total current liabilities	1,206,374	—		788		1,207,162
Long-term debt	176,738	—		(84,671)	(k)	92,067
Deferred income tax liabilities	2,692	—		8,198	(d)	10,890
Other long-term liabilities	153,528	—		(26,708)	(l)	126,820
Total liabilities not subject to compromise	1,539,332	—		(102,393)		1,436,939
Liabilities subject to compromise	4,591,452	(4,591,452)	(b)	—		—
Stockholders’ (deficit) equity
Undesignated preferred stock - Successor Company	—	—		—		—
Undesignated preferred stock - Predecessor Company	—	—		—		—
Common stock - Successor Company	—	100	(b)	—		100
Common stock - Predecessor Company	172	(172)	(c)	—		—
Paid-in capital - Successor Company	—	2,067,565	(b)	—		2,067,565
Paid-in capital - Predecessor Company	1,522,320	(1,522,320)	(c)	—		—
Accumulated deficit	(2,405,497)	3,269,973	(c)	(864,476)	(m)	—
Accumulated other comprehensive loss	(1,112,343)	—		1,112,343	(m)	—
Total stockholders’ (deficit) equity	(1,995,348)	3,815,146		247,867		2,067,665
Total liabilities and stockholders’ (deficit) equity	$4,135,436	$(776,306)		$145,474		$3,504,604

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our unaudited condensed consolidated balance sheet presented above reflects the effect of the following adjustments:

(a)	Reflects cash payments made in connection with the implementation of the Plan of Reorganization (in thousands):

Claims paid to senior noteholders	$745,221
Payments to other creditors	2,779
Total claims paid	748,000
Reorganization-related professional fees	28,306
Total cash payments	$776,306

(b)
Represents the cancellation of debt and related transactions in connection with the implementation of the Plan of Reorganization on the Emergence Date. In accordance with the Plan of Reorganization, we distributed cash and shares of new common stock to holders of claims. The following table reflects the calculation of the total gain on the settlement of our liabilities subject to compromise (in thousands):

Total Predecessor Company liabilities subject to compromise	$4,591,452
Less: Common stock, Successor (at par)	(100)
Additional paid-in-capital, Successor	(2,067,565)
Total claims paid	(748,000)
Gain on settlement of liabilities subject to compromise	$1,775,787

(c)
Reflects the cumulative impact of the reorganization adjustments discussed above. Additionally, these adjustments reflect the cancellation of the Predecessor Company's common stock and additional paid-in capital to accumulated deficit (in thousands):

Gain on settlement of liabilities subject to compromise	$1,775,787
Reorganization-related professional fees	(28,306)
Net gain on reorganization adjustments	1,747,481
Cancellation of Predecessor Company equity	1,522,492
Net impact to accumulated deficit	$3,269,973

(d)
Represents the net increase in deferred tax assets and liabilities associated with adjustments for fresh start accounting. The change in the components of deferred tax assets and liabilities resulted in a change to the proportionate allocation of our valuation allowance between current deferred tax assets and non-current deferred tax liabilities.

(e)	Represents the write-off of unamortized debt issuance costs primarily related to Nextel Brazil's equipment financing facility and local bank loans.

(f)
Reflects the impact of fresh start adjustments on property, plant and equipment in Nextel Brazil, Nextel Argentina and our corporate segment. We measured the fair value of property, plant and equipment using the cost approach as the primary method. The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. The replacement or reproduction cost estimates were adjusted by losses in value attributable to obsolescence. The following reflects the impact of fresh start adjustments (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidated
	Predecessor Company	Fresh Start Adjustments	Successor Company
Land	$3,351	$(10)	$3,341
Leasehold improvements	40,995	(22,034)	18,961
Network equipment, communication towers and network software	1,835,985	(1,327,794)	508,191
Software, office equipment, furniture and fixtures and other	344,879	(259,484)	85,395
Less: Accumulated depreciation and amortization	(1,209,142)	1,209,142	—
	1,016,068	(400,180)	615,888
Construction in progress	92,003	(14,271)	77,732
	$1,108,071	$(414,451)	$693,620

(g)	Reflects the impact of fresh start adjustments on our intangible assets (in thousands):

	Nextel Brazil
	Predecessor Company	Fresh Start Adjustments	Successor Company
Licenses	$553,076	$514,448	$1,067,524
Customer relationships	—	32,200	32,200

In Brazil, our spectrum holdings include 20 megahertz, or MHz, of 1.9 gigahertz, or GHz,/2.1 GHz spectrum and 20 MHz of 1.8 GHz spectrum that support our wideband code division multiple access, or WCDMA, network and, in Rio de Janeiro, our long-term evolution, or LTE, network. We valued Nextel Brazil's spectrum licenses using the Greenfield method, a form of the income approach, by estimating the discounted future cash flows of a hypothetical start-up business, based on certain assumptions, including: (i) forecasted revenues and profit margins attributable to the spectrum for the period from July 1, 2015 to June 1, 2041, which represents the end of the current term of our spectrum licenses, including renewals solely at our option; and (ii) a discount rate of 16.6%, which is based on an after-tax weighted average cost of capital. We also have spectrum holdings in the 800 MHz specialized mobile radio, or SMR, spectrum band that currently support our integrated digital enhanced networks, or iDEN networks, but may be used for other purposes in the future.

We valued our intangible assets related to customer relationships, all of which relate to Brazil, using the excess earnings method, a form of the income approach, by estimating the discounted future cash flows attributable to existing subscribers, based on certain assumptions, including: (i) forecasted revenues and profit margins attributable to the current subscriber base beginning on July 1, 2015; (ii) a churn rate of 2.1%; and (iii) a discount rate of 16.6%, based on an after-tax weighted average cost of capital.

	Nextel Argentina
	Predecessor Company	Fresh Start Adjustments	Successor Company
Licenses	$5,134	$3,566	$8,700

In Argentina, we have spectrum holdings in the 800 MHz SMR spectrum band that support our iDEN network. We valued Nextel Argentina's licenses using the guideline transactions method, which is a form of the market approach that measures value based on what other purchasers in the market have paid for assets that can be considered reasonably similar to those being valued.

	Corporate
	Predecessor Company	Fresh Start Adjustments	Successor Company
Trade name	18,000	20,700	38,700

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our trade name represents the right to use the Nextel name exclusively in our markets. We valued our trade name using the relief from royalty method, a form of the income approach that estimates the amount a market participant would pay to utilize that trade name, based on certain assumptions, including (i) forecasted revenues attributable to the trade name from July 1, 2015 to June 1, 2041; (ii) a royalty rate of 0.25% of expected revenues determined with regard to comparable market transactions and profitability analysis; and (iii) a discount rate of 16.6%, which was based on an after-tax weighted average cost of capital.

(h)
Represents a $13.5 million decrease in non-income based tax assets to reduce their values to their estimated fair values based on discounted cash flows to reflect the timing of their anticipated realization, offset by the recognition of an $13.3 million asset related to the fair value of lease contracts whose terms were favorable relative to available market terms.

(i)	Represents the write-off of unamortized deferred gains related to the 2013 tower transactions.

(j)	Represents the revaluation of deferred revenues to the fair value of related future performance obligations.

(k)
Adjustments to Nextel Brazil's debt balances related to the remeasurement of its equipment financing facility, local bank loans, tower financings and capital lease obligations to their fair values were as follows (in thousands):

	Nextel Brazil
	Predecessor Company	Fresh Start Adjustments	Successor Company
Brazil equipment financing	$366,937	$(2,989)	$363,948
Brazil bank loans	294,322	9,987	304,309
Brazil capital lease and tower financing obligations	182,108	(84,672)	97,436
Other	988	—	988
Total debt	844,355	(77,674)	766,681
Less: current portion	(667,617)	(6,997)	(674,614)
	$176,738	$(84,671)	$92,067

(l)
Primarily represents the $61.3 million write-off of unamortized deferred gains related to the 2013 tower transactions, partially offset by a $27.7 million increase related to the recognition of unfavorable lease contracts relative to available market terms and an $8.3 million increase related to the remeasurement of asset retirement obligations to their fair values.

(m)	Reflects the cumulative impact of all fresh start adjustments and the elimination of the Predecessor Company’s accumulated other comprehensive loss as follows (in thousands):

Intangible asset fair value adjustment	$570,914
Property, plant and equipment fair value adjustment	(414,451)
Debt fair value adjustment	77,674
Write-off of unamortized deferred gains on 2013 tower transactions	63,940
Other	(49,368)
Net gain on fresh start fair value adjustments	248,709
Tax impact of fresh start adjustments	(842)
Elimination of Predecessor Company's accumulated other comprehensive loss	(1,112,343)
Net impact on accumulated deficit	$(864,476)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reorganization Items.

The components of our reorganization items for the three and six months ended June 30, 2015 are as follows (in thousands):

	Predecessor Company
	Three Months Ended	Six Months Ended
	June 30, 2015
Gain on settlement of liabilities subject to compromise	$1,775,787	$1,775,787
Net gain on fresh start fair value adjustments	248,709	248,709
Reorganization-related professional fees and other costs	(54,013)	(67,622)
Total reorganization items	$1,970,483	$1,956,874

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014
	(in thousands)
Value-added taxes	$50,551	$101,283
Other current assets	73,945	48,253
Other prepaid assets	27,842	65,693
	$152,338	$215,229

Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014
	(in thousands)
Land	$3,341	$3,913
Leasehold improvements	18,961	51,409
Network equipment, communication towers and network software	508,191	2,180,247
Software, office equipment, furniture and fixtures and other	85,395	357,167
Less: Accumulated depreciation and amortization	—	(1,370,512)
	615,888	1,222,224
Construction in progress	77,732	151,020
	$693,620	$1,373,244

During the six months ended June 30, 2015 and 2014, we capitalized $2.6 million and $23.0 million of interest, respectively. See Note 2 for more information regarding the valuation of our property, plant and equipment in connection with the implementation of fresh start accounting.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets, Net.
Our intangible assets include the following:

		Successor Company			Predecessor Company
		June 30, 2015			December 31, 2014
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	25	$1,076,224	$—	$1,076,224	$792,757	$(116,732)	$676,025
Tradename	25	38,700	—	38,700	—	—	—
Customer relationships	4	32,200	—	32,200	—	—	—
		$1,147,124	$—	$1,147,124	$792,757	$(116,732)	$676,025
As of December 31, 2014, the balance of our indefinite lived intangible assets was $18.0 million. See Note 2 for more information regarding the valuation of our intangible assets in connection with the implementation of fresh start accounting.
Restricted Cash.
The components of our restricted cash, almost all of which were classified as other assets in our condensed consolidated balance sheet as of June 30, 2015 and our consolidated balance sheet as of December 31, 2014, are as follows:

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014
	(in thousands)
Cash in escrow — Nextel Mexico sale	$187,508	$—
Brazil judicial deposits	50,259	46,215
Cash in escrow — Nextel Peru sale	34,347	41,782
Other	477	725
	$272,591	$88,722
Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014
	(in thousands)
Non-income based taxes	$73,513	$80,407
Capital expenditures	48,152	67,520
Payroll related items and commissions	45,292	46,842
Network system and information technology	31,476	48,287
Other	195,070	166,035
	$393,503	$409,091

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss. As of June 30, 2015 and December 31, 2014, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014
	(in thousands)
Cumulative foreign currency translation adjustment	$—	$(1,326,003)
Other	—	(5,350)
	$—	$(1,331,353)

Supplemental Cash Flow Information.

	Predecessor Company
	Six Months Ended June 30,
	2015	2014
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$95,833	$214,241
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(19,368)	(76,591)
	$76,465	$137,650
For the six months ended June 30, 2015, we had the following non-cash investing and financing activities:

•
$2,067.7 million in Successor Company common stock that we issued in partial satisfaction of certain claims that were settled in connection with our emergence from Chapter 11 (see Note 2 for more information); and

•	$187.5 million increase in restricted cash, which represents cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico.
We did not have any non-cash investing and financing activities during the six months ended June 30, 2014.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and six months ended June 30, 2015, we recognized $19.4 million and $40.4 million in revenue-based taxes and other excise taxes. For the three and six months ended June 30, 2014, we recognized $26.4 million and $52.8 million in revenue-based taxes and other excise taxes.
Diluted Net Income (Loss) Per Common Share.  As presented for the three and six months ended June 30, 2015, our calculation of diluted net income from continuing operations per common share includes 0.2 million and 0.3 million restricted common shares, respectively, but does not include any other potential common shares, including shares issuable upon the potential exercise of stock options issued under our stock-based employee compensation plans since their effect would have been antidilutive. As presented for the three and six months ended June 30, 2014, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three and six months ended June 30, 2015, we did not include 4.1 million and 4.8 million stock options for the period in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive. For the three and six months ended June 30, 2014, we did not include 10.3 million and 9.7 million stock options and 1.7 million and 1.7 million shares of restricted stock in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we completed the sale of Nextel Mexico to New Cingular Wireless, an indirect subsidiary of AT&T, for net proceeds of $1.448 billion. See Note 1 for more information on the sale of Nextel Mexico.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. During the six months ended June 30, 2015 and 2014, we recognized immaterial amounts of (expense) income related to Nextel Peru.

In connection with the sales discussed above, we have reported the results of Nextel Mexico, Nextel Chile and Nextel Peru as discontinued operations in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Mexico's, Nextel Peru's and Nextel Chile's results of operations for all periods presented to reflect these entities as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Mexico, Nextel Chile and Nextel Peru were as follows (in thousands):

	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$98,115	$381,838	$399,530	$777,491
Operating expenses	(137,245)	(667,538)	(512,067)	(1,169,399)
Other expense, net	(20,416)	(11,126)	(55,368)	(33,529)
Loss before income tax provision	(59,546)	(296,826)	(167,905)	(425,437)
Income tax (provision) benefit	—	(21,881)	5,529	(21,391)
	(59,546)	(318,707)	(162,376)	(446,828)
Gain (loss) on disposal of Nextel Mexico, Nextel Chile and Nextel Peru	358,296	5,931	355,360	5,952
Income (loss) from discontinued operations, net of income taxes	$298,750	$(312,776)	$192,984	$(440,876)

The components of assets and liabilities related to discontinued operations as of December 31, 2014, all of which related to Nextel Mexico, consisted of the following (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$153,888
Accounts receivable, less allowance for doubtful accounts of $14,043	96,526
Handset and accessory inventory	86,379
Deferred incomes taxes, prepaid expenses and other, net	125,512
Total current assets	462,305
Property, plant and equipment, net	1,059,689
Intangible assets, net	128,099
Deferred incomes taxes and other assets, net	87,952
Total assets	$1,738,045
LIABILITIES
Accounts payable	$112,851
Accrued expenses and other	153,896
Deferred revenues	47,062
Current portion of long-term debt	60,143
Long-term debt	526,980
Deferred income tax and other long-term liabilities	103,649
Total liabilities	$1,004,581

Note 5.	Impairment and Restructuring Charges

During the three and six months ended June 30, 2015, Nextel Brazil recognized $23.6 million and $27.8 million in non-cash asset impairment charges, the majority of which related to the abandonment of certain transmitter and receiver sites that are no longer required in our business. In addition, during the three and six months ended June 30, 2015, we recognized $5.4 million in severance and other related costs at the corporate level for both periods as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. We also recognized $19.4 million and $17.4 million in severance and other related costs at the corporate level during the three and six months ended June 30, 2014 related to similar streamlining and cost reduction efforts. Total impairment and restructuring charges by operating segment for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Brazil	$22,418	$—	$28,072	$—
Corporate	7,078	19,400	8,720	17,435
Total impairment and restructuring charges	$29,496	$19,400	$36,792	$17,435
As of June 30, 2015, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2015 — Predecessor Company	$8,250
Restructuring charges	5,719
Cash payments	(9,135)
Balance, June 30, 2015 — Successor Company	$4,834

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values. See Note 2 for more information. The components of our debt are as follows:

	Successor Company	Predecessor Company
	June 30, 2015	December 31, 2014
	(in thousands)
Brazil equipment financing	$363,948	$366,937
Brazil bank loans	304,309	343,915
Brazil capital lease and tower financing obligations	97,436	213,163
Other	988	1,256
Total debt	766,681	925,271
Less: current portion	(674,614)	(717,427)
	$92,067	$207,844

Cancellation of Senior Notes. In connection with the confirmation of our Plan of Reorganization and our emergence from Chapter 11, the $1,600.0 million in aggregate principal amount outstanding under each of NIIT's 7.875% senior notes due 2019 and its 11.375% senior notes due 2019 and the $2,750.0 million in aggregate principal amount outstanding under each of NII Capital Corp.'s 7.625% senior notes due 2021, its 8.875% senior notes due 2019 and its 10.0% senior notes due 2016 were canceled. Throughout the Chapter 11 proceedings, the entire $4,350.0 million in NIIT and NII Capital Corp. senior notes was classified as liabilities subject to compromise. See Note 2 for more information.

Brazil Bank Loans. As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenants included in each of Nextel Brazil's outstanding local bank loans. As a result, we classified these bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally committed the lenders to sign further amendments to the terms of the local bank loans. Among other things, the amendments revised the financial covenants and principal repayment schedule for the loans, granted the lenders a security interest over amounts held in certain collection accounts maintained with each lender and increased the interest margin on the loans from approximately 115% of the local Brazilian borrowing rate to approximately 140% of this local rate. Certain of these amendments were implemented in connection with the standstill agreements and the remainder became effective in connection with our emergence from Chapter 11 proceedings.

The amendments provide for a "covenant holiday" through December 31, 2015, during which time we are not required to comply with the financial covenants outlined in Nextel Brazil's local bank loan agreements. Thereafter, Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 4.0 as of June 30, 2016, 3.5 as of December 31, 2016 and 2.5 as of June 30, 2017 and on each six-month anniversary thereafter.

With our recent emergence from Chapter 11, we have announced plans to make a number of changes within our senior management team and are undertaking a review of our business plans and associated strategies in light of the current economic conditions in our markets and other factors affecting our business. This review is expected to result in the implementation of changes to our business plans and strategy to reflect the impact of the current and expected economic conditions on both our subscriber growth and revenues and to better align our costs with that revised outlook. These changes are also expected to take into account the obligations to meet the financial covenants contained in Nextel Brazil's amended local bank loan agreements. Based on our preliminary assessment of our operations and the current economic environment, we believe that it will be necessary for us to implement significant changes to our business in order to generate the financial results necessary to satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2015. As of June 30, 2015, we had $294.3 million principal amount outstanding under Nextel Brazil's local bank loans.
Brazil Equipment Financing Facility. In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. Because of the uncertainty regarding our ability to meet one of the financial covenants contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of June 30, 2015. As of June 30, 2015, we had $366.9 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this equipment financing facility.

Note 7.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of June 30, 2015 and December 31, 2014, available-for-sale securities included $96.1 million and $110.1 million, respectively, in short-term investments made by Nextel Brazil in investment funds and certificates of deposit. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. As of June 30, 2015 and December 31, 2014, available-for-sale securities also included $66.1 million and $43.5 million, respectively, in short-term investments made by Nextel Argentina in local money market funds. These funds invest in a combination of local currency-denominated and U.S. dollar-linked securities. During the three and six months ended June 30, 2015 and 2014, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value. The fair value of the Brazilian securities is based on the net asset value of the funds. In our judgment, these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	Successor Company		Predecessor Company
	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net (1)	$—	$—	$2,750,000	$648,500
NII International Telecom S.C.A. senior notes, net (1)	—	—	1,600,000	1,166,500
Brazil equipment financing	363,948	363,948	366,937	337,295
Brazil bank loans and other	305,297	305,297	345,171	275,655
	$669,245	$669,245	$5,062,108	$2,427,950
_______________________________________
(1) As of December 31, 2014, both our senior notes held by NII Capital Corp. and our senior notes held by NIIT were classified as liabilities subject to compromise in our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices in an active market, we consider this Level 1 in the fair value hierarchy.
Bank loans and other consists primarily of loans with certain banks in Brazil. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing facility in Brazil, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider these measurements to be Level 2 in the fair value hierarchy.
Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities on our condensed consolidated balance sheet at their fair value. As of June 30, 2015, Nextel Brazil had an immaterial amount of derivative instruments that were classified as short-term investments on our condensed consolidated balance sheet, and we consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other (expense) income, net in our condensed consolidated statement of comprehensive income (loss). For the six months ended June 30, 2015 and 2014, Nextel Brazil recognized an immaterial amount of unrealized losses and realized gains resulting from the changes in the estimated fair value of its derivative instruments.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

Note 8.	Commitments and Contingencies

Handset, Equipment and Other Commitments.

We are a party to purchase agreements with various suppliers under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of June 30, 2015, we are committed to purchase $196.9 million under a handset purchase agreement with one of our handset suppliers by the end of 2016. We do not expect that we will purchase all of the committed devices, but we have not recorded a liability for this contract because, based on current discussions with the vendor, we do not believe that we will incur a loss under this handset purchase agreement.
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, Nextel Brazil had accrued liabilities of $66.6 million and $69.7 million, respectively, related to contingencies, of which $7.0 million and $8.0 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $345.0 million as of June 30, 2015. We evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies on an ongoing basis. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, as well as NII Capital Corp. and certain of the Company’s current and former directors and executive officers, in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint against only the Company and three current and former officers, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. On October 6, 2014, the Company and the individual defendants' motion to dismiss was denied. Pursuant to the confirmed Plan of Reorganization, the claims against the Company in the case were extinguished and canceled, and on July 8, 2015, the Company was dismissed from the case. The case is currently continuing as to the remaining individual defendants, who will continue to vigorously defend themselves in this matter.
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11, and a fifth additional subsidiary filed a voluntary petition seeking relief under Chapter 11 on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings LLC. The Company’s other subsidiaries, including its operating subsidiaries, were not debtors in the Chapter 11 case. On June 19, 2015, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, and the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2014, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2015 and subsequent years. We maintained this same valuation allowance position through the first half of 2015.

Our consolidated income tax provision for the three and six months ended June 30, 2015 primarily represents current income taxes payable in Argentina.

Our emergence from Chapter 11 is not expected to have a significant impact on our net operating loss carryforwards for U.S. Federal and state income tax purposes. However, the utilization of certain of our U.S. net operating loss carryforwards will be limited. The amount of any such limitation cannot be determined until December 31, 2015.

Note 10.	Employee Stock and Benefit Plans
In connection with our emergence from Chapter 11, our Board of Directors adopted an incentive compensation plan, which contemplates grants of up to 5,263,158 shares of our new common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our new common stock.
On the Emergence Date, we made grants of 564,311 shares of restricted stock, 41,721 restricted stock units and 1,580,208 options to purchase shares of common stock.
Stock Options.
The fair value of the stock option awards using the Black-Scholes-Merton option pricing model was $4.01 for each option granted on June 26, 2015, based on the following assumptions:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Risk free interest rate	2.05%
Expected stock price volatility	31.73%
Expected term in years	5.79
Expected dividend yield	—
The expected term of stock option awards granted represents the period that we expect our stock option awards will be outstanding and was determined based on a Monte Carlo model using the post-vesting termination rate calculated by a third party, and a stock price path and time dependent model of suboptimal voluntary exercise. The risk free interest rate for the grant date is consistent with the zero-coupon U.S. Treasury rate curve as of June 26, 2015. Expected volatility takes into consideration a blended historical and implied volatility of comparable companies' option contracts.
Restricted Stock.
Restricted stock includes non-vested restricted stock awards. If a participant terminates employment prior to the vesting dates, the unvested shares of restricted stock are forfeited and available for reissuance under the terms of our incentive compensation plan. The fair value of our restricted stock is determined based on the fair value of our common stock at the grant date. As of June 30, 2015, the fair value of our restricted stock issued on June 26, 2015 was $16.00 per share. As of June 30, 2015, the unrecognized compensation cost of our restricted stock was $9.0 million.
Restricted Stock Units.
Restricted stock units represent a right to either a share of common stock or cash payment equal to the closing price of our common stock on the vesting date as determined by our Board of Directors. We currently expect all restricted stock units to be settled in shares of common stock. The fair value of our restricted stock units is determined based on the fair value of our common stock at the grant date. The fair value of the restricted stock units issued on June 26, 2015 was $16.00 per share. As of June 30, 2015, the unrecognized compensation cost of our restricted stock units was $0.7 million.

Note 11.	Segment Reporting
We have determined our reportable segments based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. Our reportable segments are: (1) Brazil and (2) Argentina.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Argentina	Corporate and Eliminations		Consolidated
	(in thousands)
Three Months Ended June 30, 2015 — Predecessor Company
Operating revenues	$320,255	$100,462	$48		$420,765
Segment (losses) earnings	$(78,755)	$20,468	$(16,573)		$(74,860)
Less:
Impairment and restructuring charges					(29,496)
Depreciation and amortization					(74,672)
Foreign currency transaction gains, net					14,390
Interest expense and other, net					(45,576)
Loss from continuing operations before reorganization items and income tax provision					$(210,214)
Capital expenditures	$53,557	$3,785	$728		$58,070

Three Months Ended June 30, 2014 — Predecessor Company
Operating revenues	$479,373	$108,109	$(568)		$586,914
Segment (losses) earnings	$(56,151)	$21,307	$(41,852)		$(76,696)
Less:
Impairment and restructuring charges					(19,400)
Depreciation and amortization					(122,544)
Foreign currency transaction gains, net					6,944
Interest expense and other, net					(92,049)
Loss from continuing operations before reorganization items and income tax provision					$(303,745)
Capital expenditures	$49,679	$6,187	$3,095		$58,961

Six Months Ended June 30, 2015 — Predecessor Company
Operating revenues	$683,611	$199,508	$100		$883,219
Segment (losses) earnings	$(75,234)	$38,659	$(38,563)		$(75,138)
Less:
Impairment and restructuring charges					(36,792)
Depreciation and amortization					(155,625)
Foreign currency transaction losses, net					(64,505)
Interest expense and other, net					(61,680)
Loss from continuing operations before reorganization items and income tax provision					$(393,740)
Capital expenditures	$68,385	$7,262	$818		$76,465

Six Months Ended June 30, 2014 — Predecessor Company
Operating revenues	$940,597	$220,789	$88		$1,161,474
Segment (losses) earnings	$(85,296)	$48,285	$(79,990)		$(117,001)
Less:
Impairment and restructuring charges					(17,435)
Depreciation and amortization					(217,015)
Foreign currency transaction gains, net					9,543
Interest expense and other, net					(204,286)
Loss from continuing operations before reorganization items and income tax provision					$(546,194)
Capital expenditures	$117,366	$11,440	$8,844		$137,650

June 30, 2015 — Successor Company
Identifiable assets	$2,543,041	$267,495	$694,068		$3,504,604
December 31, 2014 — Predecessor Company
Identifiable assets	$2,991,959	$279,714	$2,158,918	(1)	$5,430,591

(1) As of December 31, 2014, identifiable assets in the "Corporate and Eliminations" column include $1,738.0 million of total assets related to discontinued operations as a result of the sale of Nextel Mexico. See Note 4 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2015 and December 31, 2014 and our consolidated results of operations for the three- and six-month periods ended June 30, 2015 and 2014; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2014 annual report on Form 10-K and the amendments to that annual report, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements," "Item 1A. — Risk Factors" in our 2014 annual report on Form 10-K and "Item 1A. — Risk Factors" in Part II of this quarterly report on Form 10-Q for risks and uncertainties that may impact our future performance.
We refer to our operating companies by the countries in which they operate, such as Nextel Brazil and Nextel Argentina.
Business Update
Emergence from Chapter 11 Proceedings. On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Our operating subsidiaries in Brazil, Mexico and Argentina were not debtors in these Chapter 11 cases.

As described in more detail in Note 2 to our condensed consolidated financial statements, on June 19, 2015, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings.

In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the "Successor Company" relate to NII Holdings on or subsequent to June 30, 2015. References to the "Predecessor Company" relate to NII Holdings prior to June 30, 2015.
Sale of Mexico Operations. On April 30, 2015, we completed the sale of our operations in Mexico to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of Nextel Mexico for a purchase price of approximately $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. We used a portion of the net proceeds to repay all outstanding principal and interest under a debtor-in-possession loan agreement we entered into prior to our emergence from Chapter 11 and to fund distributions to specified creditors pursuant to the Plan of Reorganization. We plan to use the remaining net proceeds from this transaction to support our operations in Brazil. In connection with this sale, we have reported the results of Nextel Mexico as discontinued operations in this quarterly report on Form 10-Q.
Business Overview

We provide wireless communication services under the NextelTM brand in Brazil and Argentina with our principal operations located in major business centers and related transportation corridors in these countries. We provide services in major urban and suburban centers with high population densities where we believe there is a concentration of each country’s business users and economic activity. Historically, our services were targeted to meet the needs of business customers and individuals who used our services to meet both professional and personal needs. With the deployment of our wideband code division multiple access, or WCDMA, network in Brazil and prepaid service offerings in Argentina, our target market also includes consumers. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. In Brazil, we believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network. We also offer long-term evolution, or LTE, services in Rio de Janeiro in Brazil. These technologies allow us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset and data devices. We operated in Mexico until April 30, 2015, when we sold these operations following earlier sales of our operations in Chile and Peru.

The services we currently offer include:

•	mobile telephone voice service;

•	wireless data services, including text messaging services, mobile internet services and email services;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

•
other value-added services, including location-based services, which include the use of Global Positioning System, or GPS, technologies; digital media services; and a wide range of applications available via our content management system, as well as the AndroidTM open application market;

•	business solutions, such as security, work force management, logistics support and other applications that help our business subscribers improve their productivity; and

•	voice and data roaming services outside of our coverage areas.
Our WCDMA network in Brazil enables us to offer a wider range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our integrated digital enhanced, or iDEN network. We are currently offering services supported by our WCDMA network in approximately 260 cities in Brazil, including cities in and around Sao Paulo and Rio de Janeiro. We also offer service on our iDEN network in Argentina and continue to provide services on our iDEN network in Brazil.
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
The costs of deploying and operating our WCDMA network and LTE upgrade in Brazil, combined with the cost of continuing to operate our iDEN networks in Brazil and Argentina, have negatively impacted our profitability and are expected to continue to have that impact as we expand our subscriber base on our WCDMA network and transition iDEN subscribers to that network in Brazil, but we believe that these costs are necessary to ensure the competitiveness of our service offerings.
We have implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results and goals, as well as with the trends in our business. These changes have included significant reductions in our headquarters staff through the reorganization of the roles and responsibilities of our headquarters and market teams and headcount reductions at the market level that are designed to reduce costs while maintaining the support necessary to meet our customers' needs.
As a result of the sale of Nextel Mexico in April 2015, which followed the sale of Nextel Chile in August 2014 and Nextel Peru in August 2013, we plan to allocate most of our financial and other resources to our operation in Brazil going forward. While we will continue to support our operation in Argentina, our results of operations and this change in emphasis make it appropriate for us to explore a variety of strategic options for this market. Our strategic plans contemplate the sale of Nextel Argentina, but we are also considering partnerships, service arrangements and asset sales in an effort to maximize Nextel Argentina's value.

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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 annual report on Form 10-K.

Results of Operations
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our operating segments into U.S. dollars using the average foreign currency exchange rates for the three and six months ended June 30, 2015 and 2014. The following table presents the average foreign currency exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average foreign currency exchange rates utilized in prior periods.

	Three Months Ended June 30,
	2015	2014	Percent Change
Brazilian real	3.07	2.23	(38)%
Argentine peso	8.95	8.06	(11)%

	Six Months Ended June 30,
	2015	2014	Percent Change
Brazilian real	2.97	2.30	(29)%
Argentine peso	8.82	7.85	(12)%

Throughout 2014 and continuing through the first half of 2015, foreign currency exchange rates in Brazil and Argentina depreciated in value relative to the U.S. dollar. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2014, as well as at the end of the first and second quarters of 2015. If the values of these exchange rates continue to depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2014				2015
	March	June	September	December	March	June
Brazilian real	2.26	2.20	2.45	2.66	3.21	3.10
Argentine peso	8.00	8.13	8.43	8.55	8.82	9.09

To provide better insight into the results of our operating segments, we present the year-over-year percentage change in each of the line items presented on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and six months ended June 30, 2014 to amounts that would have resulted if the average foreign currency exchange rates for the three and six months ended June 30, 2014 were the same as the average foreign currency exchange rates that were in effect for the three and six months ended June 30, 2015; and (ii) by comparing the constant currency financial measures for the three and six months ended June 30, 2014 to the actual financial measures for the three and six months ended June 30, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Predecessor Company
	June 30, 2015	June 30, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Brazil segment losses	(78,755)	(56,151)	(22,604)	40%	93%
Argentina segment earnings	20,468	21,307	(839)	(4)%	7%
Corporate and eliminations segment losses	(16,573)	(41,852)	25,279	(60)%	NM
Consolidated segment losses	(74,860)	(76,696)	1,836	(2)%	18%
Impairment and restructuring charges	(29,496)	(19,400)	(10,096)	52%	52%
Depreciation and amortization	(74,672)	(122,544)	47,872	(39)%	(18)%
Operating loss	(179,028)	(218,640)	39,612	(18)%	4%
Interest expense, net	(48,013)	(104,960)	56,947	(54)%	(53)%
Interest income	11,343	11,408	(65)	(1)%	20%
Foreign currency transaction gains, net	14,390	6,944	7,446	107%	239%
Other (expense) income, net	(8,906)	1,503	(10,409)	NM	NM
Loss from continuing operations before reorganization items and income tax provision	(210,214)	(303,745)	93,531	(31)%	(19)%
Reorganization items	1,970,483	—	1,970,483	NM	NM
Income tax provision	(8,986)	(6,790)	(2,196)	32%	44%
Net income (loss) from continuing operations	1,751,283	(310,535)	2,061,818	NM	NM
Income (loss) from discontinued operations, net of income taxes	298,750	(312,776)	611,526	(196)%	(203)%
Net income (loss)	$2,050,033	$(623,311)	$2,673,344	NM	NM
_______________________________________
NM — Not Meaningful

	Predecessor Company
	June 30, 2015	June 30, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Six Months Ended
Brazil segment losses	(75,234)	(85,296)	10,062	(12)%	14%
Argentina segment earnings	38,659	48,285	(9,626)	(20)%	(10)%
Corporate and eliminations segment losses	(38,563)	(79,990)	41,427	(52)%	NM
Consolidated segment losses	(75,138)	(117,001)	41,863	(36)%	(27)%
Impairment and restructuring charges	(36,792)	(17,435)	(19,357)	111%	111%
Depreciation and amortization	(155,625)	(217,015)	61,390	(28)%	(9)%
Operating loss	(267,555)	(351,451)	83,896	(24)%	(7)%
Interest expense, net	(82,408)	(230,232)	147,824	(64)%	(63)%
Interest income	19,632	28,490	(8,858)	(31)%	(17)%
Foreign currency transaction (losses) gains, net	(64,505)	9,543	(74,048)	NM	NM
Other expense, net	1,096	(2,544)	3,640	(143)%	(159)%
Loss from continuing operations before reorganization items and income tax provision	(393,740)	(546,194)	152,454	(28)%	(18)%
Reorganization items	1,956,874	—	1,956,874	NM	NM
Income tax provision	(15,603)	(12,320)	(3,283)	27%	40%
Net income (loss) from continuing operations	1,547,531	(558,514)	2,106,045	NM	NM
Income (loss) from discontinued operations, net of income taxes	192,984	(440,876)	633,860	(144)%	(147)%
Net income (loss)	$1,740,515	$(999,390)	$2,739,905	(274)%	NM
_______________________________________
NM — Not Meaningful

We define segment (losses) earnings as operating loss before depreciation, amortization and impairment and restructuring charges. Consolidated segment losses decreased $1.8 million, or 2%, and $41.9 million, or 36%, for the three and six months ended June 30, 2015 compared to the same periods in 2014 and include the results of operations of our Brazil, Argentina and Corporate businesses, which are discussed individually below.

1.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in the three and six months ended June 30, 2015 primarily consisted of non-cash asset impairment charges related to the shutdown or abandonment of transmitter and receiver sites in Brazil and severance costs incurred at the corporate level resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. Consolidated impairment and restructuring charges recognized in the three and six months ended June 30, 2014 represented severance costs incurred at the corporate level.

2.	Depreciation and amortization

The $47.9 million, or 39%, and $61.4 million, or 28%, decreases in consolidated depreciation and amortization on a reported basis, and the 18% and 9% decreases on a constant currency basis, for the three and six months ended June 30, 2015 compared to the same periods in 2014 were principally a result of the completion of the sale of communication towers in Brazil, as well as the non-cash asset impairment charge to reduce Nextel Argentina's asset group to its estimated fair value during the fourth quarter of 2014.

3.	Interest expense, net

Consolidated net interest expense decreased $56.9 million, or 54%, and $147.8 million, or 64%, on a reported basis, and 53% and 63% on a constant currency basis, from the three and six months ended June 30, 2014 to the same periods in 2015 as a result of the suspension of interest on all series of our senior notes in connection with our Chapter 11 filing. See Note 2 to our condensed consolidated financial statements for more information.

4.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $14.4 million during the three months ended June 30, 2015 were largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities. Foreign currency transaction losses of $64.5 million during the six months ended June 30, 2015 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

5.	Reorganization items

Reorganization items include all income, expenses, gains or losses that are incurred or realized as a result of the implementation of the Plan of Reorganization in connection with the Chapter 11 proceedings, including the $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11 and a $248.7 million gain as a result of the implementation of fresh start accounting. See Note 2 to our condensed consolidated financial statements for more information.

b.    Nextel Brazil

	Predecessor Company
	June 30, 2015	% of Nextel Brazil’s Operating Revenues	June 30, 2014	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$303,174	95%	$428,952	89%	$(125,778)	(29)%	(3)%

Handset and accessory revenues	17,081	5%	50,421	11%	(33,340)	(66)%	(53)%
Cost of handsets and accessories	(65,368)	(20)%	(112,316)	(24)%	46,948	(42)%	(42)%
Handset and accessory net subsidy	(48,287)	(15)%	(61,895)	(13)%	13,608	(22)%	(36)%
Cost of service (exclusive of depreciation and amortization)	(126,011)	(40)%	(192,345)	(40)%	66,334	(34)%	(10)%
Selling and marketing expenses	(56,461)	(18)%	(74,993)	(16)%	18,532	(25)%	4%
General and administrative expenses	(151,170)	(47)%	(155,870)	(32)%	4,700	(3)%	34%
Segment losses	$(78,755)	(25)%	$(56,151)	(12)%	$(22,604)	40%	93%

Six Months Ended
Service and other revenues	$643,804	94%	$854,718	91%	$(210,914)	(25)%	(3)%

Handset and accessory revenues	39,807	6%	85,879	9%	(46,072)	(54)%	(40)%
Cost of handsets and accessories	(121,143)	(18)%	(224,082)	(24)%	102,939	(46)%	(46)%
Handset and accessory net subsidy	(81,336)	(12)%	(138,203)	(15)%	56,867	(41)%	(48)%
Cost of service (exclusive of depreciation and amortization)	(256,153)	(38)%	(360,507)	(38)%	104,354	(29)%	(8)%
Selling and marketing expenses	(105,357)	(15)%	(143,783)	(15)%	38,426	(27)%	(5)%
General and administrative expenses	(276,192)	(40)%	(297,521)	(32)%	21,329	(7)%	20%
Segment losses	$(75,234)	(11)%	$(85,296)	(9)%	$10,062	(12)%	14%

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we have tracked and will continue to track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's customer turnover rates for each of the quarters in 2014 and for the first two quarters of 2015. We calculate customer turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
iDEN subscriber units	3,620.3	3,455.6	3,137.7	2,942.5	2,669.2	2,420.7
WCDMA subscriber units	337.9	673.8	1,050.6	1,333.8	1,672.3	1,971.9
Total subscriber units in commercial service — beginning of period	3,958.2	4,129.4	4,188.3	4,276.3	4,341.5	4,392.6

iDEN net subscriber losses	(88.3)	(175.1)	(97.3)	(176.3)	(190.2)	(184.0)
WCDMA net subscriber additions	259.5	234.0	185.3	241.5	241.3	226.8
Total net subscriber additions	171.2	58.9	88.0	65.2	51.1	42.8

Migrations from iDEN to WCDMA	76.4	142.8	97.9	97.0	58.3	59.3

iDEN subscriber units	3,455.6	3,137.7	2,942.5	2,669.2	2,420.7	2,177.4
WCDMA subscriber units	673.8	1,050.6	1,333.8	1,672.3	1,971.9	2,258.0
Total subscriber units in commercial service — end of period	4,129.4	4,188.3	4,276.3	4,341.5	4,392.6	4,435.4

Total customer turnover	2.39%	2.81%	2.28%	2.71%	3.10%	3.28%
iDEN customer turnover	2.53%	3.05%	2.32%	3.00%	3.19%	3.46%
WCDMA customer turnover	1.44%	1.86%	2.16%	2.21%	2.97%	3.09%

The following table represents Nextel Brazil's average revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2014, as well as for the first two quarters of 2015, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total ARPU (US$)	31	30	30	27	23	20
WCDMA ARPU (US$)	20	27	32	30	26	23
iDEN ARPU (US$)	32	31	30	26	21	17

Total ARPU (BR)	73	67	69	68	66	62
WCDMA ARPU (BR)	48	60	72	75	74	71
iDEN ARPU (BR)	77	69	68	65	60	53
The average value of the Brazilian real depreciated by 38% and 29% relative to the U.S. dollar during the three and six months ended June 30, 2015 compared to the average value that prevailed during the same periods in 2014. As a result, the components of Nextel Brazil's results of operations for the three and six months ended June 30, 2015, after translation into U.S. dollars, reflect significantly lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or continues to further depreciate relative to the U.S. dollar, Nextel Brazil's future reported results of operations for 2015 will be adversely affected relative to its reported results of operations for 2014.
The economic environment in Brazil continues to reflect a significant downturn from prior years with low consumer confidence, negative real wage growth and a net loss of jobs and higher unemployment. Consumers in Brazil are also being impacted by rising costs of food and other essentials, with the inflation of food costs significantly exceeding both inflation levels experienced in 2014 and the consumer price index. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates.
For the three and six months ended June 30, 2015, Nextel Brazil represented 76% and 77% of our consolidated operating revenues, respectively, reflecting significant declines from 2014 levels when Nextel Brazil represented 82% and 81% of our consolidated operating revenues for the three and six months ended June 30, 2014, respectively. Nextel Brazil's subscribers comprised 71% of our total subscriber base as of June 30, 2015. Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013 and has experienced substantial subscriber growth on its WCDMA network since then. Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2,258.0 thousand subscribers as of June 30, 2015.
Since Nextel Brazil began offering a full range of services on its WCDMA network, its WCDMA ARPU steadily increased in Brazilian reais through 2014. However, Nextel Brazil's WCDMA ARPU in Brazilian reais has decreased over the course of the last two quarters as a result of more intense competition in the wireless market and the economic factors discussed above. Nextel Brazil's WCDMA ARPU also decreased in the second quarter of 2015 as a result of the issuance of credit notes and the reduction in mobile termination rates discussed below. Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower average revenues per subscriber to retain and attract subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Despite its efforts, Nextel Brazil has experienced net subscriber losses on, and declines in its average revenue per subscriber for subscribers on its iDEN network, and we expect that these trends will continue.
We expect that the current economic and competitive conditions and weak foreign currency exchange rates will continue to have a negative impact on Nextel Brazil's reported results of operations for at least the remainder of 2015.
During the first half of 2015, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro both to meet its regulatory obligations and to improve the capacity of its network. Despite implementing cost reductions in overall operating expenses, Nextel Brazil had segment loss margins of 25% and 11% during the three and six months ended June 30, 2015 compared to segment loss margins of 12% and 9% during the same periods in 2014 as the cost reductions did not keep pace with the decline in service and other revenues in those periods. Nextel Brazil's capital expenditures were $68.4 million for the first half of 2015, which represented 89% of our consolidated capital expenditures, compared to 85% of our consolidated capital expenditures in the first half of 2014, and a 42% decline in capital expenditures from the first half of 2014. Nextel Brazil recognized segment losses of $78.8 million and $75.2 million during the three and six months ended June 30, 2015 compared to segment losses of $56.2 million and $85.3 million during the same periods in 2014, respectively, as a result of the following:

1.	Service and other revenues

The $125.8 million, or 29%, and $210.9 million, or 25%, decreases in service and other revenues on a reported basis during the three and six months ended June 30, 2015 compared to the same periods in 2014 are primarily a result of the impact of weaker foreign currency exchange rates on our reported results. On a constant currency basis, Nextel Brazil's service and other revenues decreased 3% during the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to decreases in average revenue per subscriber.

As discussed above, Nextel Brazil's WCDMA subscriber base grew from 1.1 million subscribers as of June 30, 2014 to 2.3 million subscribers as of June 30, 2015 which led to $85.6 million and $199.6 million increases in Nextel Brazil's WCDMA-based service and other revenues from the three and six months ended June 30, 2014 to the same periods in 2015. This growth in Nextel Brazil's WCDMA subscriber base was offset by a decrease in its iDEN subscriber base from 3.1 million subscribers as of the end of the second quarter of 2014 to 2.2 million subscribers as of the end of the second quarter of 2015, and a decline in its iDEN-based average revenue per subscriber from $31 in the second quarter of 2014 to $17 in the second quarter of 2015. These changes resulted in $211.4 million and $410.5 million decreases in Nextel Brazil's iDEN-based service and other revenues from the three and six months ended June 30, 2014 to the same periods in 2015.

2.	Handset and accessory net subsidy

The $13.6 million, or 22%, and $56.9 million, or 41%, decreases in handset and accessory net subsidy on a reported basis for the three and six months ended June 30, 2014 to the same periods in 2015 are largely related to a change in the mix of handsets toward less costly smartphones and other handsets and an increased emphasis on service plans under which services are provided to new subscribers using their existing handsets. These decreases were partially offset by a $25.3 million charge that Nextel Brazil recognized in the second quarter of 2015 related to certain tax credits generated as a result of handset purchases that we do not believe are probable of being recovered. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 36% and 48% for the three and six months ended June 30, 2015 compared to the same period in 2014.

3.	Cost of service

The $66.3 million, or 34%, and $104.4 million, or 29%, decreases in cost of service on a reported basis for the three and six months ended June 30, 2015 compared to the same periods in 2014 are primarily caused by the impact of weaker foreign currency exchange rates described above. These decreases were also due in part to $19.2 million, or 30%, and $37.8 million, or 29%, decreases in interconnect costs related to the changes in the regulated interconnect cost structure described below. Additionally, Nextel Brazil experienced decreases of $20.0 million and $36.9 million for the three and six months ended June 30, 2015 related to the insourcing of various engineering activities that were previously outsourced in Brazil, as well as $10.2 million, or 83%, and $21.9 million, or 82%, decreases in service and repair costs related to our iDEN handset maintenance program.

In 2012, Brazil's telecommunications regulatory agency approved regulations to implement a transition to a cost-based model for determining mobile termination rates. Under the current regulations, the mobile termination rates are being gradually reduced over a transition period ending in 2019, when cost-based rates will take effect. The transition rules also provide for a partial "bill and keep" settlement process that applies to the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors (who are considered to hold significant market power under the Brazilian regulations), which further reduces mobile termination charges for smaller operators. The lower costs resulting from this partial bill and keep settlement process, which is similar to the settlement process that has historically applied to termination charges relating to our iDEN services, decline as mobile termination rates are reduced during the transition period, with the bill and keep settlement process terminating when cost-based rates are implemented.

4.	Selling and marketing expenses

The $18.5 million, or 25%, and $38.4 million, or 27%, decreases in selling and marketing expenses on a reported basis during the first half of 2015 compared to the same period in 2014 are largely due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 5% in the six months ended June 30, 2015 compared to the same period in 2014 as a result of a reduction in media advertising connected with the launch of the WCDMA network in 2014. In addition, on a constant currency basis, Nextel Brazil's selling and marketing expenses increased 4% in the second quarter of 2015 compared to the same period in 2014 as a result of more advertising campaigns related to Nextel Brazil's new service plan offerings.

5.	General and administrative expenses

The $4.7 million, or 3%, and $21.3 million, or 7%, decreases in general and administrative expenses on a reported basis for the three and six months ended June 30, 2014 to the same periods in 2015 are primarily due to the impact of weaker foreign currency exchange rates as described above. On a constant currency basis, Nextel Brazil's general and administrative expenses increased 34% and 20%, respectively, over the same periods as a result of $31.5 million, or 233%, and $35.2 million, or 116%, increases in bad debt expense primarily caused by significant decreases in collections largely due to deteriorating economic conditions in Brazil.

c.     Nextel Argentina

	Predecessor Company
	June 30, 2015	% of Nextel Argentina's Operating Revenues	June 30, 2014	% of Nextel Argentina’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$90,960	91%	$96,637	89%	$(5,677)	(6)%	5%

Handset and accessory revenues	9,502	9%	11,472	11%	(1,970)	(17)%	(8)%
Cost of handsets and accessories	(12,773)	(12)%	(16,562)	(16)%	3,789	(23)%	(14)%
Handset and accessory net subsidy	(3,271)	(3)%	(5,090)	(5)%	1,819	(36)%	(29)%
Cost of service (exclusive of depreciation and amortization)	(25,882)	(26)%	(26,637)	(24)%	755	(3)%	8%
Selling and marketing expenses	(10,414)	(11)%	(12,318)	(11)%	1,904	(15)%	(6)%
General and administrative expenses	(30,925)	(31)%	(31,285)	(29)%	360	(1)%	10%
Segment earnings	$20,468	20%	$21,307	20%	$(839)	(4)%	7%

Six Months Ended
Service and other revenues	$178,343	89%	$197,551	89%	$(19,208)	(10)%	1%

Handset and accessory revenues	21,165	11%	23,238	11%	(2,073)	(9)%	2%
Cost of handsets and accessories	(32,032)	(16)%	(32,671)	(15)%	639	(2)%	10%
Handset and accessory net subsidy	(10,867)	(5)%	(9,433)	(4)%	(1,434)	15%	29%
Cost of service (exclusive of depreciation and amortization)	(51,032)	(26)%	(53,518)	(24)%	2,486	(5)%	7%
Selling and marketing expenses	(19,607)	(10)%	(23,464)	(11)%	3,857	(16)%	(6)%
General and administrative expenses	(58,178)	(29)%	(62,851)	(28)%	4,673	(7)%	4%
Segment earnings	$38,659	19%	$48,285	22%	$(9,626)	(20)%	(10)%

The table below provides an overview of our subscriber units in commercial service on Nextel Argentina's iDEN network, as well as its customer turnover rates for each of the quarters in 2014 and for the first two quarters of 2015. Customer turnover is calculated by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total subscriber units in commercial service — beginning of period	2,023.0	1,996.7	1,976.2	1,949.4	1,954.4	1,934.9
Total net subscriber losses	(26.3)	(20.5)	(26.8)	5.0	(19.5)	(107.0)
Total subscriber units in commercial service — end of period	1,996.7	1,976.2	1,949.4	1,954.4	1,934.9	1,827.9

Total customer turnover	4.16%	4.35%	4.82%	4.29%	4.25%	4.66%

The following table shows Nextel Argentina's ARPU on its iDEN network for each of the quarters in 2014, as well as for the first two quarters of 2015, in both U.S. dollars (US$) and Argentine pesos (ARG). ARPU is calculated by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total ARPU (US$)	15	15	14	14	14	15

Total ARPU (ARG)	113	117	117	119	117	131
For the three and six months ended June 30, 2015, Nextel Argentina represented 24% and 23% of our consolidated operating revenues, respectively, and its subscribers comprised 29% of our total subscriber base as of June 30, 2015. Comparatively, for the three and six months ended June 30, 2014, Nextel Argentina represented 18% and 19% of our consolidated operating revenues, respectively. As of June 30, 2015, approximately 47% of Nextel Argentina's subscriber base represented subscribers who are utilizing prepaid service plans that generate lower average monthly revenues per subscriber unit.
Over the last several years, the inflation rate in Argentina has risen significantly and the overall economic conditions there have worsened. We expect that the inflation rate in Argentina may continue to rise in future periods. The higher inflation rate, combined with the depreciation of the Argentine peso relative to the U.S. dollar, has affected revenues earned and costs incurred in Argentine pesos. If the higher inflation rates in Argentina continue, Nextel Argentina's results of operations will continue to be adversely affected. In addition, Nextel Argentina continues to compete utilizing its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors. As a result, Nextel Argentina experienced a higher customer turnover rate during the first half of 2015 compared to the same period in 2014 as its customers were targeted by competitors’ aggressive offers that include a broader range of services that are supported by competitors' networks.
The average value of the Argentine peso for the three and six months ended June 30, 2015 depreciated relative to the U.S. dollar by 11% and 12% compared to the average values that prevailed during the same periods in 2014. As a result, the components of Nextel Argentina's results of operations for the three and six months ended June 30, 2015, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar. If further depreciation of the Argentine peso occurs, Nextel Argentina's results of operations would be adversely affected.
Nextel Argentina's segment earnings decreased $0.8 million, or 4%, and $9.6 million, or 20%, in the three and six months ended June 30, 2015 compared to the same periods in 2014, and Nextel Argentina generated segment earnings margins of 20% and 19% in the three and six months ended June 30, 2015 compared to segment earnings margins of 20% and 22% in the same periods in 2014. On a constant currency basis, Nextel Argentina's segment earnings remained relatively stable in the three months ended June 30, 2015 compared to the same period in 2014 and decreased 10% in the six months ended June 30, 2015 compared to the same period in 2014, primarily as a result of lower operating revenues, resulting from a smaller subscriber base.

d.    Corporate

	Predecessor Company
	June 30, 2015	June 30, 2014	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$77	$97	$(20)	(21)%
Selling and marketing expenses	(121)	(2,125)	2,004	(94)%
General and administrative expenses	(16,529)	(41,084)	24,555	(60)%
Segment losses	$(16,573)	$(43,112)	$26,539	(62)%

Six Months Ended
Service and other revenues	$168	$152	$16	11%
Selling and marketing expenses	(107)	(4,637)	4,530	(98)%
General and administrative expenses	(39,545)	(78,418)	38,873	(50)%
Segment losses	$(39,484)	$(82,903)	$43,419	(52)%
Segment losses decreased $26.5 million, or 62% and $43.4 million, or 52%, in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to reduced payroll costs resulting from fewer general and administrative personnel following a reduction in force that we implemented in 2014, lower consulting expenses, lower information technology costs and $13.2 million in professional fees incurred in the first half of 2014 in connection with our preparation for the Chapter 11 filing.

Liquidity and Capital Resources
We derive our liquidity and capital resources primarily from a combination of cash flows from our operations and cash we raise in connection with external financings and asset sales. As of June 30, 2015, we had a working capital deficit, which is defined as total current assets less total current liabilities, of $56.3 million compared to working capital of $4.0 million as of December 31, 2014. As of June 30, 2015, our working capital included $508.5 million in cash and cash equivalents, of which $2.3 million was held by Nextel Brazil and $85.3 million was held by Nextel Argentina. As of June 30, 2015, $64.1 million of our cash and cash equivalents was held in currencies other than U.S. dollars, with 96% of that amount held in Argentine pesos. The majority of the cash and cash equivalents held in Argentina is denominated in Argentine pesos and remains subject to Argentina’s foreign currency controls and to fluctuations in foreign currency exchange rates. Due to these restrictions, cash and investments held by Nextel Argentina are not available to our holding company or our subsidiaries located outside of Argentina. As of June 30, 2015, our working capital also included $163.5 million in short-term investments, the majority of which was held in Brazilian reais. In addition, as of June 30, 2015, we pledged $139.7 million as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil, of which we recorded $108.0 million as a component of other assets and the remaining $31.7 million of which we recorded as a component of prepaid expenses and other in our condensed consolidated balance sheet. As of June 30, 2015, we also had $221.9 million in cash held in escrow in connection with the sales of Nextel Mexico and Nextel Peru, all of which we recorded as a component of other assets in our condensed consolidated balance sheet.
A substantial portion of our cash and cash equivalents is held in money market funds and bank deposits, and our cash, cash equivalents and short-term investments held in local currencies are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in the local currencies of the countries in which we do business will fluctuate in U.S. dollars based on changes in the exchange rates of these local currencies relative to the U.S. dollar. Our current sources of funding include our cash, cash equivalent and short-term investment balances.

Cash Flows

	Predecessor Company
	Six Months Ended June 30,		Change
	2015	2014
	(in thousands)
Cash and cash equivalents, beginning of period	$419,713	$1,315,635	$(895,922)
Net cash used in operating activities	(254,757)	(803,047)	548,290
Net cash provided by (used in) investing activities	1,027,821	(56,964)	1,084,785
Net cash used in financing activities	(778,231)	(24,402)	(753,829)
Effect of exchange rate changes on cash and cash equivalents	(9,152)	(35,348)	26,196
Change in cash and cash equivalents related to discontinued operations	103,057	282,110	(179,053)
Cash and cash equivalents, end of period	$508,451	$677,984	$(169,533)
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.
We used $254.8 million of cash in our operating activities during the first half of 2015, a $548.3 million decrease from the same period in 2014 primarily as a result of:

•
a $197.7 million decrease in interest expense from the six months ended June 30, 2014 to the same period in 2015 because we did not pay interest on any series of our senior notes subsequent to filing for Chapter 11;

•
a $106.4 million decrease in handset purchases as we focused on increasing inventory in 2014 in Brazil in conjunction with the launch of services on our WCDMA network and had an increased emphasis on service plans under which services are provided to new subscribers using their existing handsets during the first half of 2015 in Brazil; and

•	the $100.0 million prepayment of certain costs associated with our roaming arrangement in Brazil during the first half of 2014.

Our investing activities provided us with $1,027.8 million of cash during the first half of 2015, primarily due to the sale of Nextel Mexico for which we received net proceeds of $1.448 billion, including $187.5 million in cash deposited in escrow. The net proceeds from the sale of Nextel Mexico were partially offset by $95.8 million of capital expenditures and $20.0 million in deposits to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil. We used $57.0 million of cash in our investing activities during the first half of 2014, primarily due to $214.2 million in cash capital expenditures and a $115.0 million deposit to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil, partially offset by $497.8 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.

We used $778.2 million of cash in our financing activities during the first half of 2015, a $753.8 million increase from the same period in 2014, largely due to $745.2 million of cash distributions paid in settlement of certain claims in connection with our emergence from Chapter 11.

Future Capital Needs and Resources

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of the value of local currencies relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA networks and more recently, significant deterioration in economic conditions in both Brazil and Argentina. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of both of our networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
As a result, in 2014, we concluded that we were not able to maintain sufficient liquidity to support our business plan and repay our debts when they come due, including $4.35 billion of senior notes issued by NIIT and NII Capital Corp. On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. Subsequent to September 15, 2014, five additional subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court.

On June 19, 2015, the Bankruptcy Court entered an order approving and confirming the First Amended Joint Plan of Reorganization Proposed by the Plan Debtors and the Official Committee of Unsecured Creditors, dated April 20, 2015. We refer to this plan, as amended, as the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings. Our operating subsidiaries in Brazil, Mexico and Argentina were not debtors in the Chapter 11 cases. See Note 2 to our condensed consolidated financial statements for more information regarding the impact of the implementation of the Plan of Reorganization.
On April 30, 2015, we completed the sale of our operations in Mexico to an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of Nextel Mexico for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. We also used a portion of the net proceeds to repay all outstanding principal and interest under a debtor-in-possession loan agreement we entered into during our Chapter 11 proceedings and to fund distributions to specified creditors pursuant to our Plan of Reorganization. We will use the remaining net proceeds of the transaction to support our operations in Brazil.
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating companies, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets.
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
Due to the impact of our recent and projected results of operations and other factors, we expect our access to the capital markets in the near term will be limited. See "— Future Outlook and Liquidity Plans" for more information.
Capital Needs.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing networks and the planned deployment of LTE in other commercial areas;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
Contractual Obligations. The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of June 30, 2015, which reflects the impact of implementing the Plan of Reorganization. The information included in the table below reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Most of the amounts included in the table below will be settled in local currencies. Future events could cause actual payments to differ significantly from these amounts. See "Forward-Looking and Cautionary Statements."

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Operating leases (1)	$97,870	$312,625	$248,752	$691,543	$1,350,790
Capital leases and tower financing obligations (2)	67,638	134,887	93,756	766,164	1,062,445
Purchase obligations (3)	525,556	165,191	172,251	—	862,998
Bank loans (4)	351,411	66,191	11,498	—	429,100
Equipment financing (5)	376,997	22,091	17,911	9,682	426,681
Other long-term obligations (6)	12,582	14,053	14,668	1,000,227	1,041,530
Total contractual commitments	$1,432,054	$715,038	$558,836	$2,467,616	$5,173,544
_______________________________________

(1)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(2)	These amounts represent principal and interest payments due under our co-location agreements, our tower financing arrangements and our sale of towers in Brazil in 2013.

(3)
These amounts include maximum contractual purchase obligations under various agreements with our vendors and include $196.9 million in payments to one of our suppliers for handsets in 2016. We do not expect to purchase all of the handsets that we are committed to purchase under this contract.

(4)
These amounts represent principal and interest payments associated with our bank loans in Brazil and include future interest payments to which we are contractually obligated in the periods in which they are due. Because of the uncertainty surrounding our ability to satisfy one of the applicable financial covenants included in both of Nextel Brazil's loan agreements, we classified the principal amount outstanding under these loans as due in less than one year.

(5)
These amounts include loan agreements with the China Development Bank in Brazil to finance the cost of network infrastructure equipment and costs relating to the vendor's assistance in the deployment of the WCDMA network in Brazil. These amounts include future interest payments to which we are contractually obligated in the periods in which they are due. Because of certain cross-default provisions included in this arrangement, we classified the principal amount outstanding under this facility as due in less than one year.

(6)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $76.5 million for the first half of 2015 and $137.7 million for the same period in 2014. In light of the liquidity issues we have faced, we have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect these efforts to conserve our cash resources to continue, although we anticipate some increase in capital expenditures relating to investments in our networks in Brazil over the remainder of the year.
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
Maintenance Covenants Under Financing Agreements. As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenants included in each of Nextel Brazil's outstanding local bank loans. As a result, we classified these bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. As of June 30, 2015, we had $294.3 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 6 to our condensed consolidated financial statements, we are required to meet certain financial covenants included in the local bank loan agreements that will apply semiannually beginning on June 30, 2016. Based on our preliminary assessment of our operations and the current economic environment, we believe that it will be necessary for us to implement significant changes to our business in order to generate the financial results necessary to satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2015.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. As of June 30, 2015, we had $366.9 million in principal amount outstanding under Nextel Brazil's equipment financing facility. Because of the uncertainty regarding our ability to meet one of the financial covenants contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of June 30, 2015.
Future Outlook and Liquidity Plans.  With our recent emergence from Chapter 11, we have announced plans to make a number of changes within our senior management team and are undertaking a review of our business plans and associated strategies in light of the current economic conditions in our markets and other factors affecting our business. This review is expected to result in the implementation of changes to our business plans and strategy to reflect the impact of the current and expected economic conditions on both our subscriber growth and revenues, and to better align our costs with that revised outlook. Because the review of our business plans and strategy is ongoing, we are not currently able to predict whether we will be able to develop and implement changes to our business that would allow us to meet the financial covenant in our financing arrangements as discussed above or provide assurance that we will have sufficient liquidity to meet our future needs. Given the factors that have negatively affected our business, we do not expect to generate positive operating cash flows for the remainder of 2015.
In our current circumstances, it may be necessary for us to obtain additional funding in the next twelve to eighteen months in order to maintain sufficient liquidity to continue to fund our business. The uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, are likely to make it difficult for us to obtain additional funding. As a result, our sources of funding are expected to be limited to our cash on hand, cash that we are able to generate from the potential sale of Nextel Argentina, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sales of Nextel Mexico and Nextel Peru, cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil and funds generated from our operations. The cost of any additional funding that we may require, if available, could be both significant and higher than the cost of our existing financing arrangements. Our inability to generate needed funding or to obtain suitable financing if and when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity and result in our inability to implement our business plans if additional funding is needed. If we are unable to make adjustments to our business and strategy that provide sufficient liquidity and are unable to secure additional funding, we may be forced to implement significant cost reduction initiatives, reduce our planned investments in our networks or consider other strategic alternatives, which could have a significant and adverse impact on our business.
In making the assessment of our funding needs and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	cash proceeds expected to be received from sales of assets, including a potential sale of Nextel Argentina;

•	expected cash flows from our operations;

•	the cost of purchasing spectrum, the financing available to fund such purchases, and timing of spectrum payments, including ongoing fees for spectrum use;

•
the anticipated level of capital expenditures required to meet both minimum build-out requirements and our planned deployment of the WCDMA network in Brazil, as well as our planned deployment of LTE in other commercial areas in certain markets;

•	our scheduled debt service obligations;

•	our other contractual obligations; and

•	cash income and other taxes.
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

•	if currency values in our markets depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in any of our markets do not improve;

•	if competitive practices in the mobile wireless telecommunications industry in our markets change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended June 30, 2015 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

Forward-Looking and Cautionary Statements

This quarterly report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements regarding expectations, including forecasts regarding operating results, performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. These forward-looking statements involve risk and uncertainty, and a variety of facts could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. We do not have a policy of updating or revising forward-looking statements except as otherwise required by law.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this quarterly report on Form 10-Q, including unforeseen events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•
general economic conditions in the U.S. or in Latin America, including specifically in Brazil and Argentina and in the market segments that we are targeting for our services, including the impact of uncertainties in global economic conditions;

•	the political and social conditions in Brazil and Argentina, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•
the impact of foreign currency exchange rate volatility in the local currencies in Brazil and Argentina when compared to the U.S. dollar and the impact of related currency depreciation in Brazil and Argentina;

•
our having reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•
Motorola Mobility’s willingness to grant licenses to third parties that allow those parties to manufacture and provide handsets and related equipment for use on our iDEN networks, particularly in Argentina where we do not have the spectrum resources to deploy a WCDMA network;

•
risks related to the operation and expansion of our WCDMA network in Brazil, including the potential need for additional funding to support enhanced coverage and capacity, and the risk that new services supported by the WCDMA network will not attract enough subscribers to support the related costs of deploying or operating the network;

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

•	market acceptance of our new service offerings;

•	our ability to successfully manage and support our legacy iDEN networks in Brazil and Argentina;

•	the successful completion of a strategic transaction or partnership in Argentina;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in Part II, Item 1A. "Risk Factors," in this quarterly report on Form 10-Q and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our revenues are primarily denominated in foreign currencies, while a portion of our operations are financed in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange rate risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Brazil and Nextel Argentina pay the purchase price for some capital assets and a portion of handsets in U.S. dollars, but generate revenue from their operations in local currency.
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During the six months ended June 30, 2015 and the year ended December 31, 2014, Nextel Brazil entered into derivative transactions to manage foreign currency risk on certain forecasted transactions. The fair values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of June 30, 2015, $87.9 million, or 12%, of our consolidated principal amount of debt was fixed rate debt, and the remaining $660.9 million, or 88%, of our total consolidated debt was variable rate debt.
The table below presents projected principal payment amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2015 for both our fixed and variable rate debt obligations, all of which have been determined at their fair values. See Note 2 to our condensed consolidated financial statements for more information. The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2014 reflect changes in applicable market conditions and changes in other company-specific conditions during the first half of 2015, including changes resulting from our implementation of fresh start accounting in connection with our emergence from Chapter 11. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$) and Brazilian reais (BR).

							Successor Company		Predecessor Company
	Year of Maturity						June 30, 2015		December 31, 2014
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Fixed Rate (BR)	$5,045	$6,602	$7,287	$1,562	$894	$66,526	$87,916	$98,424	$214,984	$214,984
Average Interest Rate	97.4%	102.3%	103.8%	129.2%	140.4%	72.4%	80.4%		18.3%
Variable Rate (US$)	$366,937	$—	$—	$—	$—	$—	$366,937	$363,948	$366,937	$337,295
Average Interest Rate	3.3%	—	—	—	—	—	3.3%		3.2%
Variable Rate (BR)	$293,947	$—	$—	$—	$—	$—	$293,947	$304,309	$343,348	$273,832
Average Interest Rate	15.6%	—	—	—	—	—	15.6%		13.3%

Item 4.	Controls and Procedures

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
As of June 30, 2015, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting in our Brazil segment. The material weakness we identified, which is more fully described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2014, relates to an aggregation of control deficiencies in Brazil resulting from Nextel Brazil's failure to establish an effective control environment and monitoring activities, including an organization structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities are aligned with our financial reporting objectives. Our remediation efforts related to this material weakness are ongoing, and our current efforts are focused on hiring and developing personnel within Nextel Brazil's accounting department and enhancing monitoring activities.
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
Securities Litigation. On March 4, 2014, a purported class action lawsuit was filed against the Company, as well as NII Capital Corp. and certain of the Company’s current and former directors and executive officers, in the United States District Court for the Eastern District of Virginia on behalf of a putative class of persons who purchased or otherwise acquired the securities of the Company or NII Capital Corp. between February 25, 2010 and February 27, 2014. The lawsuit is captioned In re NII Holdings, Inc. Securities Litigation, Case Number 14-CV-227. On July 18, 2014, the parties that have been designated as the lead plaintiffs in the lawsuit filed a second amended complaint against only the Company and three current and former officers, which generally alleges that the defendants made false or misleading statements or concealed material adverse information about the Company’s financial condition and operations in violation of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The complaint seeks class certification and unspecified damages, fees and injunctive relief. On October 6, 2014, the Company and the individual defendants' motion to dismiss was denied. Pursuant to the confirmed Plan of Reorganization, the claims against the Company in the case were extinguished and canceled, and on July 8, 2015, the Company was dismissed from the case. The case is currently continuing as to the remaining individual defendants, who will continue to vigorously defend themselves in this matter.
Chapter 11 Proceedings. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court (Case No. 14-12611). On October 8, 2014, four additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11, and a fifth additional subsidiary filed a voluntary petition seeking relief under Chapter 11 on January 25, 2015. The entities that have filed petitions seeking relief under Chapter 11, which we refer to collectively as the debtors, include Nextel International (Services), Ltd.; NII Capital Corp.; NII Aviation, Inc.; NII Funding Corp.; NII Global Holdings, Inc.; NII International Telecom S.C.A.; NII International Holdings S.à r.l.; NII International Services S.à r.l.; Airfone Holdings, LLC; Nextel International (Uruguay), LLC; McCaw International (Brazil), LLC; NII Mercosur, LLC; and NIU Holdings LLC. The Company’s other subsidiaries, including its operating subsidiaries, were not debtors in the Chapter 11 case. On June 19, 2015, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, and the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings.
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

Investors should be aware that we and our business are subject to various risks, including the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of any investment. Our actual results could differ materially from those anticipated in any forward-looking statements that we make as a result of a variety of factors, including the risks described below. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Relating to Our Business and Results

1.	The Chapter 11 proceedings and their ongoing impact may have disrupted our business and materially and adversely affected our operations and may continue to do so.

On September 15, 2014, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11, and on June 26, 2015 we satisfied the conditions to effectiveness of the Plan of Reorganization that was approved by the Bankruptcy Court on June 19, 2015 and emerged from the Chapter 11 proceedings. We have attempted to minimize the adverse effect of our Chapter 11 reorganization and the related proceedings on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our employees, suppliers, customers and others may have been adversely impacted by the Chapter 11 proceedings, and our operations, currently and going forward, could be materially and adversely affected.

2.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timeliness of our financial reporting.

As described in "Part I, Item 4. Controls and Procedures" included in this quarterly report on Form 10-Q and in "Part II, Item 9A. Controls and Procedures" included in our annual report on Form 10-K for the year ended December 31, 2014, we disclosed a material weakness in internal control over financial reporting related to an aggregation of control deficiencies in Brazil resulting from Nextel Brazil's failure to establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities are aligned with our financial reporting objectives. Further, Nextel Brazil did not maintain effective operation of process level controls, including reconciliation and management review controls. Our efforts to remediate these deficiencies are ongoing, and our current efforts are focused on hiring and developing personnel within Nextel Brazil's accounting department and enhancing monitoring activities.

Our inability to maintain effective internal control over financial reporting, as described above, combined with issues or delays in implementing the improvements described herein, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations.

3.	Our actual financial results may vary significantly from the projections that were filed with the Bankruptcy Court.

In connection with our disclosure statement, and the hearing to consider confirmation of the Plan of Reorganization in our Chapter 11 proceedings, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon our emergence from bankruptcy. This projected financial information was prepared by, and is the responsibility of, our management. Neither KPMG LLP, or KPMG, nor any other independent registered public accounting firm examined, compiled or performed any procedures with respect to, the projected financial information and, accordingly, neither KPMG nor any other independent registered public accounting firm expresses an opinion or any other form of assurance with respect thereto. The KPMG and PricewaterhouseCoopers LLP reports relating to our financial statements and included in our Annual Report on Form 10-K for the year ended December 31, 2014 relate to our historical financial information and do not extend to the projected financial information prepared for the Bankruptcy Court. Those projections were prepared solely for the purpose of the Chapter 11 proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections that were prepared in connection with the disclosure statement and the hearing to consider confirmation of the Plan of Reorganization.

4.
Our recent results of operations, our sources of liquidity and our potential failure to meet the financial covenants included in our existing debt obligations create uncertainty regarding our ability to continue as a going concern.

In recent years and continuing in 2015, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including deteriorating economic conditions and competitive pressures across all of our markets, the overall depreciation of the value of local currencies relative to the U.S. dollar, and the impact of previous delays in the deployment and launch of services on our WCDMA network in Brazil. These and other factors combined to slow the pace of subscriber growth and revenues and increase the costs of supporting our networks, and have had and continue to have a significant negative impact on our results. As a result, we have not yet achieved a subscriber and revenue base sufficient to generate positive operating income.

We assume that customers will find our services attractive and that we will be able to continue to expand our subscriber base. We also assume that we will increase our operating revenues and ultimately generate positive operating cash flows. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that we will be able to achieve these results.

Our current circumstances, together with the restrictions in our current financing arrangements and/or general conditions in the financial and credit markets could make it difficult for us to obtain funding necessary for our business. If available, the cost of any funding could be both significant and higher than the cost of our existing financing arrangements. Our inability to obtain suitable financing when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity and result in our inability to implement our current or future business plans. If we are unable to make adjustments to our business and strategy that provide sufficient liquidity and are unable to secure additional funding, we may be forced to implement significant cost reduction initiatives, reduce our planned investments in our networks or consider other strategic alternatives, which could have a significant and adverse impact on our business.

In connection with our emergence from the Chapter 11 proceedings, we entered into certain amendments to our equipment financing facility in Brazil and the credit agreements between Nextel Brazil and the lenders providing the Brazil local bank loans. The amendments to the local bank loans provided, among other things, for the suspension of our obligation to comply with certain financial covenants reflected in those credit agreements until June 30, 2016. While our obligations to meet those covenants are currently suspended, there is a risk that we will not comply with one of these covenants as of the June 30, 2016 measurement date due to the negative impact of the factors discussed above on our results of operations. Those factors, and their potential future impact on our liquidity and our ability to comply with the applicable financial covenants in the future, create uncertainty about our ability to continue as a going concern. For this purpose, we assume that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans. See Note 6 to our consolidated financial statements for more information.

5.	Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt about our ability to continue as a going concern.

Based on our results of operations, including our operating revenues and operating cash flows, and the impact such results have had on our liquidity, in combination with other factors, our independent registered public accounting firm has included a statement with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014. See “4. Our recent results of operations, our sources of liquidity and our potential failure to meet the financial covenants included in our existing debt obligations create uncertainty regarding our ability to continue as a going concern." However, our financial statements have been prepared assuming we will continue to operate as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The reaction of investors and others to the inclusion of a going concern statement by our auditors, our results of operations and questions regarding our potential inability to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may materially adversely affect our share price and our ability to continue to execute our business plans, raise new capital and/or make our scheduled debt payments on a timely basis or at all.

6.
Because our cash flows from operating activities are negative, and are expected to continue to be negative, we will likely need to meet our obligations and fund our working capital with cash on hand and proceeds from asset sales.

Our cash flows from operating activities were negative in 2014, and based on our current plans, we expect our cash flows from operating activities to remain negative through 2015 and into 2016. Our current plans are based on a number of key assumptions relating to, among other things, our ability to attract and retain customers and build our subscriber and revenue base without significantly increasing our costs. If any of our assumptions are not borne out or are otherwise not correct, our cash flows from operations could be significantly lower than expected. As a result, our cash flows from operating activities could continue to be negative or our capital expenditures could exceed our cash flows from operations for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive cash flows from operations or cash flows from operations sufficient to cover our capital expenditures in the future. See “4. Our recent results of operations, our sources of liquidity and our potential failure to meet the financial covenants included in our existing debt obligations create uncertainty regarding our ability to continue as a going concern."

We assume that customers will find our services attractive and that we will be able to continue to expand our subscriber base on our WCDMA network in Brazil. We also assume that we will be able to achieve a partial reversal of the subscriber loss trends we have experienced recently. However, given the factors that have negatively affected our business, including deteriorating economic conditions and competitive pressures in Brazil and Argentina, the overall depreciation of the value of local currencies relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA network in Brazil and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that we will be able to achieve the results needed to grow our business. In addition, we need to pay cash taxes and fund our working capital.

Due to our recent and projected results of operations and other factors including those described above, our access to the capital markets is likely to be limited. As a result, it will be necessary for us to rely on our cash on hand, including the remaining proceeds from the sale of Nextel Mexico, and the proceeds derived from other asset sales to fund our business until we are able to generate sufficient cash flows from our operations to meet our funding needs. If those funding sources are not sufficient, it may be necessary for us to make changes to our business plans including, for example, limiting our growth in order to ensure that we have sufficient liquidity. Such changes could have an adverse effect on our business, financial condition or results of operations.

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

Competition among telecommunications service providers in our markets is intense as multiple carriers seek to attract and retain customers. Some of the factors contributing to this competitive environment include a higher relative penetration of wireless services in our markets compared to historic levels, which drives more aggressive competition as competitors seek to attract and retain customers that support the growth of their businesses in a more saturated market; the development and availability of new products and services, including services supported by new technologies; and the entry of new competitors. We also expect the current trend of alliances, cost-sharing arrangements and consolidation in the wireless and communications industries to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in the creation of larger and more efficient competitors with greater financial, technical, promotional and other resources to compete with our businesses. In addition, as we continue to pursue our plans to expand our marketing and sales focus to include a larger segment of consumers, we will be increasingly seeking to attract customers in segments that have historically been predominantly served by our competitors, many of which are larger companies with more extensive networks, financial resources and benefits of scale that allow them to spend more money on marketing and advertising than us and to exploit scale advantages that allow them to offer products and services at a lower cost.

In order to obtain a competitive advantage, our competitors have, among other things:

•provided increased handset subsidies;

•offered higher commissions to distributors;

•offered a broader range of handsets and, in some cases, offered those handsets through exclusivity periods;

•provided discounted or free airtime or other services;

•expanded their networks to provide more extensive network coverage;

•developed and deployed networks that use new technologies and support new or improved services;

•offered incentives to larger customers to switch service providers, including reimbursement of cancellation fees; and

•offered bundled telecommunications services that include local, long distance and data services.

In addition, number portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been implemented in our markets, making it easier for wireless providers to effectively target and attract their competitors' customers.

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

b.
Competition and technological changes in the market for wireless services, including competition driven by our competitors' deployment of long-term evolution or other advanced technologies, could negatively affect our average revenue per subscriber, customer turnover, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability. If we do not keep pace with rapid technological changes or if we fail to offer new services in a manner that delivers a quality customer experience, we may not be able to attract and retain customers.

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

While we have deployed and are offering services on our WCDMA network in Brazil and are continuing to expand and supplement that network, including by offering services utilizing LTE technologies in Rio de Janeiro, those services have yet to achieve wide acceptance, and our competitors in Brazil and in Argentina, where we provide services solely on our iDEN network, have launched new or upgraded networks that use WCDMA and/or LTE technology and offer services that use high speed data transmission capabilities, including internet access and video telephony. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of services we offer, thereby making our services less competitive. In addition, we may not be able to accurately predict technological trends or the success of new services in the market. If our services fail to gain acceptance in the marketplace in the near term, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could continue to be adversely affected. In particular, our push-to-talk services on our new WCDMA networks may not meet the continually changing demands of our customers and may no longer serve to differentiate our services in the future.

In Brazil and Argentina, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. Although our spectrum holdings in Brazil are contiguous, they are not located in the same portion of the 800 MHz spectrum band that is currently being used to support LTE network deployments elsewhere in the world including in the United States. Accordingly, it may be necessary to seek regulatory changes and to reconfigure the spectrum band and our spectrum holdings for them to be used to efficiently support LTE technologies.

c.	Most of our competitors are financially stronger than we are, which limits our ability to compete based on price.

Because of their size, scale and resources, our competitors may be able to offer services to subscribers at prices that are below the prices that we can offer for comparable services. Many of our competitors are well-established companies that have:

•substantially greater financial and marketing resources;

•larger customer bases;

•larger spectrum positions;

•higher profitability and positive free cash flow;

•more access to funding, lower leverage and lower cost of financing; and

•larger service coverage areas than those of our operating companies.

If we cannot compete effectively based on the price of our service offerings and related cost structure, our results of operations may be adversely affected.

d.	The network and subscriber equipment we currently use and expect to use is more expensive than the equipment used by our competitors, which may limit our ability to compete.

Our iDEN-based networks utilize a proprietary technology developed and designed by Motorola Solutions, and Motorola Mobility is the primary supplier for the network equipment and handsets we sell for use on our iDEN networks. In contrast, all of our competitors use infrastructure and customer equipment that are based on standard technologies like the global system for mobile communications standard, or GSM, and WCDMA, which are substantially more widely used technologies than iDEN, are available from a significant number of suppliers and are produced in much larger quantities for a worldwide base of customers. While we expect to capture cost benefits from our transition to a WCDMA network and services in Brazil, our smaller size relative to our competitors may result in the cost of our handsets being higher because our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment than are available to us. The higher costs of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

e.	Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain subscribers.

We have deployed and will continue to expand and enhance our WCDMA network in Brazil, but our current network there does not offer nationwide coverage nor does it provide the coverage available on some of our competitors' networks. We have entered into roaming agreements relating to our WCDMA services in Brazil that allow our customers to use roaming services in a broader area in Brazil. We are not able to supplement our iDEN network coverage using roaming arrangements because the uniqueness of our iDEN technology limits our potential roaming partners for subscribers solely on iDEN networks.

The implementation of the roaming services that support our WCDMA services are subject to risks. There is no guarantee we will be able to effectively implement or maintain these agreements to provide roaming service in areas where we do not have network coverage or that the terms of those agreements will allow us to utilize roaming services to economically extend our coverage areas. Utilization of these roaming arrangements requires our customers to rely on networks that are owned and operated by third parties and, in the case of in-market roaming, by our competitors. We are unable to ensure the availability of services or data speeds on these networks, and in most cases, push-to-talk service, which historically has been one of our key differentiators, will not be available or will not have the same level of performance when our subscribers are roaming, which could negatively affect the service experience of our customers and ultimately make it more difficult to retain these subscribers.

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

f.	We are dependent on our competitors for support services that are critical to our operations.

We rely on our competitors for certain support services that are critical to our operations. For example, the services that we provide on our new WCDMA networks require significantly greater data capacity than our iDEN networks, and this higher capacity demand has made it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits is limited, and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. Similarly, we have entered into roaming arrangements with one of our competitors that allow us to expand the coverage of our WCDMA network in Brazil by allowing our subscribers to roam on that competitors’ network in areas outside our coverage area. As a result, we are dependent on entities that are or are affiliated with our competitors to provide us with the data transport services needed to support our networks and services and roaming services that enhance our coverage area. Our ability to offer services and our results of operations could be adversely affected if those entities were to allocate limited transport or network capacity to other customers including their wireless affiliates or otherwise make it more difficult for us to obtain the necessary transport and roaming capacity to support our networks and services.

g.	If there is a substantial increase in our customer turnover rate, our business could be negatively affected.

In recent years, we have experienced higher customer turnover rates compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions, more competitive sales environments in Brazil and Argentina and our offering of prepaid and hybrid services to customers who are more likely to change service providers. In particular, there has recently been a significant increase in our customer turnover rate for subscribers to services on our iDEN network as customers increasingly prefer services that are supported by high speed data capabilities including services on smartphones.

In addition, we have broadened our target market to include customers that have typically demonstrated a willingness to change service providers more frequently and have increased our usage of prepaid and hybrid post and prepaid payment terms as part of our service plans in order to attract more price sensitive customers, both of which had an adverse impact on our consolidated customer turnover rate. These and other changes in our marketing strategies and the types of customers we target have recently had a negative impact on our consolidated customer turnover rate and could continue to have that impact in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the average cost of acquiring a new subscriber is much higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience further increases in our customer turnover rate, or if the higher customer turnover rates we are currently experiencing do not decline, our results of operations could be adversely affected.

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

We believe that our customers may take our medium- to long-term operating and financial outlook, particularly to the extent that it is perceived to impact our network deployment and development, into account when deciding whether to continue or begin service with us. Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors including deteriorating economic conditions and competitive pressures in Brazil and Argentina, the overall depreciation of the value of local currencies relative to the U.S. dollar, and the impact of previous delays in the deployment and launch of services on our WCDMA network in Brazil. If customers or potential customers who are aware of our recent results of operations, or of current and future adjustments to our business in response to those results, become concerned that we will be unable to continue to provide service to them at a quality level that meets their needs, customer deactivations could increase and new subscribers could decrease. We assume that customers will find our services attractive and that we will be able to increase our subscriber base. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will prove to be correct. Increases in customer deactivations and decreases in new subscribers would adversely affect our revenues and our ability to generate the cash needed to fund our business and meet our other obligations.

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

To continue to successfully retain our existing customers, increase our customer base and grow our business, we must economically:

•expand the capacity and coverage of our network in Brazil;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•obtain adequate quantities of base radios and other system infrastructure equipment; and

•obtain an adequate volume and mix of handsets to meet customer demand.

In particular, the deployment and expansion of the coverage and capacity of our WCDMA network and the deployment of LTE technology in Brazil will require us to deploy a significant number of new transmitter and receiver sites in order to meet the expanded coverage and capacity requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support our network in Brazil and the coverage requirements associated with the spectrum licenses being utilized to support our services. In some areas that we serve, individuals and governments are opposing new tower construction and supporting laws restricting the construction of towers and other transmitter and receiver sites. Compliance with such laws could increase the time and costs associated with our planned network deployments. The effort required to locate and build a significant number of additional transmitter sites to support our services in coming years will be substantial, and our failure to meet this demand could adversely affect our business.

In addition, as we launch a broader array of services on our network in Brazil, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting existing and new services and features, and by reducing the costs associated with providing those services. Successful deployment and implementation of new services and technology depend, in part, on the willingness and ability of third parties to develop new handsets and applications that are attractive to our customers and that are available in a timely manner. We may not be able to successfully expand our new network in Brazil as needed or complete the development and deployment of competitive services. Failure to successfully expand our network coverage and capacity and the services we offer could also be expected to result in subscriber dissatisfaction that could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects. If this occurs, we may be unable to recover the substantial investment we are making in our new networks and the related costs we incur to offer these new services.

b.	Failure to successfully implement core information technology and operating systems may adversely affect our business operations.

Our business strategy envisions growing our business by successfully building and expanding our new network in Brazil, expanding our product and service offerings and expanding our target customer base. Even if we do expand our business, if we fail to manage our growth effectively, our financial results could be adversely affected. Separately, growth may place a strain on our management systems and resources. We must continue to refine and expand our business development and sales capabilities; our network operations and information technology infrastructure; and the hardware, software, systems, processes and people to effectively support current and future sales, customer service and information requirements of our business in an efficient and cost-effective manner. In addition, failure to prioritize technology initiatives and effectively allocate resources in order to achieve our strategic goals could result in a failure to realize those goals, including the expected benefits of our growth, and could negatively affect our financial results.

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

As our business evolves, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to allocate our human resources optimally or identify and hire qualified employees or retain valued employees. If we are unable to manage our operations, our results of operations could be adversely affected.

c.	Costs, regulatory requirements and other problems we encounter as we deploy our new networks could adversely affect our operations.

The rights to use the spectrum that supports our new network in Brazil comes with significant regulatory requirements governing the coverage of the network, the timing of deployment and the loading of customers on the network. If we fail to meet these regulatory requirements, we could face fines and, in some instances, actions to revoke our spectrum rights. Our deployment and the expansion of the coverage and capacity of our new network in Brazil will require significant capital expenditures and will result in incremental operating expenses prior to fully launching services. Costs could increase beyond expected levels as a result of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications.

9.	Laws restricting the exchange of currencies or expatriating funds limit the ability of our subsidiaries to make funds available to us.

Because almost all of our business operations and assets are conducted and held by our foreign subsidiaries, we depend on those subsidiaries to provide us with cash to satisfy our obligations whether in the form of advances from our subsidiaries, the repayment by our subsidiaries of intercompany loans or the payment of dividends and other distributions from the net earnings and cash flow generated by these subsidiaries. Laws or regulations restricting the exchange of currencies or expatriation of funds limit the ability of these subsidiaries to distribute cash or assets. For example, in Argentina, the Argentine Central Bank has implemented certain formal and informal requirements related to the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. From time to time, the Argentine Central Bank and other authorities in Argentina have used these formal and informal requirements to limit the convertibility of currency and our ability to repatriate capital from Nextel Argentina to its parent companies. Due to these restrictions, cash and investments held by Nextel Argentina are not available to our holding company or our subsidiaries located outside of Argentina. In addition, Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil's balance of payments. The inability to receive sufficient cash from our subsidiaries to satisfy our obligations would require us to obtain additional debt or equity financing or sell assets to meet those obligations. There can be no assurance that we would be able to obtain such financing or sell assets at acceptable terms or at all and, under such circumstances, our failure to do so could prevent us from satisfying our obligations and from maintaining cash for dividends.

10.	We operate exclusively in foreign markets, and our assets, subscribers and cash flows are concentrated in Brazil, which presents risks to our operating plans.

As a holding company with operations concentrated in Latin America, our growth and operating results are dependent on the strength and stability of the economic, political and regulatory environments in which we operate. With the completion of the sale of Nextel Mexico in April 2015, the risks associated with operating exclusively in foreign markets will relate primarily to the events and conditions in Brazil, and changes in the economic, political and regulatory environment or foreign currency exchange rates in Brazil will have a more significant impact on our operating results than has been the case historically with operations in multiple Latin American markets. As a result, our business and operations will be subject to a higher degree of risk and volatility due to the impact of the risks described below.

a.	A decline in foreign exchange rates for currencies in our markets may adversely affect our growth and our operating results.

Historically, the values of the local currencies in the countries in which we do business in relation to the U.S. dollar have been volatile. Recent weakness in the economies in Brazil and Argentina has led to increased volatility in these currencies. Nearly all of our revenues are earned in non-U.S. currencies, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have had and can have a significant impact on our reported results that may not reflect the operating trends in our business. In addition, almost 50% of our outstanding debt, all of which is owed by Nextel Brazil, is denominated in U.S. dollars. A decline in the value of the Brazilian real makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in foreign currencies, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, declines in the value of local currencies in Brazil and Argentina relative to the U.S. dollar result in reductions in our reported revenues, as well as a reduction in the carrying value of our assets, including the value of cash investments held in local currencies. Depreciation of the local currencies also results in increased costs to us for imported equipment. Historically, we have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. As a result, if the values of local currencies in Brazil and Argentina continue to depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

b.
We face economic and political risks in our markets, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economies in Brazil and Argentina, both of which are considered to be emerging markets. Historically, the economies in Brazil and Argentina have been subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and at times, significantly higher than the inflation rate in the U.S. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues. In addition, in some instances, the economies in Brazil and Argentina have also been negatively affected by other factors including volatile political conditions and, in the case of Argentina, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. For more information, see "9. Laws restricting the exchange of currencies or expatriating funds limit the ability of our subsidiaries to make funds available to us." Limitations on our ability to convert currency and repatriate and redeploy capital may prevent us from managing our business and financial obligations in a cost effective manner, compete effectively, take advantage of new business opportunities and grow our business.

We are unable to predict the impact that local or national elections and the associated transfer of power from incumbent officials or political parties to newly elected officials or parties may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in Brazil and Argentina may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in those countries. Other risks associated with political instability could include the risk of expropriation or nationalization of our assets by the government. Although political, economic and social conditions differ, political and economic developments may affect our business as a whole, including our access to international capital markets to obtain funding needed for our business or to refinance our existing indebtedness.

c.
Our operating companies are subject to local laws and government regulations, and we are subject to the U.S. Foreign Corrupt Practices Act, which could limit our growth and strategic plans and negatively impact our financial results.

Our operations are subject to local laws and regulations in the countries in which we operate, which may differ substantially from those in the U.S., and we could become subject to penalties if we do not comply with those local laws and regulations. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by U.S. regulations applicable to us, such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purpose of influencing official decisions or obtaining or retaining business. Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business and through contracts to provide wireless service to government entities, creating a risk that actions may occur that could violate the FCPA. Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. The penalties for violating the FCPA can be severe. Any violations of law, even if prohibited by our policies, could have a material adverse effect on our business.

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

The regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions or decisions of the regulators in our markets that potentially benefit us, such as decisions regarding the allocation and licensing of spectrum. If our competitors are successful in pursuing claims such as these, or if the regulators in our markets take actions against us in response to actions initiated by our competitors, our ability to grow our business and improve our results of operations could be adversely affected.

Finally, rules and regulations affecting placement and construction of our transmitter and receiver sites affect our ability to deploy and operate our networks, and therefore impact our business strategies. In some instances, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, which can significantly impede the planned expansion of our service coverage area or require us to remove or modify existing towers, which can result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. Compliance with such laws, rules and regulations could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our new network in Brazil and the coverage requirements associated with the spectrum licenses being utilized in Brazil, will require substantially more transmitter and receiver sites to meet the minimum coverage requirements of those licenses and to provide coverage to the areas needed to provide competitive services. In addition, our licenses in Brazil require us to build our networks within proscribed time periods, and rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in fines or, in some instances, the loss of spectrum licenses.

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

e.	We are subject to taxes, which may reduce amounts we receive from our operating companies or may increase our tax costs.

The governments, including the local municipalities, in the countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current tax law, as a method of increasing revenue. For example, Nextel Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax, and is subject to various types of non-income related taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the economic downturn that has occurred in the last several years has led to proposals and new laws that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers or our ability to do so may be limited by competitive conditions. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.

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

11.	The costs we incur to connect our networks with those of other carriers are subject to local laws and may increase, which could adversely impact our financial results.

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local, long distance and data transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to varying degrees of local regulation, and often require us to negotiate agreements with the other carriers, most of which are our competitors, in order to provide our services. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations and the negotiations with the other carriers. Changes in our customers’ calling patterns that result in more of our customers’ calls terminating on our competitors’ networks and changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

12.
There is limited supply of equipment and handsets for our iDEN networks and if we are unable to obtain iDEN network equipment and handsets as needed and at a reasonable cost, our operations could be adversely impacted.

Motorola Solutions is the primary supplier for the iDEN network equipment and Motorola Mobility, which is currently owned by Lenovo Group, was the primary supplier of iDEN handsets. There is a limited market for iDEN equipment and handsets, which has resulted in increased costs and limited interest by these suppliers to continue to manufacture iDEN equipment and handsets. Motorola Mobility has informed us that it is no longer willing to manufacture new iDEN handsets. If Motorola Mobility is unwilling to permit other suppliers to use the intellectual property necessary to build iDEN handsets, we will be unable to obtain new iDEN handsets when our current supply is exhausted. In Argentina, we continue to rely solely on an iDEN-based network and require vendors to supply the equipment and handsets needed for our iDEN network. If Motorola Solutions fails to deliver system infrastructure equipment, or if Motorola Mobility fails to reach agreements with new handset suppliers to use its intellectual property to build iDEN handsets, on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers to services supported by our iDEN networks and our business in Argentina will be materially adversely affected.

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

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, they could be fined or their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we use to support our new network in Brazil, which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion to grant or renew licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. In addition, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in our markets take actions modifying or revoking our licenses in response to these claims, our ability to grow our business and improve our results of operations could be materially adversely affected.

15.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.

Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual basis in Latin America. However, Nextel Communications may terminate the license on 60 days’ notice if we commit one of several specified defaults (namely, unauthorized use, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, upon 90 days’ notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” name and trademark could require us to incur significant costs to establish a new brand, which could have a material adverse effect on our operations.

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

Risks Relating to Our Common Stock

17.	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of other stockholders.

Funds associated with The Capital Group Companies, Inc., or Capital Group, and entities managed by Aurelius Capital Management, LP, or Aurelius, currently own approximately 37.4% and 13.6%, respectively, of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

18.	We do not expect to pay dividends in the near future.

We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future. In addition, restrictive covenants in certain debt instruments to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.

19.	There is no guarantee that an active and liquid public market for our common stock will develop.

Although our common stock is traded on the NASDAQ Global Select Market under the symbol “NIHD,” this listing was recently approved by the NASDAQ, the trading volume in our common stock is less than that of many of our peers, and we cannot assure you that an active, public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or is not maintained, significant sale of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock. In addition, holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares.

20.	The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	industry cycles and trends;

•	mergers and strategic alliances in the telecommunications industry;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by our stockholders, including in particular, those stockholders whose shares were included in our recently filed Registration Statement on Form S-1;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.

As a result of these factors, investors in our common stock may not be able to resell their stock at or above the price they paid or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

21.
Certain provisions of our certificate of incorporation and our bylaws may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.

Certain provisions of our Amended and Restated Certificate of Incorporation (the “Charter”) and our Fifth Amended and Restated Bylaws (the “Bylaws”) may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws include, among other things, those that:

•	provide for a classified board of directors until the 2017 annual meeting;

•	authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and

•	limit the persons who may call special meetings of stockholders.

While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our Board, they could enable the Board to hinder or frustrate a transaction that some, or a majority, of the stockholders may believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

Item 2.	Issuer Purchases of Equity Securities

We are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. We did not repurchase any shares of our common stock during the three months ended June 30, 2015.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	Form 8-K (File No. 000-32421)	2.1	6/22/2015
3.1	Amended and Restated Certificate of Incorporation of NII Holdings, Inc.	S-8 (File No. 333-205259)	3.1	6/26/2015
3.2	Fifth Amended and Restated Bylaws of NII Holdings, Inc.	S-8 (File No. 333-205259)	3.2	6/26/2015
10.1	Registration Rights Agreement, dated as of June 26, 2015, by and among NII Holdings, Inc. and the stockholders party thereto	Form 8-K (File No. 000-32421)	10.1	6/22/2015
10.2+	NII Holdings, Inc. 2015 Incentive Compensation Plan	S-8 (File No. 333-205259)	4.1	6/26/2015
10.3+	Form of Restricted Stock Award Agreement (Employees)	Form 8-K (File No. 000-32421)	10.3	6/30/2015
10.4+	Form of Nonqualified Stock Option Agreement (Employees)	Form 8-K (File No. 000-32421)	10.4	6/30/2015
10.5+	Form of Restricted Stock Award Agreement (Directors)	Form 8-K (File No. 000-32421)	10.5	6/30/2015
10.6	Amendment No. 1 to the Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	Form 8-K (File No. 000-32421)	10.6	6/30/2015
10.7	Amendment No. 2 to the Bank Credit Certificate, effective as of June 26, 2015, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	Form 8-K (File No. 000-32421)	10.7	6/30/2015
10.8	Amendment No. 1 to the Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	Form 8-K (File No. 000-32421)	10.8	6/30/2015
10.9	Amendment No. 2 to the Bank Credit Certificate, effective as of June 26, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	Form 8-K (File No. 000-32421)	10.9	6/30/2015
10.10	Amendment to Parent Guaranty, dated December 5, 2014, between NII Holdings, Inc., as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and the Non-Sinosure Credit Agreement	Form 8-K (File No. 000-32421)	10.1	6/30/2015
10.11*	Separation and Release Agreement between NII Holdings, Inc. and Gary Begeman, dated May 31, 2015.
10.12*	Separation and Release Agreement between NII Holdings, Inc. and Juan Figuereo, dated June 30, 2015.
10.13*	Estimated Brazilian Legal Severance for Gokul Hemmady to be paid by Nextel Telecomunicacoes Ltda.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: August 7, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	Form 8-K (File No. 000-32421)	2.1	6/22/2015
3.1	Amended and Restated Certificate of Incorporation of NII Holdings, Inc.	S-8 (File No. 333-205259)	3.1	6/26/2015
3.2	Fifth Amended and Restated Bylaws of NII Holdings, Inc.	S-8 (File No. 333-205259)	3.2	6/26/2015
10.1	Registration Rights Agreement, dated as of June 26, 2015, by and among NII Holdings, Inc. and the stockholders party thereto	Form 8-K (File No. 000-32421)	10.1	6/22/2015
10.2+	NII Holdings, Inc. 2015 Incentive Compensation Plan	S-8 (File No. 333-205259)	4.1	6/26/2015
10.3+	Form of Restricted Stock Award Agreement (Employees)	Form 8-K (File No. 000-32421)	10.3	6/30/2015
10.4+	Form of Nonqualified Stock Option Agreement (Employees)	Form 8-K (File No. 000-32421)	10.4	6/30/2015
10.5+	Form of Restricted Stock Award Agreement (Directors)	Form 8-K (File No. 000-32421)	10.5	6/30/2015
10.6	Amendment No. 1 to the Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	Form 8-K (File No. 000-32421)	10.6	6/30/2015
10.7	Amendment No. 2 to the Bank Credit Certificate, effective as of June 26, 2015, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal	Form 8-K (File No. 000-32421)	10.7	6/30/2015
10.8	Amendment No. 1 to the Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	Form 8-K (File No. 000-32421)	10.8	6/30/2015
10.9	Amendment No. 2 to the Bank Credit Certificate, effective as of June 26, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	Form 8-K (File No. 000-32421)	10.9	6/30/2015
10.10	Amendment to Parent Guaranty, dated December 5, 2014, between NII Holdings, Inc., as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and the Non-Sinosure Credit Agreement	Form 8-K (File No. 000-32421)	10.1	6/30/2015
10.11*	Separation and Release Agreement between NII Holdings, Inc. and Gary Begeman, dated May 31, 2015.
10.12*	Separation and Release Agreement between NII Holdings, Inc. and Juan Figuereo, dated June 30, 2015.
10.13*	Estimated Brazilian Legal Severance for Gokul Hemmady to be paid by Nextel Telecomunicacoes Ltda.
31.1*	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

_______________ * Submitted electronically herewith.