Form 10-Q
period 2015-09-30
NII HOLDINGS INC
filed 2015-11-05
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 30, 2015
Common Stock, $0.001 par value per share	100,773,099

NII HOLDINGS, INC. AND SUBSIDIARES
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets — As of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company)	3
Condensed Consolidated Statements of Comprehensive (Loss) Income — For the Three Months Ended September 30, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Three and Nine Months Ended September 30, 2014 (Predecessor Company)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) — For the Three Months Ended September 30, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)	5
Condensed Consolidated Statements of Cash Flows — For the Three Months Ended September 30, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Nine Months Ended September 30, 2014 (Predecessor Company)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44

Part II. Other Information	45
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Issuer Purchases of Equity Securities	45
Item 6. Exhibits	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$393,496	$334,194
Short-term investments	54,584	110,064
Accounts receivable, net of allowance for doubtful accounts of $28,734 — Successor Company and $30,749 — Predecessor Company	179,316	256,133
Handset and accessory inventory	33,274	65,885
Deferred income taxes, net	38,629	39,146
Prepaid expenses and other	118,398	198,466
Assets related to discontinued operations	—	709,524
Total current assets	817,697	1,713,412
Property, plant and equipment, net	563,595	1,352,705
Intangible assets, net	889,826	688,153
Other assets	571,672	373,053
Assets related to discontinued operations	—	1,303,268
Total assets	$2,842,790	$5,430,591

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable	$64,755	$132,642
Accrued expenses and other	236,739	337,651
Deferred revenues	12,272	28,843
Current portion of long-term debt	582,766	717,427
Liabilities related to discontinued operations	—	492,818
Total current liabilities	896,532	1,709,381
Long-term debt	87,510	207,844
Deferred income tax liabilities	41,479	40,921
Other long-term liabilities	198,685	207,506
Liabilities related to discontinued operations	—	636,210
Total liabilities not subject to compromise	1,224,206	2,801,862
Liabilities subject to compromise (Note 2)	—	4,593,493
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — Successor Company	—	—
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — Predecessor Company	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,000 shares issued and outstanding — Successor Company	100	—
Common stock, par value $0.001, 600,000 shares authorized, 172,363 shares issued and outstanding — Predecessor Company	—	172
Paid-in capital — Successor Company	2,069,775	—
Paid-in capital — Predecessor Company	—	1,517,081
Accumulated deficit	(189,421)	(2,150,664)
Accumulated other comprehensive loss	(261,870)	(1,331,353)
Total stockholders’ equity (deficit)	1,618,584	(1,964,764)
Total liabilities and stockholders’ equity (deficit)	$2,842,790	$5,430,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts) Unaudited

	Successor Company	Predecessor Company
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2014
Operating revenues
Service and other revenues	$266,487	$643,904	$435,695	$1,288,133
Handset and accessory revenues	18,165	39,807	40,569	128,816
	284,652	683,711	476,264	1,416,949
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	112,179	256,085	172,124	532,479
Cost of handsets and accessories	28,307	121,143	87,494	311,767
Selling, general and administrative	168,804	419,699	246,927	767,208
Impairment and restructuring charges	4,715	36,792	81,586	99,021
Depreciation	36,353	126,789	83,579	264,962
Amortization	11,946	27,089	17,150	38,394
	362,304	987,597	688,860	2,013,831
Operating loss	(77,652)	(303,886)	(212,596)	(596,882)
Other (expense) income
Interest expense, net	(28,878)	(82,820)	(107,926)	(338,405)
Interest income	8,597	15,327	7,176	22,535
Foreign currency transaction losses, net	(106,617)	(63,948)	(44,994)	(16,934)
Other income (expense), net	927	(137)	1,686	(969)
	(125,971)	(131,578)	(144,058)	(333,773)
Loss from continuing operations before reorganization items and income tax provision	(203,623)	(435,464)	(356,654)	(930,655)
Reorganization items (Note 2)	2,144	1,956,874	(58,579)	(58,579)
Income tax provision	(470)	(2,009)	(956)	(3,546)
Net (loss) income from continuing operations	(201,949)	1,519,401	(416,189)	(992,780)
Income (loss) from discontinued operations, net of income taxes	12,528	221,114	(27,258)	(450,057)
Net (loss) income	$(189,421)	$1,740,515	$(443,447)	$(1,442,837)

Net (loss) income from continuing operations per common share, basic	$(2.02)	$8.73	$(2.41)	$(5.77)
Net income (loss) from discontinued operations per common share, basic	0.12	1.27	(0.16)	(2.61)
Net (loss) income per common share, basic	$(1.89)	$10.00	$(2.57)	$(8.38)

Net (loss) income from continuing operations per common share, diluted	$(2.02)	$8.71	$(2.41)	$(5.77)
Net income (loss) from discontinued operations per common share, diluted	0.12	1.27	(0.16)	(2.61)
Net (loss) income per common share, diluted	$(1.89)	$9.98	$(2.57)	$(8.38)

Weighted average number of common shares outstanding, basic	100,000	172,363	172,363	172,256

Weighted average number of common shares outstanding, diluted	100,000	172,691	172,363	172,256

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(264,932)	$(205,899)	$(216,109)	$(163,106)
Reclassification adjustment for sale of Nextel Argentina, Nextel Mexico and Nextel Chile (Note 4)	(1,672)	421,953	(33,885)	(33,885)
Other	4,734	2,956	430	296
Other comprehensive (loss) income	(261,870)	219,010	(249,564)	(196,695)
Net (loss) income	(189,421)	1,740,515	(443,447)	(1,442,837)
Total comprehensive (loss) income	$(451,291)	$1,959,525	$(693,011)	$(1,639,532)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended September 30, 2015 (Successor Company) and
For the Six Months Ended June 30, 2015 (Predecessor Company)
(in thousands)
Unaudited

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2015 — Predecessor Company	172,363	$172	$1,517,081	$(2,150,664)	$(1,331,353)	$(1,964,764)
Net income	—	—	—	1,740,515	—	1,740,515
Other comprehensive income	—	—	—	—	219,010	219,010
Share-based compensation activity	—	—	5,239	—	—	5,239
Balance, June 30, 2015 — Predecessor Company	172,363	172	1,522,320	(410,149)	(1,112,343)	—
Elimination of Predecessor Company's equity	(172,363)	(172)	(1,522,320)	410,149	1,112,343	—
Issuance of Successor Company's common stock	100,000	100	2,067,565	—	—	2,067,665
Balance, July 1, 2015 — Successor Company	100,000	100	2,067,565	—	—	2,067,665
Net loss	—	—	—	(189,421)	—	(189,421)
Other comprehensive loss	—	—	—	—	(261,870)	(261,870)
Share-based compensation activity	—	—	2,210	—	—	2,210
Balance, September 30, 2015 — Successor Company	100,000	$100	$2,069,775	$(189,421)	$(261,870)	$1,618,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2015 (Successor Company),
For the Six Months Ended June 30, 2015 (Predecessor Company)
and For the Nine Months Ended September 30, 2014 (Predecessor Company)
(in thousands)
Unaudited

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2014

Cash flows from operating activities:
Net (loss) income	$(189,421)	$1,740,515	$(1,442,837)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Income) loss from discontinued operations	(12,528)	(221,114)	450,057
Amortization of debt (premiums) discounts and financing costs	(337)	18,753	70,437
Depreciation and amortization	48,299	153,878	303,356
Provision for losses on accounts receivable	15,383	65,396	46,334
Foreign currency transaction losses, net	106,617	63,948	16,934
Impairment charges, restructuring charges and losses on disposals of fixed assets	4,162	31,471	61,355
Share-based payment expense	2,210	5,239	8,062
Reorganization gain in connection with emergence from Chapter 11	—	(1,775,787)	—
Fresh start adjustments, net	—	(248,709)	—
Other, net	(7,459)	(10,178)	20,270
Change in assets and liabilities:
Accounts receivable	(30,652)	(35,013)	(68,115)
Prepaid value-added taxes	643	50,564	(18,853)
Handset and accessory inventory	6,463	7,513	(37,067)
Prepaid expenses and other	(8,855)	(26,688)	(76,317)
Other long-term assets	9,836	47,253	(81,064)
Accrued value-added taxes	(565)	(7,941)	18,799
Accounts payable, accrued expenses, deferred revenues and other	(31,675)	(14,254)	51,279
Total operating cash used in continuing operations	(87,879)	(155,154)	(677,370)
Total operating cash provided by (used in) discontinued operations	22,988	(99,603)	(118,803)
Net cash used in operating activities	(64,891)	(254,757)	(796,173)
Cash flows from investing activities:
Capital expenditures	(60,062)	(88,485)	(271,223)
Purchases of investments	(256,467)	(757,714)	(1,331,015)
Proceeds from sales of investments	306,014	756,546	1,848,594
Change in restricted cash, escrow accounts and other deposits	(49,329)	(57,074)	(153,032)
Other, net	699	(1,890)	21,014
Total investing cash (used in) provided by continuing operations	(59,145)	(148,617)	114,338
Total investing cash provided by (used in) discontinued operations	96,377	1,176,438	(285,024)
Net cash provided by (used in) investing activities	37,232	1,027,821	(170,686)
Cash flows from financing activities:
Claims paid to senior noteholders	—	(745,221)	—
Net proceeds from debtor-in-possession loan	—	340,375	—
Repayment of debtor-in-possession loan	—	(340,375)	—
Borrowings under equipment financing facilities and other	—	—	14,590
Repayments under capital leases, equipment financing and other	(25,202)	(2,008)	(89,107)
Other, net	—	(4,291)	(396)
Total financing cash used in continuing operations	(25,202)	(751,520)	(74,913)
Total financing cash used in discontinued operations	—	(26,711)	(9,586)
Net cash used in financing activities	(25,202)	(778,231)	(84,499)
Effect of exchange rate changes on cash and cash equivalents	560	(9,152)	(40,923)
Change in cash and cash equivalents related to discontinued operations	22,662	103,260	306,292
Net (decrease) increase in cash and cash equivalents	(29,639)	88,941	(785,989)
Cash and cash equivalents, beginning of period	423,135	334,194	1,147,682
Cash and cash equivalents, end of period	$393,496	$423,135	$361,693

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated financial statements contained in our quarterly reports on Form 10-Q for the three months ended March 31, 2015 and for the three months ended June 30, 2015. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Sale of Nextel Argentina. On September 11, 2015, NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., both of which are indirect subsidiaries of NII Holdings, entered into a binding agreement with Grupo Clarin S.A., or Grupo Clarin, relating to the sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allows Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. We received the remaining cash consideration in October 2015. Under the agreement, Grupo Clarin assumes the risk associated with the regulatory approvals relating to the transfer of the 49% equity interest in Nextel Argentina and the exercise of the option for the remaining 51% equity interest, including any impairment or loss of licenses. If Grupo Clarin does not obtain regulatory approval within a specified timeframe, it may request an extension, assign its purchase right to another party or require us to liquidate Nextel Argentina and provide the proceeds to Grupo Clarin.
Pending receipt of the regulatory approvals, we issued a promissory note in the amount of $85.0 million and pledged the remaining 51% of the equity interests in Nextel Argentina to Grupo Clarin. The promissory note was pledged by Grupo Clarin pursuant to a note pledge agreement, does not require the payment of periodic interest and will be assigned to us upon delivery of the remaining 51% of the equity interests in Nextel Argentina. The promissory note only provides for payment to Grupo Clarin if Nextel Argentina makes unauthorized distributions, if the required approvals from the regulatory authorities in Argentina are received and we fail to deliver the remaining 51% of the equity interests, or if the regulatory approvals are not received within three years (four years if Grupo Clarin exercises an extension) and we fail to dispose of our assets in Argentina upon Grupo Clarin's request in accordance with the call option. NII Holdings guaranteed the obligations under the promissory note and the binding agreement in accordance with their respective terms. See Note 7 for more information.
Pending consummation of the transfer of the remaining 51% of the equity interests, we have agreed to cause Nextel Argentina to (i) conduct its business in the ordinary course and (ii) maintain and preserve certain business relationships. The binding agreement provides that $6.0 million of the purchase price will be held in escrow for one year for indemnification of representations, warranties and covenants. Grupo Clarin agreed to purchase Nextel Argentina on an as is, where is basis, subject to the terms and conditions of the binding agreement, including customary representations and warranties. Net proceeds from the sale of the equity interest are freely disposable, and although the transfer of the remaining 51% equity interests is subject to regulatory approval, the transfer is not conditioned on the absence of a material adverse change in the business of Nextel Argentina.
Subsequent to the closing of this transaction with Grupo Clarin, we no longer maintain a controlling financial interest in Nextel Argentina, and therefore we deconsolidated Nextel Argentina's results from our consolidated results of operations. In addition, in connection with this transaction, we have presented Nextel Argentina's results for all periods as discontinued operations in this quarterly report on Form 10-Q.
Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, Inc., an indirect subsidiary of AT&T, Inc. The transaction was structured as a sale of all the outstanding stock of the parent company of Comunicaciones Nextel de México, S.A. de C.V., or

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow for a period of two years to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. In connection with this sale, we have presented Nextel Mexico's results for all periods as discontinued operations in this quarterly report on Form 10-Q.
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

Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the occurrence of the uncertainties described below. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we concluded that the circumstances existing at the time raised substantial doubt about our ability to continue as a going concern.

As discussed in more detail in Note 2, in connection with our emergence from Chapter 11, we restructured $4.35 billion of senior notes by distributing cash and issuing shares of new common stock, resolving the insolvency issues associated with those obligations. In addition, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook.
We have an obligation to meet a net debt financial covenant in Nextel Brazil's local bank loans that will apply semiannually beginning on June 30, 2016. Based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. As of September 30, 2015, we had $230.0 million principal amount outstanding under Nextel Brazil's local bank loans and $342.5 million principal amount outstanding under Nextel Brazil’s equipment financing facility. See Note 6 for more information.
In light of the risk of a potential default under Nextel Brazil's local bank loans and equipment financing facility described above, we are not currently able to conclude that the circumstances that previously led us to determine that there is substantial doubt about our ability to continue as a going concern no longer exist.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.   There were no new accounting standards issued during the three months ended September 30, 2015 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

The following condensed consolidated balance sheet reconciles the balance sheet of the Predecessor Company immediately prior to our emergence from Chapter 11 to the balance sheet of the Successor Company immediately subsequent to our emergence from Chapter 11. The adjustments set forth in the condensed consolidated balance sheet presented below reflect the consummation of the Plan of Reorganization, which are reflected in the "Reorganization Adjustments" column, and the fair value adjustments required by the implementation of fresh start accounting, which are reflected in the "Fresh Start Adjustments" column. The information presented below reflects changes in the estimated fair values of certain assets and liabilities that occurred in the third quarter of 2015 as we continue to finalize the information required for fresh start accounting. This condensed consolidated balance sheet should be read in conjunction with the explanatory notes following the table.

The following is a reconciliation of the Successor Company's equity value to its reorganization value as of June 30, 2015 (in thousands):

Fair value of Successor Company's common stock	$2,067,665
Fair value of debt	789,046
Fair value of other liabilities	702,897
Reorganization value of Successor Company's assets	$3,559,608

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	June 30, 2015					July 1, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,199,441	$(776,306)	(a)	$—		$423,135
Short-term investments	97,395	—		—		97,395
Accounts receivable, net	187,732	—		—		187,732
Handset and accessory inventory	49,835	—		—		49,835
Deferred income taxes, net	685	—		39,995	(d)	40,680
Prepaid expenses and other	160,384	—		(19,494)	(e)	140,890
Assets related to discontinued operations	242,487	—		—	(n)	242,487
Total current assets	1,937,959	(776,306)		20,501		1,182,154
Property, plant and equipment, net	1,083,001	—		(373,516)	(f)	709,485
Intangible assets, net	571,076	—		568,676	(g)	1,139,752
Other assets	511,154	—		(2,079)	(h)	509,075
Assets related to discontinued operations	32,246	—		(13,104)	(n)	19,142
Total assets	$4,135,436	$(776,306)		$200,478		$3,559,608

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$101,757	$—		$—		$101,757
Accrued expenses and other	322,931	—		(2,677)	(i)	320,254
Deferred revenues	17,908	—		(1,805)	(j)	16,103
Current portion of long-term debt	667,617	—		6,997	(k)	674,614
Liabilities related to discontinued operations	96,161	—		(1,727)	(n)	94,434
Total current liabilities	1,206,374	—		788		1,207,162
Long-term debt	176,738	—		(62,306)	(k)	114,432
Deferred income tax liabilities	2,692	—		40,837	(d)	43,529
Other long-term liabilities	147,765	—		(33,113)	(l)	114,652
Liabilities related to discontinued operations	5,763	—		6,405	(n)	12,168
Total liabilities not subject to compromise	1,539,332	—		(47,389)		1,491,943
Liabilities subject to compromise	4,591,452	(4,591,452)	(b)	—		—
Stockholders’ (deficit) equity
Undesignated preferred stock - Successor Company	—	—		—		—
Undesignated preferred stock - Predecessor Company	—	—		—		—
Common stock - Successor Company	—	100	(b)	—		100
Common stock - Predecessor Company	172	(172)	(c)	—		—
Paid-in capital - Successor Company	—	2,067,565	(b)	—		2,067,565
Paid-in capital - Predecessor Company	1,522,320	(1,522,320)	(c)	—		—
Accumulated deficit	(2,405,497)	3,269,973	(c)	(864,476)	(m)	—
Accumulated other comprehensive loss	(1,112,343)	—		1,112,343	(m)	—
Total stockholders’ (deficit) equity	(1,995,348)	3,815,146		247,867		2,067,665
Total liabilities and stockholders’ (deficit) equity	$4,135,436	$(776,306)		$200,478		$3,559,608

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our unaudited condensed consolidated balance sheet as of June 30, 2015 presented above reflects the effect of the following adjustments:

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

(d)
Represents the net increase in deferred tax assets and liabilities associated with adjustments for fresh start accounting. The change in the components of deferred tax assets and liabilities resulted in a change to the proportionate allocation of the valuation allowance between current deferred tax assets and non-current deferred tax liabilities.

(e)	Represents the write-off of unamortized debt issuance costs primarily related to Nextel Brazil's equipment financing facility and local bank loans.

(f)
Reflects the impact of fresh start adjustments on property, plant and equipment in Nextel Brazil and our corporate segment. We measured the fair value of property, plant and equipment using the cost approach as the primary method. The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. The replacement or reproduction cost estimates were adjusted by losses in value attributable to obsolescence. The following reflects the impact of fresh start adjustments (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidated
	Predecessor Company	Fresh Start Adjustments	Successor Company
Land	$3,341	$—	$3,341
Leasehold improvements	39,607	(20,646)	18,961
Network equipment, communication towers and network software	1,818,721	(1,294,665)	524,056
Software, office equipment, furniture and fixtures and other	342,210	(256,815)	85,395
Less: Accumulated depreciation and amortization	(1,207,834)	1,207,834	—
	996,045	(364,292)	631,753
Construction in progress	86,956	(9,224)	77,732
	$1,083,001	$(373,516)	$709,485

(g)	Reflects the impact of fresh start adjustments on our intangible assets (in thousands):

	Nextel Brazil
	Predecessor Company	Fresh Start Adjustments	Successor Company
Licenses	$553,076	$515,776	$1,068,852
Customer relationships	—	32,200	32,200

In Brazil, our spectrum holdings include 20 megahertz, or MHz, of 1.9 gigahertz, or GHz,/2.1 GHz spectrum and 20 MHz of 1.8 GHz spectrum that support our wideband code division multiple access, or WCDMA, network and, in Rio de Janeiro, our long-term evolution, or LTE, network. We valued Nextel Brazil's spectrum licenses using the Greenfield method, a form of the income approach, by estimating the discounted future cash flows of a hypothetical start-up business, based on certain assumptions, including: (i) forecasted revenues and profit margins attributable to the spectrum for the period from July 1, 2015 to June 1, 2041, which represents the end of the current term of our spectrum licenses, including renewals solely at our option; and (ii) a discount rate of 16.6%, which is based on an after-tax weighted average cost of capital. We also have spectrum holdings in the 800 MHz specialized mobile radio, or SMR, spectrum band that currently support our integrated digital enhanced network, or iDEN network, but may be used for other purposes in the future.

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

(h)
Represents a $13.5 million decrease in non-income based tax assets to reduce their values to their estimated fair values based on discounted cash flows to reflect the timing of their anticipated realization, partially offset by the recognition of an $11.4 million asset related to the fair value of lease contracts whose terms were favorable relative to available market terms.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(k)
Adjustments to Nextel Brazil's debt balances related to the remeasurement of its equipment financing facility, local bank loans, tower financings and capital lease obligations to their fair values were as follows (in thousands):

	Nextel Brazil
	Predecessor Company	Fresh Start Adjustments	Successor Company
Brazil equipment financing	$366,937	$(2,989)	$363,948
Brazil bank loans	294,322	9,987	304,309
Brazil capital lease and tower financing obligations	182,108	(62,307)	119,801
Other	988	—	988
Total debt	844,355	(55,309)	789,046
Less: current portion	(667,617)	(6,997)	(674,614)
	$176,738	$(62,306)	$114,432

(l)
Primarily represents the $61.3 million write-off of unamortized deferred gains related to the 2013 tower transactions, partially offset by a $24.3 million increase related to the recognition of unfavorable lease contracts relative to available market terms and a $5.3 million increase related to the remeasurement of asset retirement obligations to their fair values.

(m)	Reflects the cumulative impact of all fresh start adjustments and the elimination of the Predecessor Company’s accumulated other comprehensive loss as follows (in thousands):

Intangible asset fair value adjustment	$568,676
Property, plant and equipment fair value adjustment	(373,516)
Debt fair value adjustment	55,309
Write-off of unamortized deferred gains on 2013 tower transactions	63,940
Other	(65,700)
Net gain on fresh start fair value adjustments	248,709
Tax impact of fresh start adjustments	(842)
Elimination of Predecessor Company's accumulated other comprehensive loss	(1,112,343)
Net impact on accumulated deficit	$(864,476)

(n)	Represents the net change in assets and liabilities related to Nextel Argentina as a result of remeasurement to their respective fair values.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reorganization Items.

The components of our reorganization items for the three months ended September 30, 2015, the six months ended June 30, 2015 and the three and nine months ended September 30, 2014 are as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2014
Gain on settlement of liabilities subject to compromise	$—	$1,775,787	$—	$—
Net gain on fresh start fair value adjustments	—	248,709	—	—
Reorganization-related professional fees and other costs	2,144	(67,622)	(58,579)	(58,579)
Total reorganization items	$2,144	$1,956,874	$(58,579)	$(58,579)

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014
	(in thousands)
Value-added taxes	$37,838	$101,283
Other current assets	62,064	44,860
Other prepaid assets	18,496	52,323
	$118,398	$198,466

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014
	(in thousands)
Land	$2,609	$3,903
Leasehold improvements	14,642	50,174
Network equipment, communication towers and network software	469,647	2,170,033
Software, office equipment, furniture and fixtures and other	59,204	378,256
Less: Accumulated depreciation and amortization	(32,410)	(1,392,528)
	513,692	1,209,838
Construction in progress	49,903	142,867
	$563,595	$1,352,705

During the three months ended September 30, 2015 and 2014, we capitalized $2.0 million and $2.9 million of interest, respectively. For the six months ended June 30, 2015, we capitalized $2.6 million of interest, and for the nine months ended September 30, 2014, we capitalized $25.8 million of interest. See Note 2 for more information regarding the valuation of our property, plant and equipment in connection with the implementation of fresh start accounting.

Intangible Assets, Net.
Our intangible assets include the following:

		Successor Company			Predecessor Company
		September 30, 2015			December 31, 2014
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$836,647	$(8,708)	$827,939	$783,783	$(113,630)	$670,153
Tradename	26	38,700	(387)	38,313	—	—	—
Customer relationships	4	25,146	(1,572)	23,574	—	—	—
		$900,493	$(10,667)	$889,826	$783,783	$(113,630)	$670,153
As of December 31, 2014, the balance of our indefinite lived intangible assets was $18.0 million. See Note 2 for more information regarding the valuation of our intangible assets in connection with the implementation of fresh start accounting.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash.
The components of our restricted cash, almost all of which were classified as other assets in our condensed consolidated balance sheet as of September 30, 2015 and our consolidated balance sheet as of December 31, 2014, are as follows:

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014
	(in thousands)
Cash in escrow — Nextel Mexico sale	$186,570	$—
Brazil judicial deposits	56,452	46,215
Cash in escrow — Nextel Peru sale	34,350	41,782
Other	—	407
	$277,372	$88,404
Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014
	(in thousands)
Payroll related items and commissions	$33,999	$38,829
Non-income based taxes	30,776	42,054
Network system and information technology	27,014	43,535
Capital expenditures	16,570	64,459
Other	128,380	148,774
	$236,739	$337,651
Accumulated Other Comprehensive Loss. As of September 30, 2015 and December 31, 2014, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014
	(in thousands)
Cumulative foreign currency translation adjustment	$(261,870)	$(1,326,003)
Other	—	(5,350)
	$(261,870)	$(1,331,353)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information.

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2015	2015	2014
		(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$60,062	$88,485	$271,223
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(11,672)	(19,282)	(120,770)
	$48,390	$69,203	$150,453
For the three months ended September 30, 2015, we had $19.0 million in non-cash investing and financing activities, the majority of which related to U.S. treasury bills that we received in connection with the sale of Nextel Argentina. For the six months ended June 30, 2015, we had the following non-cash investing and financing activities:

•
$2,067.7 million in Successor Company common stock that we issued in partial satisfaction of certain claims that were settled in connection with our emergence from Chapter 11 (see Note 2 for more information); and

•	$187.5 million increase in restricted cash, which represents cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico.
We did not have any non-cash investing and financing activities during the nine months ended September 30, 2014.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three months ended September 30, 2015 and the six months ended June 30, 2015, we recognized $9.3 million and $39.0 million in revenue-based taxes and other excise taxes, respectively. For the three and nine months ended September 30, 2014, we recognized $25.9 million and $77.1 million in revenue-based taxes and other excise taxes, respectively.
Diluted Net (Loss) Income Per Common Share.  As presented for the six months ended June 30, 2015, our calculation of diluted net income from continuing operations per common share includes 0.3 million restricted common shares, but does not include any other potential common shares, including shares issuable upon the potential exercise of stock options issued under our stock-based employee compensation plans since their effect would have been antidilutive. As presented for the three months ended September 30, 2015 and for the three and nine months ended September 30, 2014, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three months ended September 30, 2015, we did not include 1.6 million stock options and 0.6 million restricted common shares in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive. In addition, for the six months ended June 30, 2015, we did not include 4.8 million stock options in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive. For the three and nine months ended September 30, 2014, we did not include 9.4 million stock options and 8.8 million stock options, respectively, and 1.2 million restricted common shares for both periods, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Discontinued Operations

Sale of Nextel Argentina. On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allows Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. The remaining cash consideration was received in October 2015. See Note 1 for more information on the sale of Nextel Argentina.

Sale of Nextel Mexico. On April 30, 2015, we completed the sale of Nextel Mexico to New Cingular Wireless, an indirect subsidiary of AT&T, for net proceeds of $1.448 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims that may arise. This amount held in escrow is available for the indemnification of defined claims through April 2017. In October 2015, we received notification of certain tax-related claims for $9.1 million, and we intend to vigorously contest these claims. See Note 1 for more information on the sale of Nextel Mexico.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. Entel has provided notice of potential claims for amounts greater than the $34.4 million that remained in escrow as of September 30, 2015 to satisfy these claims. We believe that the requirements for payment of certain indemnification claims have not been met at this time, and we intend to vigorously contest these claims. As of September 30, 2015, we accrued an immaterial amount related to the potential settlement of these claims. The time period for additional claims against the amount held in escrow lapsed in February 2015.

In connection with the transactions discussed above, we have presented the results of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru as discontinued operations in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Argentina's, Nextel Mexico's, Nextel Peru's and Nextel Chile's results of operations for all periods presented to reflect these entities as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015	2014	2014
Operating revenues	$75,450	$599,038	$457,853	$1,456,135
Operating expenses	(60,863)	(675,245)	(467,522)	(1,824,978)
Other income (expense), net	1,159	(49,974)	(43,316)	(81,773)
Income (loss) before income tax provision	15,746	(126,181)	(52,985)	(450,616)
Income tax provision	(4,770)	(8,065)	(5,461)	(36,582)
	10,976	(134,246)	(58,446)	(487,198)
Gain on sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru	1,552	355,360	31,188	37,141
Income (loss) from discontinued operations, net of income taxes	$12,528	$221,114	$(27,258)	$(450,057)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of assets and liabilities related to discontinued operations as of December 31, 2014, all of which related to Nextel Argentina and Nextel Mexico, consisted of the following (in thousands):

ASSETS
Current assets
Cash and cash equivalents	$239,407
Short-term investments	43,548
Accounts receivable, less allowance for doubtful accounts of $24,266	142,545
Handset and accessory inventory	141,748
Deferred incomes taxes, prepaid expenses and other, net	142,276
Total current assets	709,524
Property, plant and equipment, net	1,080,228
Intangible assets, net	133,971
Deferred incomes taxes and other assets, net	89,069
Total assets	$2,012,792
LIABILITIES
Accounts payable	$147,162
Accrued expenses and other	225,337
Deferred revenues	60,176
Current portion of long-term debt	60,143
Long-term debt	526,980
Deferred income tax and other long-term liabilities	109,230
Total liabilities	$1,129,028

Note 5.	Impairment and Restructuring Charges
Asset Impairments.

During the three months ended September 30, 2015 and the six months ended June 30, 2015, Nextel Brazil recognized $4.0 million and $27.8 million in non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of certain transmitter and receiver sites that are no longer required in its business and retail store closures related to the realignment of distribution channels. Nextel Brazil also recognized $10.0 million and $11.2 million in asset impairment charges during the three and nine months ended September 30, 2014, the majority of which related to the shutdown of transmitter and receiver sites and retail store closures.

In September 2014, we evaluated strategic options for the next generation of our push-to-talk services and determined that, for one of these options, further development was no longer probable. As a result, we recognized a $42.8 million asset impairment charge at the corporate level.
In June 2014, we recognized a $6.4 million asset impairment charge at the corporate level related to the sale of our corporate aircraft.
Restructuring Charges.

During the six months ended June 30, 2015, we recognized $5.4 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. We also recognized $6.4 million and $19.5 million in severance and other related costs at the corporate level and in Brazil during the three and nine months ended September 30, 2014 related to similar streamlining and cost reduction efforts.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2014, Nextel Brazil recognized $17.6 million of charges related to the cessation of utilization of certain network services.

Total impairment and restructuring charges for the three months ended September 30, 2015 and 2014, for the six months ended June 30, 2015 and for the nine months ended September 30, 2014 were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015	2014	2014
Brazil	4,845	28,072	$38,194	$38,194
Corporate	(130)	8,720	43,392	60,827
Total impairment and restructuring charges	$4,715	$36,792	$81,586	$99,021
As of September 30, 2015, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2015 — Predecessor Company	$7,572
Restructuring charges	5,719
Cash payments	(8,457)
Balance, June 30, 2015 — Predecessor Company	$4,834
Restructuring charges	809
Cash payments	(1,095)
Balance, September 30, 2015 — Successor Company	$4,548

Note 6.	Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. See Note 2 for more information. The components of our debt are as follows:

	Successor Company	Predecessor Company
	September 30, 2015	December 31, 2014
	(in thousands)
Brazil equipment financing	$339,672	$366,937
Brazil bank loans	236,968	343,915
Brazil capital lease and tower financing obligations	93,060	213,163
Other	576	1,256
Total debt	670,276	925,271
Less: current portion	(582,766)	(717,427)
	$87,510	$207,844

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Throughout the Chapter 11 proceedings, the entire $4,350.0 million in NIIT and NII Capital Corp. senior notes was classified as liabilities subject to compromise. See Note 2 for more information.

Brazil Bank Loans. As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenant included in each of Nextel Brazil's outstanding local bank loans. As a result, we classified these bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally committed the lenders to sign further amendments to the terms of the local bank loans. Among other things, the amendments revised the financial covenants and principal repayment schedule for the loans, granted the lenders a security interest over amounts held in certain collection accounts maintained with each lender and increased the interest margin on the loans from approximately 115% of the local Brazilian borrowing rate to approximately 140% of this local rate. Certain of these amendments were implemented in connection with the standstill agreements and the remainder became effective in connection with our emergence from Chapter 11 proceedings.

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

In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook. Based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date.

If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2015. As of September 30, 2015, we had $230.0 million principal amount outstanding under Nextel Brazil's local bank loans.
Brazil Equipment Financing Facility. In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of September 30, 2015. As of September 30, 2015, we had $342.5 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this equipment financing facility.

Note 7.	Fair Value Measurements
Nextel Argentina.
As discussed further in Note 1, on September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allows Grupo Clarin or any of its affiliates to acquire

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. Pending receipt of the necessary regulatory approvals in Argentina, we issued a non-recourse promissory note in the amount of $85.0 million and pledged the remaining 51% of the equity interests in Nextel Argentina to Grupo Clarin. We recorded our retained 51% interest in Nextel Argentina as an equity method investment under the fair value option, which is included as a component of other assets in our condensed consolidated balance sheet, and, accordingly, we will record this investment at its market value at each reporting date. As of September 30, 2015, we estimated the fair value of this investment to be $96.8 million. In addition, as of September 30, 2015, we recorded the non-recourse promissory note as a component of other long-term liabilities in our condensed consolidated balance sheet at its estimated fair value of $96.8 million. This fair value estimate was based on the $178.0 million purchase price paid by Grupo Clarin, as adjusted for changes in excess cash from September 11, 2015 through September 30, 2015. We included the respective changes in the fair value of the equity method investment and the promissory note as a component of other income (expense), net for the three months ended September 30, 2015. These changes in fair value were not material.
Financial Instruments.
Available-for-Sale Securities.
As of September 30, 2015 and December 31, 2014, available-for-sale securities included $36.5 million and $110.1 million, respectively, in short-term investments made by Nextel Brazil in investment funds and certificates of deposit. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. The gross unrecognized holding gains and losses as of September 30, 2015 were not material.
We account for our available-for-sale securities at fair value. The fair value of the Brazilian securities is based on the net asset value of the funds. In our judgment, these types of securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy.
Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. As of September 30, 2015, held-to-maturity investments included $18.1 million in short-term investments at NIIT in U.S. treasury bills. We account for held-to-maturity securities at amortized cost. We determined the fair value of our held-to-maturity investments in U.S. treasury securities based on quoted market prices for the individual instruments. These securities will mature in February 2016. In our judgment, these securities trade with sufficient daily observable market activity to support a Level 1 classification within the fair value hierarchy. As of September 30, 2015, the fair value of our held-to-maturity investments was $18.1 million.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	Successor Company			Predecessor Company
	September 30, 2015			December 31, 2014
	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net (1)	$—	$—	$—	$2,750,000	$2,750,000	$648,500
NII International Telecom S.C.A. senior notes, net (1)	—	—	—	1,600,000	1,600,000	1,166,500
Brazil equipment financing	342,474	339,672	341,178	366,937	366,937	337,295
Brazil bank loans and other	230,557	237,544	241,560	345,171	345,171	275,655
	$573,031	$577,216	$582,738	$5,062,108	$5,062,108	$2,427,950
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
Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities on our condensed consolidated balance sheet at their fair value. As of September 30, 2015, Nextel Brazil had $4.9 million in derivative instruments that were classified as short-term investments on our condensed consolidated balance sheet, and we consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other income (expense), net in our condensed consolidated statement of comprehensive (loss) income. For the three months ended September 30, 2015 and the six months ended June 30, 2015, Nextel Brazil recognized $3.1 million and $6.3 million in realized gains, respectively, resulting from the changes in the estimated fair value of these derivative instruments. In addition, for the three months ended September 30, 2015 and the six months ended June 30, 2015, Nextel Brazil recorded $3.2 million in unrealized gains and $1.3 million in unrealized losses, respectively, resulting from the changes in the estimated fair value of these derivative instruments.
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

Handset, Equipment and Other Commitments.

We are a party to purchase agreements with various suppliers under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of September 30, 2015, we are committed to purchase $153.9 million under a handset purchase agreement with one of our handset suppliers by the end of 2016. We do not expect that we will purchase all of the committed devices, but we have not recorded a liability for this contract because we do not believe it is probable that we will incur a loss under this handset purchase agreement.
Brazilian Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, Nextel Brazil had accrued liabilities of $59.0 million and $69.7 million, respectively, related to contingencies, of which $5.3 million and $8.0 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $285.0 million as of September 30, 2015. We evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies on an ongoing basis. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2014, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2015 and subsequent years. We maintained this same valuation allowance position through the first nine months of 2015.

Our emergence from Chapter 11 is not expected to have a significant impact on our net operating loss carryforwards for U.S. Federal and state income tax purposes. However, the utilization of certain of our U.S. net operating loss carryforwards will be limited. The amount of any such limitation cannot be determined until December 31, 2015.

Note 10.	Segment Reporting
We have determined our reportable segments based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance of these segments and provide resources to them based on operating income before depreciation, amortization and impairment and restructuring charges, which we refer to as segment earnings. Nextel Brazil is our only reportable operating segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Brazil	Corporate and Eliminations		Consolidated
	(in thousands)
Three Months Ended September 30, 2015 — Successor Company
Operating revenues	$284,606	$46		$284,652
Segment losses	$(10,808)	$(13,830)		$(24,638)
Less:
Impairment and restructuring charges				(4,715)
Depreciation and amortization				(48,299)
Foreign currency transaction losses, net				(106,617)
Interest expense and other, net				(19,354)
Loss from continuing operations before reorganization items and income tax provision				$(203,623)
Capital expenditures	$48,115	$275		$48,390

Three Months Ended September 30, 2014 — Predecessor Company
Operating revenues	$476,382	$(118)		$476,264
Segment earnings (losses)	$919	$(31,200)		$(30,281)
Less:
Impairment and restructuring charges				(81,586)
Depreciation and amortization				(100,729)
Foreign currency transaction losses, net				(44,994)
Interest expense and other, net				(99,064)
Loss from continuing operations before reorganization items and income tax provision				$(356,654)
Capital expenditures	$20,673	$3,569		$24,242

Six Months Ended June 30, 2015 — Predecessor Company
Operating revenues	$683,611	$100		$683,711
Segment losses	$(75,234)	$(37,982)		$(113,216)
Less:
Impairment and restructuring charges				(36,792)
Depreciation and amortization				(153,878)
Foreign currency transaction losses, net				(63,948)
Interest expense and other, net				(67,630)
Loss from continuing operations before reorganization items and income tax provision				$(435,464)
Capital expenditures	$68,385	$818		$69,203

Nine Months Ended September 30, 2014 — Predecessor Company
Operating revenues	$1,416,979	$(30)		$1,416,949
Segment losses	$(84,377)	$(110,128)		$(194,505)
Less:
Impairment and restructuring charges				(99,021)
Depreciation and amortization				(303,356)
Foreign currency transaction losses, net				(16,934)
Interest expense and other, net				(316,839)
Loss from continuing operations before reorganization items and income tax provision				$(930,655)
Capital expenditures	$138,039	$12,414		$150,453

September 30, 2015 — Successor Company
Identifiable assets	$2,040,993	$801,797		$2,842,790
December 31, 2014 — Predecessor Company
Identifiable assets	$2,991,959	$2,438,632	(1)	$5,430,591

(1) As of December 31, 2014, identifiable assets in the "Corporate and Eliminations" column include $2,012.8 million of total assets related to discontinued operations as a result of the sale of Nextel Argentina and Nextel Mexico. See Note 4 for more information.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Subsequent Event

We are taking steps to further streamline the expenses incurred at our corporate headquarters by shifting costs and associated responsibilities to Nextel Brazil. In connection with this effort, we will implement workforce reductions at our corporate headquarters and expect to incur up to $9.0 million in severance and other related expenses in the fourth quarter of 2015.

Nextel Brazil is also taking actions to reduce costs and align its cost structure and expects to incur approximately $9.0 million in severance and other related expenses in the fourth quarter of 2015 related to these efforts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2015 and December 31, 2014 and our consolidated results of operations for the three-month periods ended September 30, 2015 and 2014, for the six-month period ended June 30, 2015 and for the nine-month period ended September 30, 2014; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2014 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements," "Item 1A. — Risk Factors" in our 2014 annual report on Form 10-K and "Item 1A. — Risk Factors" in Part II of our quarterly report on Form 10-Q for the three months ended June 30, 2015 for risks and uncertainties that may impact our future performance. We refer to our remaining operating company as Nextel Brazil.

Business Update
Sale of Nextel Mexico. On April 30, 2015, we completed the sale of our operations in Mexico to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of Nextel Mexico for a purchase price of approximately $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. We used a portion of the net proceeds to repay all outstanding principal and interest under a debtor-in-possession loan agreement we entered into prior to our emergence from Chapter 11 and to fund distributions to specified creditors pursuant to the Plan of Reorganization. We plan to use the remaining net proceeds from this transaction to support our operations in Brazil. In connection with this sale, we have presented the results of Nextel Mexico for all periods as discontinued operations in this quarterly report on Form 10-Q.
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
Sale of Nextel Argentina. On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allows Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. The remaining cash consideration was received in October 2015. We plan to use the net proceeds received from this transaction to provide additional liquidity to support our operations in Brazil. In connection with this transaction, we have presented Nextel Argentina's results for all periods as discontinued operations in this quarterly report on Form 10-Q.
Changes at Corporate Headquarters. Because of the sales of our operations in Argentina, Mexico, Chile and Peru, we now only operate in Brazil. As a result, we are taking steps to further streamline the expenses incurred at our corporate headquarters by shifting costs and associated responsibilities to Nextel Brazil. We will implement workforce reductions at our corporate headquarters in connection with this effort.

Business Overview

We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major business centers and related transportation corridors. We provide services in major urban and suburban centers with high population densities where we believe there is a concentration of Brazil’s business users and economic activity. Historically, our services were targeted to meet the needs of business customers and individuals who used our services to meet both professional and personal needs. With the deployment of our wideband code division multiple access, or WCDMA, network in Brazil, our target market also includes consumers. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. In Brazil, we believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network. Our WCDMA network in Brazil enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our integrated digital enhanced, or iDEN network. We are currently offering services supported by our WCDMA network in approximately 260 cities in Brazil, including cities in and around Sao Paulo and Rio de Janeiro. We also offer long-term evolution, or LTE, services in Rio de Janeiro in Brazil and continue to provide services on our iDEN network in Brazil.

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

•	expanding our service offerings to meet the needs of a broader range of potential customers;

•	offering a superior customer experience; and

•	building on the strength of the unique positioning of the Nextel brand.
The costs of deploying and operating our WCDMA network and LTE upgrade in Brazil, combined with the cost of continuing to operate our iDEN network in Brazil, have negatively impacted our profitability and are expected to continue to have that impact as we expand our subscriber base on our WCDMA network and transition iDEN subscribers to that network in Brazil, but we believe that these costs are necessary to ensure the competitiveness of our service offerings.
We have implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results and goals, as well as with the trends in our business. These changes have included changes to our leadership team in Brazil, as well as significant reductions in our headquarters staff through the reorganization of the roles and responsibilities of our headquarters and market teams and headcount reductions at the market level that are designed to reduce costs while maintaining the support necessary to meet our customers' needs.
As a result of the sale of Nextel Argentina in August 2015 and Nextel Mexico in April 2015, both of which followed the sale of Nextel Chile in August 2014 and Nextel Peru in August 2013, we plan to allocate almost all of our financial and other resources to our operations in Brazil going forward.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on presently available information. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2015 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 annual report on Form 10-K.

Results of Operations

For purposes of comparison to the nine months ended September 30, 2014, the results of operations for the three months ended September 30, 2015 have been combined with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the three months ended September 30, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reasons, our results of operations for the three- and combined nine-month periods ended September 30, 2015 are not fully comparable to our results of operations for the three and nine months ended September 30, 2014.
In accordance with accounting principles generally accepted in the U.S., we translated Nextel Brazil's results of operations into U.S. dollars using the average foreign currency exchange rates for the applicable period. The following tables present the average foreign currency exchange rates we used to translate Nextel Brazil's results of operations, as well as changes from the average foreign currency exchange rates utilized in prior periods.

	Successor Company	Predecessor Company	Actual Percent Change From Prior Year
	Three Months Ended September 30,
	2015	2014
Brazilian real	3.55	2.28	(56)%

	Successor Company	Predecessor Company	Combined	Predecessor Company	Actual Percent Change From Prior Year
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2015	2015	2014
Brazilian real	3.55	2.97	3.16	2.29	(38)%

Throughout 2014 and continuing through the first three quarters of 2015, the value of the Brazilian real fluctuated but generally depreciated in value relative to the U.S. dollar. The following table presents the foreign currency exchange rate in effect in Brazil at the end of each of the quarters in 2014, as well as at the end of the first three quarters of 2015. If the value of the Brazilian real continues to depreciate from current levels relative to the U.S. dollar, our future operating results and the values of our assets held in Brazilian reais will continue to be adversely affected.

	Predecessor Company						Successor Company
	2014				2015
	March	June	September	December	March	June	September
Brazilian real	2.26	2.20	2.45	2.66	3.21	3.10	3.97

To provide better insight into Nextel Brazil's results, as well as our results of operations on a consolidated basis, we present the year-over-year percentage change in each of the line items presented on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and nine months ended September 30, 2014 to amounts that would have resulted if the average foreign currency exchange rates for the three and nine months ended September 30, 2014 were the same as the average foreign currency exchange rates that were in effect for the three- and combined nine-month periods ended September 30, 2015; and (ii) by comparing the constant currency financial measures for the three and nine months ended September 30, 2014 to the actual financial measures for the three- and combined nine-month periods ended September 30, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the United States and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment (losses) earnings	(10,808)	919	(11,727)	NM	(65)%
Corporate and eliminations segment losses	(13,830)	(31,200)	17,370	(56)%	(56)%
Consolidated segment losses	(24,638)	(30,281)	5,643	(19)%	(20)%
Impairment and restructuring charges	(4,715)	(81,586)	76,871	(94)%	(93)%
Depreciation and amortization	(48,299)	(100,729)	52,430	(52)%	(26)%
Operating loss	(77,652)	(212,596)	134,944	(63)%	(52)%
Interest expense, net	(28,878)	(107,926)	79,048	(73)%	(70)%
Interest income	8,597	7,176	1,421	20%	85%
Foreign currency transaction losses, net	(106,617)	(44,994)	(61,623)	137%	269%
Other income, net	927	1,686	(759)	(45)%	(30)%
Loss from continuing operations before reorganization items and income tax provision	(203,623)	(356,654)	153,031	(43)%	(28)%
Reorganization items	2,144	(58,579)	60,723	(104)%	(104)%
Income tax provision	(470)	(956)	486	(51)%	(50)%
Net loss from continuing operations	(201,949)	(416,189)	214,240	(51)%	(41)%
Income (loss) from discontinued operations, net of income taxes	12,528	(27,258)	39,786	(146)%	(145)%
Net loss	$(189,421)	$(443,447)	$254,026	(57)%	(49)%
_______________________________________
NM — Not Meaningful

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
			(dollars in thousands)
Brazil segment losses	(10,808)	(75,234)	(86,042)	(84,377)	(1,665)	2%	(41)%
Corporate and eliminations segment losses	(13,830)	(37,982)	(51,812)	(110,128)	58,316	(53)%	(53)%
Consolidated segment losses	(24,638)	(113,216)	(137,854)	(194,505)	56,651	(29)%	(6)%
Impairment and restructuring charges	(4,715)	(36,792)	(41,507)	(99,021)	57,514	(58)%	(53)%
Depreciation and amortization	(48,299)	(153,878)	(202,177)	(303,356)	101,179	(33)%	(9)%
Operating loss	(77,652)	(303,886)	(381,538)	(596,882)	215,344	(36)%	(20)%
Interest expense, net	(28,878)	(82,820)	(111,698)	(338,405)	226,707	(67)%	(65)%
Interest income	8,597	15,327	23,924	22,535	1,389	6%	44%
Foreign currency transaction losses, net	(106,617)	(63,948)	(170,565)	(16,934)	(153,631)	NM	NM
Other income (expense), net	927	(137)	790	(969)	1,759	(182)%	NM
Loss from continuing operations before reorganization items and income tax provision	(203,623)	(435,464)	(639,087)	(930,655)	291,568	(31)%	(19)%
Reorganization items	2,144	1,956,874	1,959,018	(58,579)	2,017,597	NM	NM
Income tax provision	(470)	(2,009)	(2,479)	(3,546)	1,067	(30)%	(29)%
Net (loss) income from continuing operations	(201,949)	1,519,401	1,317,452	(992,780)	2,310,232	(233)%	(255)%
Income from discontinued operations, net of income taxes	12,528	221,114	233,642	(450,057)	683,699	(152)%	(156)%
Net (loss) income	$(189,421)	$1,740,515	$1,551,094	$(1,442,837)	$2,993,931	(208)%	(222)%
_______________________________________
NM — Not Meaningful

We define segment (losses) earnings as operating (loss) income before depreciation, amortization and impairment and restructuring charges. Consolidated segment losses decreased $5.6 million, or 19%, and $56.7 million, or 29%, for the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 and include the results of operations of our Brazil segment and our corporate operations, which are discussed individually below.

1.	Impairment and restructuring charges

Consolidated impairment and restructuring charges recognized in the three- and combined nine-month periods ended September 30, 2015 primarily consisted of non-cash asset impairment charges related to the shutdown or abandonment of transmitter and receiver sites in Brazil and severance costs incurred at the corporate level resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

Consolidated impairment and restructuring charges recognized in the three and nine months ended September 30, 2014 included a $42.8 million asset impairment charge related to our decision to cease further development on one of the strategic options for the next generation of our push-to-talk services, a $17.6 million restructuring charge related to the cessation of utilization of certain network services in Brazil, and severance and related costs incurred in Brazil and at the corporate level resulting from the separation of employees in an effort to streamline our organization structure and reduce general and administrative expenses.

2.	Depreciation and amortization

The $52.4 million, or 52%, and $101.2 million, or 33%, decreases in consolidated depreciation and amortization on a reported basis, and the 26% and 9% decreases on a constant currency basis, for the three- and combined nine- month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 were principally the result of a decrease in the value of Nextel Brazil's property, plant and equipment resulting from the implementation of fresh start accounting. See Note 2 to our condensed consolidated financial statements for more information.

3.	Interest expense, net

Consolidated net interest expense decreased $79.0 million, or 73%, and $226.7 million, or 67%, on a reported basis, and 70% and 65% on a constant currency basis, from the three and nine months ended September 30, 2014 to the three- and combined nine-month periods ended September 30, 2015 primarily as a result of the suspension of interest on all series of our senior notes in connection with our Chapter 11 filing and subsequent cancellation of these notes in connection with our emergence from Chapter 11. See Note 2 to our condensed consolidated financial statements for more information.

4.	Foreign currency transaction losses, net

Foreign currency transaction losses of $106.6 million and $170.6 million during the three- and combined nine-month periods ended September 30, 2015 were the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

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

b.    Nextel Brazil

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2015	% of Nextel Brazil’s Operating Revenues	Three Months Ended September 30, 2014	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$266,441	94%	$435,813	91%	$(169,372)	(39)%	(5)%
Handset and accessory revenues	18,165	6%	40,569	9%	(22,404)	(55)%	(30)%
Cost of handsets and accessories	(28,307)	(10)%	(87,316)	(19)%	59,009	(68)%	(68)%
Handset and accessory net subsidy	(10,142)	(4)%	(46,747)	(10)%	36,605	(78)%	(83)%
Cost of service (exclusive of depreciation and amortization)	(112,193)	(39)%	(172,345)	(36)%	60,152	(35)%	1%
Selling and marketing expenses	(44,209)	(16)%	(61,427)	(13)%	17,218	(28)%	12%
General and administrative expenses	(110,705)	(39)%	(154,375)	(32)%	43,670	(28)%	12%
Segment (losses) earnings	$(10,808)	(4)%	$919	—	$(11,727)	NM	(65)%

	Successor Company	Predecessor Company	Combined		Predecessor Company
	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2015	% of Nextel Brazil’s Operating Revenues	Nine Months Ended September 30, 2014	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
							Dollars	Percent	Percent
			(dollars in thousands)
Service and other revenues	$266,441	$643,804	$910,245	94%	$1,290,531	91%	$(380,286)	(29)%	(3)%

Handset and accessory revenues	18,165	39,807	57,972	6%	126,448	9%	(68,476)	(54)%	(37)%
Cost of handsets and accessories	(28,307)	(121,143)	(149,450)	(15)%	(311,398)	(22)%	161,948	(52)%	(52)%
Handset and accessory net subsidy	(10,142)	(81,336)	(91,478)	(9)%	(184,950)	(13)%	93,472	(51)%	(58)%
Cost of service (exclusive of depreciation and amortization)	(112,193)	(256,153)	(368,346)	(38)%	(532,852)	(38)%	164,506	(31)%	(5)%
Selling and marketing expenses	(44,209)	(105,357)	(149,566)	(16)%	(205,210)	(14)%	55,644	(27)%	1%
General and administrative expenses	(110,705)	(276,192)	(386,897)	(40)%	(451,896)	(32)%	64,999	(14)%	18%
Segment losses	$(10,808)	$(75,234)	$(86,042)	(9)%	$(84,377)	(6)%	$(1,665)	2%	(41)%

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's customer turnover rates for each of the quarters in 2014 and for the first three quarters of 2015. We calculate customer turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	(subscribers in thousands)
iDEN subscriber units	3,620.3	3,455.6	3,137.7	2,942.5	2,669.2	2,420.7	2,177.4
WCDMA subscriber units	337.9	673.8	1,050.6	1,333.8	1,672.3	1,971.9	2,258.0
Total subscriber units in commercial service — beginning of period	3,958.2	4,129.4	4,188.3	4,276.3	4,341.5	4,392.6	4,435.4

iDEN net subscriber losses	(88.3)	(175.1)	(97.3)	(176.3)	(190.2)	(184.0)	(203.5)
WCDMA net subscriber additions	259.5	234.0	185.3	241.5	241.3	226.8	230.8
Total net subscriber additions	171.2	58.9	88.0	65.2	51.1	42.8	27.3

Migrations from iDEN to WCDMA	76.4	142.8	97.9	97.0	58.3	59.3	116.2 (1)

iDEN subscriber units	3,455.6	3,137.7	2,942.5	2,669.2	2,420.7	2,177.4	1,857.8
WCDMA subscriber units	673.8	1,050.6	1,333.8	1,672.3	1,971.9	2,258.0	2,605.0
Total subscriber units in commercial service — end of period	4,129.4	4,188.3	4,276.3	4,341.5	4,392.6	4,435.4	4,462.8

Total customer turnover	2.39%	2.81%	2.28%	2.71%	3.10%	3.28%	3.47%
iDEN customer turnover	2.53%	3.05%	2.32%	3.00%	3.19%	3.46%	3.83%
WCDMA customer turnover	1.44%	1.86%	2.16%	2.21%	2.97%	3.09%	3.16%
(1) For the three months ended September 30, 2015, migrations from iDEN to WCDMA included approximately 31,000 migrations which were not properly reported in prior quarters. This change in migrations did not impact total subscriber units at the end of any period presented.

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2014, as well as for the first three quarters of 2015, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended (1)
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Total ARPU (US$)	31	30	30	27	23	20	18
WCDMA ARPU (US$)	20	27	30	29	25	21	19
iDEN ARPU (US$)	33	31	30	26	22	19	17

Total ARPU (BR)	73	67	69	68	66	62	62
WCDMA ARPU (BR)	47	59	69	74	70	66	66
iDEN ARPU (BR)	77	69	69	66	62	58	58
(1) The breakout of WCDMA and iDEN ARPU for the periods presented above changed from what we previously reported. Total ARPU amounts did not change from those previously reported.
The average value of the Brazilian real depreciated by 56% and 38% relative to the U.S. dollar during the three- and combined nine-month periods ended September 30, 2015 compared to the average value that prevailed during the three and nine months ended September 30, 2014. As a result, the components of Nextel Brazil's results of operations for the three- and combined nine-month periods ended September 30, 2015, after translation into U.S. dollars, reflect significantly lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or continues to further depreciate relative to the U.S. dollar, Nextel Brazil's future reported results of operations for 2015 will be adversely affected relative to its reported results of operations for 2014.

The economic environment in Brazil continues to reflect a significant downturn from prior years with low consumer confidence, negative real wage growth, a net loss of jobs and higher unemployment. Consumers in Brazil are also being impacted by rising costs of food and other essentials, with the inflation of food costs significantly exceeding both inflation levels experienced in 2014 and the consumer price index. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that the current economic and competitive conditions and weak foreign currency exchange rates will continue to have a negative impact on Nextel Brazil's reported results of operations for at least the remainder of 2015.
Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013, and since that time, has experienced substantial subscriber growth on its WCDMA network and a steady increase in its WCDMA ARPU in Brazilian reais through the end of 2014. Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2.6 million subscribers as of September 30, 2015. However, Nextel Brazil's WCDMA ARPU in Brazilian reais has decreased over the course of the last three quarters as a result of more intense competition in the wireless market and the economic factors discussed above. In the second and third quarters of 2015, Nextel Brazil implemented several new rate plans and promotions to improve the attractiveness of its service offerings, expand targeted customer segments and provide economic incentives to attract customers. Specifically, in June 2015, Nextel Brazil began offering new simplified rate plans that further encourage subscribers to utilize their existing handsets when purchasing Nextel Brazil's services, which generally result in similar or better ARPUs. In addition, in the third quarter of 2015, Nextel Brazil began offering other less expensive control service plans with lower available voice and data and no handset subsidy, which generally yield lower ARPUs but result in higher profitability. The mix of sales of these new service plans resulted in the stabilization of average ARPU during the third quarter of 2015, as well as shorter economic paybacks and higher overall profitability.
Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower average revenues per subscriber to retain and attract high value subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Despite these efforts, Nextel Brazil has experienced net subscriber losses on, and, until the third quarter of 2015, declines in its average revenue per subscriber on its iDEN network, and we expect that these trends will continue.
During the first nine months of 2015, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro both to meet its regulatory obligations and to improve the capacity of its network. Nextel Brazil's capital expenditures were $116.5 million for the combined nine-month period ended September 30, 2015, which declined 16% from the nine months ended September 30, 2014.
Despite implementing cost reductions in overall operating expenses, Nextel Brazil had a segment loss margin of 9% during the combined nine-month period ended September 30, 2015 compared to a segment loss margin of 6% during the nine months ended September 30, 2014 as the cost reductions did not keep pace with the decline in service and other revenues in those periods. Nextel Brazil recognized segment losses of $10.8 million and $86.0 million during the three- and combined nine-month periods ended September 30, 2015 compared to segment earnings of $0.9 million and segment losses of $84.4 million during the three and nine months ended September 30, 2014, respectively, as a result of the following:

1.	Service and other revenues

The $169.4 million, or 39%, and $380.3 million, or 29%, decreases in service and other revenues on a reported basis during the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 are primarily a result of the impact of weaker foreign currency exchange rates on our reported results. On a constant currency basis, Nextel Brazil's service and other revenues decreased 5% and 3% during the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to decreases in average revenues per subscriber.

Nextel Brazil's WCDMA subscriber base grew from 1.3 million subscribers as of September 30, 2014 to 2.6 million subscribers as of September 30, 2015 which led to $32.7 million and $219.2 million increases in Nextel Brazil's WCDMA-based service and other revenues from the three and nine months ended September 30, 2014 to the three- and combined nine-month periods ended September 30, 2015. This growth in Nextel Brazil's WCDMA subscriber base was partially offset by a decrease in its iDEN subscriber base from 2.9 million subscribers as of the end of the third quarter of 2014 to 1.9 million subscribers as of the end of the third quarter of 2015. In addition, Nextel Brazil experienced a decline in its iDEN-based average revenue per subscriber from $30 in the third quarter of 2014 to $17 in the third quarter of 2015. These changes resulted in $202.1 million and $625.7 million decreases in Nextel Brazil's iDEN-based service and other revenues from the three and nine months ended September 30, 2014 to the three- and combined nine-month periods ended September 30, 2015.

2.	Handset and accessory net subsidy

The $36.6 million, or 78%, and $93.5 million, or 51%, decreases in handset and accessory net subsidy on a reported basis from the three and nine months ended September 30, 2014 to the three- and combined nine-month periods ended September 30, 2015 are largely related to an increased emphasis on new service plans, particularly those under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. For the three months ended September 30, 2015, approximately 80% of Nextel Brazil's gross subscriber additions purchased services using their existing handsets compared to approximately 35% for the three months ended September 30, 2014. The decrease in handset and accessory net subsidy from new service plans for the combined nine-month period ended September 30, 2015 compared to the nine months ended September 30, 2014 was partially offset by a $25.3 million charge for a reserve that Nextel Brazil recognized in the second quarter of 2015 related to certain tax credits generated as a result of handset purchases that we do not believe are probable of being recovered. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 83% and 58% for the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

3.	Cost of service

The $60.2 million, or 35%, and $164.5 million, or 31%, decreases in cost of service on a reported basis for the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 are primarily caused by the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's cost of service increased 1% from the third quarter of 2014 to the third quarter in 2015 and decreased 5% from the nine months ended September 30, 2014 to the combined nine-month period ended September 30, 2015 primarily as the result of decreases in interconnect costs related to the changes in the regulated interconnect cost structure described below. These decreases were partially offset by increases in costs related to our nationwide roaming arrangement. In addition, on a constant currency basis, Nextel Brazil recognized significant cost savings in the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 as a result of insourcing certain engineering functions that were previously performed by third party service providers. Also, with the continuing decline in the number of iDEN subscribers in Nextel Brazil's subscriber base, Nextel Brazil's service and repair costs related to its iDEN handset maintenance program continue to decrease.

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

The $17.2 million, or 28%, and $55.6 million, or 27%, decreases in selling and marketing expenses on a reported basis during the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 are largely due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's selling and marketing expenses increased 12% and 1% in the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 as a result of more advertising campaigns related to Nextel Brazil's new service plan offerings.

5.	General and administrative expenses

The $43.7 million, or 28%, and $65.0 million, or 14%, decreases in general and administrative expenses on a reported basis for the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 are primarily due to the impact of weaker foreign currency exchange rates as described above. On a constant currency basis, Nextel Brazil's general and administrative expenses increased 12% and 18%, respectively, over the same periods as a result of increases in bad debt expense primarily caused by significant decreases in collections largely due to deteriorating economic conditions in Brazil, as well as higher costs related to civil contingencies initiated by customers. These increases were partially offset by decreases in customer care expenses on a local currency basis resulting from the outsourcing of Nextel Brazil's customer care function and a reduction in the volume of customer care calls received.

c.    Corporate

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Service and other revenues	$60	$102	$(42)	(41)%
Selling and marketing expenses	(96)	(609)	513	(84)%
General and administrative expenses	(13,794)	(32,077)	18,283	(57)%
Segment losses	$(13,830)	$(32,584)	$18,754	(58)%

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Actual Change from Previous Year
					Dollars	Percent

Service and other revenues	$60	$168	$228	$253	$(25)	(10)%
Selling and marketing expenses	(96)	(107)	(203)	(5,247)	5,044	(96)%
General and administrative expenses	(13,794)	(38,964)	(52,758)	(109,431)	56,673	(52)%
Segment losses	$(13,830)	$(38,903)	$(52,733)	$(114,425)	61,692	(54)%
Segment losses decreased $18.8 million, or 58% and $61.7 million, or 54%, in the three- and combined nine-month periods ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to reduced payroll costs resulting from fewer general and administrative personnel following a reduction in force that we implemented in 2014, lower consulting expenses, lower information technology costs and $22.6 million in professional fees incurred in the first nine months of 2014 in connection with our preparation for the Chapter 11 filing.

Liquidity and Capital Resources
Our current sources of funding include our cash, cash equivalent and short-term investment balances. As of September 30, 2015, we had a working capital deficit, which is defined as total current assets less total current liabilities, of $78.8 million compared to working capital of $4.0 million as of December 31, 2014. As of September 30, 2015, our working capital included $393.5 million in cash and cash equivalents, of which $1.3 million was held by Nextel Brazil in Brazilian reais. As of September 30, 2015, our working capital also included $54.6 million in short-term investments, the majority of which was held in Brazilian reais. In addition, as of September 30, 2015, we pledged $134.6 million as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil, of which we recorded $104.1 million as a component of other assets and the remaining $30.5 million of which we recorded as a component of prepaid expenses and other in our condensed consolidated balance sheet. As of September 30, 2015, we also had $220.9 million in cash held in escrow in connection with the sales of Nextel Mexico and Nextel Peru, all of which we recorded as a component of other assets in our condensed consolidated balance sheet.
A substantial portion of our cash and cash equivalents is held in money market funds and bank deposits, and our cash, cash equivalents and short-term investments held in Brazilian reais are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in Brazilian reais will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.

Cash Flows

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2014

Cash and cash equivalents, beginning of period	$423,135	$334,194	$1,147,682
Net cash used in operating activities	(64,891)	(254,757)	(796,173)
Net cash provided by (used in) investing activities	37,232	1,027,821	(170,686)
Net cash used in financing activities	(25,202)	(778,231)	(84,499)
Effect of exchange rate changes on cash and cash equivalents	560	(9,152)	(40,923)
Change in cash and cash equivalents related to discontinued operations	22,662	103,260	306,292
Cash and cash equivalents, end of period	$393,496	$423,135	$361,693
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $64.9 million and $254.8 million of cash in our operating activities during the three months ended September 30, 2015 and the six months ended June 30, 2015, respectively, primarily to fund operating losses. We used $796.2 million in our operating activities during the nine months ended September 30, 2014, primarily related to operating losses, the prepayment of certain costs associated with our roaming arrangement in Brazil and higher interest expense related to our senior notes that were extinguished in connection with our emergence from Chapter 11.

Our investing activities provided us with $37.2 million of cash during the three months ended September 30, 2015, primarily due to the sale of Nextel Argentina for which we received net cash proceeds of $140.9 million (excluding $18.1 million of U.S. treasury bills received as part of the proceeds), partially offset by $60.1 million of capital expenditures. Our investing activities provided us with $1,027.8 million of cash during the six months ended June 30, 2015, primarily due to the sale of Nextel Mexico for which we received net proceeds of $1.448 billion, including $187.5 million in cash deposited in escrow. The net proceeds from the sale of Nextel Mexico were partially offset by $88.5 million of capital expenditures and $20.0 million in deposits to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil. We used $170.7 million of cash in our investing activities during the nine months ended September 30, 2014, primarily due to $271.2 million in cash capital expenditures and a $131.0 million deposit to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil, partially offset by $517.6 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.

We used $25.2 million of cash in our financing activities during the three months ended September 30, 2015, largely due to a principal repayment under Nextel Brazil's equipment financing facility. We used $778.2 million of cash in our financing activities during the six months ended June 30, 2015, largely due to $745.2 million of cash distributions paid in settlement of certain claims in connection with our emergence from Chapter 11. We used $84.5 million of cash in our financing activities during the first nine months of 2014, largely due to $89.1 million in repayments of capital leases, primarily in connection with the sale of our corporate jet, and other borrowings, partially offset by $14.6 million in borrowings under our equipment financing facilities and other borrowings.

Future Capital Needs and Resources

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including competitive pressure across all of our markets, the overall depreciation of the value of local currencies relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA network and more recently, significant deterioration in economic conditions in Brazil. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of both of our networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
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
On April 30, 2015, we completed the sale of our operations in Mexico to an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of Nextel Mexico for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. We also used a portion of the net proceeds from the sale of Nextel Mexico to repay all outstanding principal and interest under a debtor-in-possession loan agreement we entered into during our Chapter 11 proceedings and to fund distributions to specified creditors pursuant to our Plan of Reorganization.
On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allows Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. The remaining cash consideration was received in October 2015.
We will use the proceeds received from the sale of Nextel Argentina, as well as the remaining net proceeds from the sale of Nextel Mexico, to fund our operations in Brazil.
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating activities, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets.
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
Due to the impact of our recent and projected results of operations and other factors, we expect our access to the capital markets in the near term may be limited. See "— Future Outlook and Liquidity Plans" for more information.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing network and the planned deployment of LTE in other commercial areas in Brazil;

•	payments in connection with spectrum purchases, including ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

During the three months ended September 30, 2015, there were no material changes to our total contractual obligations as described in our quarterly report on Form 10-Q for the three months ended June 30, 2015.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $48.4 million for the third quarter of 2015, $69.2 million for the six months ended June 30, 2015 and $150.5 million for the nine months ended September 30, 2014. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect these efforts to conserve our cash resources to continue, although we anticipate some increase in capital expenditures relating to investments in our network in Brazil over the remainder of the year.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our WCDMA network in Brazil and deploy our planned LTE upgrades;

•	the extent to which we expand the coverage of our network in new or existing market areas;

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
Maintenance Covenants Under Financing Agreements. As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenant included in each of Nextel Brazil's outstanding local bank loans. As a result, we classified these bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. As of September 30, 2015, we had $230.0 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 6 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant included in the local bank loan agreements that will apply semiannually beginning on June 30, 2016. Based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2015.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. As of September 30, 2015, we had $342.5 million in principal amount outstanding under Nextel Brazil's equipment financing facility. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of September 30, 2015.
Future Outlook and Liquidity Plans.  In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook. Our current sources of funding are our cash and investments on hand; the ultimate amount recovered from cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil; and funds generated from our operations. Assuming the availability of these funding sources, and if we are successful in making the necessary changes to our business that are factored into our revised business plan, we expect to have sufficient liquidity to continue to fund our business for the next two years.
If we do not meet the results in our revised business plan, or if anticipated funding sources are not available to us, including the release of cash held in escrow, it is likely that we would need to obtain additional funding in the next twelve to eighteen months. We believe that the uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, may make it challenging for us to obtain additional funding. In addition, the cost of any additional funding that we may require, if available, could be both significant and higher than the cost of our existing financing arrangements. Our inability to obtain suitable financing if and when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity.
In making the assessment of our funding needs and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	restricted cash currently held in escrow to secure our indemnification obligations in connection with the transactions involving Nextel Argentina, Nextel Mexico and Nextel Peru;

•	the future return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil;

•	cash proceeds from sales of assets, including the potential sale of additional transmitter and receiver sites in Brazil;

•	expected cash flows from our operation in Brazil;

•	the cost of purchasing spectrum, the financing available to fund such purchases, and timing of spectrum payments, including ongoing fees for spectrum use;

•
the anticipated level of capital expenditures required to meet both minimum build-out requirements and our planned deployment of the WCDMA network in Brazil, as well as our planned deployment of LTE in other commercial areas in Brazil;

•	our scheduled debt service obligations;

•	our other contractual obligations; and

•	cash income and other taxes.
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	based on the continued development of our business plans and strategy;

•
if we decide to expand into new markets or expand our geographic coverage or network capacity in our existing markets beyond our current plans, as a result of the construction of additional portions of our network or the acquisition of competitors or others;

•	if currency values in Brazil depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in Brazil do not improve;

•	if competitive practices in the mobile wireless telecommunications industry in Brazil changes materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended September 30, 2015 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the proceeds from the sales of Nextel Mexico and Nextel Peru held in escrow and proceeds derived from other asset sales;

•
general economic conditions in the U.S. or in Latin America, including specifically in Brazil and in the market segments that we are targeting for our services, including the impact of uncertainties in global economic conditions;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory scheme there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•	market acceptance of our new service offerings;

•	our ability to successfully manage and support our legacy iDEN network in Brazil;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in Part II, Item 1A. "Risk Factors," in this quarterly report on Form 10-Q and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2015, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our quarterly report on Form 10-Q for the three months ended June 30, 2015.

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
As of September 30, 2015, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in Brazil, including our chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting in our Brazil segment. The material weakness we identified, which is more fully described in “Item 9A. Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2014, relates to an aggregation of control deficiencies in Brazil resulting from Nextel Brazil's failure to establish an effective control environment and monitoring activities, including an organization structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities are aligned with our financial reporting objectives. Our remediation efforts related to this material weakness are ongoing, and our current efforts are focused on hiring and developing personnel within Nextel Brazil's accounting department and enhancing monitoring activities.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The sales of Nextel Mexico and Nextel Argentina were completed on April 30, 2015 and September 11, 2015, respectively. We have evaluated the level of precision at which controls in our remaining segment must operate in order to prevent or detect a material misstatement in light of the decrease in the size of our operations.

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

There have been no material changes in our risk factors from those disclosed in our quarterly report on Form 10-Q for the three months ended June 30, 2015.

Item 2.	Issuer Purchases of Equity Securities

We are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. We did not repurchase any shares of our common stock during the three months ended September 30, 2015.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
10.1
Binding Offer #2015/075/NXT and Call Option delivered by Grupo Clarin S.A. to NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., including acceptances from NII Mercosur Telecom, S.L.U., NII Mercosur Moviles, S.L.U. and NII Holdings, Inc., dated September 11, 2015.

10.2	Promissory Note issued by NII Mercosur Telecom, S.L.U.
10.3	Promissory Note issued by NII Mercosur Telecom, S.L.U.
10.4	Form of Restricted Stock Award Agreement (Directors).
10.5	Separation and Release Agreement between NII Holdings, Inc. and Gokul Hemmady, dated August 20, 2015.
10.6	Second Separation and Release Agreement between NII Holdings, Inc. and Gokul Hemmady, dated August 20, 2015.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: November 5, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
10.1
Binding Offer #2015/075/NXT and Call Option delivered by Grupo Clarin S.A. to NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., including acceptances from NII Mercosur Telecom, S.L.U., NII Mercosur Moviles, S.L.U. and NII Holdings, Inc., dated September 11, 2015.

10.2	Promissory Note issued by NII Mercosur Telecom, S.L.U.
10.3	Promissory Note issued by NII Mercosur Telecom, S.L.U.
10.4	Form of Restricted Stock Award Agreement (Directors).
10.5	Separation and Release Agreement between NII Holdings, Inc. and Gokul Hemmady, dated August 20, 2015.
10.6	Second Separation and Release Agreement between NII Holdings, Inc. and Gokul Hemmady, dated August 20, 2015.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.