Form 10-K
period 2015-12-31
NII HOLDINGS INC
filed 2016-03-03
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37488
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: N/A
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 29, 2016
Common Stock, $0.001 par value per share	100,911,009

NII HOLDINGS, INC.

PART I

Item 1.	Business

Corporate History

Overview. We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 1875 Explorer Street, Suite 800, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Nextel Brazil's operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and various other cities.
Except as otherwise indicated, all amounts are expressed in United States, or U.S., dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S.
Emergence from Chapter 11 Proceedings. On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Nextel Brazil and our previous other operating subsidiaries in Latin America were not Debtors in these Chapter 11 cases.

As described in more detail in Note 2 to our consolidated financial statements, on June 19, 2015, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings.
In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the "Successor Company" relate to NII Holdings on or subsequent to June 30, 2015. References to the "Predecessor Company" relate to NII Holdings prior to June 30, 2015. For purposes of comparison to the year ended December 31, 2014, we combined the results of operations for the six months ended December 31, 2015 with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the six months ended December 31, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reasons, our results of operations for the combined twelve-month period ended December 31, 2015 are not fully comparable to our results of operations for the year ended December 31, 2014.

Divestitures and Organizational Changes
Sales of Nextel Mexico and Nextel Argentina. On April 30, 2015, we completed the sale of our operations in Mexico to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of Nextel Mexico for a purchase price of approximately $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion, after deducting Nextel Mexico's outstanding indebtedness net of cash and applying other specified purchase price adjustments. We used a portion of the net proceeds to repay all outstanding principal and interest under a debtor-in-possession loan agreement we entered into prior to our emergence from Chapter 11 and to fund distributions to specified creditors pursuant to the Plan of Reorganization.
On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. The remaining cash consideration was received in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliate immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds.
We plan to use the net proceeds received from the sales of Nextel Mexico and Nextel Argentina to provide additional liquidity to support our operations in Brazil. In connection with these transactions, we have presented the results of Nextel Mexico and Nextel Argentina for all periods as discontinued operations in this annual report on Form 10-K.
Changes at Corporate Headquarters. Following the sales of our operations in Mexico and Argentina, we now operate only in Brazil. As a result, we are taking steps to further streamline the expenses incurred at our corporate headquarters by shifting costs and associated responsibilities to Nextel Brazil. We implemented workforce reductions at our corporate headquarters in the fourth quarter of 2015 in connection with this effort.

Nextel Brazil Business Overview
We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where we believe there is a concentration of Brazil’s business users and economic activity, including primarily Rio de Janeiro and São Paulo.
In the second half of 2013, Nextel Brazil commercially launched services on its wideband code division multiple access, or WCDMA, network in São Paulo, Rio de Janeiro and surrounding areas and extended those services to other areas in Brazil by expanding the coverage of its network and utilizing roaming services and network sharing arrangements pursuant to agreements that it reached with another network operator in Brazil. Nextel Brazil currently offers services supported by its WCDMA network in approximately 260 cities in Brazil. Our WCDMA network enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our legacy integrated digital enhanced network, or iDEN.
Prior to the deployment of our WCDMA network, our services were primarily targeted to meet the needs of business customers. With the deployment of our WCDMA network in Brazil, our target market has shifted to individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network.
We also offer long-term evolution, or LTE, services in Rio de Janeiro and continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
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
As of December 31, 2015, Nextel Brazil had about 4.342 million total subscriber units in commercial service, which we estimate to be about 2% of the total mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.

Operating Strategy
Our goal is to generate higher revenues and increase our subscriber base by providing differentiated wireless communications services that are valued by our existing and potential customers, while managing our capital and operating expenditures in the near-term and improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•	aligning our costs with our current business through continuous evaluation and streamlining of all capital and operating expenditures;

•	focusing on higher value customer segments that generate higher average revenue per user, or ARPU, and lower customer turnover rates;

•	utilizing the most profitable sales channels;

•	offering a superior customer experience, including a reliable and high quality wireless network; and

•	building on the strength of the unique positioning of the Nextel brand.
To transition to a more consumer oriented business model and position our company to compete effectively, we have, among other things:

•	realigned our distribution channels to make our services more widely accessible to a broader range of customers;

•
refreshed and tailored our marketing approach to attract a broader set of customers, especially consumers, to make them aware of our new services and capabilities, our broader range of available handsets and devices, and the quality and performance of our networks;

•
worked with device suppliers to obtain new handset models and features supported by our WCDMA networks, including devices and smartphones from suppliers like Samsung, LG, Sony, Alcatel, Huawei, Motorola Mobility and Apple;

•	launched commercial campaigns offering handsets at a lower cost and offering service plans with prices and terms that are simple and attractive;

•
implemented customer retention programs that are focused on our high value customers that better fit our customers' needs and/or provide them with new handsets or other devices at reduced prices in exchange for their commitment to extend the term of their service contracts; and

•	developed and launched a high performance push-to-talk service, which we refer to as Prip, which operates on a wide range of standard smartphones on our WCDMA network.
To support our business plan, we have made significant capital and other investments as we deployed our WCDMA network and LTE upgrade. These investments have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the fixed costs associated with our network while building the subscriber base it serves. However, we believe that our investments have enhanced, and will continue to enhance, the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our business.
As further described below, the current economic and competitive environments in Brazil are having a significant effect on the wireless telecommunications industry and impacting our financial results. While our subscriber base remained relatively unchanged during 2015, our consolidated operating revenues declined by 34% from 2014 to the combined period ended December 31, 2015 due to an 8% decline in Nextel Brazil's local currency ARPU, as well as a 42% decline in the Brazilian real compared to the U.S. dollar over the same period. While we were able to reduce our operating expenses by 36% during the combined period ended December 31, 2015, we still generated an operating loss for the period. We expect the current economic conditions in Brazil will continue to impact our results of operations for the foreseeable future. As a result, we have taken and continue to take actions to address pressure on our operating revenue and to reduce costs in our business in order to protect our existing cash resources.
Economic Environment
During 2015, the Brazilian economy contracted as domestic demand decreased due to a combination of high inflation, high interest rates, growing unemployment, tighter credit conditions, a decline in business investments and political issues. According to reports issued by the International Monetary Fund, or the IMF, it is estimated that Brazil's gross domestic product, or GDP, fell about 3.7% in 2015 compared to the end of 2014, and most economic forecasts for 2016 currently project continued economic contraction. The unemployment rate in Brazil was almost 7% at the end of 2015 and is expected to reach 9% in 2016. Real wages in Brazil have been falling since March 2015 and are expected to continue to fall. The foreign currency exchange rate in Brazil declined 42% relative to the U.S. dollar from 2014 to 2015. These economic conditions are affecting the wireless telecommunications industry in Brazil, leading to lower customer credit and pressure on customer demand, pricing and customer turnover.
Competitive Environment
We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price; the types of services offered; variety, features and pricing of handsets; speed of data access; and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. During the second half of 2015, our competitors in Brazil began introducing even more aggressive pricing plans that provided more services for lower rates than some of the plans we offer, which together with the impact of deteriorating economic conditions, reduced the number of new subscribers we added to our network in the fourth quarter of 2015. This increased competition may continue to affect our ability to attract and retain subscribers in the future.
We compete with large, well-capitalized competitors in Brazil that have substantial financial and other resources. Nextel Brazil's largest competitors are Vivo, which is owned by Spain's Telefonica and has the largest market share in the São Paulo metropolitan area and Rio de Janeiro; Claro, which is controlled by Mexico's America Movil; Telecom Italia Mobile, or TIM, a subsidiary of Italy's Telecom Italia; and TNL PCS S.A., a subsidiary of Telemar Norte Leste, Brazil's largest wireline incumbent, that offers its services under the brand name "Oi."
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
In recent years, our largest competitors have increasingly focused their marketing efforts on attracting postpaid subscribers within our target segments by, among other things, enhancing their network quality and their customer care functions, which may minimize the value of our network quality and speed (for our WCDMA network) and the quality of our customer service as points of differentiation. In addition, as we have pursued our plans to extend our target market to include more high-value consumers, we are increasingly competing more directly for subscribers that are also targeted by our largest competitors.
We compete with other communications service providers based primarily on our simple and attractive pricing plans, high quality customer experience and differentiated wireless service offerings. We are continuing to pursue our target market with an expanded message that focuses on our transition to a full service wireless operator capable of providing high quality and high speed data services supported by our WCDMA network. Since our legacy iDEN network does not support high speed data applications, we are experiencing higher levels of migrations to lower price rate plans both within our iDEN network and from our iDEN network to our WCDMA network.
We believe that the users who primarily make up our targeted subscriber base are likely to base their purchase decisions on network quality and quality of customer support, as well as on the availability of differentiated features and services that make it easier for them to communicate quickly, efficiently and economically. However, because pricing is one of a number of important factors in potential customers' purchasing decisions, and in light of the economic conditions discussed above, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
In response to recent trends in Brazil's competitive environment, as well as the current economic climate, we are taking the following actions:

•	increasing our focus on high value customer segments in order to generate higher levels of ARPU;

•	implementing various cost reduction strategies in order to lower cash costs per user and improve overall profitability;

•	implementing workforce reductions to further reduce operational costs;

•	eliminating certain distribution channels;

•	reviewing commission and subsidy strategies;

•	eliminating non-critical capital expenditures;

•	further utilizing sales strategies that incentivize subscribers to use their existing handsets when purchasing our services to keep subscriber acquisition costs at manageable levels;

•	increasing credit filters to reduce or eliminate collection and bad debt issues;

•	harvesting the profitability of our legacy iDEN network; and

•	pursuing initiatives to maintain and enhance our existing liquidity.

Our Networks and Wireless Technologies
We currently offer services supported by a network that utilizes WCDMA technology. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 megahertz, or MHz, of spectrum in the 1.9/2.1 gigahertz, or GHz, spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazlian population for $714.4 million based on foreign currency exchange rates at the time. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the north and northeast regions of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil is utilizing this 1.9/2.1 GHz spectrum to support its WCDMA network and is utilizing the 1.8 GHz spectrum to support the deployment of the LTE-based network in Rio de Janeiro. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30MHz of spectrum in the 1.8 GHz band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time.
As we continue to transition from our legacy iDEN network to our WCDMA network, we will evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. Our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, including LTE-based technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment.
We also continue to offer services supported by our network that utilizes the legacy iDEN technology developed and designed by Motorola. The iDEN technology is a digital technology that is able to operate on non-contiguous spectrum frequencies, was previously usable only for two-way radio calls and is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. The iDEN technology is also based on an earlier technology platform that is not capable of transmitting the volume of data at speeds that are supported by current technologies like WCDMA. In addition, the more limited worldwide deployment of the iDEN technology makes services offered on the iDEN network less attractive to subscribers who travel internationally because most of the iDEN handsets that we offer are currently designed to roam only on iDEN wireless networks.
Motorola Solutions supplies a significant portion of our iDEN network equipment, and Motorola Mobility supplies a significant portion of our iDEN handsets. The significant reduction in demand for iDEN network equipment and handsets worldwide may affect Motorola Solutions' and Motorola Mobility's ability or willingness to continue to provide support for our iDEN network.
Sales and Distribution
Our target customers include consumer market segments that value our attractive pricing plans, high quality network and our superior level of customer service, as well as the small, medium and large business markets that value our differentiated wireless communications, including our push-to-talk services. We use a variety of distribution channels to reach our target customers, including direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels such as online purchasing. Nextel Brazil is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local subscriber preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining subscribers in our targeted segments.
We employ sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on customers that value our industry expertise and differentiated services, as well as our ability to develop tailored custom communications capabilities that meet the specific needs of these customers. We also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers that solicit customers for our service and are generally paid through commissions. These dealers participate with Nextel Brazil's direct sales force in varying degrees in pursuing each of our targeted customer groups.
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. With the expansion of services on our WCDMA network, we have realigned these sales channels and locations and have also expanded our marketing through regional and national retailers with store kiosks and handset and prepaid card distribution offers. We also utilize our website as a marketing tool that allows subscribers to compare our various rate plans and research our suite of products and services, including handsets, accessories and special promotions, and we also use online purchases as an additional sales channel to allow subscribers to purchase our services directly.
Marketing
We are a full service provider of wireless services, offering our customers packages of services and features that combine multiple communications services in one handset, including voice and data services and our differentiated push-to-talk services. Since 2002, we have offered services under the Nextel brand under a trademark license agreement with Nextel Communications, Inc. In 2011, we launched a new brand identity, which we believe enhanced the recognition of our brand and unified our brand identity. As a result of our efforts, the Nextel brand is recognized in Brazil as standing for both quality of service and the differentiated services and customer support we provide. More recently, with the launch of services supported by our WCDMA network, our marketing strategy has focused on the availability of the broader range of services and features that appeal to a wider range of consumers. This positioning of our brand continues to focus on customers who are attracted to our differentiated services and our reputation for providing a high quality customer experience.

Regulation of SMR and PCS Operations
In Brazil, the wireless communications regulations are based on a concept called calling party pays, which requires the mobile carrier of the subscriber initiating a call to pay the mobile carrier of the party receiving the call when mobile calls occur between subscribers of different carriers. These calling party pays charges are based on rates that we refer to as mobile termination rates. In 2012, ANATEL, Brazil's telecommunications regulatory agency, approved regulations to implement a transition to a cost-based model for determining mobile termination rates. Under the current regulations, the mobile termination rates are being gradually reduced over a transition period ending in 2019, when cost-based rates will take effect. The transition rules also provide for a partial "bill and keep" settlement process that applies to the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors (who are considered to hold significant market power under the Brazilian regulations), which further reduces mobile termination charges for smaller operators. The lower costs resulting from this partial bill and keep settlement process, which is similar to the settlement process that has historically applied to termination charges relating to Nextel Brazil’s iDEN services, decline as mobile termination rates are reduced during the transition period, with the bill and keep settlement process terminating when cost-based rates are implemented.
Under the rules adopted by ANATEL relating to interconnection charges, Nextel Brazil has negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the payments between carriers as a result of the calling party pays charges. Because Nextel Brazil's subscriber base is smaller than those of its competitors and its subscribers tend to make a higher number of calls terminating on other carriers' networks, these higher mobile termination rates result in substantial charges relating to the "off-net" termination of calls by our subscribers. To partially address this issue, ANATEL implemented the partial bill and keep settlement process described above. Since the adoption of this process, Nextel Brazil has recognized significant cost savings when terminating calls originated on its networks. In the past, these cost savings enabled Nextel Brazil to develop and offer attractive pricing plans that reduced or eliminated the significant differentiation in the cost of on-net and off-net calls that are common in Brazil due to the historically high mobile termination rates there, providing opportunities for Nextel Brazil to offer unique service plans. In connection with ANATEL’s transition plan, Nextel Brazil’s benefits under these partial bill and keep rules has declined, and recently, some of Nextel Brazil’s competitors have launched pricing plans with the same rates for on-net and off-net calls. In addition, in December 2015, two of Nextel Brazil’s competitors filed a lawsuit against ANATEL challenging the bill and keep rules.

Foreign Currency Controls, Dividends and Tax Regulation
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
Employees
As of December 31, 2015, we had 2,875 employees, of which 2,833 were employees of Nextel Brazil. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers most of its employees and expires on August 31, 2016. NII Holdings is not a party to any collective bargaining agreement. We believe that the relationship between us and our employees, and between Nextel Brazil and its employees, is good.
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

Risks Relating to Our Business and Results

1.
Our recent results of operations make it unlikely that we will satisfy the applicable financial covenant included in some of our existing debt obligations, which creates uncertainty regarding our ability to continue as a going concern.

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including significant deterioration in economic conditions in Brazil, increased competitive pressure, the overall depreciation of the value of the Brazilian real relative to the U.S. dollar and the impact of previous delays in the deployment and launch of services on our WCDMA network in Brazil. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of both of our networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price; the types of services offered; variety, features and pricing of handsets; speed of data access; and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. During the second half of 2015, our competitors in Brazil began introducing even more aggressive pricing plans that provided more services for lower rates than some of the plans we offer, which together with the impact of deteriorating economic conditions, reduced the number of new subscribers we added to our network in the fourth quarter of 2015. This increased competition may continue to affect our ability to attract and retain subscribers in the future.
We have an obligation to meet a net debt financial covenant in Nextel Brazil's local bank loans that will apply semiannually beginning on June 30, 2016. We have made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook, but based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. See Note 7 to our consolidated financial statements for more information.

2.	Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt about our ability to continue as a going concern.

Because it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loans and because of the cross-default provisions included in Nextel Brazil's equipment financing facility, our independent registered public accounting firm has included a statement with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. See "1. Our recent results of operations make it unlikely that we will be able to satisfy the applicable financial covenant included in some of our existing debt obligations, which creates uncertainty regarding our ability to continue as a going concern." However, our financial statements have been prepared assuming we will continue to operate as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The reaction of investors and others to the inclusion of a going concern statement by our auditors, our results of operations and questions regarding our potential inability to continue as a going concern may cause others to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and may materially adversely affect our share price and our ability to continue to execute our business plans, raise new capital and/or make our scheduled debt payments on a timely basis or at all.

3.
Because our free cash flow was negative, and is expected to continue to be negative, we will likely need to meet our obligations and fund our working capital with cash on hand and through the recovery of amounts held in escrow and used to secure performance bonds.

Our free cash flow was negative in 2015, and based on our current plans, we expect our free cash flow to remain negative through at least 2016. Our current plans are based on a number of key assumptions relating to, among other things, our ability to manage our capital and operating expenses and to attract and retain customers. If any of our assumptions are not borne out or are otherwise not correct, our free cash flow could continue to be negative for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive free cash flow in the future.
Our current sources of funding are our cash and investments on hand; the ultimate amount recovered from cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil; and funds generated from our operations. As of December 31, 2015, assuming the availability of these funding sources, and if we are successful in making the necessary changes to our business that are factored into our revised business plan, we expect to have sufficient liquidity to continue to fund our business for about two years.
If we do not meet the results in our revised business plan, or if anticipated funding sources are not available to us, including the release of cash held in escrow, it is likely that we would need to obtain additional funding in the next twelve to eighteen months or sooner. We believe that the uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, may make it challenging for us to obtain additional funding. In addition, the cost of any additional funding that we may require, if available, could be both significant and higher than the cost of our existing financing arrangements. Our inability to obtain suitable financing if and when it is required for these or other reasons could, among other things, have a material adverse impact on our results of operations and liquidity.

4.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

Our business involves selling wireless communications services to subscribers, and as a result, our economic success is based on our ability to attract new subscribers and retain current subscribers. Our success will depend on Nextel Brazil's ability to compete effectively with other telecommunications services providers, including other wireless telecommunications companies, internet and cable service providers and providers of fixed wireline services, in Brazil. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry in Brazil, including the availability of new services, features and technologies; changes in consumer preferences, demographic trends and economic conditions; our ability to fund our operations; and our competitors' pricing strategies.

a.
The wireless industry in Brazil is highly competitive, making it difficult for us to attract and retain customers. If we are unable to attract and retain customers, our financial performance will be impaired.

Competition among telecommunications service providers in Brazil is intense as multiple carriers seek to attract and retain customers. Some of the factors contributing to this competitive environment include the current economic environment in Brazil; a higher relative penetration of wireless services compared to historic levels, which drives more aggressive competition as competitors seek to attract and retain customers that support the growth of their businesses in a more saturated market; the development and availability of new products and services, including services supported by new technologies; and the entry of new competitors. We also expect the current trend of alliances, cost-sharing arrangements and consolidation in the wireless and communications industries to continue as companies respond to the need for cost reduction and additional spectrum. This trend may result in the creation of larger and more efficient competitors with greater financial, technical, promotional and other resources to compete with our businesses. In addition, as we continue to pursue our plans to expand our marketing and sales focus on consumers, we will be increasingly seeking to attract customers in segments that have historically been predominantly served by our competitors, many of which are larger companies with more extensive networks, financial resources and benefits of scale that allow them to spend more money on marketing and advertising than us and to exploit scale advantages that allow them to offer products and services at a lower cost.

In order to obtain a competitive advantage, our competitors have, among other things:

•provided discounted or free airtime or other services;

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

In addition, number portability requirements, which enable customers to switch wireless providers without changing their wireless numbers, have been implemented in Brazil, making it easier for wireless providers to effectively target and attract their competitors' customers.

The increasingly competitive environment in Brazil and competitive strategies of our competitors, including recent price competition, will put pressure on the prices we can charge for our services and for handsets and other devices that we sell in connection with our service offerings. These developments and actions by our competitors could continue to negatively impact our ARPU, our operating results and our ability to attract and retain customers. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could continue to decline.

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

While we have deployed and are offering services on our WCDMA network in Brazil and are continuing to expand and supplement that network, including by offering services utilizing LTE technologies in Rio de Janeiro, those services have yet to achieve wide acceptance, and our competitors in Brazil have launched new or upgraded networks that use WCDMA and/or LTE technology and offer services that use high speed data transmission capabilities, including internet access and video telephony. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of services we offer, thereby making our services less competitive. In addition, we may not be able to accurately predict technological trends or the success of new services in the market. If our services fail to gain acceptance in the marketplace in the near term, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could continue to be adversely affected. In particular, our push-to-talk services on our WCDMA network may not meet the continually changing demands of our customers and may no longer serve to differentiate our services in the future.

In Brazil, our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. Although our spectrum holdings in Brazil are contiguous, they are not located in the same portion of the 800 MHz spectrum band that is currently being used to support LTE network deployments elsewhere in the world including in the United States. Accordingly, it may be necessary to seek regulatory changes and to reconfigure the spectrum band and our spectrum holdings for them to be used to efficiently support LTE technologies.

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

d.	Our coverage is not as extensive as those of other wireless service providers, which may limit our ability to attract and retain subscribers.

We have deployed and will continue to expand and enhance our WCDMA network in Brazil, but our current network there does not offer nationwide coverage nor does it provide the coverage available on some of our competitors' networks. We have entered into a roaming agreement relating to our WCDMA services in Brazil that allows our customers to use roaming services in a broader area in Brazil. In addition, we have roaming agreements supporting our WCDMA services outside of Brazil. We are not able to supplement our iDEN network coverage using roaming arrangements because the uniqueness of our iDEN technology limits our potential roaming partners for subscribers solely on iDEN networks.

The implementation of the roaming services that support our WCDMA services are subject to risks. There is no guarantee we will be able to effectively implement or maintain these agreements to provide roaming service in areas where we do not have network coverage or that the terms of those agreements will allow us to utilize roaming services to economically extend our coverage areas. Utilization of these roaming arrangements requires our customers to rely on networks that are owned and operated by third parties and, in the case of in-market roaming, by one of our competitors. We are unable to ensure the availability of services or data speeds on these networks, and in most cases, push-to-talk service, which historically has been one of our key differentiators, will not be available or will not have the same level of performance when our subscribers are roaming, which could negatively affect the service experience of our customers and ultimately make it more difficult to retain these subscribers.

We will not be able to utilize roaming arrangements to extend the coverage of our iDEN network and may not be able to economically extend the coverage of our WCDMA network using our existing or future roaming arrangements, making it difficult for us to provide geographic coverage for our services that is sufficient to attract and retain certain subscribers and compete effectively with competitors that operate mobile networks with more extensive service areas.

e.	We are dependent on our competitors for support services that are critical to our operations.

We rely on our competitors for certain support services that are critical to our operations. For example, the services that we provide on our WCDMA network require significantly greater data capacity than our iDEN network, and this higher capacity demand has made it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits is limited, and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. Similarly, we have entered into roaming arrangements with one of our competitors that allow us to expand the coverage of our WCDMA network in Brazil by allowing our subscribers to roam on that competitor's network in areas outside our coverage area. As a result, we are dependent on entities that are or are affiliated with our competitors to provide us with the data transport services needed to support our networks and services and roaming services that enhance our coverage area. Our ability to offer services and our results of operations could be adversely affected if those entities were to allocate limited transport or network capacity to other customers including their wireless affiliates or otherwise make it more difficult for us to obtain the necessary transport and roaming capacity to support our networks and services.

f.	If there is a substantial increase in our customer turnover rate, our business could be negatively affected.

In recent years, we have experienced higher customer turnover rates compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions and a more competitive sales environment in Brazil. In particular, there has recently been a significant increase in our customer turnover rate for subscribers to services on our iDEN network as customers increasingly prefer services that are supported by high speed data capabilities including services on smartphones.

In addition, we have broadened our target market to include customers that have typically demonstrated a willingness to change service providers more frequently and have increased our usage of post and prepaid hybrid payment terms as part of our service plans in order to attract more price sensitive customers, both of which had an adverse impact on our consolidated customer turnover rate. These and other changes in our marketing strategies and the types of customers we target have recently had a negative impact on our consolidated customer turnover rate and could continue to have that impact in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the average cost of acquiring a new subscriber is much higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience further increases in our customer turnover rate, or if the higher customer turnover rates we are currently experiencing do not decline, our results of operations could be adversely affected.

g.	If our networks do not perform in a manner that meets subscriber expectations, we will be unable to attract and retain customers.

Customer acceptance of the services we offer on our networks is and will continue to be affected by technology-based differences and by the operational performance and reliability of these networks. We may have difficulty attracting and retaining customers if: we are unable to satisfactorily address and resolve performance or other transmission quality issues as they arise; these issues limit our ability to deploy or expand our network capacity as currently planned; or these issues place us at a competitive disadvantage to other wireless providers.

h.
Customer concerns about our financial condition, ability to continue as a going concern and ability to implement our business plan, including our network development and deployment efforts, may have an additional adverse effect on our ability to attract and retain customers.

We believe that our customers may take our medium- to long-term operating and financial outlook, particularly to the extent that it is perceived to impact our network deployment and development, into account when deciding whether to continue or begin service with us. Recently, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors including competitive pressure in Brazil, the overall depreciation of the Brazilian real relative to the U.S. dollar, the impact of previous delays in the deployment and launch of services on our WCDMA network and significant deterioration in economic conditions in Brazil. If customers or potential customers who are aware of our recent results of operations, or of current and future adjustments to our business in response to those results, become concerned that we will be unable to continue to provide service to them at a quality level that meets their needs, customer deactivations could increase and new subscribers could decrease. We assume that customers will find our services attractive and that we will be able to increase our subscriber base. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will prove to be correct. Increases in customer deactivations and decreases in new subscribers would adversely affect our revenues and our ability to generate the cash needed to fund our business and meet our other obligations.

5.	We operate exclusively in Brazil, and our assets, subscribers and cash flows are concentrated in Brazil, which presents risks to our operating plans.

As a holding company with operations solely in Brazil, our growth and operating results are dependent on the strength and stability of the economic, political and regulatory environments in that country. Changes in the economic, political and regulatory environment or foreign currency exchange rates in Brazil will have a more significant impact on our operating results than has been the case historically when we held operations in multiple Latin American markets. As a result, our business and operations will be subject to a higher degree of risk and volatility due to the impact of the risks described below.

a.	A decline in the foreign exchange rate of the Brazilian real may adversely affect our growth and our operating results.

Historically, the value of the Brazilian real relative to the U.S. dollar has been volatile. Recent weakness in the economy in Brazil has led to increased volatility in the real compared to the U.S. dollar. Nearly all of our revenues are earned in Brazilian reais, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have had and can have a significant impact on our reported results that may not reflect the operating trends in our business. In addition, all of our outstanding debt is owed by Nextel Brazil, and 52% of our total debt outstanding is denominated in U.S. dollars. A decline in the value of the Brazilian real makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in Brazilian reais, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, a decline in the value of the Brazilian real relative to the U.S. dollar result in reductions in our reported revenues, as well as a reduction in the carrying value of our assets, including the value of cash investments held in Brazilian reais. Depreciation of the Brazilian real also results in increased costs to us for imported equipment. Historically, we have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. As a result, if the value of the Brazilian real continues to depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in Brazilian reais, to be adversely affected.

b.
We face economic and political risks operating in Brazil, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economy in Brazil, which is considered to be an emerging market and has historically been subject to volatile economic cycles. More recently, the economy in Brazil has experienced significant and rapid fluctuation in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates. These economic conditions are affecting the wireless telecommunications industry in Brazil, leading to lower customer credit and pressure on customer demand, pricing and customer turnover, and are negatively impacting our ability to attract and retain subscribers. During 2015, the Brazilian economy contracted as domestic demand decreased due to a combination of high inflation, high interest rates, growing unemployment, tighter credit conditions, a decline in business investments and political issues. It is estimated that Brazil's gross domestic product, or GDP, fell about 3.7% in 2015 compared to the end of 2014, and most economic forecasts for 2016 currently project continued economic contraction. The unemployment rate in Brazil was almost 7% at the end of 2015 and is expected to reach 9% in 2016. Real wages in Brazil have been falling since March 2015 and are expected to continue to fall. The foreign currency exchange rate in Brazil declined 42% relative to the U.S. dollar from 2014 to 2015. If the current economic conditions continue or worsen, the economic environment in Brazil may negatively impact our ability to meet our business plan.

In addition, in some instances, the economy in Brazil has also been negatively affected by other factors, including volatile political conditions. We are unable to predict the impact that local or national elections and the associated transfer of power from incumbent officials or political parties to newly elected officials or parties may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in Brazil may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economy there. Other risks associated with political instability could include the risk of expropriation or nationalization of our assets by the government. We expect political, economic and social conditions in Brazil to affect our business, including our access to capital markets to obtain funding needed for our business or to refinance our existing indebtedness.

c.
Our operating company is subject to local laws and government regulations, and we are subject to U.S. laws and regulations, which could limit our growth and strategic plans and negatively impact our financial results.

Our operations are subject to local laws and regulations in Brazil, which may differ substantially from those in the U.S., and we could become subject to penalties if we do not comply with those local laws and regulations. In addition, we are subject to U.S. laws and regulations, such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purpose of influencing official decisions or obtaining or retaining business. Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business and through contracts to provide wireless service to government entities, creating a risk that actions may occur that could violate the FCPA. Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. The penalties for violating the FCPA can be severe. Any violations of law, even if prohibited by our policies, could have a material adverse effect on our business.

In addition, in Brazil, government regulatory agencies regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems, as well as the granting, maintenance and renewal of licenses to use spectrum and radio frequencies. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations by increasing our costs, reducing our revenues or making it more difficult for us to compete. Our business may be negatively impacted if changes are implemented that:

•	affect the terms of interconnection arrangements that allow our subscribers to complete calls to our competitors’ subscribers, including the charges imposed for the completion of those calls;

•	establish restrictions that limit or otherwise affect the deployment of transmitter and receiver sites needed to support the coverage and capacity of our networks;

•	establish minimum network construction, coverage or quality of service obligations that can result in increased capital investments or require other changes to our business;

•	establish prices Nextel Brazil is required to charge for its services or impose other terms of service that can affect our revenues or costs; or

•	impose foreign ownership limitations on telecommunications providers that may affect our ability to own and operate our business.
Recently, there has also been an increased focus on service and quality standards in Brazil as the local government monitors telecommunications providers' voice quality, customer complaints, call failure rates, capacity to handle call traffic levels in peak calling periods and failed interconnection of calls, which could potentially increase our operating costs and affect rates charged to subscribers. In addition, regulations in Brazil permit third parties, including our competitors, to challenge our actions or decisions of the regulators that potentially benefit us, such as decisions regarding the allocation and licensing of spectrum. If our competitors are successful in pursuing claims such as these, or if the regulators in Brazil take actions against us in response to actions initiated by our competitors, our ability to grow our business and improve our results of operations could be adversely affected.

Finally, rules and regulations affecting placement and construction of our transmitter and receiver sites affect our ability to deploy and operate our networks, and therefore impact our business strategies. In some instances, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, which can significantly impede the planned expansion of our service coverage area or require us to remove or modify existing towers, which can result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. Compliance with such laws, rules and regulations could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our WCDMA network in Brazil and the coverage requirements associated with the spectrum licenses being utilized in Brazil, require substantially more transmitter and receiver sites to meet the minimum coverage requirements of those licenses and to provide coverage to the areas needed to provide competitive services. In addition, our licenses in Brazil require us to build our networks within prescribed time periods, and failure to meet the requirements may result in enforcement of performance bonds related to the licenses, forfeiture of the channels and revocation of licenses. Rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in fines or, in some instances, the loss of spectrum licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.

d.	We pay significant import duties on our network equipment and handsets, and any increases could impact our financial results.

Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets and other devices from locations outside Brazil. Network equipment and handsets may be subject to significant import duties and other taxes. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results will be negatively impacted.

e.	We are subject to taxes, which may reduce the revenues of our operating subsidiary in Brazil, reduce the amounts we receive from Nextel Brazil or may increase our tax costs.

The government in Brazil, including the local municipalities, has increasingly turned to new taxes, as well as aggressive interpretations of current tax law, as a method of increasing revenue. For example, Nextel Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax, and is subject to various types of non-income related taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the economic downturn that has occurred in the last several years has led to proposals and new laws that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers or our ability to do so may be limited by competitive conditions. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.

Distributions of earnings and other payments, including interest, received from Nextel Brazil may be subject to withholding taxes imposed by Brazil. Any of these taxes will reduce the amount of after-tax cash we can receive from our operations.

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

A number of the agreements that we and our subsidiaries enter into with third parties are governed by the laws of, and are subject to dispute resolution in the courts of or through arbitration proceedings in, the countries or regions in which the operations are located. We cannot accurately predict whether these forums will provide effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the U.S. is also uncertain.

6.	The costs we incur to connect our networks with those of other carriers are subject to local laws and may increase, which could adversely impact our financial results.

Nextel Brazil must connect its telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local, long distance and data transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to varying degrees of local regulation, and often require us to negotiate agreements with the other carriers, most of which are our competitors, in order to provide our services. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations and the negotiations with the other carriers. Changes in our customers’ calling patterns that result in more of our customers’ calls terminating on our competitors’ networks and changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

7.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timeliness of our financial reporting.

As described in "Part II, Item 9A. Controls and Procedures" included in this annual report on Form 10-K, we disclosed a material weakness in internal control over financial reporting related to certain deficiencies in Nextel Brazil's control environment and risk assessment process. The material weakness was initially disclosed during the quarter ended September 30, 2014. Nextel Brazil did not establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities were aligned with financial reporting objectives. Subsequently, significant turnover disrupted staffing throughout the organization, particularly within the accounting function, and management had difficulty attracting and retaining employees technically qualified to comply with U.S. GAAP reporting requirements. Management has taken numerous actions since then to improve the control environment, including implementing a new organizational structure and hiring additional accounting professionals. We continue to monitor the maturity of Nextel Brazil’s newly implemented organizational structure and resources.

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

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If Nextel Brazil fails to comply with the terms of its licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, they could be fined or their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we use to support our WCDMA network in Brazil, which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion to grant or renew licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. In addition, regulations in Brazil permit third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in Brazil take actions modifying or revoking our licenses in response to these claims, our ability to grow our business and improve our results of operations could be materially adversely affected.

10.	If we are not able to manage our future growth, our operating results will suffer.

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

In particular, the deployment and expansion of the coverage and capacity of our WCDMA network and the deployment of LTE technology in Brazil has required us to deploy new transmitter and receiver sites in order to meet the expanded coverage and capacity requirements for those networks resulting from differences in our commercial strategies, differences in the propagation characteristics of the spectrum bands being used to support our network in Brazil and the coverage requirements associated with the spectrum licenses being utilized to support our services. In some areas that we serve, individuals and governments are opposing new tower construction and supporting laws restricting the construction of towers and other transmitter and receiver sites. Compliance with such laws could increase the time and costs associated with our planned network deployments. The effort required to locate and build a significant number of additional transmitter sites to support our services in coming years will be substantial, and our failure to meet this demand could adversely affect our business.

In addition, as we launch a broader array of services on our network in Brazil, we must develop, test and deploy new supporting technologies, software applications and systems intended to enhance our competitiveness both by supporting existing and new services and features, and by reducing the costs associated with providing those services. Successful deployment and implementation of new services and technology depend, in part, on the willingness and ability of third parties to develop new handsets and applications that are attractive to our customers and that are available in a timely manner. We may not be able to successfully expand our new network in Brazil as needed or complete the development and deployment of competitive services. Failure to successfully expand our network coverage and capacity and the services we offer could also be expected to result in subscriber dissatisfaction that could affect our ability to retain subscribers and could have an adverse effect on our results of operations and growth prospects. If this occurs, we may be unable to recover the substantial investment we have made in our new networks and the related costs we have incurred and will continue to incur to offer these new services.

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

c.	Costs, regulatory requirements and other problems we encounter as we continue to deploy our new networks could adversely affect our operations.

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

Risks Relating to Our Common Stock

13.	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of other stockholders.

Funds associated with Capital World Investors and entities managed by Aurelius Capital Management, LP currently own approximately 33.5% and 13.5%, respectively, of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

14.	The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•	concentration of our business operations in Brazil;

•	low trading volumes for our common stock and the inability to sustain an active trading marketing for our common stock;

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	industry cycles and trends;

•	mergers and strategic alliances in the telecommunications industry;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•	future sales of our common stock by our stockholders, including in particular, those stockholders whose shares were included in our Registration Statement on Form S-1;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.

As a result of these factors, investors in our common stock may not be able to resell their stock at or above the price they paid or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

15.
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
Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 26,000 square feet of office space under a lease expiring in January 2020. In addition, Nextel Brazil leases office space in São Paulo. Nextel Brazil also leases transmitter and receiver sites for the transmission of radio service under various individual site leases. As of December 31, 2015, Nextel Brazil had 9,875 constructed sites at leased and owned locations, including those constructed for its networks. In addition, Nextel Brazil also had 469 indoor sites and 433 global system for mobile, or GSM, sites as of December 31, 2015.

Item 3.	Legal Proceedings
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
In connection with our Chapter 11 proceedings, all shares of our common stock that were outstanding prior to our emergence from Chapter 11 were canceled on June 26, 2015. On July 6, 2015, our new common stock was listed on the Nasdaq Global Select Market (NASDAQ) under the symbol “NIHD.” The following table sets forth on a per share basis the reported high and low sale prices for our common stock, as reported on the market at the time, since July 6, 2015.

	Price Range of Common Stock
	High	Low
2015
Third Quarter	$16.88	$6.21
Fourth Quarter	7.81	4.43

2.	Number of Stockholders of Record
As of February 29, 2016, there were approximately 130 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

We did not repurchase any of our equity securities during the fourth quarter of 2015.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from July 6, 2015 through December 31, 2015. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of OI S.A. and Telefônica Brasil S.A. The graph assumes an initial investment of $100 in our common stock as of July 6, 2015 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	7/6/2015	7/31/2015	8/31/2015	9/30/2015	10/31/2015	11/30/2015	12/31/2015
NII Holdings	$100.00	$84.72	$50.89	$38.57	$41.59	$40.94	$29.92
Nasdaq 100	$100.00	$103.95	$96.85	$94.73	$105.47	$106.11	$104.42
OI S.A.	$100.00	$79.65	$43.60	$39.53	$34.30	$26.74	$26.74
Telefônica Brasil S.A.	$100.00	$92.41	$79.29	$65.39	$74.28	$67.42	$65.22

Item 6.	Selected Financial Data

On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NIIT filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Nextel Brazil and our previous other operating subsidiaries in Latin America were not Debtors in these Chapter 11 cases.

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

In connection with our emergence from Chapter 11, we were required to apply the provisions of fresh start accounting to our financial statements. Because our results of operations during the period from June 26, 2015 to June 30, 2015 were not material, we applied fresh start accounting to our consolidated financial statements as of the close of business on June 30, 2015. As a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the six months ended December 31, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015.
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The selected consolidated financial data presented below includes the results of Nextel Brazil and our corporate headquarters. In connection with the sales of Nextel Argentina and Nextel Mexico, we have presented the results of these companies for all periods as discontinued operations in the tables below. For more information regarding material uncertainties in our business, see Note 1 and Note 9 to our consolidated financial statements.

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$529,434	$683,711	$1,848,954	$2,203,040	$2,898,461	$3,455,341
Impairment, restructuring and other charges	$32,308	$36,792	$105,664	$121,578	$29,889	$—
Foreign currency transaction losses, net	$(99,737)	$(63,948)	$(51,149)	$(92,456)	$(25,946)	$(56,301)
Net (loss) income from continuing operations	$(285,611)	$1,519,401	$(1,224,671)	$(1,200,425)	$(362,939)	$(265,551)
Net (loss) income from continuing operations per common share, basic	$(2.86)	$8.73	$(7.11)	$(6.98)	$(2.12)	$(1.56)
Net (loss) income from continuing operations per common share, diluted	$(2.86)	$8.71	$(7.11)	$(6.98)	$(2.12)	$(1.56)

	Successor Company	Predecessor Company
	December 31,	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$2,729,908	$5,374,034	$8,679,954	$9,223,078	$9,822,136
Long-term debt, including current portion	$665,067	$925,271	$5,298,412	$4,066,487	$4,194,719
Liabilities subject to compromise	$—	$4,593,493	$—	$—	$—

Impairment, Restructuring and Other Charges. During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $32.3 million and $36.8 million, respectively, in impairment, restructuring and other charges primarily related to the shutdown or abandonment of certain transmitter and receiver sites in Brazil, retail store closures related to the realignment of distribution channels and restructuring charges incurred in connection with the realignment of our organization and staffing structure. During 2014, we recognized $105.7 million in impairment, restructuring and other charges primarily related to the discontinuation of certain projects related to the next generation of our push-to-talk services, restructuring charges incurred in connection with the realignment of our organization and staffing structure, and other asset impairment charges related to store closures and the shutdown or abandonment of transmitter and receiver sites in Brazil. During 2013, we recognized $121.6 million in impairment, restructuring and other charges primarily related to the discontinuation of our use of software relating to customer relationship management, the restructuring of certain outsourcing agreements to manage our network infrastructure and restructuring charges incurred in connection with the realignment of our organization and staffing structure, including costs associated with staff reductions that occurred primarily at our corporate headquarters.
Foreign Currency Transaction Losses, Net.  Consolidated foreign currency transaction losses for each of the periods presented primarily relate to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's assets and liabilities. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
Net (Loss) Income From Continuing Operations. For the six months ended June 30, 2015, net income from continuing operations included $1,956.9 million in reorganization items, which represented a $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11 and a $261.8 million gain we recognized as a result of the implementation of fresh start accounting, partially offset by professional fees and other costs incurred in connection with our Chapter 11 filing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

This annual report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements regarding expectations, including forecasts regarding operating results, performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. These forward-looking statements involve risk and uncertainty, and a variety of facts could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. We do not have a policy of updating or revising forward-looking statements except as otherwise required by law.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are based on current expectations and assumptions that are subject to significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to publicly release any updates to forward-looking statements to reflect events after the date of this annual report on Form 10-K, including unforeseen events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including proceeds from the sales of Nextel Argentina, Nextel Mexico and Nextel Peru held in escrow and proceeds derived from other asset sales;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory scheme there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•	market acceptance of our new service offerings;

•	our ability to successfully manage and support our legacy iDEN network in Brazil;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in this annual report on Form 10-K and, from time to time, in our other reports filed with the SEC.

Introduction

The following is a discussion and analysis of:

•
our consolidated financial condition as of December 31, 2015 and 2014 and our consolidated results of operations for the six-month periods ended December 31, 2015 and June 30, 2015, the combined twelve-month period ended December 31, 2015 and for the years ended December 31, 2014 and 2013; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.

A.    Executive Overview

Business Update
Emergence from Chapter 11 Proceedings. On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Nextel Brazil and our previous other operating subsidiaries in Latin America were not Debtors in these Chapter 11 cases.

As described in more detail in Note 2 to our consolidated financial statements, on June 19, 2015, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings.
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
Sale of Nextel Argentina. On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. The remaining cash consideration was received in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliate immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds.

We plan to use the net proceeds received from the sales of Nextel Mexico and Nextel Argentina to provide additional liquidity to support our operations in Brazil. In connection with this transaction, we have presented the results of Nextel Mexico and Nextel Argentina for all periods as discontinued operations in this annual report on Form 10-K.
Changes at Corporate Headquarters. Following the sales of our operations in Mexico and Argentina, we now operate only in Brazil. As a result, we are taking steps to further streamline the expenses incurred at our corporate headquarters by shifting costs and associated responsibilities to Nextel Brazil. We implemented workforce reductions at our corporate headquarters in the fourth quarter of 2015 in connection with this effort.
Nextel Brazil Business Overview
We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where we believe there is a concentration of Brazil's business users and economic activity, including primarily Rio de Janeiro and São Paulo.
In the second half of 2013, Nextel Brazil commercially launched services on its wideband code division multiple access, or WCDMA, network in São Paulo, Rio de Janeiro and surrounding areas and extended those services to other areas in Brazil by expanding the coverage of its network and utilizing roaming services and network sharing arrangements pursuant to agreements that it reached with another network operator in Brazil. Nextel Brazil currently offers services supported by its WCDMA network in approximately 260 cities in Brazil. Our WCDMA network enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our legacy integrated digital enhanced network, or iDEN.
Prior to the deployment of our WCDMA network, our services were primarily targeted to meet the needs of business customers. With the deployment of our WCDMA network in Brazil, our target market has shifted to individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network.
We also offer long-term evolution, or LTE, services in Rio de Janeiro and continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
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
Our goal is to generate higher revenues and increase our subscriber base by providing differentiated wireless communications services that are valued by our existing and potential customers, while managing our capital and operating expenditures in the near term and improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•	aligning our costs with our current business through continuous evaluation and streamlining of all capital and operating expenditures;

•	focusing on higher value customer segments that generate higher average revenue per user, or ARPU, and lower customer turnover;

•	utilizing the most profitable sales channels;

•	offering a superior customer experience, including a reliable and high quality wireless network; and

•	building on the strength of the unique positioning of the Nextel brand.
To support our business plan, we have made significant capital and other investments as we deployed our WCDMA network and LTE upgrade. These investments have increased our costs and negatively impacted our profitability and are expected to continue to have that impact as we incur the fixed costs associated with our network while building the subscriber base it serves. However, we believe our investments have enhanced, and will continue to enhance, the competitiveness of our service offerings while continuing to support the differentiated services and superior customer service that have historically been significant factors supporting our business.
We have implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results and goals, as well as with the trends in our business. These changes have included changes to our leadership team in Brazil, significant reductions in our headquarters staff through the reorganization of the roles and responsibilities of both our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our customers' needs.
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
Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, variable charges for usage in excess of plan minutes or data in excess of plan limits, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA network. We recognize service revenue as service is provided, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize handset revenue when title and risk of loss passes to the customer.
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
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. We estimate this allowance based on historical experience, aging of accounts receivable and collections trends. Actual write-offs in the future could be impacted by general economic and business conditions, as well as fluctuations in subscriber deactivations, that are difficult to predict and therefore may differ from our estimates. A 10% increase in our consolidated allowance for doubtful accounts as of December 31, 2015 would have resulted in $4.0 million of additional bad debt expense for the combined period ended December 31, 2015.
Depreciation of Property, Plant and Equipment.  We record our network assets and other improvements that extend the useful lives of the underlying assets at cost and depreciate those assets over their estimated useful lives with the exception of property, plant and equipment owned as of the date of our implementation of fresh start accounting. As of June 30, 2015, as a result of the application of fresh start accounting in connection with our emergence from Chapter 11, we adjusted all existing property, plant and equipment to its estimated fair value and revised the associated depreciable lives. See Note 2 to our consolidated financial statements for more information. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and network software and 3 to 10 years for software, office equipment, furniture and fixtures, and other, which includes non-network internal use software. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than anticipated. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations. During the fourth quarter of 2013, we reviewed the useful lives of our communication towers and determined that the useful lives of some of these towers should be increased to 30 years compared to the 10- or 15-year useful lives over which we were previously depreciating these sites.
Amortization of Intangible Assets.  Prior to the implementation of fresh start accounting in connection with our emergence from Chapter 11, our intangible assets primarily consisted of our telecommunications licenses. As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we recorded our intangible assets, which consisted of our telecommunications licenses, our exclusive right to use the Nextel tradename in Brazil and our customer relationships, at their estimated fair values. We calculate amortization on our licenses and our tradename using the straight-line method based on an estimated useful life of 26 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environment in Brazil is continuously changing and, as a result, the cost of renewing our licenses beyond that range could be significant. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. In light of these uncertainties, we classify our licenses as definite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations. As a result of the implementation of fresh start accounting, we revised the remaining estimated useful lives of our licenses to include renewal periods in cases where it is probable that a renewal will occur.
Valuation of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying value of our assets, we recognize a loss for the difference between the estimated fair value and the carrying value of the assets.
During the fourth quarter of 2015, we reviewed our Nextel Brazil segment for potential impairment using a probability-weighted cash flow analysis. Our estimation of undiscounted future cash flows was partially based on assumptions that we will be able to fund our business plan and that it is not probable that our Nextel Brazil segment will be disposed of. Based on our current estimated undiscounted future cash flows, we determined that the carrying value of our Nextel Brazil segment is recoverable. If our assumptions with respect to the future funding and ownership of our Nextel Brazil segment were to change, it is possible that we could recognize a material impairment charge.
Foreign Currency.  We translate Nextel Brazil's results of operations from the Brazilian real to the U.S. dollar using average exchange rates for the relevant period. We translate assets and liabilities using the exchange rate in effect at the relevant reporting date. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. Because we translate Nextel Brazil's operations using average exchange rates, its operating trends may be impacted by the translation.
We report the effect of changes in exchange rates on U.S. dollar-denominated assets and liabilities held by Nextel Brazil as foreign currency transaction gains or losses. We report the effect of changes in exchange rates on intercompany transactions of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. The intercompany transactions that, in our view, are of a long-term investment nature include certain intercompany loans and advances from our U.S. and Luxembourg subsidiaries to Nextel Brazil. In contrast, we report the effect of exchange rates on U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated in the foreseeable future, as foreign currency transaction gains or losses in our consolidated statements of comprehensive loss. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on how we report foreign currency transaction gains and losses in our consolidated financial statements.
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
The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. As of December 31, 2015, we recorded full valuation allowances on the deferred tax assets of Nextel Brazil, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2016 and subsequent years. As a result, the valuation allowance on our deferred tax assets increased by $1.1 billion during 2015. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets.
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

For purposes of comparison to the year ended December 31, 2014, we combined the results of operations for the six months ended December 31, 2015 with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the six months ended December 31, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reasons, our results of operations for the combined twelve-month period ended December 31, 2015 are not fully comparable to our results of operations for the year ended December 31, 2014.
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our Brazilian operating segment using the average exchange rates for the combined period ended December 31, 2015 and for the years ended December 31, 2014 and 2013. The following table presents the average exchange rates we used to translate Nextel Brazil's results of operations, as well as changes from the average exchange rates utilized in prior periods.

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	2014 to 2015 Percent Change	2013 to 2014 Percent Change
Brazilian real	3.70	2.97	3.33	2.35	2.16	(41.7)%	(8.8)%

During 2014 and 2015, foreign currency exchange rates in Brazil generally depreciated in value relative to the U.S. dollar. The following table presents the currency exchange rates in effect at the end of 2013, as well as the end of each of the quarters in 2014 and 2015. If the values of these exchange rates remain at levels similar to the end of 2015 or depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	Predecessor Company							Successor Company
	2013	2014				2015
	December	March	June	September	December	March	June	September	December
Brazilian real	2.34	2.26	2.20	2.45	2.66	3.21	3.10	3.97	3.90

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the year ended December 31, 2014 to amounts that would have resulted if the average foreign currency exchange rates for the year ended December 31, 2014 were the same as the average foreign currency exchange rates that were in effect for the combined period ended December 31, 2015; and (ii) by comparing the constant currency financial measures for the year ended December 31, 2014 to the actual financial measures for the combined period ended December 31, 2015. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the year ended December 31, 2014, with the exception of handsets and accessories, which are purchased in U.S. dollars and therefore were not adjusted. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Combined Period Ended December 31, 2015 vs. Year Ended December 31, 2014

a.	Consolidated

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Year Ended December 31, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
			(dollars in thousands)
Brazil segment losses	(9,045)	(75,234)	(84,279)	(133,691)	49,412	(37)%	(61)%
Corporate segment losses and eliminations	(26,100)	(37,982)	(64,082)	(123,141)	59,059	(48)%	(48)%
Consolidated segment losses	(35,145)	(113,216)	(148,361)	(256,832)	108,471	(42)%	(30)%
Impairment, restructuring and other charges	(32,308)	(36,792)	(69,100)	(105,664)	36,564	(35)%	(26)%
Depreciation and amortization	(85,364)	(153,878)	(239,242)	(394,061)	154,819	(39)%	(15)%
Operating loss	(152,817)	(303,886)	(456,703)	(756,557)	299,854	(40)%	(22)%
Interest expense, net	(55,563)	(82,820)	(138,383)	(372,904)	234,521	(63)%	(59)%
Interest income	17,200	15,327	32,527	38,345	(5,818)	(15)%	19%
Foreign currency transaction losses, net	(99,737)	(63,948)	(163,685)	(51,149)	(112,536)	220%	NM
Other expense, net	(1,176)	(137)	(1,313)	(5,829)	4,516	(77)%	(65)%
Loss from continuing operations before reorganization items and income tax benefit (provision)	(292,093)	(435,464)	(727,557)	(1,148,094)	420,537	(37)%	(22)%
Reorganization items	1,467	1,956,874	1,958,341	(71,601)	2,029,942	NM	NM
Income tax benefit (provision)	5,015	(2,009)	3,006	(4,976)	7,982	(160)%	(161)%
Net (loss) income from continuing operations	(285,611)	1,519,401	1,233,790	(1,224,671)	2,458,461	(201)%	(222)%
Income (loss) from discontinued operations, net of income taxes	11,608	221,114	232,722	(733,027)	965,749	(132)%	(135)%
Net (loss) income	$(274,003)	$1,740,515	$1,466,512	$(1,957,698)	$3,424,210	(175)%	(187)%
_______________________________________
NM-Not Meaningful
We define segment losses as operating loss before depreciation, amortization and impairment, restructuring and other charges. Consolidated segment losses decreased $108.5 million, or 42%, for the combined period ended December 31, 2015 compared to 2014 and include the results of operations of our Brazil segment and our corporate operations, which are discussed individually below.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized for the combined period ended December 31, 2015 primarily consisted of the following:

•
$43.7 million in non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of transmitter and receiver sites and the discontinuation of certain information technology projects in Brazil;

•
$14.4 million in severance and other related costs incurred in Brazil and at the corporate level resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses; and

•	$8.4 million in restructuring charges in Brazil related to future lease costs for certain transmitter and receiver sites that are no longer necessary in our business plan.

Consolidated impairment, restructuring and other charges recognized in 2014 primarily related to the following:

•	a $42.8 million non-cash asset impairment charge related to our decision to cease further development on one of the strategic options for the next generation of our push-to-talk services;

•
$27.7 million in severance and related costs incurred at the corporate level and in Brazil from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses; and

•
$21.9 million in other non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of certain transmitter and receiver sites in Brazil and certain retail store closures in Brazil related to the realignment of our distribution channels.

2.	Depreciation and amortization

The $154.8 million, or 39%, decrease in consolidated depreciation and amortization on a reported basis, and the 15% decrease on a constant currency basis, for the combined period ended December 31, 2015 compared to 2014 was principally the result of a decrease in the value of Nextel Brazil's property, plant and equipment resulting from the implementation of fresh start accounting. See Note 2 to our consolidated financial statements for more information.

3.	Interest expense, net

Consolidated net interest expense decreased $234.5 million, or 63%, on a reported basis, and 59% on a constant currency basis, for the combined period ended December 31, 2015 compared to 2014 primarily as a result of the suspension of interest on all series of our senior notes in connection with our Chapter 11 filing and subsequent cancellation of these notes in connection with our emergence from Chapter 11. See Note 2 to our consolidated financial statements for more information.

4.	Reorganization items

Reorganization items of $1,958.3 million in 2015 were primarily related to the $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11 and a $261.8 million gain as a result of the implementation of fresh start accounting, partially offset by professional fees and other costs incurred in connection with our Chapter 11 filing.

Reorganization items of $71.6 million in 2014 were related to the write-off of discounts, premiums and unamortized financing costs associated with our NII Capital Corp. and NIIT senior notes, as well as professional fees and other costs incurred in connection with our Chapter 11 filing.

5.	Income tax benefit (provision)

The $8.0 million, or 160%, change in the consolidated income tax provision from 2014 to the combined period ended December 31, 2015 is primarily due to the reversal of a liability for uncertain tax positions due to the expiration of certain statutes of limitations in Brazil and the reduction of the valuation allowance.

b.	Nextel Brazil

	Successor Company	Predecessor Company	Combined		Predecessor Company
	Six Months Ended December 30, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2014	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
							Dollars	Percent	Percent
			(dollars in thousands)
Service and other revenues	$501,028	$643,804	$1,144,832	94%	$1,694,181	92%	$(549,349)	(32)%	(4)%

Handset and accessory revenues	28,304	39,807	68,111	6%	154,737	8%	(86,626)	(56)%	(38)%
Cost of handsets and accessories	(46,904)	(121,143)	(168,047)	(14)%	(415,082)	(22)%	247,035	(60)%	(60)%
Handset and accessory net subsidy	(18,600)	(81,336)	(99,936)	(8)%	(260,345)	(14)%	160,409	(62)%	(67)%
Cost of service (exclusive of depreciation and amortization)	(212,866)	(256,153)	(469,019)	(39)%	(693,004)	(38)%	223,985	(32)%	(4)%
Selling and marketing expenses	(71,557)	(105,357)	(176,914)	(14)%	(267,574)	(14)%	90,660	(34)%	(6)%
General and administrative expenses	(207,050)	(276,192)	(483,242)	(40)%	(606,949)	(33)%	123,707	(20)%	13%
Segment losses	$(9,045)	$(75,234)	$(84,279)	(7)%	$(133,691)	(7)%	$49,412	(37)%	(61)%

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's customer turnover rates for each of the quarters in 2014 and 2015. We calculate customer turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Predecessor Company						Successor Company
	Three Months Ended						Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(subscribers in thousands)
iDEN subscriber units	3,620.3	3,455.6	3,137.7	2,942.5	2,669.2	2,420.7	2,177.4	1,857.8
WCDMA subscriber units	337.9	673.8	1,050.6	1,333.8	1,672.3	1,971.9	2,258.0	2,605.0
Total subscriber units in commercial service — beginning of period	3,958.2	4,129.4	4,188.3	4,276.3	4,341.5	4,392.6	4,435.4	4,462.8

iDEN net subscriber losses	(88.3)	(175.1)	(97.3)	(176.3)	(190.2)	(184.0)	(203.5)	(197.6)
WCDMA net subscriber additions	259.5	234.0	185.3	241.5	241.3	226.8	230.8	76.8
Total net subscriber additions (losses)	171.2	58.9	88.0	65.2	51.1	42.8	27.3	(120.8)

Migrations from iDEN to WCDMA	76.4	142.8	97.9	97.0	58.3	59.3	116.2 (1)	78.5

iDEN subscriber units	3,455.6	3,137.7	2,942.5	2,669.2	2,420.7	2,177.4	1,857.8	1,581.7
WCDMA subscriber units	673.8	1,050.6	1,333.8	1,672.3	1,971.9	2,258.0	2,605.0	2,760.3
Total subscriber units in commercial service — end of period	4,129.4	4,188.3	4,276.3	4,341.5	4,392.6	4,435.4	4,462.8	4,342.0

Total customer turnover	2.39%	2.81%	2.28%	2.71%	3.10%	3.28%	3.47%	3.55%
iDEN customer turnover	2.53%	3.05%	2.32%	3.00%	3.19%	3.46%	3.83%	4.16%
WCDMA customer turnover	1.44%	1.86%	2.16%	2.21%	2.97%	3.09%	3.16%	3.16%
(1) For the three months ended September 30, 2015, migrations from iDEN to WCDMA included approximately 31,000 migrations which were not properly reported in prior quarters. This change in migrations did not impact total subscriber units at the end of any period presented.

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2014 and 2015, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Predecessor Company						Successor Company
	Three Months Ended						Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total ARPU (US$)	31	30	30	27	23	20	18	16
WCDMA ARPU (US$)	20	27	30	29	25	21	19	17
iDEN ARPU (US$)	33	31	30	26	22	19	17	15

Total ARPU (BR)	73	67	69	68	66	62	62	61
WCDMA ARPU (BR)	47	59	69	74	70	66	66	64
iDEN ARPU (BR)	77	69	69	66	62	58	58	57
The average value of the Brazilian real depreciated relative to the U.S. dollar during the combined period ended December 31, 2015 by 42% compared to the average value that prevailed during 2014. As a result, the components of Nextel Brazil's results of operations for the combined period ended December 31, 2015, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.
The economic environment in Brazil continues to reflect a significant downturn from prior years with low consumer confidence, negative real wage growth, a net loss of jobs and higher unemployment. Consumers in Brazil are also being impacted by rising costs of food and other essentials, with the inflation of food costs significantly exceeding both inflation levels experienced in 2014 and the consumer price index. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that the current economic conditions and weak foreign currency exchange rates will continue to have a negative impact on Nextel Brazil's reported results of operations through at least the end of 2016.
Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013, and since that time, has experienced substantial subscriber growth on its WCDMA network and a steady increase in its WCDMA ARPU in Brazilian reais through the end of 2014. Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2.8 million subscribers as of December 31, 2015. However, Nextel Brazil's WCDMA ARPU in Brazilian reais decreased over the course of the first half of 2015 as a result of more intense competition in the wireless market and the economic factors discussed above. In addition, the competitive environment in the Brazilian wireless industry was characterized by aggressive pricing and service offerings throughout 2015. In the second quarter of 2015, Nextel Brazil implemented several new rate plans and promotions to improve the attractiveness of its service offerings, expand targeted customer segments and provide economic incentives to attract customers. Specifically, in June 2015, Nextel Brazil began offering new simplified rate plans that further incentivize subscribers to utilize their existing handsets when purchasing Nextel Brazil's services, which generally result in similar or higher ARPU levels.
Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower average revenues per subscriber to retain and attract high value subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Despite these efforts, Nextel Brazil has experienced net subscriber losses and declines in its average revenue per subscriber on its iDEN network, and we expect that these trends will continue.
As a result of these factors, Nextel Brazil's average revenue per subscriber during the combined period ended December 31, 2015 was lower than its average revenue per subscriber during 2014, which, in combination with the impact of weaker foreign currency exchange rates, caused the $549.3 million, or 32%, decline in Nextel Brazil's service and other revenues over the same period. On a constant currency basis, Nextel Brazil's service and other revenues decreased 4%, and its average revenue per subscriber decreased 8% in the combined period ended December 31, 2015 compared to 2014.
During the combined period ended December 31, 2015, Nextel Brazil continued to invest in the development of its WCDMA network and in its LTE upgrade in Rio de Janeiro both to meet its regulatory obligations and to improve the capacity of its network. Nextel Brazil's capital expenditures were $140.5 million for the combined period ended December 31, 2015, which represents a 36% decline from 2014.
Despite implementing cost reductions in overall operating expenses, Nextel Brazil had a segment loss margin of 7% for both the combined period ended December 31, 2015 and 2014. Nextel Brazil recognized segment losses of $84.3 million during the combined period ended December 31, 2015 compared to segment losses of $133.7 million during 2014 as a result of the following:

1.	Service and other revenues

The $549.3 million, or 32%, decrease in service and other revenues on a reported basis in the combined period ended December 31, 2015 compared to 2014 is primarily the result of the impact of weaker foreign currency exchange rates on our reported results and the decline in ARPU discussed above. On a constant currency basis, Nextel Brazil's service and other revenues decreased 4% in the combined period ended December 31, 2015 compared to 2014.

Nextel Brazil's WCDMA subscriber base grew from 1.7 million subscribers as of the end of 2014 to 2.8 million subscribers as of the end of 2015. During 2015, Nextel Brazil strategically facilitated the migration of iDEN subscribers to its WCDMA network, which resulted in 312 thousand migrations during the combined period ended December 31, 2015. As a result of these migrations and the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues increased $245.4 million, or 71%, from 2014 to the combined period ended December 31, 2015. This increase was offset by a $794.8 million, or 59%, decrease in Nextel Brazil's iDEN-based service and other revenues from 2014 to the combined period ended December 31, 2015 driven by a decrease in Nextel Brazil's iDEN subscriber base from 2.7 million subscribers as of the end of 2014 to 1.6 million subscribers as of the end of 2015 and a decline in its iDEN-based average revenue per subscriber from $30 for 2014 to $17 for the combined period ended December 31, 2015. On a constant currency basis, Nextel Brazil's WCDMA-based service and other revenues increased 142% from 2014 to the combined period ended December 31, 2015 and its iDEN-based service and other revenues decreased 42% over the same period.

2.	Handset and accessory net subsidy

The $160.4 million, or 62%, decrease in handset and accessory net subsidy on a reported basis from 2014 to the combined period ended December 31, 2015 is largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, 70% of Nextel Brazil's new WCDMA subscribers during the combined period ended December 31, 2015 represented customers who utilized their existing handsets compared to 34% of new WCDMA subscribers utilizing their existing handsets during 2014. This decrease in handset and accessory net subsidy was partially offset by a $25.3 million charge recognized in the second quarter of 2015 related to certain tax credits that we do not believe are probable of being recovered. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 67% for the combined period ended December 31, 2015 compared to 2014.

3.	Cost of service

The $224.0 million, or 32%, decrease in cost of service on a reported basis for the combined period ended December 31, 2015 compared to 2014 is primarily caused by the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's cost of service decreased 4% from 2014 to the combined period ended December 31, 2015 primarily as the result of a decrease in interconnect costs related to the changes in the regulated interconnect cost structure described below. In addition, on a constant currency basis, Nextel Brazil recognized significant cost savings in the combined period ended December 31, 2015 compared to 2014 as a result of insourcing certain engineering functions that were previously performed by third party service providers. Also, with the continuing decline in the number of iDEN subscribers in Nextel Brazil's subscriber base, Nextel Brazil's service and repair costs related to its iDEN handset maintenance program continued to decrease. These decreases were partially offset by an increase in costs related to our nationwide roaming arrangement, as well as an increase in direct switch and transmitter and receiver site costs on a local currency basis resulting from an 8% increase in the number of sites in service from December 31, 2014 to December 31, 2015.

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

The $90.7 million, or 34%, decrease in selling and marketing expenses on a reported basis during the combined period ended December 31, 2015 compared to 2014 is largely due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 6% in the combined period ended December 31, 2015 compared to 2014 as a result of a reduction in sales and marketing personnel and reduced advertising and media expenses.

5.	General and administrative expenses

The $123.7 million, or 20%, decrease in general and administrative expenses on a reported basis for the combined period ended December 31, 2015 compared to 2014 is primarily due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's general and administrative expenses increased 13% over the same period primarily as a result of an increase in bad debt expense caused by a significant decrease in collections related to deteriorating economic conditions in Brazil and higher costs related to civil contingencies initiated by customers. These increases were partially offset by a decrease in payroll and related expenses on a local currency basis resulting from workforce reductions, as well as lower customer care expenses on a local currency basis resulting from the outsourcing of Nextel Brazil's customer care function and a reduction in the volume of customer care calls received.

c.	Corporate

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Year Ended December 31, 2014	Actual Change from Previous Year
					Dollars	Percent

Service and other revenues	$116	$168	$284	$351	$(67)	(19)%
Selling and marketing expenses	(141)	(107)	(248)	(5,544)	5,296	(96)%
General and administrative expenses	(26,075)	(38,964)	(65,039)	(123,060)	58,021	(47)%
Segment losses	$(26,100)	$(38,903)	$(65,003)	$(128,253)	63,250	(49)%
Segment losses decreased $63.3 million, or 49%, in the combined period ended December 31, 2015 compared to 2014 primarily due to reduced payroll costs resulting from fewer general and administrative personnel following reductions in force that we implemented in 2014 and 2015, lower consulting expenses, lower information technology costs and $22.6 million in professional fees incurred in 2014 in connection with the preparation of our Chapter 11 filing.

2.	Year Ended December 31, 2014 vs. Year Ended December 31, 2013

a.	Consolidated

	Predecessor Company
	Year Ended December 31, 2014	Year Ended December 31, 2013	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment (losses) earnings	(133,691)	311,129	(444,820)	(143)%	(151)%
Corporate segment losses and eliminations	(123,141)	(176,642)	53,501	(30)%	(30)%
Consolidated segment (losses) earnings	(256,832)	134,487	(391,319)	(291)%	NM
Impairment, restructuring and other charges	(105,664)	(121,578)	15,914	(13)%	(12)%
Depreciation and amortization	(394,061)	(382,610)	(11,451)	3%	12%
Operating loss	(756,557)	(369,701)	(386,856)	105%	115%
Interest expense, net	(372,904)	(455,539)	82,635	(18)%	(16)%
Interest income	38,345	20,105	18,240	91%	106%
Foreign currency transaction losses, net	(51,149)	(92,456)	41,307	(45)%	(40)%
Other expense, net	(5,829)	(11,818)	5,989	(51)%	(46)%
Loss from continuing operations before reorganization items and income tax provision	(1,148,094)	(909,409)	(238,685)	26%	31%
Reorganization items	(71,601)	—	(71,601)	NM	NM
Income tax provision	(4,976)	(291,016)	286,040	(98)%	(98)%
Net loss from continuing operations	(1,224,671)	(1,200,425)	(24,246)	2%	7%
Loss from discontinued operations, net of income taxes	(733,027)	(449,174)	(283,853)	63%	73%
Net loss	$(1,957,698)	$(1,649,599)	$(308,099)	19%	25%
_______________________________________
NM-Not Meaningful

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized in 2014 primarily related to the following:

•	a $42.8 million non-cash asset impairment charge related to our decision to cease further development on one of the strategic options for the next generation of our push-to-talk services;

•
$27.7 million in severance and related costs resulting from the separation of employees in Brazil and at the corporate level in an effort to streamline our organizational structure and reduce general and administrative expenses; and

•
$21.9 million in other non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of certain transmitter and receiver sites and certain retail store closures in Brazil related to the realignment of our distribution channels.

Consolidated impairment, restructuring and other charges recognized in 2013 primarily related to the following.

•
a non-cash asset impairment charge of $76.3 million related to the discontinuation of software previously developed to support our customer relationship management systems, which was recognized at the corporate level;

•
a $23.8 million non-cash charge in connection with the restructuring of our network outsourcing agreements reflecting the write-off of a portion of the base contractual fees that we had classified as a prepayment and that were being recognized over the life of the agreements prior to their restructuring;

•
$8.0 million in restructuring charges, the majority of which was at the corporate level, related to the separation of employees and other restructuring activities in conjunction with actions taken to realign staffing and other resources;

•	$6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings; and

•	$5.9 million in asset impairment charges incurred at the corporate level related to the discontinuation of the development of certain network features.

2.	Interest expense, net

In accordance with the U.S. Bankruptcy Code, subsequent to September 15, 2014, we did not accrue interest on any series of our senior notes as we did not believe it was probable of being treated as an allowed claim in the Chapter 11 cases. As a result, consolidated net interest expense decreased $82.6 million, or 18%, on a reported basis, and 16% on a constant currency basis, from 2013 to 2014.

3.	Reorganization items

Reorganization items of $71.6 million in 2014 were related to the write off of discounts, premiums and unamortized financing costs associated with our NII Capital Corp. and NIIT senior notes, as well as professional fees and other costs incurred in connection with our Chapter 11 filing.

4.	Income tax provision

The $286.0 million, or 98%, decrease in the consolidated income tax provision from 2013 to 2014 is primarily due to the valuation allowances that were recorded in 2013 in Brazil. During 2013, the $291.0 million income tax provision was primarily the result of establishing $382.9 million in valuation allowances with respect to certain of our Brazilian subsidiaries.

b.    Nextel Brazil

	Predecessor Company
	Year Ended December 31, 2014	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2013	% of Nextel Brazil’s Operating Revenues	Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$1,694,181	92%	$2,109,363	96%	$(415,182)	(20)%	(12)%

Handset and accessory revenues	154,737	8%	98,671	4%	56,066	57%	71%
Cost of handsets and accessories	(415,082)	(22)%	(250,749)	(11)%	(164,333)	66%	66%
Handset and accessory net subsidy	(260,345)	(14)%	(152,078)	(7)%	(108,267)	71%	62%
Cost of service (exclusive of depreciation and amortization)	(693,004)	(38)%	(767,908)	(35)%	74,904	(10)%	(2)%
Selling and marketing expenses	(267,574)	(14)%	(207,646)	(9)%	(59,928)	29%	41%
General and administrative expenses	(606,949)	(33)%	(670,602)	(31)%	63,653	(9)%	(1)%
Segment (losses) earnings	$(133,691)	(7)%	$311,129	14%	(444,820)	(143)%	(151)%
Nextel Brazil’s segment earnings decreased $444.8 million, or 143%, on a reported basis, and 151% on a constant currency basis, in 2014 compared to 2013, as a result of the following:

1.	Operating revenues

The $415.2 million, or 20%, decrease in service and other revenues on a reported basis in 2014 compared to 2013 is primarily the result of the decline in average revenue per subscriber and weaker foreign currency exchange rates. On a constant currency basis, Nextel Brazil's service and other revenues decreased 12% in 2014 compared to 2013.

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

c.	Corporate

	Predecessor Company
	Year Ended December 31, 2014	Year Ended December 31, 2013	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Service and other revenues	$351	$42	$309	NM
Selling and marketing expenses	(5,544)	(11,831)	6,287	(53)%
General and administrative expenses	(123,060)	(152,875)	29,815	(20)%
Segment losses	$(128,253)	$(164,664)	$36,411	(22)%
_______________________________________
NM-Not Meaningful
Segment losses decreased $36.4 million, or 22%, in 2014 compared to 2013 primarily due to a $29.8 million, or 20%, decrease in general and administrative expenses largely resulting from reduced payroll expenses related to fewer general and administrative personnel following a reduction in personnel and lower information technology costs. General and administrative expenses for 2014 also included $22.6 million in consulting costs and other professional fees incurred in connection with our exploration of strategic and restructuring options and in preparation for our Chapter 11 filing.

C.	Liquidity and Capital Resources
As of December 31, 2015, we had a working capital deficit of $170.6 million compared to a working capital deficit of $40.7 million as of December 31, 2014. As of December 31, 2015, our working capital included $342.2 million in cash and cash equivalents, of which $3.7 million was held by Nextel Brazil in Brazilian reais, and $84.3 million in short-term investments, the majority of which was held in Brazilian reais. In addition, as of December 31, 2015, we had $141.7 million of cash collateral securing certain performance bonds relating to our obligations to deploy spectrum in Brazil, of which we recorded $94.2 million as a component of other assets and the remaining $47.5 million of which we recorded as a component of prepaid expenses and other in our consolidated balance sheet. As of December 31, 2015, we also had $226.9 million in cash held in escrow in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru and $54.3 million in judicial deposits in Brazil, all of which we classified as restricted cash.
A substantial portion of our U.S. dollar-denominated cash, cash equivalents and short-term investments is held in bank deposits and U.S. treasury securities, and our cash, cash equivalents and short-term investments held in Brazilian reais are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in Brazilian reais will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. Our current sources of funding include our cash, cash equivalent and short-term investment balances.

Cash Flows

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Combined Year Ended December 31,	Year Ended December 31,
	2015	2015	2015	2014	2013
	(in thousands)
Cash and cash equivalents, beginning of period	423,135	334,194	334,194	1,147,682	1,070,301
Net cash used in operating activities	(78,485)	(254,757)	(333,242)	(628,716)	(192,465)
Net cash (used in) provided by investing activities	(976)	1,027,821	1,026,845	(347,538)	(177,612)
Net cash (used in) provided by financing activities	(25,068)	(778,231)	(803,299)	(128,272)	776,605
Effect of exchange rate changes on cash and cash equivalents	916	(9,152)	(8,236)	(55,657)	(56,236)
Change in cash and cash equivalents related to discontinued operations	22,662	103,260	125,922	346,695	(272,911)
Cash and cash equivalents, end of period	$342,184	$423,135	$342,184	$334,194	$1,147,682
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $78.5 million and $254.8 million of cash in our operating activities during the six months ended December 31, 2015 and June 30, 2015, respectively, primarily to fund operating losses. We used $176.3 million less cash during the six months ended December 31, 2015 compared to the six months ended June 30, 2015 primarily as a result of lower operating losses in Brazil and cash conservation efforts both in Brazil and at the corporate level. We used $628.7 million of cash in our operating activities during 2014, a $436.3 million increase from 2013, primarily due to increased operating losses and the prepayment of certain costs associated with our roaming arrangement in Brazil.
We used $1.0 million of cash in our investing activities during the six months ended December 31, 2015, primarily due to $76.6 million in cash capital expenditures and $50.5 million in deposits to secure certain performance bonds relating to our obligations to deploy spectrum in Brazil, offset by net cash proceeds of $153.8 million that we received in connection with the sale of Nextel Argentina (excluding $18.1 million of U.S. treasury notes received as part of the proceeds). Our investing activities provided us with $1,027.8 million in cash during the six months ended June 30, 2015, primarily due to the sale of Nextel Mexico for which we received net proceeds of $1.448 billion, including $187.5 million in cash deposited in escrow. The net proceeds from the sale of Nextel Mexico were partially offset by $88.5 million in cash capital expenditures and $20.0 million in deposits to secure certain performance bonds relating to our obligations to deploy spectrum in Brazil.
We used $347.5 million of cash in our investing activities during 2014, primarily due to $372.7 million in cash used by our discontinued operations, $326.2 million in cash capital expenditures and $119.7 million in deposits to secure certain performance bonds relating to our obligation to deploy spectrum in Brazil, partially offset by $499.2 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.
We used $177.6 million of cash in our investing activities during 2013, primarily due to $387.3 million in cash capital expenditures, $417.6 million in net purchases of investments, $52.4 million in fees related to placing new transmitter and receiver sites into service in Brazil and $26.3 million related to changes in restricted cash, partially offset by $346.0 million in proceeds from the sale of towers in Brazil and $355.5 million in proceeds from the sale of Nextel Peru.

We used $25.1 million of cash in our financing activities during the six months ended December 31, 2015, largely due to a principal repayment under Nextel Brazil's equipment financing facility. We used $778.2 million of cash in our financing activities during the six months ended June 30, 2015, largely due to $745.2 million of cash distributions paid in settlement of certain claims in connection with our emergence from Chapter 11.

We used $128.3 million of cash in our financing activities during 2014, largely due to $107.1 million in repayments of bank loans, capital leases and other borrowings, partially offset by $14.6 million in borrowings under Nextel Brazil's equipment financing facility and other borrowings.

Our financing activities provided us with $776.6 million of cash during 2013, primarily due to $900.0 million in gross proceeds we received from the issuance of our 11.375% senior notes in February 2013 and April 2013 and $700.0 million in gross proceeds we received from the issuance of our 7.875% senior notes in May 2013, partially offset by $362.7 million used to repay one of our bank loans in Brazil and $37.4 million to repay our import financing loans in Brazil.

D.	Future Capital Needs and Resources

Over the course of the last several years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including significant deterioration in economic conditions in Brazil, increased competitive pressure, the overall depreciation of the value of the Brazilian real relative to the U.S. dollar and the impact of previous delays in the deployment and launch of services on our WCDMA network in Brazil. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of both of our networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
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
On June 19, 2015, the Bankruptcy Court entered an order approving and confirming the First Amended Joint Plan of Reorganization Proposed by the Plan Debtors and the Official Committee of Unsecured Creditors, dated April 20, 2015. We refer to this plan, as amended, as the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings. Nextel Brazil and our previous other operating subsidiaries in Latin America were not Debtors in the Chapter 11 cases. See Note 2 to our consolidated financial statements for more information regarding the impact of the implementation of the Plan of Reorganization.
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
On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. The remaining cash consideration was received in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliate immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds.
We plan to use the proceeds received from the sale of Nextel Argentina, as well as the remaining net proceeds from the sale of Nextel Mexico, to fund our operations in Brazil.
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating activities, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru, the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets.
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
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2015. The information included in the table below reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Most of the amounts included in the table below will be settled in Brazilian reais. Future events could cause actual payments to differ significantly from these amounts. The table below does not include approximately $116.7 million that Nextel Brazil is committed to pay for spectrum for which it was the successful bidder in December 2015. Nextel Brazil is committed to pay 10% of the total acquisition price on the date the license agreement is signed. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Operating leases (1)	$86,931	$153,661	$132,461	$491,101	$864,154
Capital leases and tower financing obligations (2)	45,410	85,504	68,829	554,348	754,091
Purchase obligations (3)	334,018	146,716	56,046	—	536,780
Equipment financing (4)	353,248	20,723	14,296	5,755	394,022
Bank loans (5)	275,536	42,087	3,481	—	321,104
Other long-term obligations (6)	3,987	6,689	3,486	303,740	317,902
Total contractual commitments	$1,099,130	$455,380	$278,599	$1,354,944	$3,188,053
_______________________________________

(1)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches, as well as our office facilities.

(2)	These amounts represent principal and interest payments due under our co-location agreements, our tower financing arrangements and our sale of towers in Brazil in 2013, which are guaranteed by NIIT.

(3)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(4)
These amounts include a loan agreement with the China Development Bank in Brazil to finance infrastructure equipment, which is guaranteed by NII Holdings. These amounts also include future interest payments to which we are contractually obligated in the periods in which they are due. Because of certain cross-default provisions included in this loan agreement, we classified the principal amount outstanding under this facility as due in less than one year.

(5)
These amounts represent principal and interest payments associated with our local bank loans in Brazil and include future interest payments to which we are contractually obligated in the periods in which they are due. Because it is unlikely that we will be able to satisfy the applicable financial covenant in both of Nextel Brazil's local bank loan agreements as of the June 30, 2016 measurement date, we classified the principal amounts outstanding under these local bank loans as due in less than one year.

(6)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $72.6 million for the six months ended December 31, 2015, $69.2 million for the six months ended June 30, 2015 and $233.4 million for the year ended December 31, 2014. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect these efforts to conserve our cash resources to continue.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our WCDMA network in Brazil and deploy our planned LTE upgrade;

•	the extent to which we expand the coverage of our network in new or existing market areas;

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
Maintenance Covenants Under Financing Agreements. As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenant included in each of Nextel Brazil's outstanding local bank loans. As a result, we classified these bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. As of December 31, 2015, we had $233.8 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 7 to our consolidated financial statements, we are required to meet a net debt financial covenant included in the local bank loan agreements that will apply semiannually beginning on June 30, 2016. Based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our consolidated balance sheet as of December 31, 2015.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. As of December 31, 2015, we had $342.5 million in principal amount outstanding under Nextel Brazil's equipment financing facility. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our consolidated balance sheet as of December 31, 2015.
Future Outlook and Liquidity Plans.  In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook. Our current sources of funding are our cash and investments on hand; the ultimate amount recovered from cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil; and funds generated from our operations. As of December 31, 2015, assuming the availability of these funding sources, and if we are successful in making the necessary changes to our business that are factored into our revised business plan, we expect to have sufficient liquidity to continue to fund our business for about two years.
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

E.	Effect of Inflation and Foreign Currency Exchange
Our net assets are subject to foreign currency exchange risks since they are primarily maintained in Brazilian reais. Additionally, some of Nextel Brazil's debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. We conduct business solely in Brazil where the rate of inflation has historically been significantly higher than that of the U.S. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by Nextel Brazil for sales of handsets and services to its subscribers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments.
Inflation is not currently a material factor affecting our business, although rates of inflation in Brazil have been historically volatile. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

F.	Effect of New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new authoritative guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2018, and early application is permitted on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the new revenue recognition guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We early adopted this standard in the fourth quarter of 2015 and applied the requirements retroactively to all periods presented. The adoption of this standard resulted in the reclassification of $39.1 million from current deferred tax assets and $0.2 million from noncurrent deferred tax assets to a $39.3 million reduction in noncurrent deferred tax liabilities in our consolidated balance sheet as of December 31, 2014.

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient in the FASB’s fair value measurement guidance. We reviewed this authoritative guidance and have elected to early adopt as of the fourth quarter of 2015. We applied the requirements of this guidance retroactively to all periods presented. The adoption of this standard did not have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." This guidance replaces the lower of cost or market test with a lower of cost and net realizable value test, which is intended to simplify the measurement of inventories. This standard is effective for periods beginning after December 15, 2016. We early adopted this standard as of the fourth quarter of 2015 and plan to apply the requirements of this guidance prospectively. We do not expect the adoption of this standard to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our revenues are primarily denominated in Brazilian reais, while a portion of our operations are financed in U.S. dollars. As a result, fluctuations in the Brazilian real relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the Brazilian real. In addition, Nextel Brazil pays the purchase price for some of its capital assets and a portion of its handsets in U.S. dollars, but generates revenue from its operations in local currency.
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During the six months ended December 31, 2015, the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, Nextel Brazil entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The fair values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2015, approximately 13% of our consolidated principal amount of debt was fixed rate debt, and the remaining 87% of our total consolidated debt was variable rate debt.
The table below presents projected principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2015 for both our fixed and variable rate debt obligations, all of which have been determined at their fair values. See Note 2 to our consolidated financial statements for more information. Because it is unlikely that we will meet the applicable financial covenant included in both of Brazil's local bank loans as of the June 30, 2016 measurement date, and because of the associated cross-default provisions included in Brazil's equipment financing facility, we classified the principal amounts outstanding under these facilities as current liabilities in our consolidated balance sheet as of December 31, 2015. The changes in the fair values of our debt obligations compared to their fair values as of December 31, 2014 reflect changes in applicable market conditions and changes in other company-specific conditions during 2015, including changes resulting from the implementation of fresh start accounting in connection with our emergence from Chapter 11. In addition, the interest rates presented below reflect the impact of the implementation of fresh start accounting on our tower financing obligations. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our debt obligations are denominated in U.S. dollars (US$) and Brazilian reais (BR).

	Successor Company								Predecessor Company
	Year of Maturity						2015		2014
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Fixed Rate (BR)	$689	$3,651	$3,637	$991	$1,661	$74,426	$85,055	$85,055	$214,984	$214,984
Average Interest Rate	82.6%	96.6%	99.2%	110.6%	91.4%	71.3%	74.5%		18.3%
Variable Rate (US$)	$342,475	$—	$—	$—	$—	$—	$342,475	$340,189	$366,937	$337,295
Average Interest Rate	3.0%	—	—	—	—	—	3.0%		3.2%
Variable Rate (BR)	$233,559	$—	$—	$—	$—	$—	$233,559	$228,606	$343,348	$273,832
Average Interest Rate	19.7%	—	—	—	—	—	19.7%		13.3%

Item 8.	Financial Statements and Supplementary Data
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

As of December 31, 2015, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting in Brazil, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that creates a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management identified a material weakness in the Company’s internal controls. As a result, management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective.

The material weakness relates to certain deficiencies in Nextel Brazil’s control environment and risk assessment processes. The material weakness was initially disclosed during the quarter ended September 30, 2014. Nextel Brazil did not establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities were aligned with financial reporting objectives. Subsequently, significant turnover disrupted staffing throughout the organization, particularly within the accounting function, and management had difficulty attracting and retaining employees technically qualified to comply with U.S. GAAP reporting requirements. As described below, management has taken numerous actions since then to improve the control environment, including implementing a new organizational structure and hiring additional accounting professionals. We continue to monitor the maturity of Nextel Brazil’s newly implemented organizational structure and resources.

The material weakness has resulted in multiple deficiencies and significant deficiencies in process level control activities primarily related to accounting for revenue, accounts receivable, bad debt expense and leases. The deficiencies resulted in immaterial misstatements and were primarily the result of the inappropriate application of U.S. GAAP, the failure to consistently perform account reconciliations and a lack of controls over the completeness and accuracy of data used in accounting calculations.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. We performed additional procedures to mitigate the impact of these deficiencies on our consolidated financial statements, including reviews and validations performed by staff at our headquarters office who were not part of the financial close process in Brazil.

Plan for Remediation of Nextel Brazil's Material Weakness

In order to remediate Nextel Brazil's material weakness, the Company, led by our chief financial officer and the chief financial officer of Nextel Brazil, are implementing and monitoring the following actions in Brazil:

•	periodic evaluations of the newly implemented organizational structure and resources to ensure we maintain personnel with skills and expertise properly suited to our financial reporting objectives;

•	enhancing U.S. GAAP training initiatives;

•	performing a detailed financial reporting risk assessment to identify areas that require improvement and developing and implementing plans to address these areas;

•	improving account reconciliation and review procedures; and

•	maintaining an increased level of involvement and oversight from our headquarters office until the control environment and risk assessment processes in Nextel Brazil have matured.

In addition, as a result of the sale of our other operating segments during 2015, Nextel Brazil now comprises a much larger portion of our Company, increasing the level of precision required to ensure our financial results are stated properly in all material respects.

Changes in Internal Control over Financial Reporting

Other than those discussed above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be held on May 25, 2016. Stockholder proposals intended for consideration for inclusion in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders must be forwarded in writing and received at the Company’s principal executive offices at 1875 Explorer Street, Suite 800, Reston, Virginia 20190 no later than April 1, 2016, directed to the attention of the Company’s General Counsel.

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. Consolidated financial statements and reports of independent registered public accounting firms filed as part of this report are listed below:

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets — As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company)	F-4
Consolidated Statements of Comprehensive (Loss) Income — For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Years Ended December 31, 2014 and 2013 (Predecessor Company)
F-5
Consolidated Statement of Changes in Stockholders' Equity (Deficit) — For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and for the Years Ended December 31, 2014 and 2013 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Years Ended December 31, 2014 and 2013 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

(2)
Financial Statement Schedules. The following financial statement schedules are filed as part of this report. Schedules other than the schedules listed below are omitted because they are either not required or not applicable.

Page
Schedule I — Condensed Financial Information of Registrant	F-42
Schedule II — Valuation and Qualifying Accounts	F-46

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ TIMOTHY M. MULIERI
Timothy M. Mulieri Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
March 3, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2016.

Signature	Title

/s/ Steven M. Shindler	Chief Executive Officer
Steven M. Shindler

/s/ Daniel E. Freiman	Chief Financial Officer (Principal Financial Officer)
Daniel E. Freiman

/s/ Kevin L. Beebe	Chairman of the Board of Directors
Kevin L. Beebe

/s/ James V. Continenza	Director
James V. Continenza

/s/ Howard S. Hoffmann	Director
Howard S. Hoffmann

/s/ Ricardo Knoepfelmacher	Director
Ricardo Knoepfelmacher

/s/ Christopher T. Rogers	Director
Christopher T. Rogers

/s/ Robert A. Schriesheim	Director
Robert A. Schriesheim

NII HOLDINGS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company)	F-4
Consolidated Statements of Comprehensive (Loss) Income — For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months ended June 30, 2015 (Predecessor Company) and For the Years Ended December 31, 2014 and 2013 (Predecessor Company)
F-5
Consolidated Statements of Stockholders' Equity (Deficit) — For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Years Ended December 31, 2014 and 2013 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Years Ended December 31, 2014 and 2013 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8
FINANCIAL STATEMENT SCHEDULES
Schedule I — Condensed Financial Information of Registrant	F-42
Schedule II — Valuation and Qualifying Accounts	F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NII Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor), and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity (deficit), and cash flows for the six month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries as of December 31, 2015 (Successor) and December 31, 2014 (Predecessor), and the results of their operations and their cash flows for the six month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is unlikely to satisfy a financial covenant included in Nextel Brazil’s local bank loans and the existence of cross default provisions included in Nextel Brazil’s equipment financing facility raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the consolidated financial statements, on June 26, 2015 the Company satisfied the conditions to emerge from Chapter 11 bankruptcy proceedings. Accordingly, the accompanying consolidated financial statements as of and for the six month period ended December 31, 2015 (Successor) have been prepared in accordance with the Accounting Standards Codification Topic 852, Reorganizations. The Company applied fresh start reporting as of June 30, 2015 and recognized net assets at fair value, resulting in a lack of comparability with the consolidated financial statements of the Predecessor.

/s/ KPMG LLP
McLean, Virginia
March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.:

In our opinion, the consolidated statements of comprehensive (loss) income, of changes in stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of NII Holdings, Inc. (Predecessor Company) for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2013 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2014, except for the effects of discontinued operations discussed in Note 5 to the consolidated financial statements, as to which the date is March 3, 2016

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	Successor Company	Predecessor Company
	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$342,184	$334,194
Short-term investments	84,317	110,064
Accounts receivable, net of allowance for doubtful accounts of $39,033 — Successor Company and $30,749 — Predecessor Company	144,629	256,133
Handset and accessory inventory	24,358	65,885
Prepaid expenses and other	132,534	198,466
Assets related to discontinued operations	—	697,979
Total current assets	728,022	1,662,721
Property, plant and equipment, net	555,023	1,352,705
Intangible assets, net	892,622	688,153
Other assets	554,241	372,912
Assets related to discontinued operations	—	1,297,543
Total assets	$2,729,908	$5,374,034
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable	$43,765	$132,642
Accrued expenses and other	262,038	337,651
Deferred revenues	10,386	28,843
Current portion of long-term debt	582,420	717,427
Liabilities related to discontinued operations	—	486,850
Total current liabilities	898,609	1,703,413
Long-term debt	82,647	207,844
Other long-term liabilities	197,837	209,140
Liabilities related to discontinued operations	—	624,908
Total liabilities not subject to compromise	1,179,093	2,745,305
Liabilities subject to compromise (Note 2)	—	4,593,493
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — Successor Company	—	—
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — Predecessor Company	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,001 shares issued and outstanding — Successor Company	100	—
Common stock, par value $0.001, 600,000 shares authorized, 172,363 shares issued and outstanding — Predecessor Company	—	172
Paid-in capital — Successor Company	2,070,497	—
Paid-in capital — Predecessor Company	—	1,517,081
Accumulated deficit	(274,003)	(2,150,664)
Accumulated other comprehensive loss	(245,779)	(1,331,353)
Total stockholders’ equity (deficit)	1,550,815	(1,964,764)
Total liabilities and stockholders’ equity (deficit)	$2,729,908	$5,374,034

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts)

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Operating revenues
Service and other revenues	$501,130	$643,904	$1,691,849	$2,108,881
Handset and accessory revenues	28,304	39,807	157,105	94,159
	529,434	683,711	1,848,954	2,203,040
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	212,852	256,085	692,601	767,383
Cost of handsets and accessories	46,904	121,143	415,450	263,407
Selling, general and administrative	304,823	419,699	997,735	1,037,763
Impairment, restructuring and other charges	32,308	36,792	105,664	121,578
Depreciation	64,108	126,789	340,159	347,466
Amortization	21,256	27,089	53,902	35,144
	682,251	987,597	2,605,511	2,572,741
Operating loss	(152,817)	(303,886)	(756,557)	(369,701)
Other (expense) income
Interest expense, net	(55,563)	(82,820)	(372,904)	(455,539)
Interest income	17,200	15,327	38,345	20,105
Foreign currency transaction losses, net	(99,737)	(63,948)	(51,149)	(92,456)
Other expense, net	(1,176)	(137)	(5,829)	(11,818)
	(139,276)	(131,578)	(391,537)	(539,708)
Loss from continuing operations before reorganization items and income tax benefit (provision)	(292,093)	(435,464)	(1,148,094)	(909,409)
Reorganization items (Note 2)	1,467	1,956,874	(71,601)	—
Income tax benefit (provision) (Note 11)	5,015	(2,009)	(4,976)	(291,016)
Net (loss) income from continuing operations	(285,611)	1,519,401	(1,224,671)	(1,200,425)
Income (loss) from discontinued operations, net of income taxes (Note 5)	11,608	221,114	(733,027)	(449,174)
Net (loss) income	$(274,003)	$1,740,515	$(1,957,698)	$(1,649,599)

Net (loss) income from continuing operations per common share, basic	$(2.86)	$8.73	$(7.11)	$(6.98)
Net income (loss) from discontinued operations per common share, basic	0.12	1.27	(4.25)	(2.62)
Net (loss) income per common share, basic	$(2.74)	$10.00	$(11.36)	$(9.60)

Net (loss) income from continuing operations per common share, diluted	$(2.86)	$8.71	$(7.11)	$(6.98)
Net income (loss) from discontinued operations per common share, diluted	$0.12	$1.27	$(4.25)	$(2.62)
Net (loss) income per common share, diluted	$(2.74)	$9.98	$(11.36)	$(9.60)

Weighted average number of common shares outstanding, basic	100,000	172,363	172,283	171,912

Weighted average number of common shares outstanding, diluted	100,000	172,691	172,283	171,912

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(248,841)	$(205,899)	$(340,847)	$(334,893)
Reclassification adjustment for sale of Nextel Argentina, Nextel Mexico and Nextel Chile (Note 5)	(1,672)	421,953	(33,885)	—
Other	4,734	2,956	(544)	2,257
Other comprehensive (loss) income	(245,779)	219,010	(375,276)	(332,636)
Net (loss) income	(274,003)	1,740,515	(1,957,698)	(1,649,599)
Total comprehensive (loss) income	$(519,782)	$1,959,525	$(2,332,974)	$(1,982,235)
The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2013 — Predecessor Company	171,653	$171	$1,483,086	$1,456,633	$(623,441)	$2,316,449
Net loss	—	—	—	(1,649,599)	—	(1,649,599)
Other comprehensive loss	—	—	—	—	(332,636)	(332,636)
Share-based compensation activity	452	1	21,172	—	—	21,173
Balance, December 31, 2013 — Predecessor Company	172,105	172	1,504,258	(192,966)	(956,077)	355,387
Net loss	—	—	—	(1,957,698)	—	(1,957,698)
Other comprehensive loss	—	—	—	—	(375,276)	(375,276)
Share-based compensation activity	258	—	12,823	—	—	12,823
Balance, December 31, 2014 — Predecessor Company	172,363	172	1,517,081	(2,150,664)	(1,331,353)	(1,964,764)
Net income	—	—	—	1,740,515	—	1,740,515
Other comprehensive income	—	—	—	—	219,010	219,010
Share-based compensation activity	—	—	5,239	—	—	5,239
Balance, June 30, 2015 — Predecessor Company	172,363	172	1,522,320	(410,149)	(1,112,343)	—
Elimination of Predecessor Company's equity	(172,363)	(172)	(1,522,320)	410,149	1,112,343	—
Issuance of Successor Company's common stock	100,000	100	2,067,565	—	—	2,067,665
Balance, July 1, 2015 — Successor Company	100,000	100	2,067,565	—	—	2,067,665
Net loss	—	—	—	(274,003)	—	(274,003)
Other comprehensive loss	—	—	—	—	(245,779)	(245,779)
Share-based compensation activity	1	—	2,932	—	—	2,932
Balance, December 31, 2015 — Successor Company	100,001	$100	$2,070,497	$(274,003)	$(245,779)	$1,550,815

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
	2015	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(274,003)	$1,740,515	$(1,957,698)	$(1,649,599)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Income) loss from discontinued operations	(11,608)	(221,114)	733,027	449,174
Amortization of debt discounts and financing costs	181	18,753	14,889	26,704
Depreciation and amortization	85,364	153,878	394,061	382,610
Provision for losses on accounts receivable	32,279	65,396	57,418	77,528
Provision for inventory obsolescence	2,156	—	29,308	28,869
Foreign currency transaction losses, net	99,737	63,948	51,149	92,456
Impairment charges, restructuring charges and losses on disposal of fixed assets	13,354	31,471	79,929	119,543
Deferred income tax (benefit) provision	(2,513)	905	2,052	268,810
Share-based compensation expense	2,932	5,239	10,041	19,293
Reorganization items in connection with emergence from Chapter 11	—	(1,775,787)	54,851	—
Fresh start adjustments, net	—	(248,709)	—	—
Other, net	(3,838)	(11,083)	(9,560)	7,319
Changes in assets and liabilities:
Accounts receivable	(38,756)	(35,013)	(73,430)	(15,884)
Prepaid value-added taxes	9,311	50,564	(72,657)	(37,128)
Handset and accessory inventory	13,940	7,513	(32,963)	(31,660)
Prepaid expenses and other	(21,027)	(26,688)	(18,426)	(66,124)
Other long-term assets	20,981	47,253	(136,056)	(21,683)
Accrued value-added taxes	(285)	(7,941)	(1,772)	(22,256)
Accounts payable, accrued expenses and other	(29,678)	(14,254)	281,385	94,528
Total operating cash used in continuing operations	(101,473)	(155,154)	(594,452)	(277,500)
Total operating cash provided by (used in) discontinued operations	22,988	(99,603)	(34,264)	85,035
Net cash used in operating activities	(78,485)	(254,757)	(628,716)	(192,465)
Cash flows from investing activities:
Capital expenditures	(76,630)	(88,485)	(326,246)	(387,286)
Purchases of investments	(558,883)	(757,714)	(1,593,250)	(2,360,529)
Proceeds from sales of investments	575,838	756,546	2,092,459	1,942,886
(Costs) proceeds related to 2013 sale of towers, net	—	—	(15,517)	346,018
Change in restricted cash, escrow accounts and other deposits	(51,235)	(57,074)	(132,080)	(26,267)
Proceeds from sale of corporate aircraft	—	—	32,390	—
Other, net	679	(1,890)	(32,643)	(52,440)
Total investing cash (used in) provided by continuing operations	(110,231)	(148,617)	25,113	(537,618)
Total investing cash provided by (used in) discontinued operations	109,255	1,176,438	(372,651)	360,006
Net cash (used in) provided by investing activities	(976)	1,027,821	(347,538)	(177,612)
Cash flows from financing activities:
Claims paid to senior noteholders	—	(745,221)	—	—
Net proceeds from debtor-in-possession loan	—	340,375	—	—
Repayment of debtor-in-possession loan	—	(340,375)	—	—
Borrowings under equipment financing facilities and other	—	—	14,590	145,122
Proceeds from issuance of senior notes	—	—	—	1,600,000
Repayments under capital leases, equipment financing and other	(25,068)	(2,008)	(107,099)	(451,984)
Other, net	—	(4,291)	(396)	(26,794)
Total financing cash (used in) provided by continuing operations	(25,068)	(751,520)	(92,905)	1,266,344
Total financing cash used in discontinued operations	—	(26,711)	(35,367)	(489,739)
Net cash (used in) provided by financing activities	(25,068)	(778,231)	(128,272)	776,605
Effect of exchange rate changes on cash and cash equivalents	916	(9,152)	(55,657)	(56,236)
Change in cash and cash equivalents related to discontinued operations	22,662	103,260	346,695	(272,911)
Net (decrease) increase in cash and cash equivalents	(80,951)	88,941	(813,488)	77,381
Cash and cash equivalents, beginning of period	423,135	334,194	1,147,682	1,070,301
Cash and cash equivalents, end of period	$342,184	$423,135	$334,194	$1,147,682

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations

Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where we believe there is a concentration of Brazil's business users and economic activity, including primarily Rio de Janeiro and São Paulo.
In the second half of 2013, Nextel Brazil commercially launched services on its wideband code division multiple access, or WCDMA, network in São Paulo, Rio de Janeiro and surrounding areas and extended those services to other areas in Brazil by expanding the coverage of its network and utilizing roaming services and network sharing arrangements pursuant to agreements that it reached with another network operator in Brazil. Nextel Brazil currently offers services supported by its WCDMA network in approximately 260 cities in Brazil. Our WCDMA network enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our legacy integrated digital enhanced network or iDEN.
Prior to the deployment of our WCDMA network, our services were primarily targeted to meet the needs of business customers. With the deployment of our WCDMA network in Brazil, our target market has shifted to individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network.
We also offer long-term evolution, or LTE, services in Rio de Janeiro and continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
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
Sales of Nextel Argentina and Nextel Mexico. On April 30, 2015, we completed the sale of our operations in Mexico to New Cingular Wireless, Inc., or New Cingular Wireless, an indirect subsidiary of AT&T, Inc., or AT&T. In addition, on September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin S.A., or Grupo Clarin, relating to the sale of all of the outstanding equity interests of Nextel Argentina, which was completed on January 27, 2016. See Note 5 for more information on these sales. In connection with these transactions, we have presented Nextel Argentina's and Nextel Mexico's results for all periods presented as discontinued operations in this annual report on Form 10-K.
Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might result from the occurrence of the uncertainties described below.

We have an obligation to meet a net debt financial covenant in Nextel Brazil's local bank loans that will apply semiannually beginning on June 30, 2016. We have made a number of changes within our senior management team and modified our business

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook, but based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. As of December 31, 2015, we had $233.8 million principal amount outstanding under Nextel Brazil's local bank loans and $342.5 million principal amount outstanding under Nextel Brazil’s equipment financing facility. See Note 7 for more information.
Because it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loans and because of the cross-default provisions included in Nextel Brazil's equipment financing facility as described above, we concluded that the circumstances described above raise substantial doubt about our ability to continue as a going concern.

2.    Emergence from Chapter 11 Proceedings and Fresh Start Accounting

On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and NII International Telecom, S.C.A., or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Nextel Brazil and our previous other operating subsidiaries in Latin America were not Debtors in these Chapter 11 cases.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following condensed consolidated balance sheet reconciles the balance sheet of the Predecessor Company immediately prior to our emergence from Chapter 11 to the balance sheet of the Successor Company immediately subsequent to our emergence from Chapter 11. The adjustments set forth in the condensed consolidated balance sheet presented below reflect the consummation of the Plan of Reorganization, which are reflected in the "Reorganization Adjustments" column, and the fair value adjustments required by the implementation of fresh start accounting, which are reflected in the "Fresh Start Adjustments" column. The information presented below reflects changes in the estimated fair values of certain assets and liabilities that occurred in the second half of 2015 as we finalized fresh start accounting. This condensed consolidated balance sheet should be read in conjunction with the explanatory notes following the table.

The following is a reconciliation of the Successor Company's equity value to its reorganization value as of June 30, 2015 (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of Successor Company's common stock	$2,067,665
Fair value of debt	774,616
Fair value of other liabilities	638,916
Reorganization value of Successor Company's assets	$3,481,197

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	June 30, 2015					July 1, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,199,441	$(776,306)	(a)	$—		$423,135
Short-term investments	97,395	—		—		97,395
Accounts receivable, net	174,649	—		—		174,649
Handset and accessory inventory	49,835	—		—		49,835
Prepaid expenses and other	159,346	—		(19,494)	(d)	139,852
Assets related to discontinued operations	242,487	—		—		242,487
Total current assets	1,923,153	(776,306)		(19,494)		1,127,353
Property, plant and equipment, net	1,079,947	—		(376,519)	(e)	703,428
Intangible assets, net	571,076	—		562,702	(f)	1,133,778
Other assets	516,235	—		(18,739)	(g)	497,496
Assets related to discontinued operations	32,246	—		(13,104)	(h)	19,142
Total assets	$4,122,657	$(776,306)		$134,846		$3,481,197

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable	$102,317	$—		$—		$102,317
Accrued expenses and other	323,480	—		(2,677)	(i)	320,803
Deferred revenues	17,908	—		(1,805)	(j)	16,103
Current portion of long-term debt	667,617	—		2,616	(k)	670,233
Liabilities related to discontinued operations	96,161	—		(1,727)	(h)	94,434
Total current liabilities	1,207,483	—		(3,593)		1,203,890
Long-term debt	176,738	—		(72,355)	(k)	104,383
Other long-term liabilities	149,632	—		(56,541)	(l)	93,091
Liabilities related to discontinued operations	5,763	—		6,405	(h)	12,168
Total liabilities not subject to compromise	1,539,616	—		(126,084)		1,413,532
Liabilities subject to compromise	4,591,452	(4,591,452)	(b)	—		—
Stockholders’ (deficit) equity
Undesignated preferred stock - Successor Company	—	—		—		—
Undesignated preferred stock - Predecessor Company	—	—		—		—
Common stock - Successor Company	—	100	(b)	—		100
Common stock - Predecessor Company	172	(172)	(c)	—		—
Paid-in capital - Successor Company	—	2,067,565	(b)	—		2,067,565
Paid-in capital - Predecessor Company	1,522,320	(1,522,320)	(c)	—		—
Accumulated deficit	(2,418,560)	3,269,973	(c)	(851,413)	(m)	—
Accumulated other comprehensive loss	(1,112,343)	—		1,112,343	(m)	—
Total stockholders’ (deficit) equity	(2,008,411)	3,815,146		260,930		2,067,665
Total liabilities and stockholders’ (deficit) equity	$4,122,657	$(776,306)		$134,846		$3,481,197

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our condensed consolidated balance sheet as of July 1, 2015 presented above reflects the effect of the following adjustments:

(a)	Reflects cash payments made in connection with the implementation of the Plan of Reorganization (in thousands):

Claims paid to senior noteholders	$745,221
Payments to other creditors	2,779
Total claims paid	748,000
Reorganization-related professional fees	28,306
Total cash payments	$776,306

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

(c)
Reflects the cumulative impact of the reorganization adjustments discussed above. Additionally, these adjustments reflect the cancellation of the Predecessor Company's common stock and paid-in capital to accumulated deficit (in thousands):

Gain on settlement of liabilities subject to compromise	$1,775,787
Reorganization-related professional fees	(28,306)
Net gain on reorganization adjustments	1,747,481
Cancellation of Predecessor Company equity	1,522,492
Net impact to accumulated deficit	$3,269,973

(d)	Represents the write-off of unamortized debt issuance costs primarily related to Nextel Brazil's equipment financing facility and local bank loans.

(e)
Reflects the impact of fresh start adjustments on property, plant and equipment in Nextel Brazil and our corporate segment. We measured the fair value of property, plant and equipment using the cost approach as the primary method. The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. The replacement or reproduction cost estimates were adjusted by losses in value attributable to physical deterioration, as well as functional and economic obsolescence. The following reflects the impact of fresh start adjustments (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated
	Predecessor Company	Fresh Start Adjustments	Successor Company
Land	$3,341	$—	$3,341
Leasehold improvements	35,515	(20,188)	15,327
Network equipment, communication towers and network software	1,819,759	(1,291,712)	528,047
Software, office equipment, furniture and fixtures and other	342,210	(261,342)	80,868
Less: Accumulated depreciation and amortization	(1,207,834)	1,207,834	—
	992,991	(365,408)	627,583
Construction in progress	86,956	(11,111)	75,845
	$1,079,947	$(376,519)	$703,428

(f)	Reflects the impact of fresh start adjustments on our intangible assets (in thousands):

	Nextel Brazil
	Predecessor Company	Fresh Start Adjustments	Successor Company
Licenses	$553,076	$513,002	$1,066,078
Customer relationships	—	29,000	29,000

In Brazil, our spectrum holdings include 20 megahertz, or MHz, of 1.9 gigahertz, or GHz,/2.1 GHz spectrum and 20 MHz of 1.8 GHz spectrum that support our WCDMA network and, in Rio de Janeiro, our LTE network. We also have spectrum holdings in the 800 MHz specialized mobile radio, or SMR, spectrum band that currently can only be used to support our iDEN network. We valued Nextel Brazil's spectrum licenses using both the income approach and the market approach. The resulting value of these licenses was similar to the prices observed for comparable licenses in Brazil in recent guideline transactions. Our income approach used the Greenfield method specifically, whereby we estimated the discounted future cash flows of a hypothetical start-up business, based on certain assumptions, including: (i) forecasted revenues, profit margins, capital expenditures and cash flows attributable to the spectrum for the period from July 1, 2015 to June 1, 2041. This date represents the end of the current term of our spectrum licenses, including renewals solely at our option; and (ii) a discount rate of 16.5%, which is based on an after-tax weighted average cost of capital.

We valued our customer relationships using the excess earnings method, which is a form of the income approach, by estimating the discounted future cash flows attributable to existing subscribers. This estimation was based on certain assumptions, including: (i) forecasted revenues and cash flows attributable to the current subscriber base beginning on July 1, 2015; (ii) a churn rate ranging from 1.9% to 2.6%; and (iii) a discount rate of 16.5%, based on an after-tax weighted average cost of capital.

	Corporate
	Predecessor Company	Fresh Start Adjustments	Successor Company
Trade name	18,000	20,700	38,700

Our trade name represents the right to use the Nextel name exclusively in our markets. We valued our trade name using the relief from royalty method, a form of the income approach that estimates the amount a market participant would pay to utilize that trade name, based on certain assumptions, including (i) forecasted revenues attributable to the trade name from July 1, 2015 to June 1, 2041; (ii) a royalty rate of 0.25% of expected revenues determined with regard to comparable market transactions; and (iii) a discount rate of 16.5%, which was based on an after-tax weighted average cost of capital.

(g)
Represents a $13.5 million decrease in non-income based tax assets to reduce their values to their estimated fair values based on discounted cash flows to reflect the timing of their anticipated realization and a $5.2 million write-off of prepaid rent.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)	Represents the net change in assets and liabilities related to Nextel Argentina as a result of remeasurement to their respective fair values.

(i)	Represents the write-off of unamortized deferred gains related to the 2013 tower transactions.

(j)	Represents the revaluation of deferred revenues to the fair value of related future performance obligations.

(k)
Adjustments to Nextel Brazil's debt balances related to the remeasurement of its equipment financing facility, local bank loans, tower financings and capital lease obligations to their fair values were as follows (in thousands):

	Nextel Brazil
	Predecessor Company	Fresh Start Adjustments	Successor Company
Brazil equipment financing	$366,937	$(2,989)	$363,948
Brazil bank loans	294,322	9,987	304,309
Brazil capital lease and tower financing obligations	182,108	(76,737)	105,371
Other	988	—	988
Total debt	844,355	(69,739)	774,616
Less: current portion	(667,617)	(2,616)	(670,233)
	$176,738	$(72,355)	$104,383

(l)
Primarily represents the $61.3 million write-off of unamortized deferred gains related to the 2013 tower transactions and a $5.4 million increase related to the remeasurement of asset retirement obligations to their fair values.

(m)	Reflects the cumulative impact of all fresh start adjustments and the elimination of the Predecessor Company’s accumulated other comprehensive loss as follows (in thousands):

Intangible asset fair value adjustment	$562,702
Property, plant and equipment fair value adjustment	(376,519)
Debt fair value adjustment	69,739
Write-off of unamortized deferred gains on 2013 tower transactions	63,940
Other	(58,090)
Net gain on fresh start fair value adjustments	261,772
Tax impact of fresh start adjustments	(842)
Elimination of Predecessor Company's accumulated other comprehensive loss	(1,112,343)
Net impact on accumulated deficit	$(851,413)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items.

The components of our reorganization items for the six months ended December 31, 2015, the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows (in thousands):

	Successor Company	Predecessor Company
	Six Months Ended	Six Months Ended	Year Ended
	December 31, 2015	June 30, 2015	December 31, 2014
Gain on settlement of liabilities subject to compromise	$—	$1,775,787	$—
Net gain on fresh start fair value adjustments	—	261,772	—
Reorganization-related professional fees and other costs	1,467	(80,685)	(71,601)
Total reorganization items	$1,467	$1,956,874	$(71,601)

3.    Summary of Significant Accounting Policies

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
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil. Regulatory entities in Brazil regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in Brazil could adversely affect our business. In addition, as of December 31, 2015, 73% of our total assets were owned by Nextel Brazil. Political, financial and economic developments in Brazil could impact the recoverability of our assets.
Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of investments in U.S. treasury securities, investments in corporate bonds and certain investments made by Nextel Brazil. See Note 8 for further information. Our accounts receivable are generally unsecured. We routinely assess the credit worthiness of our subscribers and maintain allowances for probable losses, where necessary.
Foreign Currency.  We translate Nextel Brazil's results of operations from Brazilian reais to U.S. dollars using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss.
In general, monetary assets and liabilities held by Nextel Brazil that are denominated in U.S. dollars give rise to realized and unrealized foreign currency transaction gains and losses, which we record in our consolidated statement of comprehensive (loss) income as foreign currency transaction losses, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil are of a long-term investment nature.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, except for certain certificates of deposit in Brazil that are redeemable on demand. We classify these certificates of deposit as short-term investments. Cash equivalents primarily consist of money market funds and other similarly structured funds.
Short-Term Investments.  We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of comprehensive (loss) income. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. As of December 31, 2015 and 2014, we had $9.3 million and $28.6 million, respectively, in time deposits. See Note 8 for additional information.
Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or their net realizable value. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of handsets and accessories. Inventory cost includes amounts associated with non-income based taxes.
We analyze the net realizable value of handset and accessory inventory on a periodic basis. This analysis includes an assessment of the obsolescence of individual devices, our sales forecasts and other factors. For the six months ended December 31, 2015, we recorded losses related to inventory obsolescence of $2.2 million. In addition, for the years ended December 31, 2014 and 2013, we recorded losses related to inventory obsolescence of $29.3 million and $43.0 million, respectively, which includes $14.1 million in 2013 related to expected losses on firm purchase commitments. We did not record any losses related to inventory obsolescence during the six months ended June 30, 2015.
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
We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and network software and 3 to 10 years for software, office equipment, furniture and fixtures, and other, which includes non-network internal use software. We include depreciation expense on our capital leases in accumulated depreciation. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.
Construction in progress includes internal and external labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our wireless network. We do not depreciate assets under construction until they are ready for their intended use. We capitalize interest and other costs, including labor and software upgrades, which are applicable to the construction of, and significant improvements that enhance functionality to, our network equipment.
As of June 30, 2015, in connection with the implementation of fresh start accounting, we adjusted our property, plant and equipment to its estimated fair value and revised the depreciable lives. We will continue to periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.
During the fourth quarter of 2013, we reviewed the useful lives of our communication towers and determined that the useful lives of some of these towers should be increased to 30 years compared to the 10- or 15-year useful lives over which we were previously depreciating these sites. As a result of this change in useful lives, our depreciation expense decreased by $44.4 million in 2014.
Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our communication towers and network equipment from

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leased sites. We recognize an ARO, and the associated ARC, in the period in which it is incurred at fair value computed using discounted cash flow techniques. The liability is then accreted over time until the obligation is settled and the ARC is depreciated over the useful life of the related assets.
We make adjustments for changes to either the timing or amount of the estimated future settlement obligation in the period incurred. We recognize increases in the present value of the AROs as an additional liability and add this amount to the carrying amount of the associated ARC. We record decreases as a reduction in both the recorded liability and the carrying amount of the associated ARC. To the extent that the decrease in the recorded liability exceeds the carrying amount of the associated ARC, we record the excess as a component of operating income.
As of June 30, 2015, in connection with the implementation of fresh start accounting, we adjusted our AROs to their estimated fair value.
As of December 31, 2015 and 2014, our asset retirement obligations were as follows (in thousands):

Balance, January 1, 2014 — Predecessor Company	$22,643
New asset retirement obligations	4,052
Change in assumptions	(941)
Accretion	3,521
Settlement of asset retirement obligations	(6,895)
Foreign currency translation and other	(3,203)
Balance, December 31, 2014 — Predecessor Company	19,177
New asset retirement obligations	350
Accretion	1,321
Settlement of asset retirement obligations	(168)
Foreign currency translation and other	(2,011)
Balance, June 30, 2015 — Predecessor Company	18,669
Fresh start adjustments	5,024
Balance, July 1, 2015 — Successor Company	23,693
New asset retirement obligations	547
Accretion	1,688
Settlement of asset retirement obligations	(1,337)
Foreign currency translation and other	(4,949)
Balance, December 31, 2015 — Successor Company	$19,642
Derivative Financial Instruments.  We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During the six months ended December 31, 2015, the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, Nextel Brazil entered into derivative transactions to manage foreign currency risk on certain forecasted transactions. See Note 8 for additional information.
Valuation of Long-Lived Assets.  We review long-lived assets such as property, plant and equipment and identifiable intangible assets with definite useful lives, which include our telecommunications licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows of the asset or asset group is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset.
Intangible Assets.  Prior to our emergence from Chapter 11, intangible assets primarily consisted of our telecommunications licenses. We amortize our intangible assets using the straight-line method over the estimated benefit period. As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we recorded our intangible assets, which consisted of our telecommunications licenses, our exclusive right to use the Nextel tradename in Brazil and our customer relationships, at their estimated fair values. We calculate amortization on our licenses and our tradename using the straight-line

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method based on an estimated useful life of 26 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years.
In Brazil, licenses are customarily issued conditionally for specified periods of time ranging from 10 to 40 years, including renewals. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. In light of these uncertainties, we classify our licenses as definite lived intangible assets. In connection with the implementation of fresh start accounting, we revised the remaining estimated useful lives of our licenses to include renewal periods in cases where it is probable that a renewal will occur.
Revenue Recognition.  Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation.
Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, where applicable, variable charges for airtime usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA network, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize service revenue as service is provided. We recognize handset revenue when title and risk of loss passes to the customer.
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
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $30.9 million and $39.0 million in revenue-based taxes and other excise taxes, respectively. During the years ended December 31, 2014 and 2013, we recognized $101.0 million and $127.3 million in revenue-based taxes and other excise taxes, respectively.
Accounts Receivable. Accounts receivable represents amounts due from subscribers, net of an allowance for doubtful accounts, and includes amounts that have been billed to customers and amounts that have not yet been billed. Trade accounts receivable consists of fixed monthly charges, as well as charges for excess and roaming minutes used in arrears.
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. We estimate this allowance based on historical experience, aging of accounts receivable and recent collections trends. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.
Subscriber Related Direct Costs.  We recognize all costs of handset sales when title and risk of loss passes upon delivery of the handset to the subscriber.
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $21.6 million and $28.7 million for the six months ended December 31, 2015 and the six months ended June 30, 2015, respectively. We recognized $88.7 million and $54.4 million in advertising costs during the years ended December 31, 2014 and 2013, respectively.
Share-Based Compensation.  We measure and recognize compensation expense for all share-based compensation awards based on estimated fair values. We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for stock compensation. Under that guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award when settled in shares, and is recognized, net of estimated forfeitures, over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. See Note 12 for more information.
Net (Loss) Income Per Common Share, Basic and Diluted.  Basic net (loss) income per common share is computed by dividing adjusted net (loss) income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution of securities that could participate in our

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As presented for the six months ended December 31, 2015 and the six months ended June 30, 2015, we did not include 2.2 million and 4.8 million stock options, respectively, in our calculation of diluted net (loss) income from continuing operations per common share because their effect would have been antidilutive. In addition, for the six months ended December 31, 2015, we did not include an immaterial amount of restricted common shares in our calculation of diluted net (loss) income from continuing operations per common share because their effect would have been antidilutive. As presented for the years ended December 31, 2014 and 2013, we did not include 5.4 million or 10.8 million stock options, respectively, and 0.9 million or 2.8 million in restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive to our net loss from continuing operations per common share for those periods.
Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We recognize a valuation allowance on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized.
Reclassifications. We have reclassified some prior period amounts in our consolidated financial statements to conform to our current presentation.
New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new authoritative guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2018, and early application is permitted on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the new revenue recognition guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We early adopted this standard in the fourth quarter of 2015 and applied the requirements retroactively to all periods presented. The adoption of this standard resulted in the reclassification of $39.1 million from current deferred tax assets and $0.2 million from noncurrent deferred tax assets to a $39.3 million reduction in noncurrent deferred tax liabilities in our consolidated balance sheet as of December 31, 2014.

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient in the FASB’s fair value measurement guidance. We reviewed this authoritative guidance and have elected to early adopt as of the fourth quarter of 2015. We have applied the requirements of this guidance retroactively to all periods presented. The adoption of this standard did not have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." This guidance replaces the lower of cost or market test with a lower of cost and net realizable value test, which is intended to simplify the measurement of inventories. This standard is effective for periods beginning after December 15, 2016. We early adopted this standard as of the fourth quarter of 2015 and plan to apply the requirements of this guidance prospectively. We do not expect the adoption of this standard to have a material impact on our financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Impairment, Restructuring and Other Charges

Total impairment, restructuring and other charges for the six months ended December 31, 2015 and the six months ended June 30, 2015, as well as for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Brazil	$23,968	$28,072	$42,271	$24,515
Corporate	8,340	8,720	63,393	97,063
Total impairment, restructuring and other charges	$32,308	$36,792	$105,664	$121,578
Asset Impairments.
During the fourth quarter of 2015, we reviewed our Nextel Brazil segment for potential impairment using a probability-weighted cash flow analysis. Our estimation of undiscounted future cash flows was partially based on assumptions that we will be able to fund our business plan and that it is not probable that our Nextel Brazil segment will be disposed of. Based on our current estimated undiscounted future cash flows, we determined that the carrying value of our Nextel Brazil segment is recoverable.
During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $12.6 million and $31.1 million in non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of transmitter and receiver sites that are no longer required, retail store closures related to the realignment of distribution channels and the discontinuation of certain information technology projects in Brazil and at the corporate level.
In 2014, we evaluated strategic options for the next generation of our push-to-talk services and determined that, for one of these options, further development was no longer probable. As a result, we recognized a $42.8 million asset impairment charge which was recognized at the corporate level.
We also recognized a $6.4 million asset impairment charge at the corporate level related to the sale of our corporate aircraft in 2014.
During 2014, Nextel Brazil recognized $21.9 million in asset impairment charges, the majority of which related to the shutdown or abandonment of transmitter and receiver sites and retail store closures related to the realignment of its distribution channels.
In 2013, we discontinued the use of software previously developed to support our customer relationship management systems. As a result of this evaluation, we recognized an asset impairment charge of $76.3 million at the corporate level.

We also recognized a $5.9 million asset impairment at the corporate level in 2013 related to the discontinuation of the development of certain network features.

Restructuring and Other Charges.

During the six months ended December 31, 2015, Nextel Brazil recognized $8.4 million in restructuring charges related to future lease costs for certain transmitter and receiver sites that are no longer necessary in our business plan. In addition, during the six months ended December 31, 2015, we recognized $9.9 million in severance and other related costs in Brazil and at the corporate level as a result of the separation of employees. These actions included the termination of:

•	approximately 45 employees at the corporate level, all of whom were notified in the fourth quarter of 2015 of their severance date; and

•	approximately 700 employees in Brazil, all of whom were severed in the second half of 2015.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also recognized $5.4 million in severance and other related costs at the corporate level during the six months ended June 30, 2015 related to the separation of approximately 30 employees.
During 2014, we recognized $27.7 million in severance and related costs as a result of the termination of employees at the corporate level and in Brazil. These actions included the separation of:

•	approximately 85 employees at the corporate level, all of whom were severed in the second quarter of 2014; and

•	approximately 800 employees in Brazil, all of whom were severed in the third quarter of 2014.
We terminated these employees in an effort to streamline our organizational structure and reduce general and administrative expenses.
In 2009, we outsourced our network operations to a third party. During 2013, we restructured and amended this agreement, reduced the scope of the services provided, added terms to facilitate the transition of those services to us and established the terms on which further transitions of services and the termination of the arrangements could be implemented in each of our markets. Under the outsourcing agreements in effect prior to this restructuring, we classified a portion of the base contractual fees as a prepayment and were recognizing this prepayment over the life of the previous agreement. As a result of this restructuring, we recognized a non-cash charge of $23.8 million relating to the write-off of the remainder of the prepayment during 2013. In 2014, we settled certain refund claims related to this outsourcing agreement, which resulted in a restructuring benefit of $3.2 million.
During 2014, we recognized a $4.5 million charge related to the cessation of our utilization of certain network services in Brazil.
In 2013, we recognized $8.0 million in restructuring charges, the majority of which was related to the separation of approximately 50 employees at the corporate level, in connection with an organizational realignment plan that we designed to simplify the roles and responsibilities of both our headquarters and market organizations and to reduce general and administrative expenses.

During 2013, we recognized $6.8 million in contract termination costs incurred in connection with the sublease of certain excess space located in one of our corporate office buildings.

As of December 31, 2015, we had $3.2 million in unrecognized restructuring costs related to future service by employees that have been notified of their severance dates. In addition, as of December 31, 2015, the total of our accrued restructuring charges that we expect to pay in 2016 and 2017 was as follows (in thousands):

Balance, January 1, 2015 — Predecessor Company	$7,572
Restructuring and other charges	5,719
Cash payments	(8,457)
Balance, June 30, 2015 — Predecessor Company	$4,834
Restructuring and other charges	19,679
Cash payments	(7,654)
Balance, December 31, 2015 — Successor Company	$16,859

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Discontinued Operations

Sale of Nextel Argentina. On September 11, 2015, NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., both of which are indirect subsidiaries of NII Holdings, entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. We received the remaining cash consideration in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliate immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds.

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds from this sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified purchase price adjustments. The amount held in escrow is available for the indemnification of defined claims through April 2017. As of December 31, 2015, we had received notification for one indemnification claim in the amount of $6.5 million, and we intend to vigorously contest this claim.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. Entel has provided notice of potential claims for amounts greater than the $34.4 million that remained in escrow as of December 31, 2015 to satisfy these claims. We believe that the requirements for payment of certain indemnification claims have not been met at this time, and we intend to vigorously contest those claims. As of December 31, 2015, we accrued an immaterial amount related to the potential settlement of certain claims. The time period for additional claims against the amount held in escrow lapsed in February 2015.

In connection with the sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru, we have reported the results of these operating companies as discontinued operations in our consolidated financial statements. Accordingly, we reclassified Nextel Argentina's, Nextel Mexico's, Nextel Chile's and Nextel Peru's results of operations for all periods presented to reflect these former operating companies as discontinued operations. Unless otherwise noted, amounts included in these notes to our consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Operating revenues	$75,450	$599,038	$1,878,362	$2,774,505
Operating expenses	(60,863)	(675,245)	(2,423,218)	(2,950,596)
Other income (expense), net	1,159	(49,974)	(148,641)	(114,299)
Income (loss) before income tax provision	15,746	(126,181)	(693,497)	(290,390)
Income tax provision	(4,770)	(8,065)	(69,115)	(155,936)
	10,976	(134,246)	(762,612)	(446,326)
Income (loss) on disposal of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru	632	355,360	29,585	(2,848)
Income (loss) from discontinued operations, net of income taxes	$11,608	$221,114	$(733,027)	$(449,174)

The components of assets and liabilities related to discontinued operations as of December 31, 2014, all of which related to Nextel Argentina and Nextel Mexico, consisted of the following (in thousands):

ASSETS
Current assets
Cash and cash equivalents	$239,407
Short-term investments	43,548
Accounts receivable, less allowance for doubtful accounts of $24,266	142,545
Handset and accessory inventory	141,748
Prepaid expenses and other, net	130,731
Total current assets	697,979
Property, plant and equipment, net	1,080,228
Intangible assets, net	133,971
Other assets, net	83,344
Total assets	$1,995,522
LIABILITIES
Accounts payable	$147,162
Accrued expenses and other	219,369
Deferred revenues	60,176
Current portion of long-term debt	60,143
Long-term debt	526,980
Deferred income taxes and other long-term liabilities	97,928
Total liabilities	$1,111,758

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Cash collateral related to performance bonds	$47,450	$—
Value-added taxes	33,467	101,283
Other prepaid assets	11,934	52,323
Other current assets	39,683	44,860
	$132,534	$198,466

Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Land	$2,655	$3,903
Building and leasehold improvements	11,765	50,174
Network equipment, communication towers and network software	492,814	2,170,033
Software, office equipment, furniture and fixtures and other	65,747	378,256
Less: Accumulated depreciation and amortization	(59,987)	(1,392,528)
	512,994	1,209,838
Construction in progress	42,029	142,867
	$555,023	$1,352,705

See Note 2 for more information regarding the valuation of our property, plant and equipment in connection with the implementation of fresh start accounting.

Intangible Assets, Net.
Our intangible assets, net include the following:

		Successor Company			Predecessor Company
		December 31, 2015			December 31, 2014
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in thousands)
Amortizable intangible assets:
Licenses	26	$850,818	$(16,314)	$834,504	$783,783	$(113,630)	$670,153
Tradename	26	38,700	(744)	37,956	—	—	—
Customer relationships	4	23,042	(2,880)	20,162	—	—	—
		$912,560	$(19,938)	$892,622	$783,783	$(113,630)	$670,153

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the balance of our indefinite lived intangible assets was $18.0 million. See Note 2 for more information regarding the valuation of our intangible assets in connection with the implementation of fresh start accounting. In addition, the weighted average useful lives of the intangible assets we acquired during the six months ended December 31, 2015 and June 30, 2015 were 26 and 15 years, respectively.
Based on the carrying amount of our intangible assets as of December 31, 2015 and current exchange rates, we estimate amortization expense for each of the next five years to be as follows (in thousands):

Years	Estimated Amortization Expense
2016	$39,950
2017	39,950
2018	39,950
2019	37,070
2020	34,189
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Non-income based taxes	$33,097	$42,054
Network system and information technology	32,079	43,535
Payroll related items and commissions	31,734	38,829
Capital expenditures	25,182	64,459
Other	139,946	148,774
	$262,038	$337,651

Other Assets.
The components of our other long-term assets are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Restricted cash	$275,235	$88,404
Equity interest in Nextel Argentina	108,148	—
Cash collateral related to performance bonds	94,236	119,682
Other	76,622	164,826
	$554,241	$372,912

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash.
The components of our restricted cash, the majority of which were classified as other long-term assets in our consolidated balance sheets as of December 31, 2015 and 2014, are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Cash in escrow — Nextel Mexico sale	$186,593	$—
Brazil judicial deposits	54,289	46,215
Cash in escrow — Nextel Peru sale	34,353	41,782
Short-term cash in escrow — Nextel Argentina sale	6,000	—
Other	—	407
	$281,235	$88,404
Accumulated Other Comprehensive Loss.  As of December 31, 2015 and 2014, the tax impact on our accumulated other comprehensive loss was not material. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Cumulative foreign currency translation adjustment	$(245,779)	$(1,326,003)
Other	—	(5,350)
	$(245,779)	$(1,331,353)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information.

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
		(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$76,630	$88,485	$326,246	$387,286
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(4,018)	(19,282)	(92,884)	88,103
	$72,612	$69,203	$233,362	$475,389
Interest costs
Interest expense, net	$55,563	$82,820	$372,904	$455,539
Interest capitalized	2,142	2,556	27,712	70,891
	$57,705	$85,376	$400,616	$526,430

Fair value of licenses and other assets acquired	$4,018	$5,391	$31,861	$52,601
Cash paid for interest, net of amounts capitalized	$59,914	$65,598	$261,161	$348,509
Cash paid for income taxes	$—	$—	$—	$20,954
For the six months ended December 31, 2015, we had $25.0 million in non-cash investing activities, representing U.S. treasury notes that we received and cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Argentina. For the six months ended June 30, 2015, we had the following non-cash investing and financing activities:

•
$2,067.7 million in Successor Company common stock that we issued in partial satisfaction of certain claims that were settled in connection with our emergence from Chapter 11 (see Note 2 for more information); and

•	$187.5 million in restricted cash that we received, which represents cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico.
For the years ended December 31, 2014 and 2013, we had $170.9 million and $34.8 million, respectively, in non-cash financing activities, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans do not represent the outstanding principal balances. See Note 2 for more information. The components of our debt are as follows:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Brazil equipment financing	$339,850	$366,937
Brazil bank loans	240,396	343,915
Brazil capital lease and tower financing obligations	84,295	213,163
Other	526	1,256
Total debt	665,067	925,271
Less: current portion	(582,420)	(717,427)
	$82,647	$207,844

Brazil Bank Loans. In December 2011, Nextel Brazil borrowed the equivalent of $341.2 million from a Brazilian bank and utilized the proceeds of this borrowing to repay a portion of the unpaid purchase price relating to the spectrum it acquired in June 2011. Because this loan is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. In October 2012, Nextel Brazil entered into an additional Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million.
As of the December 31, 2014 measurement date, we were not in compliance with the net debt financial covenant included in each of Nextel Brazil's outstanding local bank loans. As a result, we classified these bank loans as current liabilities in our consolidated balance sheet as of December 31, 2014. In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally committed the lenders to sign further amendments to the terms of the local bank loans. Among other things, the amendments revised the financial covenants and principal repayment schedule for the loans, granted the lenders a security interest over amounts held in certain collection accounts maintained with each lender and increased the interest margin on the loans from approximately 115% of the local Brazilian borrowing rate to approximately 140% of this local rate. Certain of these amendments were implemented in connection with the standstill agreements and the remainder became effective in connection with our emergence from Chapter 11 proceedings. Subsequent to the amendments, both of these loan agreements have floating interest rates equal to 139.54% of the local Brazilian borrowing rate (19.74% as of December 31, 2015), have monthly repayment terms beginning in June 2016 and a final maturity of October 2019.
The amendments provided for a "covenant holiday" through December 31, 2015, during which time we were not required to comply with the financial covenants outlined in Nextel Brazil's local bank loan agreements. Going forward, Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 4.0 as of June 30, 2016, 3.5 as of December 31, 2016 and 2.5 as of June 30, 2017 and on each six-month anniversary thereafter.

In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook. Based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date.

If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our consolidated balance sheet as of December 31, 2015. As of December 31, 2015, we had $233.8 million principal amount outstanding under Nextel Brazil's local bank loans.
Brazil Equipment Financing Facility. In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil was able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network. A portion of this financing has a floating interest rate based on LIBOR plus 2.90% (3.75% and 3.16% as of December 31, 2015 and 2014, respectively), and the remainder of this financing has a floating interest rate based on LIBOR plus 1.80% (2.65% and 2.06% as of December 31, 2015 and 2014, respectively). This financing is guaranteed by NII Holdings and may limit our ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period, a seven-year repayment term that began in August 2015 and a final maturity of June 2022. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing facility are pledged as collateral.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our consolidated balance sheet as of December 31, 2015. As of December 31, 2015, we had $342.5 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this equipment financing facility.
Capital Leases and Tower Financing Obligations.
2013 Tower Transactions. In December 2013, Nextel Brazil sold 1,940 communication towers to American Tower for proceeds based on foreign currency exchange rates at the time of $348.0 million, subject to purchase price adjustments and guaranteed by NIIT, which is a wholly-owned subsidiary of NII Holdings. Nextel Brazil also sold 103 towers for proceeds of $18.6 million in June 2014, subject to purchase price adjustments and guaranteed by NIIT. In October 2014, upon the finalization of the purchase price adjustments, Nextel Brazil completed the sale of all of these towers and began accounting for this transaction as a sale-leaseback. As a result, Nextel Brazil recognized an immaterial loss on the sale of the towers as a component of operating income in the fourth quarter of 2014.
Site-Related Capital Lease Obligations. We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space.
Tower Financing Obligations.  From 2002 to 2008, we sold and subsequently leased back space on certain transmitter and receiver sites in Brazil. Due to our continuing involvement with these properties, we account for these transactions as financing arrangements. As a result, we did not recognize any gains from the sales of these towers under these arrangements, and we maintain the tower assets on our consolidated balance sheets. In addition, we recognized the proceeds received as financing obligations. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to the owner of the site as other operating revenues because of our continuing involvement with the tower assets. During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $3.6 million and $7.8 million in other operating revenues, respectively, related to these co-location lease arrangements. In addition, during the years ended December 31, 2014 and 2013, we recognized $19.8 million and $19.7 million, respectively, in other operating revenues related to these co-location lease arrangements.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities.
Because it is unlikely that we will be able to satisfy the applicable financial covenant in both of our local bank loans in Brazil as of the next compliance date on June 30, 2016 and because of the associated cross-default provisions included in Nextel Brazil's equipment financing facility, we classified the principal amounts outstanding under these facilities as due in 2016 for purposes of the table below. For the years subsequent to December 31, 2015, scheduled annual maturities of all debt outstanding are as follows (in thousands):

Year	Principal Repayments
2016	$576,723
2017	3,651
2018	3,637
2019	991
2020	1,661
Thereafter	74,426
Total	$661,089

8.    Fair Value Measurements
Nextel Argentina.
On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. In connection with the initial agreement, we issued a non-recourse promissory note in the amount of $85.0 million and pledged the remaining 51% of the equity interests in Nextel Argentina to Grupo Clarin. We recorded our retained 51% interest in Nextel Argentina as an equity method investment under the fair value option, which is included as a component of other assets in our consolidated balance sheet. As of December 31, 2015, we estimated the fair value of this investment to be $108.1 million. In addition, as of December 31, 2015, we recorded the non-recourse promissory note as a component of other long-term liabilities in our consolidated balance sheet at its estimated fair value of $108.1 million. This fair value estimate was based on the $178.0 million purchase price paid by Grupo Clarin, as adjusted for changes in excess cash from September 11, 2015 through December 31, 2015. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliate immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds. In connection with the completion of this transaction, the promissory note was canceled on January 27, 2016.
Available-for-Sale Securities.

As of December 31, 2015 and 2014, available-for-sale securities held by Nextel Brazil included $56.2 million and $81.4 million, respectively, in investment funds and $9.3 million and $28.6 million, respectively, in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the six months ended December 31, 2015 and the six months ended June 30, 2015, as well as during the years ended December 31, 2014 and 2013, we did not have any material unrealized gains or losses associated with these investments.

We account for our available-for-sale securities at fair value. The fair value of our Brazilian certificates of deposit is based on their current redemption amount and we classify these certificates of deposit within Level 2 of the fair value hierarchy. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. As of December 31, 2015, held-to-maturity investments included $18.1 million in short-term investments at NIIT in U.S. treasury notes. We account for held-to-maturity securities at amortized cost, which approximates the fair value observed in the market. These securities matured in February 2016. As of December 31, 2015, the fair value of our held-to-maturity investments was $18.0 million.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	Successor Company			Predecessor Company
	December 31,
	2015			2014
	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value
	(in thousands)
NII Capital Corp. senior notes, net (1)	$—	$—	$—	$2,750,000	$2,750,000	$648,500
NII International Telecom, S.C.A. senior notes, net (1)	—	—	—	1,600,000	1,600,000	1,166,500
Brazil equipment financing	342,475	339,850	340,189	366,937	366,937	337,295
Bank loans and other	234,320	240,922	229,366	345,171	345,171	275,655
	$576,795	$580,772	$569,555	$5,062,108	$5,062,108	$2,427,950
__________________________
(1) As of December 31, 2014, both our senior notes held by NII Capital Corp. and our senior notes held by NII International Telecom S.C.A. were classified as liabilities subject to compromise in our consolidated balance sheet.
We estimated the fair values of our senior notes using quoted market prices. Because our fair value measurement is based on market prices in an active market, we consider this Level 1 in the fair value hierarchy.
Bank loans and other consists primarily of loans with certain local banks in Brazil. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing facility in Brazil, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. As of December 31, 2015, we no longer had publicly traded bonds whose yield in prior periods was a significant input into our fair value measurement. As a result, we now consider our bank loans and other to be Level 3 in the fair value hierarchy rather than Level 2, which was what we considered these bank loans and other in prior periods.

Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities on our consolidated balance sheet at their fair value. As of December 31, 2015 and 2014, Nextel Brazil had an immaterial amount of derivative instruments that we classified as short-term investments in our consolidated balance sheets. We consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other expense, net in our consolidated statement of comprehensive (loss) income. For the six months ended December 31, 2015 and June 30, 2015, Nextel Brazil recognized $5.2 million and $6.3 million in net realized gains, respectively, resulting from the changes in the estimated fair value of these derivative instruments. The gains and losses we recognized in the years ended December 31, 2014 and 2013 were not material. In addition, for the six months ended December 31, 2015 and June 30, 2015, Nextel Brazil recorded an immaterial amount of unrealized losses resulting from the changes in the estimated fair value of these derivative instruments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

9.    Commitments and Contingencies

Capital and Operating Lease Commitments.
We have co-location capital lease obligations on some of our transmitter and receiver sites in Brazil. See Note 7 for further information regarding these agreements.
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from less than one to fifteen years and are generally renewable for additional terms. The remaining terms of our office leases range from less than one to ten years. During the six months ended December 31, 2015 and the six months ended June 30, 2015, total rent expense under operating leases was $76.4 million and $93.4 million, respectively. In addition, during the years ended December 31, 2014 and 2013, total rent expense under operating leases was $229.7 million and $193.3 million, respectively.
For years subsequent to December 31, 2015, future minimum payments for all capital and operating lease obligations that have initial or remaining noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2016	$45,410	$86,931	$132,341
2017	46,005	80,562	126,567
2018	39,500	73,099	112,599
2019	34,381	68,444	102,825
2020	34,448	64,017	98,465
Thereafter	554,347	491,101	1,045,448
Total minimum lease payments	754,091	864,154	1,618,245
Less: imputed interest	(669,796)	—	(669,796)
Total	$84,295	$864,154	$948,449
Handset, Equipment and Other Commitments.
We are a party to purchase agreements with various suppliers, under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of December 31, 2015, we are committed to purchase $536.8 million in total under these arrangements, $334.0 million of which we are committed to pay in 2016, $146.7 million of which we are committed to pay in 2017 and 2018, and the remaining $56.1 million of which we are committed to pay in 2019 and 2020. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on noncancelable quantities or termination amounts. We also purchase products and services as needed with no firm commitment. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.
Specifically, as of December 31, 2015, we are committed to purchase $156.4 million under a handset purchase agreement with one of our handset suppliers by the end of 2016. We do not expect that we will purchase all of the committed devices, but we have not recorded a liability for this contract because we do not believe it is probable that we will incur a loss under this handset purchase agreement.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brazil Spectrum Commitment.
In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30MHz of spectrum in the 1.8 GHz band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. Nextel Brazil received the license agreement on February 16, 2016 and is committed to pay 10% of the total acquisition price when this license agreement is signed.
Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of December 31, 2015 and 2014.
As of December 31, 2015 and 2014, Nextel Brazil had accrued liabilities of $57.7 million and $69.7 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities, of which $5.4 million and $8.0 million related to unasserted claims, respectively. We estimated the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $300.0 million as of December 31, 2015. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
In addition, as of December 31, 2015, we estimated the reasonably possible losses related to potential indemnification claims in connection with the sales of Nextel Mexico and Nextel Peru for which we have not accrued liabilities, as they are not deemed probable, to be approximately $41.0 million.
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
Undesignated Preferred Stock.  Our Board of Directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2015, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  In connection with our emergence from Chapter 11, our Board of Directors adopted an incentive compensation plan, which contemplates grants of up to 5,263,158 shares of our new common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our new common stock. Under the 2015 Incentive Compensation Plan, we had 194,807 shares of our common stock reserved for future issuance as of December 31, 2015, which assumes that the restricted stock units outstanding as of December 31, 2015 are settled in cash. As of December 31, 2015, common stock reserved for future issuance does not include 38,093 restricted stock units that were issued to employees of Nextel Argentina in 2015 that, if settled in shares of common stock, would reduce the shares available under our 2015 Incentive Compensation Plan by 57,140 shares. Subsequent to December 31, 2015, the Board of Directors agreed to settle the restricted stock units in cash.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes
The components of (loss) income from continuing operations before income taxes and the related income tax benefit (provision) are as follows (in thousands):

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
U.S.	$(1,820)	$1,745,628	$(340,545)	$(353,522)
Non-U.S.	(288,806)	(224,218)	(879,150)	(555,887)
Total	$(290,626)	$1,521,410	$(1,219,695)	$(909,409)

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Current:
Federal	$—	$—	$—	$—
State, net of Federal tax benefit	—	—	—	—
Foreign	2,502	(1,104)	(2,924)	(22,206)
Total current income tax benefit (provision)	2,502	(1,104)	(2,924)	(22,206)
Deferred:
Federal	(403)	(814)	(1,846)	(1,309)
State, net of Federal tax benefit	(45)	(91)	(206)	(146)
Foreign	2,961	—	—	(267,355)
Total deferred income tax benefit (provision)	2,513	(905)	(2,052)	(268,810)
Total income tax benefit (provision)	$5,015	$(2,009)	$(4,976)	$(291,016)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of (loss) income from continuing operations before income tax benefit (provision) is as follows:

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Statutory Federal tax rate	35%	35%	35%	35%
Reorganization items	—	(46)	—	—
Effect of foreign operations	(12)	—	(2)	(3)
Change in deferred tax asset valuation allowance	(20)	9	(35)	(66)
Other, net	(1)	2	2	2
Effective tax rate	2%	—	—	(32)%

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities consist of the following:

	Successor Company	Predecessor Company
	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$5,094,306	$4,107,058
Allowance for doubtful accounts	13,644	16,246
Accrued expenses	54,823	70,419
Accrual for contingent liabilities	18,413	21,944
Property, plant and equipment	147,774	98,254
Leasing related activity	3,543	51,150
Equity compensation	701	48,224
Long term debt	290,733	37,017
Inventory reserve	1,982	12,511
Debt discount	—	16,511
Other	34,033	22,185
	5,659,952	4,501,519
Valuation allowance	(5,513,387)	(4,447,133)
Total deferred tax asset	146,565	54,386
Deferred tax liabilities:
Intangible assets	149,749	1,634
Unremitted foreign earnings	—	54,386
Total deferred tax liability	149,749	56,020
Net deferred tax liability	$(3,184)	$(1,634)

As of December 31, 2015, we did not include any deferred tax liabilities for U.S. federal, state and foreign tax purposes with respect to future remittances of certain undistributed earnings as we currently have no intention to remit any undistributed earnings of our foreign subsidiaries in a taxable manner. If our foreign subsidiaries’ undistributed earnings are remitted to the U.S. as taxable dividends in the future, we could be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes.
As of December 31, 2015, we had $1.4 billion of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expire in various amounts beginning in 2027 through 2035. Due to our emergence from bankruptcy on June 26, 2015, the timing and manner in which we will utilize the net operating loss carryforwards in any year will be limited relating to changes in our ownership. The annual limitation is $40.2 million, and some of our net operating loss carryforwards will expire before use in the future due to this limitation.
As of December 31, 2015, our Brazilian subsidiaries had $947.5 million of net operating loss carryforwards that can be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
As of December 31, 2015, we had $14.4 billion of net operating loss carryforwards in our holding companies in Luxembourg that can be carried forward indefinitely. Our holding companies in Spain had $856.9 million of net operating loss carryforwards that can be carried forward 18 years, and our holding company in the Netherlands had an immaterial amount of net operating loss carryforwards that can be carried forward nine years. Given the nature of activities that are considered taxable in these jurisdictions and the activities engaged in by the holding companies, these net operating loss carryforwards will never be utilized by our holding companies and add no value to the company.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2015 and 2014 are as follows:

	Successor Company	Predecessor Company
	2015	2014
	(in millions)
Brazil	$723.4	$584.1
U.S.	359.8	457.5
Luxembourg	4,216.0	3,169.2
Spain	214.2	236.3
Total	$5,513.4	$4,447.1

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. As of December 31, 2015, we continued to record full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2016 and subsequent years.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: U.S. - 1999; Brazil - 2010, and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of our provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax accruals in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax accrual is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amounts of the recorded financial statement benefits and tax accruals reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

Unrecognized tax benefits are classified as non-current liabilities. The following table shows a reconciliation of our beginning and ending unrecognized tax benefits for 2015, 2014 and 2013 (in thousands):

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Unrecognized tax benefits beginning of period	$7,961	$8,336	$8,686	$35,639
Reductions for prior year tax positions	(1,777)	—	—	(26,519)
Foreign currency translation adjustment	(460)	(375)	(350)	(434)
Unrecognized tax benefits end of period	$5,724	$7,961	$8,336	$8,686

As of December 31, 2015, we did not have any unrecognized tax benefits that could potentially affect our future effective tax rate. As of December 31, 2014 and 2013, the unrecognized tax benefits that could potentially reduce our future effective tax rate, if recognized, were $1.8 million and $2.1 million, respectively.

We record interest and penalties associated with uncertain tax positions as a component of our income tax benefit (provision). During the six months ended December 31, 2015 and June 30, 2015, as well as for the years ended December 31, 2014 and 2013, we recognized an immaterial amount of interest and penalties as a component of our current income tax benefit (provision).

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reduced our unrecognized tax benefits by $1.8 million during the six months ended December 31, 2015 due to the expiration of the statute of limitations in Brazil. In addition, we reduced our unrecognized tax benefits by $26.5 million in 2013 due to the effective resolution of a tax position in the U.S.

12.     Employee Stock and Benefit Plans
In connection with our emergence from Chapter 11, NII Holdings canceled all shares of its common stock, preferred stock and other equity interests that existed prior to June 26, 2015. Our Board of Directors subsequently adopted an incentive compensation plan, which we refer to as the 2015 Incentive Compensation Plan. The 2015 Incentive Compensation Plan provides us with the ability to award stock options, restricted stock, restricted stock units, and cash-based incentives to our employees, directors and officers. The 2015 Incentive Compensation Plan contemplates grants of up to 5,263,158 shares of our new common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our new common stock. All grants or awards made under the 2015 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum term of ten years.
On the date of our emergence from Chapter 11, we made grants of 564,311 shares of restricted stock, 41,721 restricted stock units and 1,580,208 options to purchase shares of common stock. Subsequent to this date, we made grants of an additional 468,069 shares of restricted stock and 2,268,177 options to purchase shares of common stock. Stock options, restricted stock awards and restricted stock units are also granted to certain new employees on the later of the date of hire or the date that the grant is approved. In addition, under the provisions outlined in the 2015 Incentive Compensation Plan, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 40,000 shares in the aggregate for the plan year) and restricted stock/restricted stock unit awards (not to exceed 20,000 shares in aggregate for the plan year) to employees who are not executive officers.
Stock Option Awards
For the six months ended December 31, 2015 and June 30, 2015, as well as for the years ended December 31, 2014 and 2013, we recognized $1.0 million, $1.5 million, $4.0 million and $9.0 million, respectively, in share-based compensation expense related to stock options. The amounts recognized in our consolidated statement of comprehensive (loss) income for tax benefits related to share-based payment arrangements in 2015, 2014 and 2013 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses. As of December 31, 2015, there was $6.4 million in unrecognized compensation cost related to non-vested employee stock option awards, which includes the impact of assumed forfeitures. We expect this cost to be recognized over a weighted average period of 2.6 years. The amount of cash paid for exercises under all share-based payment arrangements was immaterial for the six months ended December 31, 2015 and June 30, 2015, as well as for the years ended December 31, 2014 and 2013.
As a result of the Company's emergence from Chapter 11 proceedings, all prior stock option awards granted under the 2012 Incentive Compensation Plan were canceled. Our stock options generally vest thirty-three percent per year over a three-year period. The following table summarizes stock option activity under the 2015 Incentive Compensation Plan, beginning on June 26, 2015:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Granted	3,848,385	$12.00
Exercised	—	—
Forfeited	(220,896)	$19.70
Outstanding, December 31, 2015	3,627,489	$11.53	8.94	—
Exercisable, December 31, 2015	120	$20.68	0.25	—
There were no options exercised during the period from June 26, 2015 to December 31, 2015. As of December 31, 2015, our vested stock options had an intrinsic value of zero. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. If a participant's employment is terminated without cause prior to the date options are available to be exercised, the participant shall receive stock options on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. If the participant does not exercise the pro-rata shares within 90 days of the employee's termination, the options are considered forfeited and are available for reissuance under the terms of the 2015 Incentive Compensation Plan.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $2.98 for each option granted during the period from June 26, 2015 to December 31, 2015, based on the following assumptions:

Successor Company
Period from June 26, 2015
to December 31, 2015
Risk free interest rate	1.71% - 2.05%
Expected stock price volatility	31.73% - 41.92%
Expected term in years	5.16 - 6.00
Expected dividend yield	—
The expected term of stock option awards granted represents the period that we expect our stock option awards will be outstanding and was determined based on a Monte Carlo model of stock prices and option disposition intensity. The intensity is based on models of stock price path, time dependent suboptimal voluntary exercise and post-vest termination. The risk free interest rate for the grant date of options granted is consistent with the zero-coupon U.S. Treasury rate curve. Expected volatility takes into consideration a blended historical and implied volatility of comparable companies' option contracts.
Restricted Stock and Restricted Stock Unit Awards
For the six months ended December 31, 2015 and June 30, 2015, as well as for the years ended December 31, 2014 and 2013, we recognized $1.9 million, $2.3 million, $10.4 million and $20.0 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. The amounts recognized in our consolidated statement of comprehensive (loss) income for tax benefits related to share-based payment arrangements for the six months ended December 31, 2015 and June 30, 2015, as well as for the years ended December 31, 2014 and 2013 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses.
As a result of the Company's emergence from Chapter 11 proceedings, all prior restricted stock awards and restricted stock units granted under the 2012 Incentive Compensation Plan were canceled. As of December 31, 2015, restricted stock represented both non-vested restricted stock awards and restricted stock units. Our restricted stock awards generally vest thirty-three percent per year over a three-year period. The following table summarizes restricted stock activity under the 2015 Incentive Compensation Plan, beginning on June 26, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Granted	1,074,101	$11.99
Vested	(1,224)	$13.88
Forfeited	(75,433)	$15.72
Restricted stock awards as of December 31, 2015	997,444	$11.71
If a participant's employment is terminated without cause prior to the vesting dates, the participant shall receive restricted stock on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. Any unvested shares are forfeited and available for reissuance under the terms of the 2015 Incentive Compensation Plan. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2015, there was $6.0 million in unrecognized compensation cost related to restricted stock, which includes the impact of assumed forfeitures. We expect this cost to be recognized over a weighted average period of 2.5 years. For the six months ended December 31, 2015, the value of our vested restricted stock awards was immaterial.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Segment Information
We have determined our reportable segment based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance and provide resources to it based on operating income before depreciation, amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Nextel Brazil is our only reportable segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Corporate and Eliminations		Consolidated
	(in thousands)
Six Months Ended December 31, 2015 - Successor Company
Operating revenues	$529,332	$102		$529,434
Segment losses	$(9,045)	$(26,100)		$(35,145)
Less:
Impairment, restructuring and other charges				(32,308)
Depreciation and amortization				(85,364)
Foreign currency transaction losses, net				(99,737)
Interest expense and other, net				(39,539)
Loss from continuing operations before reorganization items and income tax provision				$(292,093)
Capital expenditures	$72,112	$500		$72,612
Six Months Ended June 30, 2015 - Predecessor Company
Operating revenues	$683,611	$100		$683,711
Segment losses	$(75,234)	$(37,982)		$(113,216)
Less:
Impairment, restructuring and other charges				(36,792)
Depreciation and amortization				(153,878)
Foreign currency transaction losses, net				(63,948)
Interest expense and other, net				(67,630)
Loss from continuing operations before reorganization items and income tax provision				$(435,464)
Capital expenditures	$68,385	$818		$69,203
Year Ended December 31, 2014 - Predecessor Company
Operating revenues	$1,848,918	$36		$1,848,954
Segment losses	$(133,691)	$(123,141)		$(256,832)
Less:
Impairment, restructuring and other charges				(105,664)
Depreciation and amortization				(394,061)
Foreign currency transaction losses, net				(51,149)
Interest expense and other, net				(340,388)
Loss from continuing operations before reorganization items and income tax provision				$(1,148,094)
Capital expenditures	$218,855	$14,507		$233,362
Year Ended December 31, 2013 - Predecessor Company
Operating revenues	$2,208,034	$(4,994)		$2,203,040
Segment earnings (losses)	$311,129	$(176,642)		$134,487
Less:
Impairment, restructuring and other charges				(121,578)
Depreciation and amortization				(382,610)
Foreign currency transaction losses, net				(92,456)
Interest expense and other, net				(447,252)
Loss from continuing operations before income tax provision				$(909,409)
Capital expenditures	$461,458	$13,931		$475,389
December 31, 2015 - Successor Company
Identifiable assets	$1,989,753	$740,155		$2,729,908
December 31, 2014 - Predecessor Company
Identifiable assets	$2,953,525	$2,420,509	(1)	$5,374,034

(1) As of December 31, 2014, identifiable assets in the "Corporate and Eliminations" column include $1,995.5 million of total assets related to discontinued operations as a result of the sales of Nextel Argentina and Nextel Mexico. See Note 5 for more information.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Quarterly Financial Data (Unaudited)

	Predecessor Company		Successor Company
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2015
Operating revenues	$363,409	$320,302	$284,652	$244,782
Operating loss	(105,811)	(198,075)	(77,652)	(75,165)
Net (loss) income from continuing operations	(218,407)	1,737,808	(201,949)	(83,662)
Net (loss) income from discontinued operations	(91,111)	312,225	12,528	(920)
Net (loss) income from continuing operations, per common share, basic	$(1.27)	$10.04	$(2.02)	$(0.84)
Net (loss) income from discontinued operations, per common share, basic	$(0.53)	$1.80	$0.12	$(0.01)
Net (loss) income from continuing operations, per common share, diluted	$(1.27)	$10.03	$(2.02)	$(0.84)
Net (loss) income from discontinued operations, per common share, diluted	$(0.53)	$1.80	$0.12	$(0.01)

	Predecessor Company
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2014
Operating revenues	$461,881	$478,804	$476,264	$432,005
Operating loss	(151,876)	(232,411)	(212,596)	(159,674)
Net loss from continuing operations	(256,323)	(320,268)	(416,189)	(231,891)
Net loss from discontinued operations	(119,755)	(303,044)	(27,258)	(282,970)
Net loss from continuing operations, per common share, basic and diluted	$(1.49)	$(1.86)	$(2.41)	$(1.35)
Net loss from discontinued operations, per common share, basic and diluted	$(0.70)	$(1.76)	$(0.16)	$(1.64)
The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.
In September 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. In April 2015, we completed the sale of our Mexican operations to New Cingular Wireless, Inc., an indirect subsidiary of AT&T, Inc. In August 2014, we completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile, to Fucata. As a result of the sales of Nextel Argentina, Nextel Mexico and Nextel Chile, the quarterly amounts included above differ from the amounts originally included in our quarterly reports on Form 10-Q for each of the quarterly periods in 2014 and 2015.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY) (in thousands)

	Successor Company	Predecessor Company
	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$56,011	$106,747
Short-term intercompany receivables	1,202	27,803
Prepaid expenses and other	61	8,798
Total current assets	57,274	143,348
Intangible assets, net	37,956	18,000
Long-term intercompany receivables	281	1,453,150
Investment in subsidiaries	4,759,573	—
Other assets	1	946
Total assets	$4,855,085	$1,615,444
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise
Current liabilities
Short-term intercompany payables	$4,570	$—
Total current liabilities	4,570	—
Long-term intercompany payables	3,296,117	59,939
Other long-term liabilities	3,583	2,587
Total liabilities not subject to compromise	3,304,270	62,526
Liabilities subject to compromise	—	30,584
Intercompany liabilities subject to compromise	—	3,487,098
Total liabilities subject to compromise	—	3,517,682
Total stockholders’ equity (deficit)	1,550,815	(1,964,764)
Total liabilities and stockholders’ equity (deficit)	$4,855,085	$1,615,444

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (PARENT COMPANY ONLY) (in thousands)

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Operating revenues	$—	$—	$—	$—
Operating expenses
Selling, general and administrative	—	429	2,145	3,136
Depreciation and amortization	744	—	—	—
	744	429	2,145	3,136
Operating loss	(744)	(429)	(2,145)	(3,136)
Other (expense) income
Interest expense, net	—	(119)	(570)	(562)
Intercompany interest expense	(118,365)	(159,117)	(165,324)	(234,799)
Interest income	—	37	691	913
Intercompany interest income	97	125	—	1,340
Equity in (loss) income of affiliates	(160,444)	1,793,151	(1,805,438)	(1,473,856)
Other (expense) income, net	(3)	995	8,212	36,017
	(278,715)	1,635,072	(1,962,429)	(1,670,947)
(Loss) income before reorganization items and income tax benefit	(279,459)	1,634,643	(1,964,574)	(1,674,083)
Reorganization items	(373)	68,355	(291)	—
Income tax (provision) benefit	(448)	(1,002)	7,167	24,484
Net (loss) income from continuing operations	$(280,280)	$1,701,996	$(1,957,698)	$(1,649,599)
Income from discontinued operations, net of income taxes	6,277	38,519	—	—
Net (loss) income	$(274,003)	$1,740,515	$(1,957,698)	$(1,649,599)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(248,841)	$(205,899)	$(340,847)	$(334,893)
Reclassification adjustment for sale of Nextel Argentina, Nextel Chile and Nextel Mexico	(1,672)	421,953	(33,885)	—
Other	4,734	2,956	(544)	2,257
Other comprehensive (loss) income	(245,779)	219,010	(375,276)	(332,636)
Net (loss) income	(274,003)	1,740,515	(1,957,698)	(1,649,599)
Total comprehensive (loss) income	$(519,782)	$1,959,525	$(2,332,974)	$(1,982,235)

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY) (in thousands)

	Successor Company	Predecessor Company
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2015	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(274,003)	$1,740,515	$(1,957,698)	$(1,649,599)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	274,030	(1,735,521)	1,861,773	1,477,932
Net cash provided by (used in) operating activities	27	4,994	(95,925)	(171,667)
Cash flows from investing activities:
Changes in restricted cash and escrow accounts	—	—	25,300	(15,050)
Investments in subsidiaries	(29,690)	(61,405)	(180,712)	(191,526)
Return of investments in subsidiaries	35,315	23	—	—
Other, net	—	—	1,856	545
Net cash provided by (used in) investing activities	5,625	(61,382)	(153,556)	(206,031)
Cash flows from financing activities:
Other, net	—	—	(86)	(1,010)
Net cash used in financing activities	—	—	(86)	(1,010)
Net increase (decrease) in cash and cash equivalents	5,652	(56,388)	(249,567)	(378,708)
Cash and cash equivalents, beginning of period	50,359	106,747	356,314	735,022
Cash and cash equivalents, end of period	$56,011	$50,359	$106,747	$356,314

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1.    Basis of Presentation

NII Holdings, Inc., or NII Holdings, our parent company, is a holding company that conducts substantially all of its business operations through Nextel Brazil. See Note 1 to our consolidated financial statements for more information. As specified in Nextel Brazil's local financing agreements, there are restrictions on the parent company's ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. Substantially all of the consolidated net assets of NII Holdings and its subsidiaries are restricted. These condensed financial statements have been presented on a "parent company only" basis. In accordance with this parent company only presentation, we have presented our parent company's investments in consolidated subsidiaries under the equity method. These condensed parent company only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.    Dividends From Subsidiaries

NII Holdings' consolidated subsidiaries did not declare any dividends to the parent company during the six months ended December 31, 2015, the six months ended June 30, 2015 or the year ended December 31, 2014. For the year ended December 31, 2013, NII Holdings' consolidated subsidiaries declared and paid $49.9 million in cash dividends to the parent company.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)		Balance at End of Period
Six Months Ended December 31, 2015 — Successor Company
Allowance for doubtful accounts	$—	$32,279	$6,754	(2)	$39,033
Valuation allowance for deferred tax assets	$4,388,792	$1,233,012	$(108,417)		$5,513,387
Six Months Ended June 30, 2015 — Predecessor Company
Allowance for doubtful accounts	$30,749	$65,396	$(96,145)	(3)	$—
Valuation allowance for deferred tax assets	$4,447,133	$22,828	$(81,169)		$4,388,792
Year Ended December 31, 2014 — Predecessor Company
Allowance for doubtful accounts	$35,458	$57,418	$(62,127)		$30,749
Valuation allowance for deferred tax assets	$4,145,002	$340,425	$(38,294)		$4,447,133
Year Ended December 31, 2013 — Predecessor Company
Allowance for doubtful accounts	$88,854	$77,528	$(130,924)		$35,458
Valuation allowance for deferred tax assets	$329,930	$3,861,615	$(46,543)		$4,145,002
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

(2)	Includes the impact of cash collections subsequent to the implementation of fresh start accounting.

(3)	Includes the impact of a $50.6 million reduction to allowance for doubtful accounts resulting from the application of fresh start accounting.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	8-K	2.1	6/22/2015
3.1	Amended and Restated Certificate of Incorporation of NII Holdings.	S-8	3.1	06/26/15
3.2	Fifth Amended and Restated Bylaws of NII Holdings.	S-8	3.2	06/26/15
4.1	Registration Rights Agreement, dated June 26, 2015, by and among NII Holdings and the stockholders party thereto.	8-K	10.1	06/30/15
10.1	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings.	10-Q	10.1	11/08/11
10.2	Amendment No. 3 to Fourth Amended and Restated Trademark License Agreement with Nextel Communications, Inc. and NII Holdings, dated June 1, 2015.				*
10.3	Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, dated April 4, 2013.	8-K	10.1	04/04/13
10.4	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Comunicaciones de Mexico S.A. de C.V., Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings.	8-K	10.1	01/26/15
10.5	Binding Offer #2015/075/NXT and Call Option delivered by Grupo Clarin S.A. to NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., including acceptances from NII Mercosur Telecom, S.L.U., NII Mercosur Moviles, S.L.U. and NII Holdings, dated September 11, 2015.	10-Q	10.1	11/05/15
10.6
Offer letter dated October 9, 2015 delivered by NII Mercosur Telecom S.L.U. and NII Mercosur Móviles S.L.U. to Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc. to amend the Binding Offer #2015/075/NXT, including acceptance letters from Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc.
					*
10.7
Offer letter dated January 27, 2016 delivered by NII Mercosur Telecom S.L.U. and NII Mercosur Móviles S.L.U. to Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc. to amend the Binding Offer #2015/075/NXT, including acceptance letters from Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc.
					*
10.8	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K	99.3	02/28/14
10.9	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K	99.4	02/28/14
10.10	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K/A	99.9	02/28/14

10.11	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K/A	99.10	02/28/14
10.12	Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K	99.13	03/10/15
10.13	Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K	99.14	03/10/15
10.14
Parent Guaranty, dated April 20, 2012, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.
					*
10.15	Amendment to Parent Guaranty, dated December 5, 2014, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.10	06/30/15
10.16
Shareholder Undertaking Agreement, dated April 20, 2012, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation (as Sinosure Administrative Agent and Non-Sinosure Administrative Agent).
					*
10.17	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal.	10-K	99.5	02/28/14
10.18	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.	8-K	10.6	06/30/15
10.19	Amendment No. 2 to Bank Credit Certificate, dated January 25, 2015, between Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.7	06/30/15
10.20	Bank Credit Certificate, dated December 31, 2012, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	10-K	99.6	02/28/14
10.21	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.8	06/30/15
10.22	Amendment No. 2 to Bank Credit Certificate, dated June 25, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	8-K	10.9	06/30/15
10.23(+)	NII Holdings Severance Plan.	10-K	10.16	02/28/13
10.24(+)	NII Holdings Change of Control Severance Plan.	8-K	10.2	12/22/15
10.25(+)	NII Holdings 2015 Incentive Compensation Plan.	S-8	4.1	06/26/15
10.26(+)	Form of Restricted Stock Award Agreement (Employees).	8-K	10.3	06/30/15
10.27(+)	Form of Nonqualified Stock Option Agreement (Employees).	8-K	10.4	06/30/15
10.28(+)	Form of Restricted Stock Award Agreement (Directors).	10-Q	10.4	11/05/15
10.29(+)	Form of Separation and Release Agreement for Certain Executives.	8-K	10.1	12/22/15
10.30(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013.	8-K	10.1	05/02/13
10.31(+)	International Assignment Agreement between NII Holdings and Gokul Hemmady.	8-K	10.1	07/12/13
10.32(+)	Form of Director and Executive Officer Indemnification Agreement.				*
10.33(+)	Separation and Release Agreement between NII Holdings and Juan Figuereo, dated June 30, 2015.	10-Q	10.12	08/07/15
10.34(+)	Separation and Release Agreement between NII Holdings and Gokul Hemmady, dated August 20, 2015.	10-Q	10.5	11/05/15
10.35(+)	Second Separation and Release Agreement between NII Holdings and Gokul Hemmady, dated August 20, 2015.	10-Q	10.6	11/05/15

10.36(+)	Brazilian Legal Severance for Gokul Hemmady paid by Nextel Telecomunicações Ltda.				*
10.37(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho, dated August 25, 2015.				*
16.1	PricewaterhouseCoopers LLP Letter of Concurrence, dated March 4, 2014.	8-K	16.1	03/05/14
21.1	Subsidiaries of NII Holdings.				*
23.1	Consent of KPMG LLP.				*
23.2	Consent of PricewaterhouseCoopers LLP.				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.