Form 10-K/A
period 2015-12-31
NII HOLDINGS INC
filed 2016-05-10
CIK 1037016

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 6, 2016
Common Stock, $0.001 par value per share	100,896,091

EXPLANATORY NOTE

NII Holdings, Inc., or the Company, is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 3, 2016. The purpose of this Form 10-K/A is solely to report an additional material weakness in the Company's internal control over financial reporting.
In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016, we determined that an error existed in the consolidated financial statements included in our Form 10-K. Specifically, selling, general and administrative expenses for the six months ended December 31, 2015 were understated by $6.9 million as the result of a failure to properly accrue expenses for services Nextel Brazil received under a management consulting services arrangement. We evaluated this error under the SEC's authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we have determined that the impact of this error on our consolidated financial statements is immaterial. However, since the correction of this error in the first quarter of 2016 would have been material to our results of operations for the three months ended March 31, 2016 and may be material to our results of operations for the year ending December 31, 2016, we plan to revise the consolidated balance sheet as of December 31, 2015 contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 in order to correct this error. This error resulted from a material weakness in the Company's internal control over financial reporting in our Brazil segment related to multiple control deficiencies that we believe existed as of December 31, 2015. Accordingly, we hereby amend and replace in its entirety Part II. Item 9A. Controls and Procedures of the Form 10-K.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART II

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC, and that such information is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2015, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to two material weaknesses in the Company's internal control over financial reporting in Brazil, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that creates a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management identified two material weaknesses in the Company’s internal controls. As a result, management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective.

The first material weakness relates to certain deficiencies in Nextel Brazil’s control environment and risk assessment processes. This material weakness was initially disclosed during the quarter ended September 30, 2014. Nextel Brazil did not establish an effective control environment and monitoring activities, including an organizational structure with sufficiently trained resources where supervisory roles, responsibilities and monitoring activities were aligned with financial reporting objectives. Subsequently, significant turnover disrupted staffing throughout the organization, particularly within the accounting function, and management had difficulty attracting and retaining employees technically qualified to comply with U.S. GAAP reporting requirements. As described below, management has taken numerous actions since then to improve the control environment, including implementing a new organizational structure and hiring additional accounting professionals. We continue to monitor the maturity of Nextel Brazil’s newly implemented organizational structure and resources.

This material weakness has resulted in multiple deficiencies and significant deficiencies in process level control activities primarily related to accounting for revenue, accounts receivable, bad debt expense and leases. The deficiencies resulted in immaterial misstatements and were primarily the result of the inappropriate application of U.S. GAAP, the failure to consistently perform account reconciliations and a lack of controls over the completeness and accuracy of data used in accounting calculations.

During the three months ended March 31, 2016, management identified an additional material weakness in the Company’s internal control over financial reporting in Brazil that existed as of December 31, 2015 related to multiple control deficiencies that resulted in certain expenses not being recorded in the fourth quarter of 2015. The control deficiencies include violation of procurement and payment policies, lack of tone at the top, and lack of communication regarding the entry into a significant arrangement by Nextel Brazil senior management. We plan to correct an immaterial error in our financial statements as a result of this material weakness.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. As a result, we performed additional procedures to mitigate the impact of these deficiencies on our consolidated financial statements, including reviews and validations performed by staff at our headquarters office who were not part of the financial close process in Brazil.

Plan for Remediation of Nextel Brazil's Material Weaknesses

The Audit Committee of our Board of Directors has hired a third party adviser to further assess the facts and assist us in the development of a remediation plan to address the material weakness identified in the first quarter of 2016.

In order to remediate Nextel Brazil's material weakness that was initially disclosed during the three months ended September 30, 2014, the Company, led by our chief financial officer and the chief financial officer of Nextel Brazil, are implementing and monitoring the following actions in Brazil:

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

Changes in Internal Control over Financial Reporting

Other than the additional material weakness discussed above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

May 10, 2016	By:	/s/ SHANA C. SMITH
Shana C. Smith Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	8-K	2.1	6/22/2015
3.1	Amended and Restated Certificate of Incorporation of NII Holdings.	S-8	3.1	06/26/15
3.2	Fifth Amended and Restated Bylaws of NII Holdings.	S-8	3.2	06/26/15
4.1	Registration Rights Agreement, dated June 26, 2015, by and among NII Holdings and the stockholders party thereto.	8-K	10.1	06/30/15
10.1	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings.	10-Q	10.1	11/08/11
10.2	Amendment No. 3 to Fourth Amended and Restated Trademark License Agreement with Nextel Communications, Inc. and NII Holdings, dated June 1, 2015.	10-K	10.2	03/03/16
10.3	Stock Purchase Agreement by and among Entel Inversiones, S.A., Empresa Nacional de Telecomunicaciones S.A., NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII Holdings, dated April 4, 2013.	8-K	10.1	04/04/13
10.4	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Comunicaciones de Mexico S.A. de C.V., Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings.	8-K	10.1	01/26/15
10.5	Binding Offer #2015/075/NXT and Call Option delivered by Grupo Clarin S.A. to NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., including acceptances from NII Mercosur Telecom, S.L.U., NII Mercosur Moviles, S.L.U. and NII Holdings, dated September 11, 2015.	10-Q	10.1	11/05/15
10.6	Offer letter dated October 9, 2015 delivered by NII Mercosur Telecom S.L.U. and NII Mercosur Móviles S.L.U. to Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc. to amend the Binding Offer #2015/075/NXT, including acceptance letters from Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc.	10-K	10.6	03/03/16
10.7	Offer letter dated January 27, 2016 delivered by NII Mercosur Telecom S.L.U. and NII Mercosur Móviles S.L.U. to Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc. to amend the Binding Offer #2015/075/NXT, including acceptance letters from Cablevisión S.A., Televisión Dirigida S.A., Grupo Clarín S.A. and NII Holdings, Inc.	10-K	10.7	03/03/16
10.8	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K	99.3	02/28/14
10.9	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K	99.4	02/28/14
10.10	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K/A	99.9	02/28/14

10.11	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K/A	99.10	02/28/14
10.12	Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K	99.13	03/10/15
10.13	Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K	99.14	03/10/15
10.14	Parent Guaranty, dated April 20, 2012, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	10-K	10.14	03/03/16
10.15	Amendment to Parent Guaranty, dated December 5, 2014, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.10	06/30/15
10.16	Shareholder Undertaking Agreement, dated April 20, 2012, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation (as Sinosure Administrative Agent and Non-Sinosure Administrative Agent).	10-K	10.16	03/03/16
10.17	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal.	10-K	99.5	02/28/14
10.18	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.	8-K	10.6	06/30/15
10.19	Amendment No. 2 to Bank Credit Certificate, dated January 25, 2015, between Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.7	06/30/15
10.20	Bank Credit Certificate, dated December 31, 2012, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	10-K	99.6	02/28/14
10.21	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.8	06/30/15
10.22	Amendment No. 2 to Bank Credit Certificate, dated June 25, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	8-K	10.9	06/30/15
10.23(+)	NII Holdings Severance Plan.	10-K	10.16	02/28/13
10.24(+)	NII Holdings Change of Control Severance Plan.	8-K	10.2	12/22/15
10.25(+)	NII Holdings 2015 Incentive Compensation Plan.	S-8	4.1	06/26/15
10.26(+)	Form of Restricted Stock Award Agreement (Employees).	8-K	10.3	06/30/15
10.27(+)	Form of Nonqualified Stock Option Agreement (Employees).	8-K	10.4	06/30/15
10.28(+)	Form of Restricted Stock Award Agreement (Directors).	10-Q	10.4	11/05/15
10.29(+)	Form of Separation and Release Agreement for Certain Executives.	8-K	10.1	12/22/15
10.30(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013.	8-K	10.1	05/02/13
10.31(+)	International Assignment Agreement between NII Holdings and Gokul Hemmady.	8-K	10.1	07/12/13
10.32(+)	Form of Director and Executive Officer Indemnification Agreement.	10-K	10.32	03/03/16
10.33(+)	Separation and Release Agreement between NII Holdings and Juan Figuereo, dated June 30, 2015.	10-Q	10.12	08/07/15
10.34(+)	Separation and Release Agreement between NII Holdings and Gokul Hemmady, dated August 20, 2015.	10-Q	10.5	11/05/15
10.35(+)	Second Separation and Release Agreement between NII Holdings and Gokul Hemmady, dated August 20, 2015.	10-Q	10.6	11/05/15

10.36(+)	Brazilian Legal Severance for Gokul Hemmady paid by Nextel Telecomunicações Ltda.	10-K	10.36	03/03/16
10.37(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho, dated August 25, 2015.	10-K	10.37	03/03/16
16.1	PricewaterhouseCoopers LLP Letter of Concurrence, dated March 4, 2014.	8-K	16.1	03/05/14
21.1	Subsidiaries of NII Holdings.	10-K	21.1	03/03/16
23.1	Consent of KPMG LLP.	10-K	23.1	03/03/16
23.2	Consent of PricewaterhouseCoopers LLP.	10-K	23.2	03/03/16
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	10-K	32.1	03/03/16
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	10-K	32.2	03/03/16
101	The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.	10-K	101	03/03/16
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.