Form 10-Q
period 2016-03-31
NII HOLDINGS INC
filed 2016-05-10
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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

NII HOLDINGS, INC. AND SUBSIDIARES
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets — As of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) — For the Three Months Ended March 31, 2016 (Successor Company) and March 31, 2015 (Predecessor Company)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity — For the Three Months Ended March 31, 2016 (Successor Company)	5
Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2016 (Successor Company) and March 31, 2015 (Predecessor Company)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

Part II. Other Information	35
Item 1. Legal Proceedings	35
Item 2. Issuer Purchases of Equity Securities	35
Item 6. Exhibits	36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	Successor Company
	March 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$332,688	$342,184
Short-term investments	35,000	84,317
Accounts receivable, net of allowance for doubtful accounts of $49,298 and $39,033	155,153	144,629
Handset and accessory inventory	18,456	24,358
Prepaid expenses and other	145,668	132,534
Total current assets	686,965	728,022
Property, plant and equipment, net	582,172	555,023
Intangible assets, net	962,907	892,622
Other assets	471,816	554,241
Total assets	$2,703,860	$2,729,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,984	$43,765
Accrued expenses and other	274,084	268,858
Deferred revenues	9,479	10,386
Current portion of long-term debt	581,448	582,420
Total current liabilities	920,995	905,429
Long-term debt	90,279	82,647
Other long-term liabilities	99,635	197,837
Total liabilities	1,110,909	1,185,913
Commitments and contingencies (Note 8)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,006 shares issued and outstanding	100	100
Paid-in capital	2,072,537	2,070,497
Accumulated deficit	(317,471)	(280,883)
Accumulated other comprehensive loss	(162,215)	(245,719)
Total stockholders’ equity	1,592,951	1,543,995
Total liabilities and stockholders’ equity	$2,703,860	$2,729,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, except per share amounts) Unaudited

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Operating revenues
Service and other revenues	$220,602	$340,682
Handset and accessory revenues	5,955	22,726
	226,557	363,408
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	90,024	130,102
Cost of handsets and accessories	11,166	55,774
Selling, general and administrative	133,411	195,878
Impairment, restructuring and other charges	5,915	7,296
Depreciation	30,110	66,086
Amortization	9,995	14,083
	280,621	469,219
Operating loss	(54,064)	(105,811)
Other (expense) income
Interest expense, net	(25,222)	(35,273)
Interest income	9,724	6,438
Foreign currency transaction gains (losses), net	39,642	(78,508)
Other (expense) income, net	(2,496)	9,237
	21,648	(98,106)
Loss from continuing operations before reorganization items and income tax provision	(32,416)	(203,917)
Reorganization items (Note 2)	(375)	(13,609)
Income tax provision	(16)	(881)
Net loss from continuing operations	(32,807)	(218,407)
Loss from discontinued operations, net of income taxes	(3,781)	(91,110)
Net loss	$(36,588)	$(309,517)

Net loss from continuing operations per common share, basic and diluted	$(0.33)	$(1.27)
Net loss from discontinued operations per common share, basic and diluted	(0.04)	(0.53)
Net loss per common share, basic and diluted	$(0.37)	$(1.80)

Weighted average number of common shares outstanding, basic and diluted	100,005	172,363

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$83,504	$(235,248)
Other	—	3,363
Other comprehensive income (loss)	83,504	(231,885)
Net loss	(36,588)	(309,517)
Total comprehensive income (loss)	$46,916	$(541,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015 — Successor Company	100,001	100	2,070,497	(280,883)	(245,719)	1,543,995
Net loss	—	—	—	(36,588)	—	(36,588)
Other comprehensive income	—	—	—	—	83,504	83,504
Share-based compensation activity	5	—	2,040	—	—	2,040
Balance, March 31, 2016 — Successor Company	100,006	$100	$2,072,537	$(317,471)	$(162,215)	$1,592,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash flows from operating activities:
Net loss	$(36,588)	$(309,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,781	91,110
Amortization of debt (premiums) discounts and financing costs	(48)	4,545
Depreciation and amortization	40,105	80,169
Provision for losses on accounts receivable	19,650	20,461
Foreign currency transaction (gains) losses, net	(39,642)	78,508
Impairment charges, restructuring charges and losses on disposals of fixed assets	920	6,197
Share-based payment expense	1,868	1,116
Other, net	2,688	(11,500)
Change in assets and liabilities:
Accounts receivable	(15,816)	(21,550)
Prepaid value-added taxes	11,850	(9,341)
Handset and accessory inventory	7,597	(4,092)
Prepaid expenses and other	(5,629)	(1,409)
Other long-term assets	(3,128)	19,703
Accrued value-added taxes	(2,248)	7,115
Other long-term liabilities	3,299	3,506
Accounts payable, accrued expenses, deferred revenues and other	(6,819)	(32,464)
Total operating cash used in continuing operations	(18,160)	(77,443)
Total operating cash used in discontinued operations	—	(93,412)
Net cash used in operating activities	(18,160)	(170,855)
Cash flows from investing activities:
Capital expenditures	(8,436)	(45,781)
Purchases of investments	(216,488)	(342,867)
Proceeds from sales of investments	271,106	333,055
Change in restricted cash, escrow accounts and other deposits	(8,578)	(5,939)
Other, net	(1,781)	(3,990)
Total investing cash provided by (used in) continuing operations	35,823	(65,522)
Total investing cash used in discontinued operations	(2,163)	(51,344)
Net cash provided by (used in) investing activities	33,660	(116,866)
Cash flows from financing activities:
Net proceeds from debtor-in-possession loan	—	340,375
Repayments under equipment financing facility	(24,413)	—
Repayments under tower financing and other	(243)	(1,632)
Total financing cash (used in) provided by continuing operations	(24,656)	338,743
Total financing cash used in discontinued operations	—	(2,823)
Net cash (used in) provided by financing activities	(24,656)	335,920
Effect of exchange rate changes on cash and cash equivalents	(340)	(5,056)
Change in cash and cash equivalents related to discontinued operations	—	88,079
Net (decrease) increase in cash and cash equivalents	(9,496)	131,222
Cash and cash equivalents, beginning of period	342,184	334,194
Cash and cash equivalents, end of period	$332,688	$465,416

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2015. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016, we determined that an error existed in our previously issued financial statements. Specifically, selling, general and administrative expenses for the six months ended December 31, 2015 were understated by $6.9 million as the result of a failure to properly accrue expenses for services Nextel Brazil received under a management consulting services arrangement. We evaluated this error under the SEC's authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we have determined that the impact of this error on our prior period consolidated financial statements is immaterial. However, since the correction of this error in the first quarter of 2016 would have been material to our results of operations for the three months ended March 31, 2016 and may be material to our results of operations for the year ending December 31, 2016, we revised our prior period financial statements to correct this error herein.
As a result of the correction of this error, as of December 31, 2015, accrued expenses and other increased by $6.8 million, accumulated deficit increased by $6.9 million and accumulated other comprehensive loss decreased by $0.1 million. Although not presented herein, for the six months ended December 31, 2015, this error resulted in a $6.9 million increase to selling, general and administrative expenses, operating loss, loss from continuing operations before reorganization items and income tax benefit, net loss from continuing operations and net loss. In addition, for the six months ended December 31, 2015, the correction of this error also resulted in a $0.07 increase in both net loss from continuing operations per basic and diluted common share and net loss per basic and diluted common share. This error did not relate to any periods prior to the six months ended December 31, 2015.
Sales of Nextel Argentina and Nextel Mexico. On April 30, 2015, we completed the sale of our operations in Mexico to New Cingular Wireless, Inc., or New Cingular Wireless, an indirect subsidiary of AT&T, Inc., or AT&T. In addition, on September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin S.A., or Grupo Clarin, relating to the sale of all of the outstanding equity interests of Nextel Argentina, which was completed on January 27, 2016. See Note 4 for more information on these sales. In connection with these transactions, we have presented Nextel Argentina's and Nextel Mexico's results for all periods as discontinued operations in this quarterly report on Form 10-Q.
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
We have an obligation to meet a net debt financial covenant in Nextel Brazil's local bank loans that will apply semiannually beginning on June 30, 2016. We have made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook, but based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements at the June 30, 2016 measurement date. We will need to refinance or negotiate amendments to these

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. As of March 31, 2016, we had $256.5 million principal amount outstanding under Nextel Brazil's local bank loans and $318.0 million principal amount outstanding under Nextel Brazil’s equipment financing facility. See Note 6 for more information.
Because it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loans and because of the cross-default provisions included in Nextel Brazil's equipment financing facility as described above, we concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of March 31, 2016.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. We early adopted this ASU in the first quarter of 2016. Under the new guidance, we made an accounting policy election to recognize the impact of forfeited awards on compensation expense when they occur, rather than initially reducing expense for an estimate of future forfeitures. This policy was applied using a modified retrospective approach and resulted in an immaterial cumulative effect adjustment to retained earnings.

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

Reorganization items for the three months ended March 31, 2016 were immaterial. Reorganization items for the three months ended March 31, 2015 consisted of $13.6 million in Chapter 11-related professional fees and other costs.

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	Successor Company
	March 31, 2016	December 31, 2015
	(in thousands)
Cash collateral related to performance bonds	$61,174	$47,450
Value-added taxes	31,468	33,467
Other prepaid assets	15,867	11,934
Other current assets	37,159	39,683
	$145,668	$132,534

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
During the three months ended March 31, 2016 and 2015, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	Successor Company
	March 31, 2016	December 31, 2015
	(in thousands)
Land	$2,913	$2,655
Building and leasehold improvements	12,955	11,765
Network equipment, communication towers and network software	551,170	492,814
Software, office equipment, furniture and fixtures and other	75,336	65,747
Less: Accumulated depreciation	(98,130)	(59,987)
	544,244	512,994
Construction in progress	37,928	42,029
	$582,172	$555,023

Intangible Assets, Net.
Our intangible assets include the following:

		Successor Company
		March 31, 2016			December 31, 2015
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$931,659	$(26,878)	$904,781	$850,818	$(16,314)	$834,504
Tradename	26	38,700	(1,116)	37,584	38,700	(744)	37,956
Customer relationships	4	25,282	(4,740)	20,542	23,042	(2,880)	20,162
		$995,641	$(32,734)	$962,907	$912,560	$(19,938)	$892,622
Based on the carrying amount of our intangible assets as of March 31, 2016 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2016	$42,727
2017	43,642
2018	43,642
2019	40,482
2020	37,321
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash.
The components of our restricted cash, almost all of which were classified as other assets in our consolidated balance sheet as of March 31, 2016 and December 31, 2015, are as follows:

	Successor Company
	March 31, 2016	December 31, 2015
	(in thousands)
Cash in escrow — Nextel Mexico sale	$186,617	$186,593
Brazil judicial deposits	67,009	54,289
Cash in escrow — Nextel Peru sale	34,356	34,353
Short-term cash in escrow — Nextel Argentina sale	6,000	6,000
	$293,982	$281,235

Other Assets.
The components of our other long-term assets are as follows:

	Successor Company
	March 31, 2016	December 31, 2015
	(in thousands)
Restricted cash	$287,982	$275,235
Cash collateral related to performance bonds	99,491	94,236
Equity interest in Nextel Argentina	—	108,148
Other	84,343	76,622
	$471,816	$554,241
Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company
	March 31, 2016	December 31, 2015
	(in thousands)
Network system and information technology	$48,472	$32,079
Payroll related items and commissions	34,656	31,734
Non-income based taxes	32,333	33,097
Capital expenditures	18,336	25,182
Other	140,287	146,766
	$274,084	$268,858
Accumulated Other Comprehensive Loss. As of March 31, 2016 and December 31, 2015, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of March 31, 2016 and December 31, 2015, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information.

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$8,436	$45,781
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(881)	(30,863)
	$7,555	$14,918
In connection with the completion of the sale of Nextel Communications Argentina, S.R.L., or Nextel Argentina, to Grupo Clarin in January 2016, the promissory note that was initially issued in connection with this transaction was canceled. See Note 4 for more information. Other than the cancellation of this promissory note in the first quarter of 2016, we did not have any non-cash investing or financing activities during the three months ended March 31, 2016 or 2015.
Revenue-Based Taxes.  We record certain revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three months ended March 31, 2016 and 2015, we recognized $13.7 million and $17.8 million, respectively, in revenue-based taxes and other excise taxes, respectively.
Diluted Net Loss Per Common Share.  As presented for the three months ended March 31, 2016 and 2015, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three months ended March 31, 2016, we did not include 3.7 million stock options and 0.9 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three months ended March 31, 2015, we did not include 5.3 million stock options and 0.7 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Note 4.	Discontinued Operations

Sale of Nextel Argentina. On September 11, 2015, NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., both of which are indirect subsidiaries of NII Holdings, entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. We received the remaining cash consideration in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of it affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliates immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds.

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds from this sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified price adjustments. The amount held in escrow is available for the indemnification of defined claims through April 2017.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2016, we had received notification for one indemnification claim in the amount of $6.5 million. As of March 31, 2016, we accrued an immaterial amount related to the potential settlement of this claim. We intend to vigorously contest this claim.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary, Nextel Chile, S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. Entel has provided notice of potential claims for amounts greater than the $34.4 million that remained in escrow as of March 31, 2016 to satisfy these claims. We believe that the requirements for payment of certain indemnification claims have not been met at this time, and we intend to vigorously contest these claims. As of March 31, 2016, we accrued an immaterial amount related to the potential settlement of these claims. The time period for additional claims against the amount held in escrow lapsed in February 2015.

In connection with the sales of Nextel Argentina and Nextel Mexico, we have reported the results of these operating companies as discontinued operations in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Argentina's and Nextel Mexico's results of operations for all periods presented to reflect these former operating companies as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of loss from discontinued operations related to Nextel Argentina and Nextel Mexico were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Operating revenues	$—	$400,461
Operating expenses	—	(459,490)
Other expense, net	—	(31,845)
Loss before income tax provision	—	(90,874)
Income tax provision	—	(207)
	—	(91,081)
Loss on sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru	(3,781)	(29)
Loss from discontinued operations, net of income taxes	$(3,781)	$(91,110)

Note 5.	Impairment, Restructuring and Other Charges
Asset Impairments.

During the first quarter of 2016, we reviewed our Nextel Brazil segment for potential impairment using a probability-weighted cash flow analysis. Our estimation of undiscounted future cash flows was partially based on assumptions that we will be able to fund our business plan and that it is not probable that our Nextel Brazil segment will be disposed of. Based on our current estimated undiscounted future cash flows, we determined that the carrying value of our Nextel Brazil segment is recoverable.

During the three months ended March 31, 2015, Nextel Brazil recognized $3.7 million in non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of certain transmitter and receiver sites that are no longer required in its business.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring Charges.

During the three months ended March 31, 2016, we recognized $1.3 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. During the three months ended March 31, 2016, Nextel Brazil recognized $3.2 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in its business and certain office closures. Nextel Brazil recognized $2.0 million in restructuring charges during the three months ended March 31, 2015 related to similar streamlining and cost reduction efforts.

Total impairment, restructuring and other charges for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Brazil	$4,265	$5,654
Corporate	1,650	1,642
Total impairment, restructuring and other charges	$5,915	$7,296
As of March 31, 2016, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2015 — Successor Company	$16,859
Restructuring charges	4,936
Cash payments	(11,370)
Balance, March 31, 2016 — Successor Company	$10,425

Note 6.	Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans and equipment financing facility do not represent their respective outstanding principal balances. The components of our debt are as follows:

	Successor Company
	March 31, 2016	December 31, 2015
	(in thousands)
Brazil equipment financing facility	$315,565	$339,850
Brazil bank loans	262,948	240,396
Brazil capital lease and tower financing obligations	92,637	84,295
Other	577	526
Total debt	671,727	665,067
Less: current portion	(581,448)	(582,420)
	$90,279	$82,647

Brazil Bank Loans. In February 2015, Nextel Brazil and the lenders providing its local bank loans entered into standstill amendments which provided for a "covenant holiday" through December 31, 2015, during which time we were not required to comply with the financial covenants outlined in Nextel Brazil's local bank loan agreements. Going forward, Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 4.0 as of June 30, 2016, 3.5 as of December 31, 2016 and 2.5 as of June 30, 2017 and on each six-month anniversary thereafter.

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

We will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of March 31, 2016. As of March 31, 2016, we had $256.5 million principal amount outstanding under Nextel Brazil's local bank loans.
Brazil Equipment Financing Facility. In December 2014, Nextel Brazil and the lender under its equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of March 31, 2016. As of March 31, 2016, we had $318.0 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this equipment financing facility.

Note 7.	Fair Value Measurements
Nextel Argentina.
On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. In connection with the initial agreement, we issued a non-recourse promissory note in the amount of $85.0 million and pledged the remaining 51% of the equity interests in Nextel Argentina to Grupo Clarin. As of December 31, 2015, we recorded our retained 51% interest in Nextel Argentina as an equity method investment under the fair value option, which was included as a component of other assets in our consolidated balance sheet. As of December 31, 2015, we estimated the fair value of this investment to be $108.1 million. In addition, as of December 31, 2015, we recorded the non-recourse promissory note as a component of other long-term liabilities in our consolidated balance sheet at its estimated fair value of $108.1 million. This fair value estimate was based on the $178.0 million purchase price paid by Grupo Clarin, as adjusted for changes in excess cash from September 11, 2015 through December 31, 2015. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliate immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds. In connection with the completion of this transaction, the promissory note was canceled on January 27, 2016.
Financial Instruments.
Available-for-Sale Securities.
As of March 31, 2016 and December 31, 2015, available-for-sale securities held by Nextel Brazil included $23.7 million and $56.2 million, respectively, in investment funds and $10.5 million and $9.3 million, respectively, in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three months ended March 31, 2016 and 2015, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value. The fair value of our Brazilian certificates of deposit is based on their current redemption amount, and we classify these certificates of deposit within Level 2 of the fair value hierarchy. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Held-to-Maturity Investments.
We periodically invest some of our cash holdings in certain securities that we intend to hold to maturity. As of December 31, 2015, held-to-maturity investments included $18.1 million in short-term investments held by NIIT in U.S. treasury notes. We account for held-to-maturity securities at amortized cost, which approximates the fair value observed in the market. As of December 31, 2015, the fair value of our held-to-maturity investments was $18.0 million. These securities matured in February 2016.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	Successor Company
	March 31, 2016			December 31, 2015
	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$318,012	$315,565	$316,129	$342,475	$339,850	$340,189
Brazil bank loans and other	257,062	263,525	264,553	234,320	240,922	229,366
	$575,074	$579,090	$580,682	$576,795	$580,772	$569,555

Bank loans and other consists primarily of loans with certain banks in Brazil. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing facility in Brazil, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider both Nextel Brazil's equipment financing facility and its bank loans and other to be Level 3 in the fair value hierarchy.

Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities on our condensed consolidated balance sheet at their fair value. As of March 31, 2016 and December 31, 2015, Nextel Brazil had an immaterial amount of derivative instruments that were classified as short-term investments on our condensed consolidated balance sheet. We consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other (expense) income, net in our condensed consolidated statement of comprehensive income (loss). The gains and losses recognized in the three months ended March 31, 2016 were not material. For the three months ended March 31, 2015, Nextel Brazil recognized $9.9 million in unrealized gains resulting from the changes in the estimated fair value of these derivative instruments.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

Note 8.	Commitments and Contingencies

Handset, Equipment and Other Commitments.

We are a party to purchase agreements with various suppliers under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of March 31, 2016, we are committed to purchase $171.6 million under a handset purchase agreement with one of our handset suppliers by the end of 2016. We do not expect that we will purchase all of the committed devices, but we have not recorded a liability for this contract because we do not believe it is probable that we will incur a loss under this handset purchase agreement.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brazil Spectrum Commitment.

In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 megahertz, or MHz, of spectrum in the 1.8 gigahertz, or GHz, band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. Nextel Brazil received the license agreement on February 16, 2016 and is committed to pay 10% of the total acquisition price when this license agreement is signed.
Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, Nextel Brazil had accrued liabilities of $58.5 million and $57.7 million, respectively, related to contingencies, of which $4.6 million and $5.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $305.0 million as of March 31, 2016. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
In addition, as of March 31, 2016, we estimated the reasonably possible losses related to potential indemnification claims in connection with the sales of Nextel Mexico and Nextel Peru for which we have not accrued liabilities, as they are not deemed probable, to be approximately $41.0 million.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2015, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2016 and subsequent years. We maintained this same valuation allowance position through the first three months of 2016.

Note 10.	Segment Reporting
We have determined our reportable segment based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance and provide resources to it based on operating income before depreciation, amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Nextel Brazil is our only reportable operating segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2016 — Successor Company
Operating revenues	$226,503	$54	$226,557
Segment earnings (losses)	$3,760	$(11,804)	$(8,044)
Less:
Impairment, restructuring and other charges			(5,915)
Depreciation and amortization			(40,105)
Foreign currency transaction gains, net			39,642
Interest expense and other, net			(17,994)
Loss from continuing operations before reorganization items and income tax provision			$(32,416)
Capital expenditures	$7,555	$—	$7,555

Three Months Ended March 31, 2015 — Predecessor Company
Operating revenues	$363,356	$52	$363,408
Segment earnings (losses)	$3,523	$(21,869)	$(18,346)
Less:
Impairment, restructuring and other charges			(7,296)
Depreciation and amortization			(80,169)
Foreign currency transaction losses, net			(78,508)
Interest expense and other, net			(19,598)
Loss from continuing operations before reorganization items and income tax provision			$(203,917)
Capital expenditures	$14,828	$90	$14,918

March 31, 2016 — Successor Company
Identifiable assets	$2,099,708	$604,152	$2,703,860
December 31, 2015 — Successor Company
Identifiable assets	$1,989,753	$740,155	$2,729,908

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2016 and December 31, 2015 and our consolidated results of operations for the three-month periods ended March 31, 2016 and 2015; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2015 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements," "Item 1A. — Risk Factors" in our 2015 annual report on Form 10-K for risks and uncertainties that may impact our future performance. We refer to our remaining operating company as Nextel Brazil.

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
As a result of the sale of Nextel Argentina in September 2015 and Nextel Mexico in April 2015, both of which followed the sale of Nextel Chile in August 2014 and Nextel Peru in August 2013, we plan to allocate almost all of our financial and other resources to our operations in Brazil going forward.

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
As described in more detail in our 2015 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	valuation of long-lived assets;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 annual report on Form 10-K.

Results of Operations
As a result of the application of fresh start accounting, the Successor Company's financial results for the three months ended March 31, 2016 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the three months ended March 31, 2015.
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our Brazilian operating segment into U.S. dollars using the average foreign currency exchange rates for the applicable period. The following table presents the average foreign currency exchange rates we used to translate Nextel Brazil's results of operations, as well as changes from the average foreign currency exchange rates utilized in the prior period.

	Successor Company	Predecessor Company	Actual Percent Change From Prior Year
	Three Months Ended March 31,
	2016	2015
Brazilian real	3.91	2.86	(37)%

During 2015, foreign currency exchange rates in Brazil generally depreciated in value relative to the U.S. dollar. During the first quarter of 2016, the foreign currency exchange rates experienced a slight appreciation compared to the rate in effect at the end of the prior year. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2015, as well as at the end of the first quarter of 2016.

	Predecessor Company		Successor Company
	2015				2016
	March	June	September	December	March
Brazilian real	3.21	3.10	3.97	3.90	3.56

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2015 to amounts that would have resulted if the average foreign currency exchange rates for the three months ended March 31, 2015 were the same as the average foreign currency exchange rates that were in effect for the three months ended March 31, 2016; and (ii) by comparing the constant currency financial measures for the three months ended March 31, 2015 to the actual financial measures for the three months ended March 31, 2016. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three months ended March 31, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Successor Company	Predecessor Company
	Three Months Ended March, 31 2016	Three Months Ended March 31, 2015	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment earnings	3,760	3,523	237	7%	46%
Corporate segment losses and eliminations	(11,804)	(21,869)	10,065	(46)%	(46)%
Consolidated segment losses	(8,044)	(18,346)	10,302	(56)%	(58)%
Impairment, restructuring and other charges	(5,915)	(7,296)	1,381	(19)%	2%
Depreciation and amortization	(40,105)	(80,169)	40,064	(50)%	(32)%
Operating loss	(54,064)	(105,811)	51,747	(49)%	(35)%
Interest expense, net	(25,222)	(35,273)	10,051	(28)%	7%
Interest income	9,724	6,438	3,286	51%	105%
Foreign currency transaction gains (losses), net	39,642	(78,508)	118,150	(150)%	(169)%
Other (expense) income, net	(2,496)	9,237	(11,733)	(127)%	(137)%
Loss from continuing operations before reorganization items and income tax provision	(32,416)	(203,917)	171,501	(84)%	(79)%
Reorganization items	(375)	(13,609)	13,234	(97)%	(97)%
Income tax provision	(16)	(881)	865	(98)%	(98)%
Net loss from continuing operations	(32,807)	(218,407)	185,600	(85)%	(80)%
Loss from discontinued operations, net of income taxes	(3,781)	(91,110)	87,329	(96)%	(96)%
Net loss	$(36,588)	$(309,517)	$272,929	(88)%	(86)%
We define segment earnings (losses) as operating loss before depreciation, amortization and impairment, restructuring and other charges. Consolidated segment losses decreased $10.3 million, or 56%, for the three months ended March 31, 2016 compared to the same period in 2015 and include the results of operations of our Brazil segment and our corporate operations, both of which are discussed individually below.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized in the three months ended March 31, 2016 primarily consisted of $3.2 million in restructuring charges related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and certain office closures, as well as $1.3 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

Consolidated impairment, restructuring and other charges recognized in the three months ended March 31, 2015 primarily represented $3.7 million of non-cash asset asset impairment charges related to the shutdown or abandonment of transmitter and receiver sites in Brazil and $2.0 million of severance costs incurred in Brazil resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

2.	Depreciation and amortization

The $40.1 million, or 50%, decrease in consolidated depreciation and amortization on a reported basis, and the 32% decrease on a constant currency basis, for the three month ended March 31, 2016 compared to the same period in 2015 was principally the result of a decrease in the value of Nextel Brazil's property, plant and equipment resulting from the implementation of fresh start accounting.

3.	Interest expense, net

Consolidated net interest expense decreased $10.1 million, or 28%, on a reported basis, for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of the depreciation in the value of the Brazilian real relative to the U.S. dollar. On a constant currency basis, consolidated net interest expense increased 7% over the same period primarily as the result of an increase in interest rates on Nextel Brazil's local loans.

4.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $39.6 million during the three months ended March 31, 2016 were primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during the period on Nextel Brazil's U.S. dollar-denominated net liabilities.

Consolidated foreign currency transaction losses of $78.5 million for the three months ended March 31, 2015 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during the period on Nextel Brazil's U.S. dollar-denominated liabilities.

5.	Other (expense) income, net

Consolidated net other expense of $2.5 million for the three months ended March 31, 2016 primarily related to withholding taxes.

Consolidated net other income of $9.2 million for the three months ended March 31, 2015 largely related to gains on the exercise of foreign currency options in Brazil that are used to manage the foreign currency exposure associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments.

6.	Reorganization items

Reorganization items for the three months ended March 31, 2016 and 2015 consisted of professional fees and other costs related to our Chapter 11 filing.

b.    Nextel Brazil

	Successor Company		Predecessor Company
	Three Months Ended March 31, 2016	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2015	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$220,548	97%	$340,630	94%	$(120,082)	(35)%	(11)%
Handset and accessory revenues	5,955	3%	22,726	6%	(16,771)	(74)%	(64)%
Cost of handsets and accessories	(11,166)	(5)%	(55,774)	(15)%	44,608	(80)%	(73)%
Handset and accessory net subsidy	(5,211)	(2)%	(33,048)	(9)%	27,837	(84)%	(78)%
Cost of service (exclusive of depreciation and amortization)	(90,024)	(40)%	(130,141)	(36)%	40,117	(31)%	(5)%
Selling and marketing expenses	(22,070)	(10)%	(48,896)	(14)%	26,826	(55)%	(38)%
General and administrative expenses	(99,483)	(43)%	(125,022)	(34)%	25,539	(20)%	9%
Segment earnings	$3,760	2%	$3,523	1%	$237	7%	46%

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's customer turnover rates for each of the quarters in 2015 and for the first quarter of 2016. We calculate customer turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
	(subscribers in thousands)
iDEN subscriber units	2,667.5	2,414.5	2,166.2	1,842.0	1,552.0
WCDMA subscriber units	1,672.2	1,970.4	2,254.2	2,597.7	2,744.7
Total subscriber units in commercial service — beginning of period	4,339.7	4,384.9	4,420.4	4,439.7	4,296.7

iDEN net subscriber losses	(194.7)	(189.0)	(208.1)	(211.5)	(195.2)
WCDMA net subscriber additions (losses)	239.9	224.5	227.3	68.5	(77.7)
Total net subscriber additions (losses) (1)	45.2	35.5	19.2	(143.0)	(272.9)

Migrations from iDEN to WCDMA	58.3	59.3	116.2 (2)	78.5	41.7

iDEN subscriber units	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1
WCDMA subscriber units	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7
Total subscriber units in commercial service — end of period	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8

Total customer turnover (1)	3.15%	3.34%	3.54%	3.74%	4.34%
iDEN customer turnover	3.25%	3.54%	3.94%	4.48%	4.80%
WCDMA customer turnover	2.99%	3.13%	3.21%	3.27%	4.10%
(1) Total net subscriber losses and customer turnover for each quarter presented were revised to include adjustments to reduce Nextel Brazil's subscriber base by approximately 45,400 subscribers (15,700 WCDMA subscribers and 29,700 iDEN subscribers) that were not properly deactivated in periods prior to the first quarter of 2016.

(2) For the three months ended September 30, 2015, migrations from iDEN to WCDMA included approximately 31,000 migrations which were not properly reported in prior quarters. This change in migrations did not impact total subscriber units at the end of any period presented.

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2015, as well as for the first quarter of 2016, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total service ARPU (US$) (1)	23	20	18	16	16
WCDMA service ARPU (US$)	25	22	19	17	16
iDEN service ARPU (US$)	22	19	17	15	15

Total service ARPU (BR) (1)	66	62	62	62	62
WCDMA service ARPU (BR)	70	66	66	65	64
iDEN service ARPU (BR)	62	59	58	58	57
(1) Total service ARPU in both U.S. dollars and Brazilian reais for each quarter presented includes the impact of adjustments to reduce Nextel Brazil's subscriber base for subscribers that were not properly deactivated in prior periods.
The average value of the Brazilian real depreciated relative to the U.S. dollar during the first quarter of 2016 by 37% compared to the average value that prevailed during the first quarter of 2015. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2016, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real remains at current levels or depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.
The economic environment in Brazil continues to reflect a significant downturn from prior years with low consumer confidence, negative real wage growth, a net loss of jobs and higher unemployment. Consumers in Brazil are also being impacted by rising costs of food and other essentials, with the inflation of food costs significantly exceeding both inflation levels experienced in prior years and the consumer price index. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that the current economic conditions and weak foreign currency exchange rates will continue to have a negative impact on Nextel Brazil's reported results of operations through at least the end of 2016.
Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013 and experienced subscriber growth on its WCDMA network and an increase in its WCDMA service ARPU in Brazilian reais through the end of 2014. Although Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2.7 million subscribers as of March 31, 2016, Nextel Brazil's WCDMA service ARPU in Brazilian reais has decreased slightly over the course of the last year, and its WCDMA customer turnover increased significantly in the first quarter of 2016, as a result of more intense competition in the wireless market and the economic factors discussed above. In addition, the competitive environment in the Brazilian wireless industry was characterized by aggressive pricing and service offerings throughout 2015 and into the first quarter of 2016. In the second quarter of 2015, Nextel Brazil implemented several new rate plans and promotions to improve the attractiveness of its service offerings, expand targeted customer segments and provide economic incentives to attract customers. Specifically, in June 2015, Nextel Brazil began offering new simplified rate plans that further incentivize subscribers to utilize their existing handsets when purchasing Nextel Brazil's services, which generally result in similar or higher service ARPU levels. In addition, during the fourth quarter of 2015, Nextel Brazil launched promotions to increase prices on certain rate plans, which resulted in higher service ARPU levels for new WCDMA customers during the first quarter of 2016 compared to the levels experienced during the fourth quarter of 2015.
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
As a result of these factors, Nextel Brazil's average revenue per subscriber during the three months ended March 31, 2016 was lower than its average revenue per subscriber during the same period in 2015, which, in combination with the impact of weaker foreign currency exchange rates, caused the $120.1 million, or 35%, decline in Nextel Brazil's service and other revenues over the same period. On a constant currency basis, Nextel Brazil's service and other revenues decreased 11%, and its average revenue per subscriber decreased 6% in the three months ended March 31, 2016 compared to the same period in 2015.
Nextel Brazil had a segment earnings margin of 2% for the three months ended March 31, 2016. Nextel Brazil recognized segment earnings of $3.8 million during the three months ended March 31, 2016 compared to segment earnings of $3.5 million during the same period in 2015 as a result of the following:

1.	Service and other revenues

The $120.1 million, or 35%, decrease in service and other revenues on a reported basis in the three months ended March 31, 2016 compared to the same period in 2015 is primarily the result of the impact of weaker foreign currency exchange rates on our reported results and the decline in service ARPU discussed above. On a constant currency basis, Nextel Brazil's service and other revenues decreased 11% in the first quarter of 2016 compared to the same period in 2015.

Nextel Brazil's WCDMA subscriber base grew from 2.0 million subscribers as of the end of the first quarter of 2015 to 2.7 million subscribers as of the end of the first quarter of 2016. Nextel Brazil has continued to strategically facilitate the migration of iDEN subscribers to its WCDMA network, which resulted in 41.7 thousand migrations during the three months ended March 31, 2016. As a result of the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues increased $0.5 million from the three months ended March 31, 2015 to the same period in 2016, or 37% on a constant currency basis. This increase was offset by a $120.6 million, or 61%, decrease in Nextel Brazil's iDEN-based service and other revenues from the three months ended March 31, 2015 to the same period in 2016, or 47% on a constant currency basis, driven by a decrease in Nextel Brazil's iDEN subscriber base from 2.4 million subscribers as of the end of the first quarter of 2015 to 1.3 million subscribers as of the end of the first quarter of 2016 and a decline in its iDEN-based average revenue per subscriber from $22 for the first quarter of 2015 to $15 for the first quarter of 2016.

2.	Handset and accessory net subsidy

The $27.8 million, or 84%, decrease in handset and accessory net subsidy on a reported basis from the first quarter of 2015 to the same period in 2016 is largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, 85% of Nextel Brazil's new WCDMA subscribers during the first quarter of 2016 represented customers who utilized their existing handsets compared to 48% of new WCDMA subscribers utilizing their existing handsets during the first quarter of 2015. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 78% for the three months ended March 31, 2016 compared to the same period in 2015.

3.	Cost of service

The $40.1 million, or 31%, decrease in cost of service on a reported basis from the first quarter of 2015 to the same period in 2016 is primarily caused by the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's cost of service decreased 5% for the three months ended March 31, 2016 to the same period in 2015 primarily as the result of a decrease in interconnect costs related to lower mobile termination rates. In addition, on a constant currency basis, Nextel Brazil recognized significant cost savings in the first quarter of 2016 compared to the same period in 2015 as a result of insourcing certain engineering functions that were previously performed by third party service providers. Also, with the continuing decline in the number of iDEN subscribers in Nextel Brazil's subscriber base, Nextel Brazil's service and repair costs related to its iDEN handset maintenance program continued to decrease. These decreases were partially offset by an increase in costs related to Nextel Brazil's nationwide roaming arrangement, as well as an increase in direct switch and transmitter and receiver site costs on a local currency basis due to higher site rent expense resulting from inflation.

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

The $26.8 million, or 55%, decrease in selling and marketing expenses on a reported basis during the first quarter of 2016 compared to the same period in 2015 is partially due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 38% in the three months ended March 31, 2016 compared to the same period in 2015 as the result of a reduction in sales and marketing personnel, lower advertising and media expenses resulting from cost reductions and retail store closures.

5.	General and administrative expenses

The $25.5 million, or 20%, decrease in general and administrative expenses on a reported basis for the first quarter of 2016 compared to the same period 2015 is due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's general and administrative expenses increased 9% over the same period primarily as a result of an increase in bad debt expense resulting from lower collections and higher consulting expenses.

c.    Corporate

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Service and other revenues	$54	$91	$(37)	(41)%
General and administrative expenses	(11,858)	(22,881)	11,023	(48)%
Segment losses	$(11,804)	$(22,790)	$10,986	(48)%
Segment losses decreased $11.0 million, or 48% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force that we implemented in 2015, lower consulting expenses and lower information technology costs.

Liquidity and Capital Resources
As of March 31, 2016, we had a working capital deficit of $234.0 million compared to a working capital deficit of $177.4 million as of December 31, 2015. As of March 31, 2016, our working capital included $332.7 million in cash and cash equivalents, of which $1.3 million was held by Nextel Brazil in Brazilian reais, and $35.0 million in short-term investments, which was also held in Brazilian reais. In addition, as of March 31, 2016, we had $160.7 million of cash collateral securing certain performance bonds relating to our obligations to deploy spectrum in Brazil, of which we recorded $99.5 million as a component of other assets and the remaining $61.2 million of which we recorded as a component of prepaid expenses and other in our condensed consolidated balance sheet. As of March 31, 2016, we also had $227.0 million in cash held in escrow in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru and $67.0 million in judicial deposits in Brazil, all of which we classified as restricted cash.
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

Cash Flows

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash and cash equivalents, beginning of period	$342,184	$334,194
Net cash used in operating activities	(18,160)	(170,855)
Net cash provided by (used in) investing activities	33,660	(116,866)
Net cash (used in) provided by financing activities	(24,656)	335,920
Effect of exchange rate changes on cash and cash equivalents	(340)	(5,056)
Change in cash and cash equivalents related to discontinued operations	—	88,079
Cash and cash equivalents, end of period	$332,688	$465,416
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $18.2 million of cash in our operating activities during the three months ended March 31, 2016, a $152.7 million decrease from the three months ended March 31, 2015, primarily due to decreased operating losses.

Our investing activities provided us with $33.7 million of cash during the three months ended March 31, 2016, primarily due to $54.6 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $8.4 million in cash capital expenditures. We used $116.9 million of cash in our investing activities during the three months ended March 31, 2015, primarily due to $51.3 million in cash used by our discontinued operations, $45.8 million in cash capital expenditures and $9.8 million in net purchases of short-term investments in Brazil.

We used $24.7 million of cash in our financing activities during the three months ended March 31, 2016, mostly due to the $24.4 million semi-annual principal repayment under Nextel Brazil's equipment financing facility. Our financing activities provided us with $335.9 million of cash during the first quarter of 2015, largely due to $339.4 million in net proceeds we received from the debtor-in-possession loan agreement we entered into in March 2015.

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
As a result, in 2014, we concluded that we were not able to maintain sufficient liquidity to support our business plan and repay our debts when they come due, including $4.35 billion of senior notes issued by NII International Telecom, S.C.A., or NIIT, and NII Capital Corp. On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. Subsequent to September 15, 2014, five additional subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. On June 26, 2015, we and the other Debtors emerged from the Chapter 11 proceedings. Our operating subsidiaries in Brazil, Mexico and Argentina were not debtors in the Chapter 11 cases. See Note 2 to our condensed consolidated financial statements for more information regarding the impact of the implementation of the Plan of Reorganization.
We will use the remainder of the proceeds received from the sales of Nextel Argentina in September 2015 and Nextel Mexico in April 2015, both of which followed the sales of Nextel Chile in August 2014 and Nextel Peru in August 2013, to fund our operations in Brazil.
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
During the three months ended March 31, 2016, there were no material changes to our total contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2015.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $7.6 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect these efforts to conserve our cash resources to continue.
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
Maintenance Covenants Under Financing Agreements. As of March 31, 2016, we had $256.5 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 6 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant included in the local bank loan agreements that will apply semiannually beginning on June 30, 2016. Based on our current business plan, we believe that it is unlikely that we will satisfy the applicable financial covenant at the June 30, 2016 measurement date. We will need to refinance or negotiate amendments to these financing arrangements or secure waivers from the lenders in order to avoid a potential default under the loan agreements. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of March 31, 2016.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. As of March 31, 2016, we had $318.0 million in principal amount outstanding under Nextel Brazil's equipment financing facility. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of March 31, 2016.
Future Outlook and Liquidity Plans.  In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and to align our costs with this revised outlook. Our current sources of funding are our cash and investments on hand; the ultimate amount recovered from cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil; and funds generated from our operations. As of March 31, 2016, assuming the availability of these funding sources, and if we are successful in making the necessary changes to our business that are factored into our revised business plan, we expect to have sufficient liquidity to continue to fund our business for about two years.
If we do not meet the results in our revised business plan, or if anticipated funding sources are not available to us, including the release of cash held in escrow, it is likely that we would need to obtain additional funding in the next twelve to fifteen months. We believe that the uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, may make it challenging for us to obtain additional funding. In addition, the cost of any additional funding that we may require, if available, could be both significant and higher than the cost of our existing financing arrangements. Our inability to obtain suitable financing if and when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity.
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

•	if currency values in Brazil depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in Brazil do not improve or worsen;

•	if competitive practices in the mobile wireless telecommunications industry in Brazil change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

Effect of New Accounting Standards

In March 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. We early adopted this ASU in the first quarter of 2016. Under the new guidance, we made an accounting policy election to recognize the impact of forfeited awards on compensation expense when they occur, rather than initially reducing expense for an estimate of future forfeitures. This policy was applied using a modified retrospective approach and resulted in an immaterial cumulative effect adjustment to retained earnings.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the proceeds from the sales of Nextel Argentina, Nextel Mexico and Nextel Peru held in escrow and proceeds derived from other asset sales;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory scheme there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2015 and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2016, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2015.

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
As of March 31, 2016, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in Brazil. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses in Nextel Brazil's internal control over financial reporting. One of the material weaknesses was initially disclosed during the three months ended September 30, 2014 and relates to certain deficiencies in Nextel Brazil's control environment and risk assessment processes, including an organizational structure with insufficiently trained resources and where supervisory roles, responsibilities and monitoring activities were not aligned with financial reporting objectives. Our remediation efforts related to this material weakness are ongoing. Our current efforts are focused on monitoring the maturity of Nextel Brazil's newly implemented organizational structure and resources, as well as improving account reconciliation and review procedures.

During the three months ended March 31, 2016, management identified an additional material weakness in the Company’s internal control over financial reporting in Brazil that existed as of December 31, 2015 related to multiple control deficiencies that resulted in certain expenses not being recorded in the fourth quarter of 2015. The control deficiencies include violation of procurement and payment policies, lack of tone at the top, and lack of communication regarding the entry into a significant arrangement by Nextel Brazil senior management. We have amended our disclosures of material weaknesses in our Item 9A. assessment of internal control over financial reporting as of December 31, 2015 in a Form 10-K/A dated May 10, 2016. As discussed further in Note 1 to our condensed consolidated financial statements, we corrected an immaterial error in our prior period financial statements as a result of this material weakness. The Audit Committee of our Board of Directors has hired a third party adviser to further assess the facts and assist us in the development of a remediation plan to address this material weakness.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. As a result, we performed additional procedures to mitigate the impact of these deficiencies on our condensed consolidated financial statements, including reviews and validations performed by staff at our headquarters office who were not part of the financial close process in Brazil.

Changes in Internal Control over Financial Reporting
Other than the additional material weakness described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2016 - January 31, 2016	2,566	(1)	$5.05	2,566
February 1, 2016 - February 29, 2016	—		—	—
March 1, 2016 - March 31, 2016	561		5.20	561
Total	3,127	(1)	—	3,127	$—

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
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.