Form 10-Q
period 2016-06-30
NII HOLDINGS INC
filed 2016-08-11
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 5, 2016
Common Stock, $0.001 par value per share	100,827,278

NII HOLDINGS, INC. AND SUBSIDIARES
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets — As of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company)	3
Condensed Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2016 (Successor Company) and June 30, 2015 (Predecessor Company)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity — For the Six Months Ended June 30, 2016 (Successor Company)	5
Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2016 (Successor Company) and June 30, 2015 (Predecessor Company)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

Part II. Other Information	38
Item 1. Legal Proceedings	38
Item 2. Issuer Purchases of Equity Securities	38
Item 6. Exhibits	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	Successor Company
	June 30, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$338,060	$342,184
Short-term investments	91,373	84,317
Accounts receivable, net of allowance for doubtful accounts of $55,286 and $39,033	167,353	144,629
Handset and accessory inventory	15,276	24,358
Prepaid expenses and other	312,138	132,534
Total current assets	924,200	728,022
Property, plant and equipment, net	608,556	555,023
Intangible assets, net	1,047,380	892,622
Other assets	266,722	554,241
Total assets	$2,846,858	$2,729,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,913	$43,765
Accrued expenses and other	282,061	268,858
Deferred revenues	9,152	10,386
Current portion of long-term debt	606,913	582,420
Total current liabilities	947,039	905,429
Long-term debt	99,170	82,647
Other long-term liabilities	110,600	197,837
Total liabilities	1,156,809	1,185,913
Commitments and contingencies (Note 8)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,138 shares issued and outstanding — 2016, 100,001 shares issued and outstanding — 2015	100	100
Paid-in capital	2,074,017	2,070,497
Accumulated deficit	(327,342)	(280,883)
Accumulated other comprehensive loss	(56,726)	(245,719)
Total stockholders’ equity	1,690,049	1,543,995
Total liabilities and stockholders’ equity	$2,846,858	$2,729,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands, except per share amounts) Unaudited

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating revenues
Service and other revenues	$243,122	$303,222	$463,724	$643,904
Handset and accessory revenues	6,091	17,081	12,046	39,807
	249,213	320,303	475,770	683,711
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	81,910	125,983	171,934	256,085
Cost of handsets and accessories	8,861	65,369	20,027	121,143
Selling, general and administrative	135,922	223,821	269,333	419,699
Impairment, restructuring and other charges	10,557	29,496	16,472	36,792
Depreciation	29,660	60,703	59,770	126,789
Amortization	11,054	13,006	21,049	27,089
	277,964	518,378	558,585	987,597
Operating loss	(28,751)	(198,075)	(82,815)	(303,886)
Other income (expense)
Interest expense, net	(27,181)	(47,547)	(52,403)	(82,820)
Interest income	10,802	8,889	20,526	15,327
Foreign currency transaction gains (losses), net	43,356	14,560	82,998	(63,948)
Other expense, net	(2,446)	(9,374)	(4,942)	(137)
	24,531	(33,472)	46,179	(131,578)
Loss from continuing operations before reorganization items and income tax provision	(4,220)	(231,547)	(36,636)	(435,464)
Reorganization items (Note 2)	(223)	1,970,483	(598)	1,956,874
Income tax provision	(353)	(1,128)	(369)	(2,009)
Net (loss) income from continuing operations	(4,796)	1,737,808	(37,603)	1,519,401
(Loss) income from discontinued operations, net of income taxes	(5,075)	312,224	(8,856)	221,114
Net (loss) income	$(9,871)	$2,050,032	$(46,459)	$1,740,515

Net (loss) income from continuing operations per common share, basic	$(0.05)	$10.04	$(0.37)	$8.73
Net (loss) income from discontinued operations per common share, basic	(0.05)	1.80	(0.09)	1.27
Net (loss) income per common share, basic	$(0.10)	$11.84	$(0.46)	$10.00

Net (loss) income from continuing operations per common share, diluted	$(0.05)	$10.03	$(0.37)	$8.71
Net (loss) income from discontinued operations per common share, diluted	(0.05)	1.80	(0.09)	1.27
Net (loss) income per common share, diluted	$(0.10)	$11.83	$(0.46)	$9.98

Weighted average number of common shares outstanding, basic	100,013	172,363	100,009	172,363

Weighted average number of common shares outstanding, diluted	100,013	172,575	100,009	172,691

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$105,489	$29,349	$188,993	$(205,899)
Reclassification adjustment for sale of Nextel Mexico	—	421,953	—	421,953
Other	—	(407)	—	2,956
Other comprehensive income	105,489	450,895	188,993	219,010
Net (loss) income	(9,871)	2,050,032	(46,459)	1,740,515
Total comprehensive income	$95,618	$2,500,927	$142,534	$1,959,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015 — Successor Company	100,001	$100	$2,070,497	$(280,883)	$(245,719)	$1,543,995
Net loss	—	—	—	(46,459)	—	(46,459)
Other comprehensive income	—	—	—	—	188,993	188,993
Share-based compensation activity	137	—	3,520	—	—	3,520
Balance, June 30, 2016 — Successor Company	100,138	$100	$2,074,017	$(327,342)	$(56,726)	$1,690,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash flows from operating activities:
Net (loss) income	$(46,459)	$1,740,515
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	8,856	(221,114)
Amortization of debt (premiums) discounts and financing costs	(38)	18,753
Depreciation and amortization	80,819	153,878
Provision for losses on accounts receivable	38,506	65,396
Foreign currency transaction (gains) losses, net	(82,998)	63,948
Impairment charges, restructuring charges and losses on disposals of fixed assets	8,573	31,471
Share-based payment expense	3,634	5,239
Reorganization gain in connection with emergence from Chapter 11	—	(1,775,787)
Fresh start adjustments, net	—	(248,709)
Other, net	1,448	(10,178)
Change in assets and liabilities:
Accounts receivable	(30,333)	(35,013)
Prepaid value-added taxes	17,915	50,564
Handset and accessory inventory	12,239	7,513
Prepaid expenses and other	9,423	(26,688)
Other long-term assets	(7,051)	47,253
Accrued value-added taxes	(4,126)	(7,941)
Other long-term liabilities	7,845	(32,819)
Accounts payable, accrued expenses, deferred revenues and other	(10,223)	18,565
Total operating cash provided by (used in) continuing operations	8,030	(155,154)
Total operating cash used in discontinued operations	—	(99,603)
Net cash provided by (used in) operating activities	8,030	(254,757)
Cash flows from investing activities:
Capital expenditures	(35,662)	(88,485)
Purchases of investments	(504,932)	(757,714)
Proceeds from sales of investments	512,860	756,546
Change in restricted cash and other deposits	33,706	(57,074)
Other, net	(2,490)	(1,890)
Total investing cash provided by (used in) continuing operations	3,482	(148,617)
Total investing cash provided by discontinued operations	13,545	1,176,438
Net cash provided by investing activities	17,027	1,027,821
Cash flows from financing activities:
Net proceeds from debtor-in-possession loan	—	340,375
Repayment of debtor-in-possession loan	—	(340,375)
Claims paid to senior noteholders	—	(745,221)
Repayments under equipment financing facility	(24,438)	—
Other, net	(4,142)	(6,299)
Total financing cash used in continuing operations	(28,580)	(751,520)
Total financing cash used in discontinued operations	—	(26,711)
Net cash used in financing activities	(28,580)	(778,231)
Effect of exchange rate changes on cash and cash equivalents	(601)	(9,152)
Change in cash and cash equivalents related to discontinued operations	—	103,260
Net (decrease) increase in cash and cash equivalents	(4,124)	88,941
Cash and cash equivalents, beginning of period	342,184	334,194
Cash and cash equivalents, end of period	$338,060	$423,135

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated financial statements contained in our quarterly report on Form 10-Q for the three months ended March 31, 2016. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016, we determined that an error existed in our previously issued financial statements. Specifically, selling, general and administrative expenses for the six months ended December 31, 2015 were understated by $6.9 million as the result of a failure to properly accrue expenses for services Nextel Brazil received under a management consulting services arrangement. We evaluated this error under the SEC's authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we determined that the impact of this error on our prior period consolidated financial statements is immaterial. However, since the correction of this error in the first quarter of 2016 would have been material to our results of operations for the three months ended March 31, 2016 and may be material to our results of operations for the year ending December 31, 2016, we revised our prior period financial statements to correct this error.
As a result of the correction of this error, as of December 31, 2015, accrued expenses and other increased by $6.8 million, accumulated deficit increased by $6.9 million and accumulated other comprehensive loss decreased by $0.1 million. Although not presented herein, for the six months ended December 31, 2015, this error resulted in a $6.9 million increase to selling, general and administrative expenses, operating loss, loss from continuing operations before reorganization items and income tax benefit, net loss from continuing operations and net loss. In addition, for the six months ended December 31, 2015, the correction of this error resulted in a $0.07 increase in both net loss from continuing operations per basic and diluted common share and net loss per basic and diluted common share. This error did not relate to any periods prior to the six months ended December 31, 2015.
Sale of Nextel Argentina. On September 11, 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin S.A., or Grupo Clarin, relating to the sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina, which was completed on January 27, 2016. See Note 4 for more information on this sale. In connection with this transaction, we have presented Nextel Argentina's results for all periods as discontinued operations in this quarterly report on Form 10-Q.
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
In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. The next measurement date for this financial covenant will be December 31, 2016. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements as of the December 31, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these loan arrangements or secure additional waivers from the lenders in order to avoid a potential default under the loan agreements. If a default under these local bank loans occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. As of June 30, 2016, we had $280.7 million principal amount outstanding under Nextel Brazil's local bank loans and $318.0 million principal amount outstanding under Nextel Brazil’s equipment financing facility. See Note 6 for more information.
Because it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loans as of the December 31, 2016 measurement date, and because of the cross-default provisions included in Nextel Brazil's equipment financing facility as described above, we concluded that the circumstances described above continue to raise substantial doubt about our ability to continue as a going concern as of June 30, 2016.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  There were no new accounting standards issued during the three months ended June 30, 2016 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

The components of our reorganization items were as follows (in thousands):

	Successor Company		Predecessor Company
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2016		June 30, 2015
Gain on settlement of liabilities subject to compromise	$—	$—	$1,775,787	$1,775,787
Net gain on fresh start fair value adjustments	—	—	261,772	261,772
Reorganization-related professional fees and other costs	(223)	(598)	(67,076)	(80,685)
Total reorganization items	$(223)	$(598)	$1,970,483	$1,956,874

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	Successor Company
	June 30, 2016	December 31, 2015
	(in thousands)
Cash in escrow	$173,392	$6,000
Cash collateral related to performance bonds	54,433	47,450
Value-added taxes	33,554	33,467
Other prepaid expenses	23,924	11,934
Other current assets	26,835	33,683
	$312,138	$132,534
Property, Plant and Equipment, Net.
During the three and six months ended June 30, 2016 and 2015, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	Successor Company
	June 30, 2016	December 31, 2015
	(in thousands)
Land	$3,230	$2,655
Building and leasehold improvements	13,956	11,765
Network equipment, communication towers and network software	613,537	492,814
Software, office equipment, furniture and fixtures and other	85,334	65,747
Less: Accumulated depreciation	(138,083)	(59,987)
	577,974	512,994
Construction in progress	30,582	42,029
	$608,556	$555,023

Intangible Assets, Net.
Our intangible assets include the following:

		Successor Company
		June 30, 2016			December 31, 2015
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$1,028,859	$(39,715)	$989,144	$850,818	$(16,314)	$834,504
Tradename	26	38,700	(1,488)	37,212	38,700	(744)	37,956
Customer relationships	4	28,032	(7,008)	21,024	23,042	(2,880)	20,162
		$1,095,591	$(48,211)	$1,047,380	$912,560	$(19,938)	$892,622
Based on the carrying amount of our intangible assets as of June 30, 2016 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Years	Estimated Amortization Expense
2016	$45,080
2017	48,062
2018	48,062
2019	44,558
2020	41,054
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Restricted Cash.
As of June 30, 2016, $173.4 million of our restricted cash was classified as prepaid expenses and other in our condensed consolidated balance sheet and the remainder was classified as other assets. As of December 31, 2015, almost all of our restricted cash was classified as other assets in our consolidated balance sheet. The components of our restricted cash are as follows:

	Successor Company
	June 30, 2016	December 31, 2015
	(in thousands)
Cash in escrow — Nextel Mexico sale	$167,392	$186,593
Brazil judicial deposits	80,035	54,289
Cash in escrow — Nextel Peru sale	34,360	34,353
Cash in escrow — Nextel Argentina sale	6,000	6,000
	$287,787	$281,235

Other Assets.
The components of our other long-term assets are as follows:

	Successor Company
	June 30, 2016	December 31, 2015
	(in thousands)
Restricted cash	$114,395	$275,235
Cash collateral related to performance bonds	63,662	94,236
Equity interest in Nextel Argentina	—	108,148
Other	88,665	76,622
	$266,722	$554,241

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company
	June 30, 2016	December 31, 2015
	(in thousands)
Accrued contingencies	$58,625	$49,507
Network system and information technology	47,767	32,079
Payroll related items and commissions	39,321	31,734
Non-income based taxes	31,788	33,097
Capital expenditures	13,748	25,182
Other	90,812	97,259
	$282,061	$268,858
Accumulated Other Comprehensive Loss. As of June 30, 2016 and December 31, 2015, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of June 30, 2016 and December 31, 2015, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

Supplemental Cash Flow Information.

	Successor Company	Predecessor Company
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$35,662	$88,485
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(24,531)	(19,282)
	$11,131	$69,203
In connection with the completion of the sale of Nextel Argentina to Grupo Clarin in January 2016, the promissory note that was initially issued in connection with this transaction was canceled. See Note 4 for more information. Other than the cancellation of this promissory note in the first quarter of 2016, we did not have any significant non-cash investing or financing activities during the six months ended June 30, 2016.
For the six months ended June 30, 2015, we had the following non-cash investing and financing activities:

•
$2,067.7 million in Successor Company common stock that we issued in partial satisfaction of certain claims that were settled in connection with our emergence from Chapter 11 (see Note 2 for more information); and

•
a $187.5 million increase in restricted cash, which represented cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico (see Note 4 for more information).

Revenue-Based Taxes.  We record certain revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and six months ended June 30, 2016, we recognized $11.5 million and $25.3 million, respectively, in revenue-based taxes and other excise taxes, respectively. For the three and six months ended June 30, 2015, we recognized $18.7 million and $39.0 million, respectively, in revenue-based taxes and other excise taxes, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted Net (Loss) Income Per Common Share.  As presented for the three and six months ended June 30, 2016, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive. As presented for the three and six months ended June 30, 2015, our calculation of diluted net income from continuing operations per common share includes 0.2 million and 0.3 million restricted common shares, respectively, but does not include any other potential common shares, including shares issuable upon the potential exercise of stock options issued under our stock-based compensation plans since their effect would have been antidilutive.
For both the three and six months ended June 30, 2016, we did not include 3.6 million stock options in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three and six months ended June 30, 2016, we did not include 0.8 million and 0.9 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2015, we did not include 4.1 million and 4.8 million stock options, respectively, in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive.

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

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds from this sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified price adjustments. As of June 30, 2016, we paid $4.2 million out of escrow to settle an indemnification claim, and in exchange, New Cingular Wireless released $16.0 million of the escrow to us, and agreed to release an additional $4.0 million by October 31, 2016. As of June 30, 2016, $167.4 million remained in escrow. Unless there are any additional indemnification claims filed, the remaining amount in escrow is scheduled to be released to us on April 30, 2017.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary, Nextel Chile, S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. Entel has provided notice of potential claims for amounts greater than the $34.4 million that remained in escrow as of June 30, 2016 to satisfy these claims. We believe that the requirements for payment of certain indemnification claims have not been met at this time, and we intend to vigorously contest these claims. As of June 30, 2016, we accrued $10.0 million related to the potential settlement of these claims. The time period for additional claims against the amount held in escrow lapsed in February 2015.

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

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$—	$198,577	$—	$599,038
Operating expenses	—	(218,661)	—	(675,245)
Other expense, net	—	(18,130)	—	(49,974)
Loss before income tax provision	—	(38,214)	—	(126,181)
Income tax provision	—	(7,858)	—	(8,065)
	—	(46,072)	—	(134,246)
(Loss) income on sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru	(5,075)	358,296	(8,856)	355,360
(Loss) income from discontinued operations, net of income taxes	$(5,075)	$312,224	$(8,856)	$221,114

Note 5.	Impairment, Restructuring and Other Charges
Asset Impairments.

During the second quarter of 2016, we reviewed our Nextel Brazil segment for potential impairment using a probability-weighted cash flow analysis. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties. Our estimation of undiscounted future cash flows was partially based on assumptions that we will be able to fund our business plan and that it is not probable that our Nextel Brazil segment will be disposed of. Based on our current estimated undiscounted future cash flows, we determined that the carrying value of our Nextel Brazil segment is recoverable.

During the three and six months ended June 30, 2016, Nextel Brazil recognized $7.3 million and $8.2 million, in non-cash impairment charges, respectively, primarily related to the abandonment of certain transmitter and receiver sites that are no longer required in its business. Similarly, during the three and six months ended June 30, 2015, Nextel Brazil recognized $23.6 million and $27.8 million in non-cash asset impairment charges, respectively, the majority of which related to the abandonment of certain transmitter and receiver sites that are no longer required in its business.
Restructuring Charges.

During the three and six months ended June 30, 2016, we recognized $1.3 million and $3.0 million, respectively, in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. During the three and six months ended June 30, 2016, Nextel Brazil recognized $2.0 million and $5.3 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in its business and certain office closures. During the three and six months ended June 30, 2015, we recognized $5.4 million in severance and other related costs at the corporate level for both periods as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total impairment, restructuring and other charges for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
Brazil	$9,244	$22,418	$13,509	$28,072
Corporate	1,313	7,078	2,963	8,720
Total impairment, restructuring and other charges	$10,557	$29,496	$16,472	$36,792
As of June 30, 2016, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2015 — Successor Company	$16,859
Restructuring charges	8,250
Cash payments	(13,026)
Balance, June 30, 2016 — Successor Company	$12,083

Note 6.	Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans and equipment financing facility do not represent their respective outstanding principal balances. The components of our debt are as follows:

	Successor Company
	June 30, 2016	December 31, 2015
	(in thousands)
Brazil equipment financing facility	$315,733	$339,850
Brazil bank loans	286,953	240,396
Brazil capital lease and tower financing obligations	102,841	84,295
Other	556	526
Total debt	706,083	665,067
Less: current portion	(606,913)	(582,420)
	$99,170	$82,647

Brazil Bank Loans. In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. The next measurement date for this financial covenant will be December 31, 2016, at which point Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 3.5. Starting on June 30, 2017, and on each six-month anniversary thereafter, Nextel Brazil must maintain a net debt to EBITDA ratio of no greater than 2.5.

Based on our current outlook, which reflects significant uncertainly about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements as of the December 31, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these loan arrangements or secure additional waivers from the lenders in order to avoid a potential default under the loan agreements. If a default under these local bank loans occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as of June 30, 2016. As of June 30, 2016, we had $280.7 million principal amount outstanding under Nextel Brazil's local bank loans.

Brazil Equipment Financing Facility. In December 2014, Nextel Brazil and the lender under its equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of June 30, 2016. As of June 30, 2016, we had $318.0 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this facility.

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
Financial Instruments.
Available-for-Sale Securities.
As of June 30, 2016 and December 31, 2015, available-for-sale securities held by Nextel Brazil included $77.9 million and $56.2 million, respectively, in investment funds and $13.4 million and $9.3 million, respectively, in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three and six months ended June 30, 2016 and 2015, we did not have any material unrealized gains or losses associated with these investments.
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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor Company
	June 30, 2016			December 31, 2015
	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$318,012	$315,733	$315,063	$342,475	$339,850	$340,189
Brazil bank loans and other	281,210	287,509	297,077	234,320	240,922	229,366
	$599,222	$603,242	$612,140	$576,795	$580,772	$569,555
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
Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities in our condensed consolidated balance sheet at their fair value. As of June 30, 2016 and December 31, 2015, Nextel Brazil had an immaterial amount of derivative instruments that were classified as short-term investments in our condensed consolidated balance sheet. We consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other (expense) income, net in our condensed consolidated statement of comprehensive income (loss). The gains and losses resulting from the changes in the estimated fair value of Nextel Brazil's derivative instruments in the three and six months ended June 30, 2016 and 2015 were not material.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

Note 8.	Commitments and Contingencies

Handset, Equipment and Other Commitments.

We are a party to purchase agreements with various suppliers under which we have committed to purchase handsets, equipment and network services that will be used or sold in the ordinary course of business. As of June 30, 2016, we are committed to purchase $190.3 million under a handset purchase agreement with one of our handset suppliers by September 30, 2016. We do not expect that we will purchase all of the committed devices, but we have not recorded a liability for this contract because we do not believe it is probable that we will incur a loss under this handset purchase agreement.

Brazil Spectrum Commitment.

In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 megahertz, or MHz, of spectrum in the 1.8 gigahertz, or GHz, band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. Nextel Brazil received the license agreement on February 16, 2016. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. Under the terms of the license agreement, interest is due annually beginning in December 2016, and the remaining 409.5 million Brazilian reais is due in annual installments, beginning in December 2018. If we elect to pay the full amount of the remaining 409.5 million Brazilian reais by December 9, 2016, the Brazilian telecommunciations regulator will waive the first year of interest payments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of June 30, 2016 and December 31, 2015.
As of June 30, 2016 and December 31, 2015, Nextel Brazil had accrued liabilities of $67.3 million and $57.7 million, respectively, related to contingencies, of which $5.2 million and $5.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $440.0 million as of June 30, 2016. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
In addition, as of June 30, 2016, we estimated the reasonably possible losses related to potential indemnification claims in connection with the sales of Nextel Mexico and Nextel Peru for which we have not accrued liabilities, as they are not deemed probable, to be approximately $35.0 million.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2015, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2016 and subsequent years. We maintained this same valuation allowance position through the first half of 2016.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2016 — Successor Company
Operating revenues	$249,168	$45	$249,213
Segment earnings (losses)	$32,256	$(9,736)	$22,520
Less:
Impairment, restructuring and other charges			(10,557)
Depreciation and amortization			(40,714)
Foreign currency transaction gains, net			43,356
Interest expense and other, net			(18,825)
Loss from continuing operations before reorganization items and income tax provision			$(4,220)
Capital expenditures	$3,575	$—	$3,575

Three Months Ended June 30, 2015 — Predecessor Company
Operating revenues	$320,255	$48	$320,303
Segment losses	$(78,757)	$(16,113)	$(94,870)
Less:
Impairment, restructuring and other charges			(29,496)
Depreciation and amortization			(73,709)
Foreign currency transaction gains, net			14,560
Interest expense and other, net			(48,032)
Loss from continuing operations before reorganization items and income tax provision			$(231,547)
Capital expenditures	$53,557	$728	$54,285

Six Months Ended June 30, 2016 — Successor Company
Operating revenues	$475,671	$99	$475,770
Segment earnings (losses)	$36,016	$(21,540)	$14,476
Less:
Impairment, restructuring and other charges			(16,472)
Depreciation and amortization			(80,819)
Foreign currency transaction gains, net			82,998
Interest expense and other, net			(36,819)
Loss from continuing operations before reorganization items and income tax provision			$(36,636)
Capital expenditures	$11,131	$—	$11,131

Six Months Ended June 30, 2015 — Predecessor Company
Operating revenues	$683,611	$100	$683,711
Segment losses	$(75,234)	$(37,982)	$(113,216)
Less:
Impairment, restructuring and other charges			(36,792)
Depreciation and amortization			(153,878)
Foreign currency transaction losses, net			(63,948)
Interest expense and other, net			(67,630)
Loss from continuing operations before reorganization items and income tax provision			$(435,464)
Capital expenditures	$68,385	$818	$69,203

June 30, 2016 — Successor Company
Identifiable assets	$2,258,356	$588,502	$2,846,858
December 31, 2015 — Successor Company
Identifiable assets	$1,989,753	$740,155	$2,729,908

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.	Subsequent Events

In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica Brazil S.A., or Telefonica, to reduce the usage rates for roaming traffic. Concurrently, Nextel Brazil entered into a 10-year radio access network, or RAN, sharing agreement with Telefonica under which Telefonica will permit Nextel Brazil to use its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Nextel Brazil is required to prepay 250 million Brazilian reais shortly after the agreements become effective with receipt of regulatory approvals, which occurred in early August 2016. We expect to allocate the aggregate minimum payments on a relative fair value basis to the services being received and recognize these payments as operating expenses on a ratable basis over a period of five years for the amended roaming agreement and eight years for the RAN sharing agreement. We are also evaluating other potential accounting implications that may result from Nextel Brazil's entry into these agreements. In order to reduce future operating expenses, we expect to cease the use of a significant number of our transmitter and receiver sites as a result of the RAN sharing agreement, which would result in material impairment and restructuring charges.

In August 2016, we received approximately $39.7 million of cash in connection with the release of performance bonds relating to our obligations to deploy spectrum in Brazil.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2016 and December 31, 2015 and our consolidated results of operations for the three- and six-month periods ended June 30, 2016 and 2015; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
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
As a result of the sale of Nextel Argentina in September 2015 and Nextel Mexico in April 2015, both of which followed the sale of Nextel Chile in August 2014 and Nextel Peru in August 2013, we allocate almost all of our financial and other resources to our operations in Brazil. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties.

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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 annual report on Form 10-K.

Results of Operations
As a result of the application of fresh start accounting, the Successor Company's financial results for the three and six months ended June 30, 2016 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the three and six months ended June 30, 2015.
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

	Successor Company	Predecessor Company	Actual Percent Change From Prior Year
	Three Months Ended June 30,
	2016	2015
Brazilian real	3.51	3.07	(14)%

	Successor Company	Predecessor Company	Actual Percent Change From Prior Year
	Six Months Ended June 30,
	2016	2015
Brazilian real	3.71	2.97	(25)%

During 2015, foreign currency exchange rates in Brazil generally depreciated in value relative to the U.S. dollar. During the first half of 2016, the foreign currency exchange rates appreciated compared to the rate in effect at the end of the prior year. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2015, as well as at the end of the first and second quarters of 2016.

	Predecessor Company		Successor Company
	2015				2016
	March	June	September	December	March	June
Brazilian real	3.21	3.10	3.97	3.90	3.56	3.21

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and six months ended June 30, 2015 to amounts that would have resulted if the average foreign currency exchange rates for the three and six months ended June 30, 2015 were the same as the average foreign currency exchange rates that were in effect for the three and six months ended June 30, 2016; and (ii) by comparing the constant currency financial measures for the three and six months ended June 30, 2015 to the actual financial measures for the three and six months ended June 30, 2016. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three and six months ended June 30, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Successor Company	Predecessor Company
	June 30, 2016	June 30, 2015	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Brazil segment earnings (losses)	32,256	(78,757)	111,013	(141)%	(147)%
Corporate segment losses and eliminations	(9,736)	(16,113)	6,377	(40)%	(40)%
Consolidated segment earnings (losses)	22,520	(94,870)	117,390	(124)%	(133)%
Impairment, restructuring and other charges	(10,557)	(29,496)	18,939	(64)%	(60)%
Depreciation and amortization	(40,714)	(73,709)	32,995	(45)%	(37)%
Operating loss	(28,751)	(198,075)	169,324	(85)%	(84)%
Interest expense, net	(27,181)	(47,547)	20,366	(43)%	(36)%
Interest income	10,802	8,889	1,913	22%	39%
Foreign currency transaction gains, net	43,356	14,560	28,796	198%	240%
Other expense, net	(2,446)	(9,374)	6,928	(74)%	(70)%
Loss from continuing operations before reorganization items and income tax provision	(4,220)	(231,547)	227,327	(98)%	(98)%
Reorganization items	(223)	1,970,483	(1,970,706)	(100)%	(100)%
Income tax provision	(353)	(1,128)	775	(69)%	(69)%
Net (loss) income from continuing operations	(4,796)	1,737,808	(1,742,604)	(100)%	(100)%
(Loss) income from discontinued operations, net of income taxes	(5,075)	312,224	(317,299)	(102)%	(102)%
Net (loss) income	$(9,871)	$2,050,032	$(2,059,903)	(100)%	(100)%

Six Months Ended
Brazil segment earnings (losses)	36,016	(75,234)	111,250	(148)%	(160)%
Corporate segment losses and eliminations	(21,540)	(37,982)	16,442	(43)%	(43)%
Consolidated segment earnings (losses)	14,476	(113,216)	127,692	(113)%	(124)%
Impairment, restructuring and other charges	(16,472)	(36,792)	20,320	(55)%	(47)%
Depreciation and amortization	(80,819)	(153,878)	73,059	(47)%	(35)%
Operating loss	(82,815)	(303,886)	221,071	(73)%	(67)%
Interest expense, net	(52,403)	(82,820)	30,417	(37)%	(20)%
Interest income	20,526	15,327	5,199	34%	67%
Foreign currency transaction gains (losses), net	82,998	(63,948)	146,946	(230)%	(262)%
Other expense, net	(4,942)	(137)	(4,805)	NM	NM
Loss from continuing operations before reorganization items and income tax provision	(36,636)	(435,464)	398,828	(92)%	(90)%
Reorganization items	(598)	1,956,874	(1,957,472)	(100)%	(100)%
Income tax provision	(369)	(2,009)	1,640	(82)%	(81)%
Net (loss) income from continuing operations	(37,603)	1,519,401	(1,557,004)	(102)%	(102)%
(Loss) income from discontinued operations, net of income taxes	(8,856)	221,114	(229,970)	(104)%	(104)%
Net (loss) income	$(46,459)	$1,740,515	$(1,786,974)	(103)%	(103)%
_______________________________
NM - Not Meaningful
We define segment earnings (losses) as operating loss before depreciation, amortization and impairment, restructuring and other charges. Consolidated segment earnings recognized during the three and six months ended June 30, 2016 were $22.5 million and $14.5 million compared to segment losses of $94.9 million and $113.2 million during the same periods in 2015 and include the results of operations of our Brazil segment and our corporate operations, both of which are discussed individually below.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized in the three and six months ended June 30, 2016 primarily represented $7.3 million and $8.2 million, respectively, in non-cash asset impairment charges related to the abandonment of transmitter and receiver sites in Brazil and $2.0 million and $5.3 million, respectively, in restructuring charges related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and certain office closures. These charges also included $1.3 million and $3.0 million, respectively, in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

Consolidated impairment, restructuring and other charges recognized in the three and six months ended June 30, 2015 primarily consisted of non-cash asset impairment charges related to the shutdown or abandonment of transmitter and receiver sites in Brazil and severance costs incurred at the corporate level resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

2.	Depreciation and amortization

The $33.0 million, or 45%, and $73.1 million, or 47%, decreases in consolidated depreciation and amortization on a reported basis, and the 37% and 35% decreases on a constant currency basis, for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily the result of decreases in the value of Nextel Brazil's property, plant and equipment resulting from the implementation of fresh start accounting.

3.	Interest expense, net

The $20.4 million, or 43%, and $30.4 million, or 37%, decreases in consolidated net interest expense on a reported basis, and 36% and 20% decreases on a constant currency basis, for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily the result of the depreciation in the value of the Brazil real relative to the U.S. dollar and the implementation of fresh-start accounting.

4.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $43.4 million and $83.0 million during the three and six months ended June 30, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

Consolidated foreign currency transaction gains of $14.6 million during the three months ended June 30, 2015 were largely the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during the period on Nextel Brazil's U.S. dollar-denominated net liabilities. Foreign currency transaction losses of $63.9 million during the six months ended June 30, 2015 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities.

5.	Reorganization items

Reorganization items for the three and six months ended June 30, 2015 included all income, expenses, gains and losses that were recognized as a result of the implementation of the Plan of Reorganization in connection with the Chapter 11 proceedings, including the $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11, a $261.8 million gain as a result of the implementation of fresh start accounting and $67.1 million and $80.7 million in professional fees and other costs, respectively.

b.    Nextel Brazil

	Successor Company		Predecessor Company
	June 30, 2016	% of Nextel Brazil’s Operating Revenues	June 30, 2015	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$243,077	98%	$303,174	95%	$(60,097)	(20)%	(8)%
Handset and accessory revenues	6,091	2%	17,081	5%	(10,990)	(64)%	(59)%
Cost of handsets and accessories	(8,861)	(3)%	(65,369)	(20)%	56,508	(86)%	(85)%
Handset and accessory net subsidy	(2,770)	(1)%	(48,288)	(15)%	45,518	(94)%	(93)%
Cost of service (exclusive of depreciation and amortization)	(81,910)	(33)%	(126,012)	(40)%	44,102	(35)%	(26)%
Selling and marketing expenses	(27,982)	(11)%	(56,461)	(18)%	28,479	(50)%	(43)%
General and administrative expenses	(98,159)	(40)%	(151,170)	(47)%	53,011	(35)%	(26)%
Segment earnings (losses)	$32,256	13%	$(78,757)	(25)%	$111,013	(141)%	(147)%

Six Months Ended
Service and other revenues	$463,625	97%	$643,804	94%	$(180,179)	(28)%	(10)%
Handset and accessory revenues	12,046	3%	39,807	6%	(27,761)	(70)%	(62)%
Cost of handsets and accessories	(20,027)	(4)%	(121,143)	(18)%	101,116	(83)%	(79)%
Handset and accessory net subsidy	(7,981)	(1)%	(81,336)	(12)%	73,355	(90)%	(88)%
Cost of service (exclusive of depreciation and amortization)	(171,934)	(36)%	(256,153)	(38)%	84,219	(33)%	(16)%
Selling and marketing expenses	(50,052)	(10)%	(105,357)	(15)%	55,305	(52)%	(41)%
General and administrative expenses	(197,642)	(42)%	(276,192)	(40)%	78,550	(28)%	(11)%
Segment earnings (losses)	$36,016	8%	$(75,234)	(11)%	$111,250	(148)%	(160)%

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's customer turnover rates for each of the quarters in 2015 and for the first and second quarters of 2016. We calculate customer turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(subscribers in thousands)
iDEN subscriber units	2,667.5	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1
WCDMA subscriber units	1,672.2	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7
Total subscriber units in commercial service — beginning of period	4,339.7	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8

iDEN net subscriber losses	(194.7)	(189.0)	(208.1)	(211.5)	(195.2)	(149.7)
WCDMA net subscriber additions (losses)	239.9	224.5	227.3	68.5	(77.7)	(29.2)
Total net subscriber additions (losses)	45.2	35.5	19.2	(143.0)	(272.9)	(178.9)

Migrations from iDEN to WCDMA	58.3	59.3	116.2 (1)	78.5	41.7	37.6

iDEN subscriber units	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1	1,127.8
WCDMA subscriber units	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7	2,717.1
Total subscriber units in commercial service — end of period	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8	3,844.9

Total customer turnover	3.15%	3.34%	3.54%	3.74%	4.34%	3.99%
iDEN customer turnover	3.25%	3.54%	3.94%	4.48%	4.80%	4.46%
WCDMA customer turnover	2.99%	3.13%	3.21%	3.27%	4.10%	3.78%
(1) For the three months ended September 30, 2015, migrations from iDEN to WCDMA included approximately 31,000 migrations which were not properly reported in prior quarters. This change in migrations did not impact total subscriber units at the end of any period presented.

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2015, as well as for the first and second quarters of 2016, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Total service ARPU (US$)	23	20	18	16	16	19
WCDMA service ARPU (US$)	25	22	19	17	16	20
iDEN service ARPU (US$)	22	19	17	15	15	16

Total service ARPU (BR)	66	62	62	62	62	66
WCDMA service ARPU (BR)	70	66	66	65	64	70
iDEN service ARPU (BR)	62	59	58	58	57	56
The average value of the Brazilian real depreciated relative to the U.S. dollar during the three and six months ended June 30, 2016 by 14% and 25%, respectively, compared to the average value that prevailed during the three and six months ended June 30, 2015. As a result, the components of Nextel Brazil's results of operations for the three and six months ended June 30, 2016, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.
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
Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013 and experienced subscriber growth on its WCDMA network and an increase in its WCDMA service ARPU in Brazilian reais through the end of 2014. Although Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2.7 million subscribers as of June 30, 2016, Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased slightly throughout the course of 2015 and into the first quarter of 2016, and its WCDMA customer turnover increased significantly in the first half of 2016, as a result of more intense competition in the wireless market and the economic factors discussed above. In addition, the competitive environment in the Brazilian wireless industry was characterized by aggressive pricing and service offerings throughout 2015 and into the first half of 2016. In the second quarter of 2015, Nextel Brazil implemented several new rate plans and promotions to improve the attractiveness of its service offerings, expand targeted customer segments and provide economic incentives to attract customers. Specifically, in June 2015, Nextel Brazil began offering new simplified rate plans that further incentivize subscribers to utilize their existing handsets when purchasing Nextel Brazil's services, which generally result in similar or higher service ARPU levels. In addition, during the fourth quarter of 2015, Nextel Brazil launched promotions to increase prices on certain rate plans, which resulted in higher service ARPU levels for new WCDMA customers during the first and second quarters of 2016 compared to the levels experienced during the fourth quarter of 2015. In addition, during the second quarter of 2016, Nextel Brazil modified its billing process, which resulted in a decrease in certain revenue-based taxes that allows Nextel Brazil to retain a larger portion of its customer billings, which, along with other factors, resulted in a 9% increase in Nextel Brazil's WCDMA service ARPU in local currency compared to the first quarter of 2016.
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

As a result of the initiatives discussed above, Nextel Brazil's average revenue per subscriber in Brazilian reais increased by 6% during the three months ended June 30, 2016 compared to the same period in 2015 and was relatively flat during the six months ended June 30, 2016 compared to the same period in 2015. However, despite the growth in the number of WCDMA subscriber units from the three and six months ended June 30, 2015 to the same periods in 2016, total subscriber units decreased due to the decline in iDEN subscriber units. The decrease in Nextel Brazil's total subscriber base resulted in decreases of 8% and 10%, respectively, in Nextel Brazil's service and other revenues on a constant currency basis. In addition, the depreciation of the Brazilian real relative to the U.S. dollar over these periods, in combination with the factors discussed above, caused the $60.1 million, or 20%, and $180.2 million, or 28%, declines in Nextel Brazil's service and other revenues over the same periods.
In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and are aligning our costs with this revised outlook. As a result, we are targeting less aggressive subscriber growth than last year with a focus on attracting high value customers while simultaneously reducing selling, general and administrative expenses and handset subsidies.
Despite decreases in local currency operating revenues, Nextel Brazil recognized segment earnings of $3.8 million and $32.3 million and segment earnings margins of 2% and 13% during the first and second quarters of 2016 as a result of the execution of initiatives to reduce operating expenses included in our business plan. Nextel Brazil recognized segment earnings of $32.3 million and $36.0 million, respectively, during the three and six months ended June 30, 2016 compared to segment losses of $78.8 million and $75.2 million, respectively, during the same periods in 2015 as a result of the following:

1.	Service and other revenues

The $60.1 million, or 20%, and $180.2 million, or 28%, decreases in service and other revenues on a reported basis during the three and six months ended June 30, 2016 compared to the same periods in 2015 are primarily the result of the impact of weaker foreign currency exchange rates on our reported results and the decline in Nextel Brazil's subscriber base. On a constant currency basis, Nextel Brazil's service and other revenues decreased 8% and 10% during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Nextel Brazil's WCDMA subscriber base grew from 2.3 million subscribers as of the end of the second quarter of 2015 to 2.7 million subscribers as of the end of the second quarter of 2016. Nextel Brazil has continued to strategically facilitate the migration of iDEN subscribers to its WCDMA network, which resulted in 37 thousand migrations during the three months ended June 30, 2016. As a result of the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues increased $14.9 million and $15.3 million from the three and six months ended June 30, 2015 to the same periods in 2016, or 25% and 31% on a constant currency basis. These increases were offset by $75.0 million, or 51%, and $195.6 million, or 57%, decreases in Nextel Brazil's iDEN-based service and other revenues from the three and six months ended June 30, 2015 to the same periods in 2016, or 44% and 46% on a constant currency basis, driven by a decrease in Nextel Brazil's iDEN subscriber base from 2.2 million subscribers as of the end of the second quarter of 2015 to 1.1 million subscribers as of the end of the second quarter of 2016 and a decline in its iDEN-based average revenue per subscriber from $19 for the second quarter of 2015 to $16 for the second quarter of 2016.

2.	Handset and accessory net subsidy

The $45.5 million, or 94%, and $73.4 million, or 90%, decreases in handset and accessory net subsidy on a reported basis from the three and six months ended June 30, 2015 to the same periods in 2016 are largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, 86% of Nextel Brazil's new WCDMA subscribers during both the three and six months ended June 30, 2016 represented customers who utilized their existing handsets compared to 66% and 57% during the same periods in 2015. These decreases were also impacted by a $25.3 million charge that Nextel Brazil recognized in the second quarter of 2015 related to certain tax credits generated as a result of handset purchases that we estimated were not probable of being recovered. During the second quarter of 2016, we recovered an immaterial amount of these credits and expect to recover the remaining portion over the course of the next twelve months. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 93% and 88% for the three and six months ended June 30, 2016 compared to the same periods in 2015.

3.	Cost of service

The $44.1 million, or 35%, and $84.2 million, or 33%, decreases in cost of service on a reported basis from the three and six months ended June 30, 2015 to the same periods in 2016 are partially caused by the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's cost of service decreased 26% and 16%, respectively, for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily as the result of a decrease in interconnect costs related to the reduced volume of calls on its iDEN network and lower mobile termination rates, as well as the reversal of $8.1 million in certain non-income based tax-related contingent liabilities in the second quarter of 2016 based on a change in estimate. Also, with the continuing decline in the number of iDEN subscribers in Nextel Brazil's subscriber base, Nextel Brazil's service and repair costs related to its iDEN handset maintenance program continued to decrease. Nextel Brazil's site and switch costs remained relatively stable from the three and six months ended June 30, 2015 to the same periods in 2016 as increases in site rent and energy expenses were offset by decreases in overall maintenance costs.

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

The $28.5 million, or 50%, and $55.3 million, or 52%, decreases in selling and marketing expenses on a reported basis during the three and six months ended June 30, 2016 compared to the same periods in 2015 are partially due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 43% and 41% during the three and six months ended June 30, 2016 compared to the same periods in 2015 as the result of a reduction in sales and marketing personnel, lower advertising and media expenses resulting from cost reductions and retail store closures, and lower commissions due to decreases in gross subscriber additions.

5.	General and administrative expenses

The $53.0 million, or 35%, and $78.6 million, or 28%, decreases in general and administrative expenses on a reported basis for the three and six months ended June 30, 2016 compared to the same periods in 2015 are partially due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's general and administrative expenses decreased 26% and 11% over the same periods primarily as a result of lower bad debt expense, lower customer care expenses primarily related to a decrease in the number of calls Nextel Brazil has received in its call centers, and a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force. These decreases were partially offset by an increase in certain consulting expenses.

c.    Corporate

	Successor Company	Predecessor Company
	June 30, 2016	June 30, 2015	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$45	$77	$(32)	(42)%
General and administrative expenses	(9,781)	(16,190)	6,409	(40)%
Segment losses	$(9,736)	$(16,113)	$6,377	(40)%

Six Months Ended
Service and other revenues	$99	$168	$(69)	(41)%
General and administrative expenses	(21,639)	(39,071)	17,432	(45)%
Segment losses	$(21,540)	$(38,903)	$17,363	(45)%
Segment losses decreased $6.4 million, or 40%, and $17.4 million, or 45%, in the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force that we implemented in 2015, lower consulting expenses and lower information technology costs.

Liquidity and Capital Resources
As of June 30, 2016, we had a working capital deficit of $22.8 million compared to a working capital deficit of $177.4 million as of December 31, 2015. As of June 30, 2016, our working capital included $338.1 million in cash and cash equivalents, of which $1.2 million was held by Nextel Brazil in Brazilian reais, and $91.4 million in short-term investments, which was also held in Brazilian reais. During the second quarter of 2016, $56.7 million of net cash was returned to us in connection with the release of performance bonds and related interest income relating to our obligations to deploy spectrum in Brazil. In addition, as of June 30, 2016, we had $118.1 million of cash collateral securing the remaining performance bonds, of which we recorded $63.7 million as a component of other assets and the remaining $54.4 million as a component of prepaid expenses and other in our condensed consolidated balance sheet. As of June 30, 2016, we also had $207.8 million in cash held in escrow in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru and $80.0 million in judicial deposits in Brazil, all of which we classified as restricted cash.
A substantial portion of our U.S. dollar-denominated cash, cash equivalents and short-term investments is held in bank deposits, and our cash, cash equivalents and short-term investments held in Brazilian reais are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in Brazilian reais will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. Our current sources of funding include our cash, cash equivalent and short-term investment balances, as well as restricted cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru and the return of cash pledged as collateral to secure performance bonds relating to our obligations to deploy our spectrum in Brazil. In August 2016, we received approximately $39.7 million of cash in connection with the release of these performance bonds.

Cash Flows

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash and cash equivalents, beginning of period	$342,184	$334,194
Net cash provided by (used in) operating activities	8,030	(254,757)
Net cash provided by investing activities	17,027	1,027,821
Net cash used in financing activities	(28,580)	(778,231)
Effect of exchange rate changes on cash and cash equivalents	(601)	(9,152)
Change in cash and cash equivalents related to discontinued operations	—	103,260
Cash and cash equivalents, end of period	$338,060	$423,135
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

Our operating activities provided us with $8.0 million of cash during the six months ended June 30, 2016, a $262.8 million increase from the six months ended June 30, 2015, primarily due to decreased operating losses largely resulting from cost reduction efforts and the sale of our Mexican operations.

Our investing activities provided us with $17.0 million of cash during the six months ended June 30, 2016, primarily due to $45.6 million of net cash returned to us from the release of performance bonds, $16.0 million in cash released from escrow and $7.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $35.7 million in cash capital expenditures and $11.9 million paid for judicial deposits. Our investing activities provided us with $1,027.8 million of cash during the first half of 2015, primarily due to the sale of Nextel Mexico for which we received net proceeds of $1.448 billion, including $187.5 million in cash deposited in escrow. The net proceeds from the sale of Nextel Mexico were partially offset by $88.5 million of capital expenditures and $57.1 million in changes in restricted cash and other deposits, most of which related to deposits to secure certain performance bonds relating to our obligations to deploy our WCDMA network in Brazil.

We used $28.6 million of cash in our financing activities during the six months ended June 30, 2016, primarily due to the $24.4 million semi-annual principal repayment under Nextel Brazil's equipment financing facility. We used $778.2 million of cash in our financing activities during the first half of 2015 largely due to $745.2 million of cash distributions paid in settlement of certain claims in connection with our emergence from Chapter 11.

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

We will use the remainder of the proceeds received from the sales of Nextel Mexico in April 2015 and Nextel Argentina in September 2015, both of which followed the sales of Nextel Chile in August 2014 and Nextel Peru in August 2013, to fund our operations in Brazil. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties.
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
During the six months ended June 30, 2016, there were no material changes to our total contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2015.

In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica Brazil S.A., or Telefonica, to reduce the usage rates for roaming traffic. Concurrently, Nextel Brazil entered into a 10-year radio access network, or RAN, sharing agreement with Telefonica under which Telefonica will permit Nextel Brazil to use its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Nextel Brazil is required to prepay 250 million Brazilian reais shortly after the agreements become effective with receipt of regulatory approvals, which occurred in early August 2016. The RAN sharing agreement will allow Nextel Brazil to cease operating a significant number of its transmitter and receiver sites in low-usage areas, which would reduce future operating expenses. In addition, Nextel Brazil will be able to forego construction of new transmitter and receiver sites and utilize the RAN sharing agreement to fulfill regulatory coverage obligations, which would reduce future operating expenses and capital expenditures.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $11.1 million for the first half of 2016 and $69.2 million for the same period in 2015. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect to continue these efforts to conserve our cash resources.
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
Maintenance Covenants Under Financing Agreements. As of June 30, 2016, we had $280.7 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 6 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant semiannually in connection with the agreements governing Nextel Brazil's local bank loans. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. The next measurement date for this financial covenant will be December 31, 2016. Based on our current outlook, which reflects significant uncertainly about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements as of the December 31, 2016 measurement date. If we are unable to develop or implement changes to our business that allow us to meet this covenant, we will need to refinance or negotiate amendments to these loan arrangements or secure additional waivers from the lenders in order to avoid a potential default under the loan agreements. If a default under these local bank loans occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2016.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. As of June 30, 2016, we had $318.0 million in principal amount outstanding under Nextel Brazil's equipment financing facility. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of June 30, 2016.
Future Outlook and Liquidity Plans.  In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and are aligning our costs with this revised outlook. Our current sources of funding are our cash and investments on hand; the ultimate amount recovered from cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil; and funds generated from our operations. As of June 30, 2016, assuming the availability of these funding sources, and if we are successful in making the necessary changes to our business that are factored into our revised business plan, we expect to have sufficient liquidity to continue to fund our business through early 2018.
If we do not meet the results in our revised business plan, or if anticipated funding sources are not available to us, including the release of cash held in escrow, it is likely that we would need to obtain additional funding in the next twelve months. We believe that the uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, may make it challenging for us to obtain additional funding. In addition, the cost of any additional funding that we may require, if available, could be both significant and higher than the cost of our existing financing arrangements. Our inability to obtain suitable financing if and when it is required for these or other reasons could, among other things, negatively impact our results of operations and liquidity.
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

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended June 30, 2016 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

During the six months ended June 30, 2016, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2015.

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
As of June 30, 2016, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in Brazil. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses in Nextel Brazil's internal control over financial reporting. One of the material weaknesses was initially disclosed during the three months ended September 30, 2014 and relates to certain deficiencies in Nextel Brazil's control environment and risk assessment processes, including an organizational structure with insufficiently trained resources and where supervisory roles, responsibilities and monitoring activities were not aligned with financial reporting objectives. While our remediation efforts related to this material weakness are ongoing, we have taken a number of steps to improve our control environment, including:

•	replacing Nextel Brazil's controller during the second quarter of 2016;

•	improving the number and quality of other key individuals within Nextel Brazil's accounting function;

•	providing supplemental training on U.S. generally accepted accounting principles throughout Nextel Brazil's finance organization;

•	improving account reconciliation preparation and review procedures;

•	redesigning our risk assessment process and, during the first half of 2016, reviewing significant accounting processes for risk points and control gaps; and

•	implementing new controls in many areas of the organization.
During the three months ended March 31, 2016, management identified an additional material weakness in the Company’s internal control over financial reporting in Brazil that existed as of December 31, 2015 related to multiple control deficiencies that resulted in certain expenses not being recorded in the fourth quarter of 2015. The control deficiencies include violation of procurement and payment policies, lack of tone at the top, and lack of communication regarding the entry into a significant arrangement by Nextel Brazil senior management. During the three months ended March 31, 2016, we disclosed an immaterial error in our prior period financial statements as a result of this material weakness. The Audit Committee of our Board of Directors hired a third party adviser to assess the facts and assist us in the development of a remediation plan to address this material weakness. As a result of this assessment and our own evaluation, we are implementing certain remediation efforts, including:

•	making changes to modify the reporting structure between Nextel Brazil and our corporate headquarters;

•	providing training to senior leadership in Nextel Brazil related to Sarbanes-Oxley and other SEC rules and regulations; and

•	implementing new contract and purchase order review and approval processes.

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

Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. For information on our various loss contingencies, see Note 4 and Note 8 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2016 - April 30, 2016	—		$—	—
May 1, 2016 - May 31, 2016	—		—	—
June 1, 2016 - June 30, 2016	45,091	(1)	3.00	45,091
Total	45,091	(1)	—	45,091	$—

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
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: August 11, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.