Form 10-Q
period 2016-09-30
NII HOLDINGS INC
filed 2016-11-14
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 11, 2016
Common Stock, $0.001 par value per share	100,783,074

NII HOLDINGS, INC. AND SUBSIDIARES
INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets — As of September 30, 2016 (Successor Company) and December 31, 2015 (Successor Company)	3
Condensed Consolidated Statements of Comprehensive (Loss) Income — For the Three and Nine Months Ended September 30, 2016 (Successor Company), For the Three Months Ended September 30, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity — For the Nine Months Ended September 30, 2016 (Successor Company)	5
Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2016 (Successor Company), For the Three Months Ended September 30, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

Part II. Other Information	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Issuer Purchases of Equity Securities	41
Item 6. Exhibits	41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	Successor Company
	September 30, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$289,749	$342,184
Short-term investments	21,985	84,317
Accounts receivable, net of allowance for doubtful accounts of $55,021 and $39,033	162,907	144,629
Handset and accessory inventory	12,351	24,358
Prepaid expenses and other	294,094	132,534
Total current assets	781,086	728,022
Property, plant and equipment, net	121,051	555,023
Intangible assets, net	269,398	892,622
Other assets	305,331	554,241
Total assets	$1,476,866	$2,729,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,081	$43,765
Accrued expenses and other	390,763	268,858
Deferred revenues	8,381	10,386
Current portion of long-term debt	560,123	582,420
Total current liabilities	1,008,348	905,429
Long-term debt	96,741	82,647
Other long-term liabilities	117,608	197,837
Total liabilities	1,222,697	1,185,913
Commitments and contingencies (Note 8)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,150 shares issued and outstanding — 2016, 100,001 shares issued and outstanding — 2015	100	100
Paid-in capital	2,075,111	2,070,497
Accumulated deficit	(1,746,285)	(280,883)
Accumulated other comprehensive loss	(74,757)	(245,719)
Total stockholders’ equity	254,169	1,543,995
Total liabilities and stockholders’ equity	$1,476,866	$2,729,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts) Unaudited

	Successor Company			Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30, 2016	September 30, 2016	September 30, 2015	June 30, 2015
Operating revenues
Service and other revenues	$255,663	$719,387	$266,487	$643,904
Handset and accessory revenues	5,173	17,219	18,165	39,807
	260,836	736,606	284,652	683,711
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	96,526	268,460	112,179	256,085
Cost of handsets and accessories	5,780	25,807	28,307	121,143
Selling, general and administrative	142,816	412,149	168,804	419,699
Impairment, restructuring and other charges	1,324,205	1,340,677	4,715	36,792
Depreciation	66,293	126,063	36,353	126,789
Amortization	11,912	32,961	11,946	27,089
	1,647,532	2,206,117	362,304	987,597
Operating loss	(1,386,696)	(1,469,511)	(77,652)	(303,886)
Other (expense) income
Interest expense, net	(29,451)	(81,854)	(28,878)	(82,820)
Interest income	9,199	29,725	8,597	15,327
Foreign currency transaction (losses) gains, net	(5,221)	77,777	(106,617)	(63,948)
Other (expense) income, net	(2,073)	(7,015)	927	(137)
	(27,546)	18,633	(125,971)	(131,578)
Loss from continuing operations before reorganization items and income tax provision	(1,414,242)	(1,450,878)	(203,623)	(435,464)
Reorganization items (Note 2)	(150)	(748)	2,144	1,956,874
Income tax benefit (provision)	2,838	2,469	(470)	(2,009)
Net (loss) income from continuing operations	(1,411,554)	(1,449,157)	(201,949)	1,519,401
(Loss) income from discontinued operations, net of income taxes	(7,389)	(16,245)	12,528	221,114
Net (loss) income	$(1,418,943)	$(1,465,402)	$(189,421)	$1,740,515

Net (loss) income from continuing operations per common share, basic	$(14.10)	$(14.49)	$(2.02)	$8.73
Net (loss) income from discontinued operations per common share, basic	(0.07)	(0.16)	0.12	1.27
Net (loss) income per common share, basic	$(14.17)	$(14.65)	$(1.89)	$10.00

Net (loss) income from continuing operations per common share, diluted	$(14.10)	$(14.49)	$(2.02)	$8.71
Net (loss) income from discontinued operations per common share, diluted	(0.07)	(0.16)	0.12	1.27
Net (loss) income per common share, diluted	$(14.17)	$(14.65)	$(1.89)	$9.98

Weighted average number of common shares outstanding, basic	100,143	100,054	100,000	172,363

Weighted average number of common shares outstanding, diluted	100,143	100,054	100,000	172,691

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(18,031)	$170,962	$(264,932)	$(205,899)
Reclassification adjustment for sales of Nextel Mexico and Nextel Argentina	—	—	(1,672)	421,953
Other	—	—	4,734	2,956
Other comprehensive (loss) income	(18,031)	170,962	(261,870)	219,010
Net (loss) income	(1,418,943)	(1,465,402)	(189,421)	1,740,515
Total comprehensive (loss) income	$(1,436,974)	$(1,294,440)	$(451,291)	$1,959,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015 — Successor Company	100,001	$100	$2,070,497	$(280,883)	$(245,719)	$1,543,995
Net loss		—	—	(1,465,402)	—	(1,465,402)
Other comprehensive income		—	—	—	170,962	170,962
Share-based compensation activity	149	—	4,614	—	—	4,614
Balance, September 30, 2016 — Successor Company	100,150	$100	$2,075,111	$(1,746,285)	$(74,757)	$254,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015

Cash flows from operating activities:
Net (loss) income	$(1,465,402)	$(189,421)	$1,740,515
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (gain) from discontinued operations	16,245	(12,528)	(221,114)
Amortization of debt (premiums) discounts and financing costs	(152)	(337)	18,753
Depreciation and amortization	159,024	48,299	153,878
Provision for losses on accounts receivable	58,616	15,383	65,396
Foreign currency transaction (gains) losses, net	(77,777)	106,617	63,948
Impairment charges, restructuring charges and losses on disposals of fixed assets	1,329,140	4,162	31,471
Share-based payment expense	4,576	2,210	5,239
Reorganization gain in connection with emergence from Chapter 11	—	—	(1,775,787)
Fresh start adjustments, net	—	—	(248,709)
Other, net	(342)	(7,459)	(10,178)
Change in assets and liabilities:
Accounts receivable	(47,962)	(30,652)	(35,013)
Prepaid value-added taxes	22,805	643	50,564
Handset and accessory inventory	13,714	6,463	7,513
Prepaid expenses and other	(4,254)	(8,855)	(26,688)
Other long-term assets	(62,563)	9,836	47,253
Accrued value-added taxes	(10,360)	(565)	(7,941)
Other long-term liabilities	14,817	9,967	(32,819)
Accounts payable, accrued expenses, deferred revenues and other	(25,033)	(41,642)	18,565
Total operating cash used in continuing operations	(74,908)	(87,879)	(155,154)
Total operating cash provided by (used in) discontinued operations	—	22,988	(99,603)
Net cash used in operating activities	(74,908)	(64,891)	(254,757)
Cash flows from investing activities:
Capital expenditures	(47,541)	(60,062)	(88,485)
Purchases of investments	(810,838)	(256,467)	(757,714)
Proceeds from sales of investments	888,509	306,014	756,546
Purchase of licenses	(15,936)	(2,143)	(5,391)
Change in restricted cash and other deposits	67,049	(49,329)	(57,074)
Other, net	(2,312)	2,842	3,501
Total investing cash provided by (used in) continuing operations	78,931	(59,145)	(148,617)
Total investing cash provided by discontinued operations	17,957	96,377	1,176,438
Net cash provided by investing activities	96,888	37,232	1,027,821
Cash flows from financing activities:
Net proceeds from debtor-in-possession loan	—	—	340,375
Repayment of debtor-in-possession loan	—	—	(340,375)
Claims paid to senior noteholders	—	—	(745,221)
Repayments under equipment financing facility	(48,385)	(24,423)	—
Repayments under bank loans, capital leases and other	(24,472)	(779)	(6,299)
Total financing cash used in continuing operations	(72,857)	(25,202)	(751,520)
Total financing cash used in discontinued operations	—	—	(26,711)
Net cash used in financing activities	(72,857)	(25,202)	(778,231)
Effect of exchange rate changes on cash and cash equivalents	(1,558)	560	(9,152)
Change in cash and cash equivalents related to discontinued operations	—	22,662	103,260
Net (decrease) increase in cash and cash equivalents	(52,435)	(29,639)	88,941
Cash and cash equivalents, beginning of period	342,184	423,135	334,194
Cash and cash equivalents, end of period	$289,749	$393,496	$423,135

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated financial statements contained in our quarterly reports on Form 10-Q for the three months ended March 31, 2016 and for the three months ended June 30, 2016. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
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
Over the last year, we have implemented changes in our business to better align our organization and costs with our available sources of funding, as well as to respond to the impact of the current and expected economic and competitive conditions in Brazil. These changes have included changes to our leadership team; improvements to our operations; and the implementation of cost savings measures, spending reductions and headcount reductions. As a result of these changes, we have reduced the amount of cash used in our operating activities for the nine months ended September 30, 2016 compared to the combined nine-month period ended September 30, 2015.
Our current sources of funding primarily include $311.7 million of cash and investments on hand; the ultimate amount recovered from the $203.3 million of cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; and the return of $85.2 million of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our current sources of funding may not be adequate to fund our business beyond early 2018 even if our results of operations are consistent with our current projections. In addition, if anticipated funding sources are not available to us, including the release of cash held in escrow, it is likely that we would need to obtain additional funding within the next six to twelve months based on our current projections. We believe that the uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, will make it difficult for us to obtain new capital. If we cannot obtain suitable financing, if and when it is required for these or other reasons, it could, among other things, negatively impact our results of operations and liquidity and our ability to settle our obligations as they come due.
In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. The next measurement date for this financial covenant will be December 31, 2016. Based on our current outlook, we believe it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements as of the December 31, 2016 measurement date. As a result, we have requested waivers from the lenders in order to avoid a potential default under the loan agreements. If a default under these local bank loans occurs, the lenders could require us to repay the amounts outstanding under these arrangements, and if they were to do so, the lender of Nextel Brazil's equipment financing facility could accelerate the amount outstanding under that obligation as well. As of September 30, 2016, we had $255.1 million principal amount outstanding under Nextel Brazil's local bank loans and $293.6 million principal amount outstanding under Nextel Brazil’s equipment financing facility. See Note 6 for more information.
These conditions continue to raise substantial doubt about our ability to continue as a going concern.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current year presentation.
New Accounting Pronouncements.  There were no new accounting standards issued during the three months ended September 30, 2016 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

The components of our reorganization items were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30, 2016		September 30, 2015	June 30, 2015
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$1,775,787
Net gain on fresh start fair value adjustments	—	—	—	261,772
Reorganization-related professional fees and other costs	(150)	(748)	2,144	(80,685)
Total reorganization items	$(150)	$(748)	$2,144	$1,956,874

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Impairment, Restructuring and Other Charges
Asset Impairments.

Long-Lived Asset Impairment.

During the third quarter of 2016, we reviewed our Nextel Brazil segment for potential impairment. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties. Taking into consideration the current macroeconomic conditions in Brazil, our history of operating losses and the available sources of capital to fund our business plan, we currently believe that the most likely outcome for the future of our business is the sale of Nextel Brazil. We compared the then $1.7 billion carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability-weighted and took into consideration our ability to obtain capital necessary to fund our business plan. In addition, we assumed that the proceeds from any potential sale of Nextel Brazil would be significantly less than its carrying value as of September 30, 2016. Based on our current estimates, we determined that the carrying value of our Nextel Brazil segment is not fully recoverable.

As a result, in the third quarter of 2016, we recorded a non-cash asset impairment charge of $1.31 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach. While we may ultimately complete a sale with a third party that is valued at more or less than our current market value, we estimated the fair value of our equity based on our market capitalization as of September 30, 2016 and combined it with the fair value of our outstanding debt obligations to determine the impairment charge. See Note 7 for more information on our estimate of the fair value of our debt obligations. We allocated the non-cash asset impairment charge first to reduce the $36.8 million carrying value of our trademark intangible asset to zero, and the remainder between property, plant and equipment, and spectrum licenses on a pro rata basis. We expect to finalize this allocation in the fourth quarter of 2016.

Other Asset Impairments.

During the three and nine months ended September 30, 2016, Nextel Brazil recognized $5.2 million and $13.4 million, in non-cash impairment charges, respectively, primarily related to the abandonment of certain transmitter and receiver sites that are no longer required in its business. Similarly, during the three months ended September 30, 2015 and the six months ended June 30, 2015, Nextel Brazil recognized $4.0 million and $27.8 million in non-cash asset impairment charges, respectively, the majority of which related to the abandonment of certain transmitter and receiver sites that are no longer required in its business.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring Charges.

During the three and nine months ended September 30, 2016, we recognized $0.4 million and $3.4 million, respectively, in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. During the three and nine months ended September 30, 2016, Nextel Brazil recognized $6.2 million and $11.4 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in its business and certain office closures. During the six months ended June 30, 2015, we recognized $5.4 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

Total impairment, restructuring and other charges for the three and nine months ended September 30, 2016, for the three months ended September 30, 2015 and for the six months ended June 30, 2015 were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,
	2016	2016	2015	2015
Brazil	$1,282,764	$1,296,273	$4,845	$28,072
Corporate	41,441	44,404	(130)	8,720
Total impairment, restructuring and other charges	$1,324,205	$1,340,677	$4,715	$36,792
As of September 30, 2016, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2015 — Successor Company	$16,859
Restructuring charges	14,872
Cash payments	(5,394)
Foreign currency translation adjustment	1,455
Balance, September 30, 2016 — Successor Company	$27,792

Note 4.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	Successor Company
	September 30, 2016	December 31, 2015
	(in thousands)
Cash in escrow	$168,914	$6,000
Value-added taxes	29,147	33,467
Cash collateral related to performance bonds	28,465	47,450
Other prepaid expenses	22,702	11,934
Other current assets	44,866	33,683
	$294,094	$132,534

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
During the three and nine months ended September 30, 2016, the three months ended September 30, 2015 and the six months ended June 30, 2015, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	Successor Company
	September 30, 2016	December 31, 2015
	(in thousands)
Land	$3,194	$2,655
Building and leasehold improvements	1,744	11,765
Network equipment, communication towers and network software	103,023	492,814
Software, office equipment, furniture and fixtures and other	7,654	65,747
Less: Accumulated depreciation	—	(59,987)
	115,615	512,994
Construction in progress	5,436	42,029
	$121,051	$555,023

Intangible Assets, Net.
Our intangible assets include the following:

		Successor Company
		September 30, 2016			December 31, 2015
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$250,343	$—	$250,343	$850,818	$(16,314)	$834,504
Tradename	26	—	—	—	38,700	(744)	37,956
Customer relationships	4	27,717	(8,662)	19,055	23,042	(2,880)	20,162
		$278,060	$(8,662)	$269,398	$912,560	$(19,938)	$892,622
Based on the carrying amount of our intangible assets as of September 30, 2016 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2016	$37,101
2017	16,558
2018	16,558
2019	13,093
2020	9,629
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash.
As of September 30, 2016, we classified $168.9 million of our restricted cash as prepaid expenses and other in our condensed consolidated balance sheet, and we classified the remainder as other assets. As of December 31, 2015, almost all of our restricted cash was classified as other assets in our consolidated balance sheet. The components of our restricted cash are as follows:

	Successor Company
	September 30, 2016	December 31, 2015
	(in thousands)
Cash in escrow — Nextel Mexico sale	$167,414	$186,593
Brazil judicial deposits	84,211	54,289
Cash in escrow — Nextel Peru sale	34,363	34,353
Cash in escrow — Nextel Argentina sale	1,500	6,000
	$287,488	$281,235

Other Assets.
The components of our other long-term assets are as follows:

	Successor Company
	September 30, 2016	December 31, 2015
	(in thousands)
Restricted cash	$118,574	$275,235
Cash collateral related to performance bonds	56,747	94,236
Equity interest in Nextel Argentina	—	108,148
Other	130,010	76,622
	$305,331	$554,241
Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company
	September 30, 2016	December 31, 2015
	(in thousands)
Brazil spectrum license payable	$126,000	$—
Contingencies	67,222	49,507
Network system and information technology	46,798	32,079
Payroll related items and commissions	46,339	31,734
Non-income based taxes	26,569	33,097
Capital expenditures	9,131	25,182
Other	68,704	97,259
	$390,763	$268,858

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brazil Spectrum Payable. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 megahertz, or MHz, of spectrum in the 1.8 gigahertz, or GHz, band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. The spectrum license has an initial term of 15 years with an optional 15-year renewal period. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. The remaining 409.5 million Brazilian reais, plus accrued interest of 1% per month and annual inflationary adjustments, is due in six annual installments, beginning in July 2019. If we elect to pay or refinance the full amount of the remaining 409.5 million Brazilian reais by December 9, 2016, the Brazilian telecommunciations regulator will waive interest. If we elect not to pay the remaining amount prior to December 9, 2016, we will have accepted the financing option discussed above, and we will accrue interest retroactively. Should we decide to accept the financing option, we would need to obtain a waiver from one of our existing lenders due to limitations on incremental indebtedness. Because this amount is not currently considered indebtedness, as of September 30, 2016, we did not record $2.7 million in accrued interest related to this spectrum payable.
Accumulated Other Comprehensive Loss. As of September 30, 2016 and December 31, 2015, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of September 30, 2016 and December 31, 2015, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

Supplemental Cash Flow Information.

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,
	2016	2015	2015
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$47,541	$60,062	$88,485
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(21,971)	(11,672)	(19,282)
	$25,570	$48,390	$69,203
In connection with the completion of the sale of Nextel Argentina to Grupo Clarin in January 2016, the promissory note that was initially issued in connection with this transaction was canceled. See Note 5 for more information. In addition, as of September 30, 2016, we recorded $126.0 million as a component of current liabilities on our condensed consolidated balance sheet in connection with the signing of the license agreement related to our acquisition of 30 MHz of spectrum in the 1.8 GHz band in July 2016. Other than these two transactions, we did not have any significant non-cash investing or financing activities during the nine months ended September 30, 2016.
For the three months ended September 30, 2015, we had $19.0 million in non-cash investing and financing activities, the majority of which related to U.S. treasury bills that we received in connection with the sale of Nextel Argentina.
For the six months ended June 30, 2015, we had the following non-cash investing and financing activities:

•
$2,067.7 million in Successor Company common stock that we issued in partial satisfaction of certain claims that were settled in connection with our emergence from Chapter 11 (see Note 2 for more information); and

•
a $187.5 million increase in restricted cash, which represented cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico (see Note 5 for more information).

Revenue-Based Taxes.  We record certain revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and nine months ended September 30, 2016, we recognized $11.5 million and $36.8 million, respectively, in revenue-based taxes and other excise taxes. For the three months ended September 30, 2015 and six months ended June 30, 2015, we recognized $9.3 million and $39.0 million, respectively, in revenue-based taxes and other excise taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted Net (Loss) Income Per Common Share.  As presented for the three and nine months ended September 30, 2016, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive. As presented for the three months ended September 30, 2015, our calculation of diluted net loss from continuing operations per common share did not include 0.6 million restricted common shares because their effect would have been antidilutive. As presented for the six months ended June 30, 2015, our calculation of diluted net income from continuing operations per common share includes 0.3 million restricted common shares. Our calculations of diluted net loss from continuing operations per common share for the three months ended September 30, 2015 and diluted net income from continuing operations per common share for the six months ended June 30, 2015 do not include any other potential common shares, including shares issuable upon the potential exercise of stock options issued under our stock-based employee compensation plans since their effect would have been antidilutive.
For both the three and nine months ended September 30, 2016, we did not include 3.3 million and 3.5 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three and nine months ended September 30, 2016, we did not include 0.7 million and 0.8 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three months ended September 30, 2015 and the six months ended June 30, 2015, we did not include 1.6 million and 4.8 million stock options, respectively, in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive.

Note 5.	Discontinued Operations

Sale of Nextel Argentina. On September 11, 2015, NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., both of which are indirect subsidiaries of NII Holdings, entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. We received the remaining cash consideration in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of it affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliates immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds. In September 2016, Grupo Clarin released $4.5 million of the escrow to us.

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds from this sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified price adjustments. As of September 30, 2016, we paid $4.2 million out of escrow to settle an indemnification claim, and in exchange, New Cingular Wireless released $16.0 million of the escrow to us in June 2016 and an additional $4.0 million in October 2016. As of September 30, 2016, $167.4 million remained in escrow. To the extent there are no outstanding claims, the remaining amount held in escrow is scheduled to be released to us on April 30, 2017. If any new claims are submitted in the future, the amount and timing of the release of the remaining funds in escrow could be impacted. We are currently subject to various ongoing tax audits by the federal Mexican authorities related to certain years prior to the sale of Nextel Mexico for which we have indemnified New Cingular Wireless. To date, we have received one assessment in the amount of $10.0 million, which we are vigorously contesting through an administrative appeals process.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L.U., NII Mercosur Moviles, S.L.U. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary, Nextel Chile, S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. Entel has provided notice of potential claims for amounts greater than the $34.4 million that remained in escrow as of September 30, 2016 to satisfy these claims. We believe that the requirements for payment of certain indemnification claims have not been met at this time, and we intend to vigorously contest these claims. As of September 30, 2016, we accrued $17.3 million related to the potential settlement of these claims. The time period for additional claims against the amount held in escrow lapsed in February 2015.

In connection with the sales of Nextel Argentina and Nextel Mexico, we have reported the results of these operating companies as discontinued operations in this quarterly report on Form 10-Q. Accordingly, we reclassified Nextel Argentina's and Nextel Mexico's results of operations for all periods presented to reflect these former operating companies as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations. The major components of (loss) income from discontinued operations related to Nextel Argentina and Nextel Mexico were as follows (in thousands):

	Successor Company			Predecessor Company
	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,
	2016	2016	2015	2015
Operating revenues	$—	$—	$75,450	$599,038
Operating expenses	—	—	(60,863)	(675,245)
Other income (expense), net	—	—	1,159	(49,974)
Income (loss) before income tax provision	—	—	15,746	(126,181)
Income tax provision	—	—	(4,770)	(8,065)
	—	—	10,976	(134,246)
(Loss) income on sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru	(7,389)	(16,245)	1,552	355,360
(Loss) income from discontinued operations, net of income taxes	$(7,389)	$(16,245)	$12,528	$221,114

Note 6.	Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans and equipment financing facility do not represent their respective outstanding principal balances. The components of our debt are as follows:

	Successor Company
	September 30, 2016	December 31, 2015
	(in thousands)
Brazil equipment financing facility	$291,438	$339,850
Brazil bank loans	263,366	240,396
Brazil capital lease and tower financing obligations	101,749	84,295
Other	311	526
Total debt	656,864	665,067
Less: current portion	(560,123)	(582,420)
	$96,741	$82,647

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

Based on our current outlook, which reflects significant uncertainly about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements as of the December 31, 2016 measurement date. As a result, we have requested waivers from the lenders in order to avoid a potential default under the loan agreements. If a default under these local bank loans occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2016. As of September 30, 2016, we had $255.1 million principal amount outstanding under Nextel Brazil's local bank loans.

Brazil Equipment Financing Facility. In December 2014, Nextel Brazil and the lender under its equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of September 30, 2016. As of September 30, 2016, we had $293.6 million principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this facility.

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
Financial Instruments.
Available-for-Sale Securities.
As of September 30, 2016 and December 31, 2015, available-for-sale securities held by Nextel Brazil included $15.2 million and $56.2 million, respectively, in investment funds and $6.6 million and $9.3 million, respectively, in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three and nine months ended September 30, 2016, the three months ended September 30, 2015 and the six months ended June 30, 2015, we did not have any material unrealized gains or losses associated with these investments.

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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	Successor Company
	September 30, 2016			December 31, 2015
	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value	Principal Amount Outstanding	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$293,550	$291,438	$274,993	$342,475	$339,850	$340,189
Brazil bank loans and other	255,421	263,677	237,792	234,320	240,922	229,366
	$548,971	$555,115	$512,785	$576,795	$580,772	$569,555
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
Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities in our condensed consolidated balance sheet at their fair value. As of September 30, 2016 and December 31, 2015, Nextel Brazil had an immaterial amount of derivative instruments that were classified as short-term investments in our condensed consolidated balance sheets. We consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other (expense) income, net in our condensed consolidated statement of comprehensive (loss) income. For the three months ended September 30, 2016, Nextel Brazil recognized an immaterial amount of realized and unrealized losses resulting from changes in the estimated fair value of its derivative instruments. For the nine months ended September 30, 2016, Nextel Brazil recognized $3.0 million in realized losses resulting from changes in the estimated fair value of its derivative instruments. Unrealized losses recognized during the nine months ended September 30, 2016 were not material. For the three months ended September 30, 2015 and the six months ended June 30, 2015, Nextel Brazil recognized $3.1 million and $6.3 million in realized gains, respectively, resulting from the changes in the estimated fair value of these derivative instruments. In addition, for the three months ended September 30, 2015 and the six months ended June 30, 2015, Nextel Brazil recorded $3.2 million in unrealized gains and $1.3 million in unrealized losses, respectively, resulting from the changes in the estimated fair value of these derivative instruments.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Commitments and Contingencies

Brazil RAN Sharing Commitment.

In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica Brazil, S.A., or Telefonica, to reduce the usage rates for roaming traffic. Concurrently, Nextel Brazil entered into a 10-year radio access network, or RAN, sharing agreement with Telefonica, under which Telefonica will permit Nextel Brazil to use its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Nextel Brazil was required to prepay 250 million Brazilian reais shortly after the agreements became effective with receipt of regulatory approvals, which occurred in August 2016.

We are allocating the aggregate 800 million Brazilian reais in minimum payments on a relative fair value basis to the services being received. We are recognizing approximately 318 million Brazilian reais on a ratable basis over a period of five years for the amended roaming agreement, which began in August 2016, and approximately 482 million Brazilian reais on a ratable basis over a period of eight years for the RAN sharing agreement, which will begin in the fourth quarter of 2016. In addition, in order to reduce future operating expenses, we intend to cease the use of approximately 2,000 of our transmitter and receiver sites, which we expect will result in restructuring charges related to the termination of the leases governing these sites of approximately $50.0 million. We expect to recognize these restructuring charges over the course of the next three quarters.

Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of September 30, 2016 and December 31, 2015.
As of September 30, 2016 and December 31, 2015, Nextel Brazil had accrued liabilities of $70.9 million and $57.7 million, respectively, related to contingencies, of which $1.5 million and $5.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $480.0 million as of September 30, 2016. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
In addition, as of September 30, 2016, we estimated the reasonably possible losses related to potential indemnification claims in connection with the sales of Nextel Mexico and Nextel Peru for which we have not accrued liabilities, as they are not deemed probable, to be approximately $27.0 million.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2015, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for 2016 and subsequent years. We maintained this same valuation allowance position through the first nine months of 2016.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2016 — Successor Company
Operating revenues	$260,798	$38	$260,836
Segment earnings (losses)	$23,636	$(7,922)	$15,714
Less:
Impairment, restructuring and other charges			(1,324,205)
Depreciation and amortization			(78,205)
Foreign currency transaction losses, net			(5,221)
Interest expense and other, net			(22,325)
Loss from continuing operations before reorganization items and income tax provision			$(1,414,242)
Capital expenditures	$14,439	$—	$14,439

Three Months Ended September 30, 2015 — Successor Company
Operating revenues	$284,606	$46	$284,652
Segment losses	$(10,808)	$(13,830)	$(24,638)
Less:
Impairment, restructuring and other charges			(4,715)
Depreciation and amortization			(48,299)
Foreign currency transaction losses, net			(106,617)
Interest expense and other, net			(19,354)
Loss from continuing operations before reorganization items and income tax provision			$(203,623)
Capital expenditures	$48,115	$275	$48,390

Nine Months Ended September 30, 2016 — Successor Company
Operating revenues	$736,469	$137	$736,606
Segment earnings (losses)	$59,652	$(29,462)	$30,190
Less:
Impairment, restructuring and other charges			(1,340,677)
Depreciation and amortization			(159,024)
Foreign currency transaction gains, net			77,777
Interest expense and other, net			(59,144)
Loss from continuing operations before reorganization items and income tax provision			$(1,450,878)
Capital expenditures	$25,570	$—	$25,570

Six Months Ended June 30, 2015 — Predecessor Company
Operating revenues	$683,611	$100	$683,711
Segment losses	$(75,234)	$(37,982)	$(113,216)
Less:
Impairment, restructuring and other charges			(36,792)
Depreciation and amortization			(153,878)
Foreign currency transaction losses, net			(63,948)
Interest expense and other, net			(67,630)
Loss from continuing operations before reorganization items and income tax provision			$(435,464)
Capital expenditures	$68,385	$818	$69,203

September 30, 2016 — Successor Company
Identifiable assets	$983,125	$493,741	$1,476,866
December 31, 2015 — Successor Company
Identifiable assets	$1,989,753	$740,155	$2,729,908

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2016 and December 31, 2015 and our consolidated results of operations for the three-month periods ended September 30, 2016 and 2015, for the nine-month period ended September 30, 2016 and for the six-month period ended June 30, 2015; and

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
Prior to the deployment of our WCDMA network, our services were primarily targeted to meet the needs of business subscribers. With the deployment of our WCDMA network in Brazil, our target market has shifted to individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network.
We also offer long-term evolution, or LTE, services in Rio de Janeiro and continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer subscribers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
The services we currently offer include:

•	mobile telephone voice service;

•	wireless data services, including mobile internet services, text messaging services and email services;

•	push-to-talk services, including Direct Connect®, Prip and International Direct Connect® services, which allow subscribers to talk to each other instantly;

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
Our goal is to generate higher revenues and increase our subscriber base by providing differentiated wireless communications services that are valued by our existing and potential subscribers, while managing our capital and operating expenditures in the near term and improving our profitability and cash flow over the long term. Our strategy for achieving this goal is based on several core principles, including:

•	aligning our costs with our current business through continuous evaluation and streamlining of all capital and operating expenditures;

•	focusing on higher value customer segments that generate higher average monthly revenue per subscriber, or ARPU, and lower subscriber turnover;

•	utilizing the most profitable sales channels;

•	offering a superior customer experience, including a reliable and high quality wireless network; and

•	building on the strength of the unique positioning of the Nextel brand.
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
We have implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results and goals, as well as with the trends in our business. These changes have included changes to our leadership team in Brazil, significant reductions in our headquarters staff through the reorganization of the roles and responsibilities of both our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our subscribers' needs.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 annual report on Form 10-K.

Results of Operations
For purposes of comparison to the nine months ended September 30, 2016, we combined the results of operations for the three months ended September 30, 2015 with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting, the Successor Company's financial results for the three months ended September 30, 2015 were prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reason, our results of operations for the combined nine-month period ended September 30, 2015 are not fully comparable to our results of operations for the nine months ended September 30, 2016.
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

	Successor Company		Actual Percent Change From Prior Year
	Three Months Ended September 30,
	2016	2015
Brazilian real	3.25	3.55	8%

	Successor Company		Predecessor Company	Combined	Actual Percent Change From Prior Year
	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2016	2015	2015	2015
Brazilian real	3.56	3.55	2.97	3.16	(13)%

During 2015, foreign currency exchange rates in Brazil generally depreciated in value relative to the U.S. dollar. During the first three quarters of 2016, the foreign currency exchange rates generally appreciated compared to the rate in effect at the end of the prior year. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2015, as well as at the end of the first three quarters of 2016.

	Predecessor Company		Successor Company
	2015				2016
	March	June	September	December	March	June	September
Brazilian real	3.21	3.10	3.97	3.90	3.56	3.21	3.25

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three- and combined nine-month periods ended September 30, 2015 to amounts that would have resulted if the average foreign currency exchange rates for the three- and combined nine-month periods ended September 30, 2015 were the same as the average foreign currency exchange rates that were in effect for the three and nine months ended September 30, 2016; and (ii) by comparing the constant currency financial measures for the three- and combined nine-month periods ended September 30, 2015 to the actual financial measures for the three and nine months ended September 30, 2016. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three- and combined nine-month periods ended September 30, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Successor Company
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment earnings (losses)	23,636	(10,808)	34,444	NM	NM
Corporate segment losses and eliminations	(7,922)	(13,830)	5,908	(43)%	(43)%
Consolidated segment earnings (losses)	15,714	(24,638)	40,352	(164)%	(233)%
Impairment, restructuring and other charges	(1,324,205)	(4,715)	(1,319,490)	NM	NM
Depreciation and amortization	(78,205)	(48,299)	(29,906)	62%	49%
Operating loss	(1,386,696)	(77,652)	(1,309,044)	NM	NM
Interest expense, net	(29,451)	(28,878)	(573)	2%	(10)%
Interest income	9,199	8,597	602	7%	(2)%
Foreign currency transaction losses, net	(5,221)	(106,617)	101,396	(95)%	(96)%
Other (expense) income, net	(2,073)	927	(3,000)	NM	NM
Loss from continuing operations before reorganization items and income tax provision	(1,414,242)	(203,623)	(1,210,619)	NM	NM
Reorganization items	(150)	2,144	(2,294)	(107)%	(107)%
Income tax benefit (provision)	2,838	(470)	3,308	NM	NM
Net loss from continuing operations	(1,411,554)	(201,949)	(1,209,605)	NM	NM
(Loss) income from discontinued operations, net of income taxes	(7,389)	12,528	(19,917)	(159)%	(159)%
Net loss	$(1,418,943)	$(189,421)	$(1,229,522)	NM	NM
_______________________________
NM - Not Meaningful

	Successor Company		Predecessor Company	Combined
	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2015	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
				(dollars in thousands)
Brazil segment earnings (losses)	59,652	(10,808)	(75,234)	(86,042)	145,694	(169)%	(178)%
Corporate and eliminations segment losses	(29,462)	(13,830)	(37,982)	(51,812)	22,350	(43)%	(43)%
Consolidated segment earnings (losses)	30,190	(24,638)	(113,216)	(137,854)	168,044	(122)%	(140)%
Impairment, restructuring and other charges	(1,340,677)	(4,715)	(36,792)	(41,507)	(1,299,170)	NM	NM
Depreciation and amortization	(159,024)	(48,299)	(153,878)	(202,177)	43,153	(21)%	(12)%
Operating loss	(1,469,511)	(77,652)	(303,886)	(381,538)	(1,087,973)	285%	NM
Interest expense, net	(81,854)	(28,878)	(82,820)	(111,698)	29,844	(27)%	(16)%
Interest income	29,725	8,597	15,327	23,924	5,801	24%	40%
Foreign currency transaction gains (losses), net	77,777	(106,617)	(63,948)	(170,565)	248,342	(146)%	(151)%
Other (expense) income, net	(7,015)	927	(137)	790	(7,805)	NM	NM
Loss from continuing operations before reorganization items and income tax provision	(1,450,878)	(203,623)	(435,464)	(639,087)	(811,791)	127%	154%
Reorganization items	(748)	2,144	1,956,874	1,959,018	(1,959,766)	(100)%	(100)%
Income tax benefit (provision)	2,469	(470)	(2,009)	(2,479)	4,948	(200)%	(200)%
Net (loss) income from continuing operations	(1,449,157)	(201,949)	1,519,401	1,317,452	(2,766,609)	(210)%	(205)%
(Loss) income from discontinued operations, net of income taxes	(16,245)	12,528	221,114	233,642	(249,887)	(107)%	(107)%
Net (loss) income	$(1,465,402)	$(189,421)	$1,740,515	$1,551,094	$(3,016,496)	(194)%	(191)%
_______________________________
NM - Not Meaningful
We define segment earnings (losses) as operating loss before depreciation, amortization and impairment, restructuring and other charges. Consolidated segment earnings recognized during the three and nine months ended September 30, 2016 were $15.7 million and $30.2 million compared to segment losses of $24.6 million and $137.9 million during the same periods in 2015 and include the results of operations of our Brazil segment and our corporate operations, both of which are discussed individually below.

1.	Impairment, restructuring and other charges

In the third quarter of 2016, we determined that the carrying value of our Nextel Brazil segment is not fully recoverable. As a result of this determination, we recorded a $1.31 billion non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values, as well as to impair our trademark intangible asset and other property, plant and equipment at the corporate level. See Note 3 to our condensed consolidated financial statements for more information. Consolidated impairment, restructuring and other charges also included $5.2 million and $13.4 million, respectively, in non-cash asset impairment charges primarily related to the abandonment of transmitter and receiver sites in Brazil and $6.2 million and $11.4 million, respectively, in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and office closures. These charges also included $0.4 million and $3.4 million, respectively, in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

In connection with the radio access network, or RAN, sharing agreement that Nextel Brazil entered into with Telefonica Brazil, S.A., or Telefonica, in May 2016, Nextel Brazil expects to use this agreement to fulfill its regulatory coverage obligations under its spectrum licenses rather than utilizing its own network. As a result, Nextel Brazil intends to cease the use of approximately 2,000 of its transmitter and receiver sites in low-usage areas, which we expect will result in restructuring charges related to the termination of the leases governing these sites of approximately $50.0 million. We expect to recognize these restructuring charges over the course of the next three quarters.

Consolidated impairment, restructuring and other charges recognized in the three- and combined nine-month periods ended September 30, 2015 primarily consisted of non-cash asset impairment charges related to the shutdown or abandonment of transmitter and receiver sites in Brazil and severance costs incurred at the corporate level resulting from the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

2.	Depreciation and amortization

The $29.9 million, or 62%, increase in consolidated depreciation and amortization on a reported basis, and the 49% increase on a constant currency basis, for the three months ended September 30, 2016 compared to the same period in 2015 was caused by the impact of the radio access network, or RAN, sharing agreement that required Nextel Brazil to reevaluate and reduce the remaining useful lives of certain of its transmitter and receiver sites, and which resulted in accelerated depreciation beginning in the third quarter of 2016. The $43.2 million, or 21%, decrease in consolidated depreciation and amortization on a reported basis, and the 12% decrease on a constant currency basis, for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily the result of a decrease in the value of Nextel Brazil's property, plant and equipment resulting from the implementation of fresh start accounting during the second quarter of 2015. As a result of the $1.31 billion non-cash asset impairment charge we recognized in the third quarter of 2016, we expect consolidated depreciation and amortization to decrease in future periods. See Note 3 to our condensed consolidated financial statements for more information.

3.	Interest expense, net

The $29.8 million, or 27%, decrease in consolidated net interest expense on a reported basis, and the 16% decrease on a constant currency basis, for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily the result of the depreciation in the value of the Brazilian real relative to the U.S. dollar, principal payments related to Nextel Brazil's equipment financing facility and local bank loans, and the revaluation of some of our capital leases in connection with the implementation of fresh start accounting.

4.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $5.2 million during the three months ended September 30, 2016 were primarily due to the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities during that period. Foreign currency transaction gains of $77.8 million during the nine months ended September 30, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities during the first half of 2016, partially offset by a decline in value during the three months ended September 30, 2016.

Consolidated foreign currency transaction losses of $106.6 million and $170.6 million during the three- and combined nine-month periods ended September 30, 2015 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated net liabilities.

5.	Reorganization items

Reorganization items for the combined nine-month periods ended September 30, 2015 included all income, expenses, gains and losses that were recognized as a result of the implementation of the Plan of Reorganization in connection with our Chapter 11 proceedings, including the $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11, a $261.8 million gain as a result of the implementation of fresh start accounting and $78.5 million in professional fees and other costs.

b.    Nextel Brazil

	Successor Company
	Three Months Ended September 30, 2016	% of Nextel Brazil’s Operating Revenues	Three Months Ended September 30, 2015	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$255,625	98%	$266,441	94%	$(10,816)	(4)%	(12)%
Handset and accessory revenues	5,173	2%	18,165	6%	(12,992)	(72)%	(74)%
Cost of handsets and accessories	(5,780)	(2)%	(28,307)	(10)%	22,527	(80)%	(81)%
Handset and accessory net subsidy	(607)	—	(10,142)	(4)%	9,535	(94)%	(95)%
Cost of service (exclusive of depreciation and amortization)	(96,526)	(37)%	(112,193)	(39)%	15,667	(14)%	(21)%
Selling and marketing expenses	(30,439)	(12)%	(44,209)	(16)%	13,770	(31)%	(37)%
General and administrative expenses	(104,417)	(40)%	(110,705)	(39)%	6,288	(6)%	(14)%
Segment earnings (losses)	$23,636	9%	$(10,808)	(4)%	$34,444	NM	NM

	Successor Company			Predecessor Company	Combined
	Nine Months Ended September 30, 2016	% of Nextel Brazil’s Operating Revenues	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2015	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
							Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$719,250	98%	$266,441	$643,804	$910,245	94%	$(190,995)	(21)%	(11)%
Handset and accessory revenues	17,219	2%	18,165	39,807	57,972	6%	(40,753)	(70)%	(67)%
Cost of handsets and accessories	(25,807)	(3)%	(28,307)	(121,143)	(149,450)	(15)%	123,643	(83)%	(81)%
Handset and accessory net subsidy	(8,588)	(1)%	(10,142)	(81,336)	(91,478)	(9)%	82,890	(91)%	(89)%
Cost of service (exclusive of depreciation and amortization)	(268,460)	(37)%	(112,193)	(256,153)	(368,346)	(38)%	99,886	(27)%	(18)%
Selling and marketing expenses	(80,491)	(11)%	(44,209)	(105,357)	(149,566)	(16)%	69,075	(46)%	(39)%
General and administrative expenses	(302,059)	(41)%	(110,705)	(276,192)	(386,897)	(40)%	84,838	(22)%	(12)%
Segment earnings (losses)	$59,652	8%	$(10,808)	$(75,234)	$(86,042)	(9)%	$145,694	(169)%	(178)%
_______________________________
NM - Not Meaningful
The average value of the Brazilian real appreciated relative to the U.S. dollar during the three months ended September 30, 2016 by 8% compared to the average value that prevailed during the three months ended September 30, 2015. As a result, the components of Nextel Brazil's results of operations for the three months ended September 30, 2016, after translation into U.S. dollars, reflect higher revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. The average value of the Brazilian real depreciated relative to the U.S. dollar during the nine months ended September 30, 2016 by 13% compared to the average value that prevailed during the combined nine-month period ended September 30, 2015. As a result, the components of Nextel Brazil's results of operations for the nine months ended September 30,

2016, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2015 and for the first three quarters of 2016. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
	(subscribers in thousands)
iDEN subscriber units	2,667.5	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1	1,127.8
WCDMA subscriber units	1,672.2	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7	2,717.1
Total subscriber units in commercial service — beginning of period	4,339.7	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8	3,844.9

iDEN net subscriber losses	(194.7)	(189.0)	(208.1)	(211.5)	(195.2)	(149.7)	(130.8)
WCDMA net subscriber additions (losses)	239.9	224.5	227.3	68.5	(77.7)	(29.2)	(5.7)
Total net subscriber additions (losses)	45.2	35.5	19.2	(143.0)	(272.9)	(178.9)	(136.5)

Migrations from iDEN to WCDMA	58.3	59.3	116.2 (1)	78.5	41.7	37.6	34.9

iDEN subscriber units	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1	1,127.8	962.1
WCDMA subscriber units	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7	2,717.1	2,746.3
Total subscriber units in commercial service — end of period	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8	3,844.9	3,708.4

Total subscriber turnover	3.15%	3.34%	3.54%	3.74%	4.34%	3.99%	3.99%
iDEN subscriber turnover	3.25%	3.54%	3.94%	4.48%	4.80%	4.46%	4.65%
WCDMA subscriber turnover	2.99%	3.13%	3.21%	3.27%	4.10%	3.78%	3.73%
(1) For the three months ended September 30, 2015, migrations from iDEN to WCDMA included approximately 31,000 migrations which were not properly reported in prior quarters. This change in migrations did not impact total subscriber units at the end of any period presented.

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2015, as well as for the first three quarters of 2016, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Total service ARPU (US$)	23	20	18	16	16	19	21
WCDMA service ARPU (US$)	25	22	19	17	16	20	21
iDEN service ARPU (US$)	22	19	17	15	15	16	19

Total service ARPU (BR)	66	62	62	62	62	66	67
WCDMA service ARPU (BR)	70	66	66	65	64	70	69
iDEN service ARPU (BR)	62	59	58	58	57	56	60
Results Overview.
The economic environment in Brazil continues to reflect a significant downturn from prior years with somewhat lower consumer confidence, negative real wage growth, a net loss of jobs and higher unemployment. Consumers in Brazil are also being impacted by rising costs of food and other essentials, with the inflation of food costs significantly exceeding both inflation levels experienced in prior years and the consumer price index. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that the current economic conditions will continue to have a negative impact on Nextel Brazil's reported results of operations through at least the second quarter of 2017.
Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013 and experienced subscriber growth on its WCDMA network and an increase in its WCDMA service ARPU in Brazilian reais through the end of 2014. Although Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2.7 million subscribers as of September 30, 2016, Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased slightly throughout the course of 2015 and into the first quarter of 2016, and its WCDMA subscriber turnover increased significantly in 2016 compared to 2015, as a result of more intense competition in the wireless market and the economic factors discussed above. The competitive environment in the Brazilian wireless industry was characterized by aggressive pricing and service offerings throughout 2015 and continuing into early 2016. In the second quarter of 2015, Nextel Brazil implemented several new rate plans and promotions to improve the attractiveness of its service offerings, expand targeted customer segments and provide economic incentives to attract new subscribers and retain existing subscribers. These new simplified rate plans further incentivize subscribers to utilize their existing handsets when purchasing Nextel Brazil's services, which generally result in similar or higher service ARPU levels. During the fourth quarter of 2015, Nextel Brazil launched promotions to increase prices on certain rate plans, which resulted in higher service ARPU levels for new WCDMA subscribers during the first nine months of 2016 compared to the levels experienced during the fourth quarter of 2015. In addition, during the second quarter of 2016, Nextel Brazil modified its billing process, which allows Nextel Brazil to retain a larger portion of its customer billings. This modification resulted in decreases in certain revenue-based taxes in both the second and third quarters of 2016 and contributed to the improvement in Nextel Brazil's service ARPU in the second quarter of 2016.
Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower ARPU levels to retain subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Nextel Brazil has experienced net subscriber losses and overall declines in its iDEN service ARPU, and we expect that these trends will continue. Nextel Brazil's iDEN service ARPU increased in the third quarter of 2016 as the result of an annual inflationary price adjustment.
In connection with our emergence from Chapter 11, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and are aligning our costs with this revised outlook. As a result, we are targeting less aggressive subscriber growth than last year with a focus on attracting high value subscribers while simultaneously reducing operating expenses and handset subsidies.
In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica to reduce the usage rates for roaming traffic. Concurrently, Nextel Brazil entered into a 10-year RAN sharing agreement with Telefonica under which Telefonica will permit Nextel Brazil to use its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Nextel

Brazil was required to prepay 250 million Brazilian reais shortly after the agreements became effective with receipt of regulatory approvals, which occurred in August 2016. We are allocating the aggregate 800 million Brazilian reais in minimum payments on a relative fair value basis to the services being received. We are recognizing approximately 318 million Brazilian reais on a ratable basis over a period of five years for the amended roaming agreement, which began in August 2016, and approximately 482 million Brazilian reais on a ratable basis over a period of eight years for the RAN sharing agreement, which will begin in the fourth quarter of 2016.
Nextel Brazil expects to use this RAN sharing agreement to fulfill the regulatory coverage obligations under its spectrum licenses rather than utilizing its own network. As a result, Nextel Brazil plans to cease operating approximately 2,000 of its transmitter and receiver sites in low-usage areas, which would reduce future operating expenses from savings in rent, maintenance and energy costs. The actual amount of future savings will depend on our ability to early terminate leases, among other factors. In addition, Nextel Brazil is foregoing the construction of approximately 700 new transmitter and receiver sites, which is allowing us to avoid approximately $50.0 million in capital expenditures that we would otherwise have incurred through the end of 2017, as well as related future operating expenses. The RAN sharing agreement did not have a material impact on Nextel Brazil's results of operations for the three or nine months ended September 30, 2016.
Despite decreases in local currency operating revenues, Nextel Brazil recognized segment earnings of $59.7 million, and a segment earnings margin of 8%, during the nine months ended September 30, 2016 as a result of the execution of initiatives to reduce operating expenses included in our business plan. Nextel Brazil recognized segment earnings of $23.6 million and $59.7 million, respectively, during the three and nine months ended September 30, 2016 compared to segment losses of $10.8 million and $86.0 million, respectively, during the same periods in 2015 as a result of the following:

1.	Service and other revenues

The $10.8 million, or 4%, and $191.0 million, or 21%, decreases in service and other revenues on a reported basis during the three and nine months ended September 30, 2016 compared to the same periods in 2015 are primarily the result of the decline in Nextel Brazil's subscriber base. The decrease in service and other revenues during the nine months ended September 30, 2016 compared to the same period in 2015 was also impacted by weaker foreign currency exchange rates on our reported results. On a constant currency basis, Nextel Brazil's service and other revenues decreased 12% and 11% during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Nextel Brazil's WCDMA subscriber base grew from 2.6 million subscribers as of the end of the third quarter of 2015 to 2.7 million subscribers as of the end of the third quarter of 2016. Nextel Brazil has continued to strategically facilitate the migration of iDEN subscribers to its WCDMA network, which resulted in 114 thousand migrations during the first nine months of 2016. As a result of the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues increased $39.7 million and $55.0 million from the three- and combined nine-month periods ended September 30, 2015 to the same periods in 2016, or 17% and 27% on a constant currency basis. The increase in Nextel Brazil's WCDMA-based service and other revenues from the third quarter of 2015 to the third quarter of 2016 was also attributable to the increase in WCDMA service ARPU over the same period. These increases were offset by $50.5 million, or 41%, and $246.1 million, or 53%, decreases in Nextel Brazil's iDEN-based service and other revenues from the three- and combined nine-month periods ended September 30, 2015 to the same periods in 2016, or 46% and 47% on a constant currency basis, driven by a decrease in Nextel Brazil's iDEN subscriber base from 1.8 million subscribers as of the end of the third quarter of 2015 to 1.0 million subscribers as of the end of the third quarter of 2016.

2.	Handset and accessory net subsidy

The $9.5 million, or 94%, and $82.9 million, or 91%, decreases in handset and accessory net subsidy on a reported basis from the three- and combined nine-month periods ended September 30, 2015 to the same periods in 2016 are largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, 92% and 88% of Nextel Brazil's new WCDMA subscribers during the three and nine months ended September 30, 2016 represented subscribers who utilized their existing handsets compared to 83% and 66% during the same periods in 2015. The decrease in handset and accessory net subsidy from the combined nine-month period ended September 30, 2015 to the same period in 2016 was also impacted by a $25.3 million charge that Nextel Brazil recognized in the second quarter of 2015 related to certain tax credits generated as a result of handset purchases that we estimated were not probable of being recovered. During the second and third quarters of 2016, we recovered $3.8 million and $7.6 million of these credits, respectively, and expect to recover the remaining portion over the course of the next two quarters. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 95% and 89% for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

3.	Cost of service

The $15.7 million, or 14%, and $99.9 million, or 27%, decreases in cost of service on a reported basis from the three- and combined nine-month periods ended September 30, 2015 to the same periods in 2016 are primarily the result of $12.7 million, or 31%, and $49.0 million, or 37%, decreases in interconnect costs related to the reduced volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates. The decrease in cost of service from the combined nine-month period ended September 30, 2015 to the same period in 2016 was also partially the result of the reversal of $8.1 million in certain non-income based tax-related contingent liabilities in the second quarter of 2016 based on a change in estimate. Nextel Brazil's site and switch costs decreased from the combined nine-month period ended September 30, 2015 to the same period in 2016 primarily due to the impact of weaker foreign currency exchange rates on our reported results. Also, with the continuing decline in the number of iDEN subscribers, Nextel Brazil's service and repair costs related to its iDEN handset maintenance program continued to decrease. On a constant currency basis, Nextel Brazil's cost of service decreased 21% and 18%, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

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

The $13.8 million, or 31%, and $69.1 million, or 46%, decreases in selling and marketing expenses on a reported basis during the three and nine months ended September 30, 2016 compared to the same periods in 2015 are primarily due to a reduction in sales and marketing personnel, lower advertising and media expenses resulting from cost reductions and retail store closures, and lower commissions due to decreases in gross subscriber additions. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 37% and 39% during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

5.	General and administrative expenses

The $6.3 million, or 6%, and $84.8 million, or 22%, decreases in general and administrative expenses on a reported basis during the three and nine months ended September 30, 2016 compared to the same periods in 2015 are primarily the result of lower customer care expenses related to a decrease in the number of calls Nextel Brazil has received in its call centers, and a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force. These decreases were partially offset by increases in certain consulting expenses. On a constant currency basis, Nextel Brazil's general and administrative expenses decreased 14% and 12% during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

c.    Corporate

	Successor Company
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Service and other revenues	$38	$60	$(22)	(37)%
General and administrative expenses	(7,960)	(13,890)	5,930	(43)%
Segment losses	$(7,922)	$(13,830)	$5,908	(43)%

	Successor Company		Predecessor Company	Combined
	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015	Nine Months Ended September 30, 2015	Actual Change from Previous Year
					Dollars	Percent

Service and other revenues	$137	$60	$168	$228	$(91)	(40)%
General and administrative expenses	(29,599)	(13,890)	(39,071)	(52,961)	23,362	(44)%
Segment losses	$(29,462)	$(13,830)	$(38,903)	$(52,733)	23,271	(44)%
Segment losses decreased $5.9 million, or 43%, and $23.3 million, or 44%, in the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force that we implemented in 2015, lower consulting expenses and lower information technology costs.

Liquidity and Capital Resources
As of September 30, 2016, we had a working capital deficit of $227.3 million compared to a working capital deficit of $177.4 million as of December 31, 2015. As of September 30, 2016, our working capital included $289.7 million in cash and cash equivalents, of which $1.1 million was held by Nextel Brazil in Brazilian reais, and $22.0 million in short-term investments, which was also held in Brazilian reais. During the second and third quarters of 2016, $56.7 million and $44.1 million of net cash, respectively, was returned to us in connection with the release of performance bonds and associated interest income relating to our obligations to deploy spectrum in Brazil. As of September 30, 2016, we had $85.2 million of cash collateral securing the remaining performance bonds, of which we recorded $56.7 million as a component of other assets and the remaining $28.5 million as a component of prepaid expenses and other in our condensed consolidated balance sheet. As of September 30, 2016, we also had $203.3 million in cash held in escrow in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru and $84.2 million in judicial deposits in Brazil, all of which we classified as restricted cash.
A substantial portion of our U.S. dollar-denominated cash, cash equivalents and short-term investments is held in bank deposits, and our cash, cash equivalents and short-term investments held in Brazilian reais are typically maintained in a combination of money market funds, highly liquid overnight securities and fixed income investments. The values of our cash, cash equivalents and short-term investments that are held in Brazilian reais will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. Our current sources of funding include our cash, cash equivalent and short-term investment balances, as well as restricted cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru and the return of cash pledged as collateral to secure performance bonds.
Cash Flows

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Six Months Ended June 30, 2015

Cash and cash equivalents, beginning of period	$342,184	$423,135	$334,194
Net cash used in operating activities	(74,908)	(64,891)	(254,757)
Net cash provided by investing activities	96,888	37,232	1,027,821
Net cash used in financing activities	(72,857)	(25,202)	(778,231)
Effect of exchange rate changes on cash and cash equivalents	(1,558)	560	(9,152)
Change in cash and cash equivalents related to discontinued operations	—	22,662	103,260
Cash and cash equivalents, end of period	$289,749	$393,496	$423,135
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $74.9 million of cash in our operating activities during the nine months ended September 30, 2016, which represents a $244.7 million decrease from the combined nine-month period ended September 30, 2015, largely caused by decreased operating losses resulting from cost reduction efforts and the sale of our Mexican operations, partially offset by a $77.9 million upfront payment related to Nextel Brazil's roaming and RAN sharing agreements with Telefonica.

Our investing activities provided us with $96.9 million of cash during the nine months ended September 30, 2016, primarily due to $81.1 million of net cash returned to us from the release of performance bonds, $16.0 million in cash released from escrow and $77.7 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $47.5 million in cash capital expenditures and $14.1 million paid for judicial deposits. Our investing activities provided us with $37.2 million of cash during the three months ended September 30, 2015, primarily due to the sale of Nextel Argentina for which we received net cash proceeds of $140.9 million (excluding $18.1 million of U.S. treasury bills received as part of the proceeds), partially offset by $60.1 million of capital expenditures. Our investing activities provided us with $1,027.8 million of cash during the six months ended June 30, 2015, primarily due to the sale of Nextel Mexico for which we received net proceeds of $1.448 billion, including $187.5 million in cash deposited in escrow. The net proceeds from the sale of Nextel Mexico were partially offset by $88.5 million of capital expenditures and $57.1 million in changes in restricted cash and other deposits, most of which related to deposits to secure certain performance bonds relating to our obligation to deploy our WCDMA network in Brazil.

We used $72.9 million of cash in our financing activities during the nine months ended September 30, 2016, primarily due to $48.4 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $23.0 million in principal payments in total under our local bank loans. We used $25.2 million of cash in our financing activities during the three months ended September 30, 2015, largely due to a principal payment under Nextel Brazil's equipment financing facility. We used $778.2 million of cash in our financing activities during the six months ended June 30, 2015, largely due to $745.2 million of cash distributions paid in settlement of certain claims in connection with our emergence from Chapter 11.

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
We are using the remainder of the proceeds received from the sales of Nextel Mexico in April 2015 and Nextel Argentina in September 2015, both of which followed the sales of Nextel Chile in August 2014 and Nextel Peru in August 2013, to fund our operations in Brazil. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties.
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
Our ability to generate sufficient net cash from our operating activities in the future is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our subscribers, including our ability to increase the size of our subscriber base;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining subscribers, including the subsidies we incur to provide handsets to both our new and existing subscribers; and

•	changes in foreign currency exchange rates.
Due to the impact of our recent and projected results of operations and other factors, we expect our access to the capital markets in the near term may be limited. See "— Future Outlook and Liquidity Plans" for more information.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing network and the deployment of LTE in other commercial areas in Brazil;

•	payments in connection with spectrum purchases and ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 megahertz, or MHz, of spectrum in the 1.8 gigahertz, or GHz, band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. The spectrum license has an initial term of 15 years with an optional 15-year renewal period. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. The remaining 409.5 million Brazilian reais, plus accrued interest of 1% per month and annual inflationary adjustments, is due in six annual installments, beginning in July 2019. If we elect to pay or refinance the full amount of the remaining 409.5 million Brazilian reais by December 9, 2016, the Brazilian telecommunciations regulator will waive interest. If we elect not to pay the remaining amount prior to December 9, 2016, we will have accepted the financing option discussed above, and we will accrue interest retroactively. Should we decide to accept the financing option, we would need to obtain a waiver from one of our existing lenders due to limitations on incremental indebtedness.

In addition, in May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement, as well as a RAN sharing agreement, with Telefonica. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Other than Nextel Brazil's commitment to purchase spectrum and its commitment under the roaming and RAN sharing agreements, during the nine months ended September 30, 2016, there were no material changes to our total contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2015.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $25.6 million for the nine months ended September 30, 2016, $48.4 million for the three months ended September 30, 2015 and $69.2 million for the six months ended June 30, 2015. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect to continue these efforts to conserve our cash resources.
Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our WCDMA network in Brazil and deploy LTE;

•	the extent to which we expand the coverage of our network in new or existing market areas;

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

Maintenance Covenants Under Financing Agreements. As of September 30, 2016, we had $255.1 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 6 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant semiannually in connection with the agreements governing Nextel Brazil's local bank loans. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. The next measurement date for this financial covenant will be December 31, 2016. Based on our current outlook, which reflects significant uncertainly about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenant included in both of Nextel Brazil's local bank loan agreements as of the December 31, 2016 measurement date. As a result, we have requested waivers from the lenders in order to avoid a potential default under the loan agreements. If a default under these local bank loans occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2016.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. As of September 30, 2016, we had $293.6 million principal amount outstanding under Nextel Brazil's equipment financing facility. Because of the uncertainty regarding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans discussed above and certain cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of September 30, 2016.
Future Outlook, Liquidity and Going Concern.  Our current sources of funding primarily include $311.7 million of cash and investments on hand; the ultimate amount recovered from the $203.3 million of cash currently held in escrow to secure our indemnification obligations in connection with the sales of Nextel Argentina, Nextel Mexico and Nextel Peru; and the return of $85.2 million of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil. Our current sources of funding may not be adequate to fund our business beyond early 2018 even if our results of operations are consistent with our current projections. In addition, if anticipated funding sources are not available to us, including the release of cash held in escrow, it is likely that we would need to obtain additional funding within the next six to twelve months based on our current projections. We believe that the uncertainties relating to our business, together with the restrictions in our current financing arrangements and general conditions in the financial and credit markets, will make it difficult for us to obtain new capital. If we cannot obtain suitable financing, if and when it is required for these or other reasons, it could, among other things, negatively impact our results of operations and liquidity and our ability to settle our obligations as they come due. These conditions, and their impact on our liquidity, in combination with the uncertainty surrounding our ability to meet the financial covenant contained in Nextel Brazil's local bank loans and the cross-default provisions that are included in the loan agreement under Nextel Brazil's equipment financing facility discussed above continue to raise substantial doubt about our ability to continue as a going concern.
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

Effect of New Accounting Standards
There were no new accounting standards issued during the three months ended September 30, 2016 that materially impacted our condensed consolidated financial statements or could materially impact our financial statements or related disclosures in a future period.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain subscribers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the proceeds from the sales of Nextel Argentina, Nextel Mexico and Nextel Peru held in escrow and proceeds derived from other asset sales;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory scheme there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

During the nine months ended September 30, 2016, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2015.

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
As of September 30, 2016, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in Brazil. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses in Nextel Brazil's internal control over financial reporting. One of the material weaknesses was initially disclosed during the three months ended September 30, 2014 and relates to certain deficiencies in Nextel Brazil's control environment and risk assessment processes, including an organizational structure with insufficiently trained resources and where supervisory roles, responsibilities and monitoring activities were not aligned with financial reporting objectives. While our remediation efforts related to this material weakness are ongoing, we have taken a number of steps to improve our control environment, including:

•	replacing Nextel Brazil's controller during the second quarter of 2016;

•	improving the number and quality of other key individuals within Nextel Brazil's accounting function;

•	providing supplemental training on U.S. generally accepted accounting principles throughout Nextel Brazil's finance organization;

•	redesigning our risk assessment process and, during the first half of 2016, reviewing significant accounting processes for risk points and control gaps;

•	improving account reconciliation preparation and review procedures;

•	developing a controlled repository for key lease data with adequate supporting evidence; and

•	implementing controls over the completeness and accuracy of inputs to the allowance for doubtful accounts calculation.
During the three months ended March 31, 2016, management identified an additional material weakness in the Company’s internal control over financial reporting in Brazil that existed as of December 31, 2015 related to multiple control deficiencies that resulted in certain expenses not being recorded in the fourth quarter of 2015. The control deficiencies include violation of procurement and payment policies, lack of tone at the top, and lack of communication regarding the entry into a significant arrangement by Nextel Brazil senior management. During the three months ended March 31, 2016, we disclosed an immaterial error in our prior period financial statements as a result of this material weakness. The Audit Committee of our Board of Directors hired a third party adviser to assess the facts and assist us in the development of a remediation plan to address this material weakness. As a result of this assessment and our own evaluation, we have implemented certain remediation efforts, including:

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
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. For information on our various loss contingencies, see Note 5 and Note 8 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2016 - July 31, 2016	4	(1)	$3.04	4
August 1, 2016 - August 31, 2016	190	(1)	3.02	190
September 1, 2016 - September 30, 2016	65	(1)	3.34	65
Total	259	(1)	3.10	259	$—

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
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: November 14, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.