Form 10-K
period 2016-12-31
NII HOLDINGS INC
filed 2017-03-09
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $320,661,412
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 3, 2017
Common Stock, $0.001 par value per share	100,778,744
Documents Incorporated By Reference
Portions of the registrant's proxy statement for the 2017 annual meeting of stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

Corporate History

Overview. We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 1875 Explorer Street, Suite 800, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Nextel Brazil's operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and various other cities in Brazil.
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

As described in more detail in Note 3 to our consolidated financial statements, on June 19, 2015, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On June 26, 2015, the conditions of the Bankruptcy Court's order and the Plan of Reorganization were satisfied, the Plan of Reorganization became effective, and we and the other Debtors emerged from the Chapter 11 proceedings.
In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the "Successor Company" relate to NII Holdings on or subsequent to June 30, 2015. References to the "Predecessor Company" relate to NII Holdings prior to June 30, 2015. For purposes of comparison to the years ended December 31, 2016 and 2014, we combined the results of operations for the six months ended December 31, 2015 with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the six months ended December 31, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reasons, our results of operations for the combined twelve-month period ended December 31, 2015 are not fully comparable to our results of operations for the years ended December 31, 2016 or 2014.
Divestitures. On January 27, 2016, two of our indirect subsidiaries completed the sale of our Argentine operations to Grupo Clarin. The transaction was structured as a sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina, for an aggregate purchase price of $178.0 million.
On April 30, 2015, we, together with one of our wholly-owned subsidiaries, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified price adjustments.
In August 2014, three of our wholly-owned subsidiaries completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary Nextel Chile, S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors for a de minimus amount.
In August 2013, two of our wholly-owned subsidiaries completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel.

As a result of the sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru, we are allocating almost all of our financial and other resources to our operations in Brazil.

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
We also offer long-term evolution, or LTE, services in Rio de Janeiro, and starting in December 2016, in São Paulo, and we continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer subscribers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
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
As of December 31, 2016, Nextel Brazil had about 3.638 million total subscriber units in commercial service, which we estimate to be about 5% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
Operating Strategy
Our goal is to grow our WCDMA-based subscriber base and revenues and manage the decline of our iDEN-based subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We are also striving to manage our capital and operating expenditures in the near term and improve our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

•	aligning our costs with our current business through continuous evaluation and streamlining of all capital and operating expenditures;

•	focusing on higher value customer segments that generate higher average revenue per user, or ARPU, and lower subscriber turnover;

•	utilizing the most profitable sales channels;

•	offering a unique and superior customer experience, including a reliable and high quality wireless network and online self-care and rate plan flexibility; and

•	building on the strength of the unique positioning of the Nextel brand.
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
Our results are being pressured by subscriber losses on our legacy iDEN network, which does not support the high speed data applications sought by many of our current and potential subscribers. Our consolidated operating revenues declined by 19% from the combined period ended December 31, 2015 to 2016 due to a 15% decrease in our consolidated subscriber base during 2016, almost all of which was driven by the 47% decrease in our iDEN subscriber base, and a 5% decline in the value of the Brazilian real compared to the U.S. dollar over the same period. While we were able to reduce our operating expenses by 30% in 2016, we generated an operating loss for the period, primarily as a result of a $1.34 billion non-cash asset impairment charge we recorded in 2016 to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We expect continued subscriber losses on our iDEN network and the current economic conditions in Brazil to continue to impact our results of operations for the foreseeable future.
As a result of the weak economy and challenging competitive environment in Brazil, we implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results. These have included changes to our leadership team in Brazil in 2015, lower investments in costs to support subscriber growth, significant reductions in our headquarters staff through the reorganization of the roles and responsibilities of both our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. While some of these initiatives have led to better operating results, the challenges we face in Brazil, together with our debt service requirements, are placing significant pressure on our ability to fund our business beyond the first quarter of 2018. As a result, in February 2017, we and the lenders of our local bank loans in Brazil entered into amendments to these loan agreements under which principal payments will be suspended for four months while we seek to obtain long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — D. Future Capital Needs and Resources — Covenants Under Financing Arrangements" for more information. In addition, last year, we hired a third party investment adviser to actively explore strategic options to provide sources of funding that will allow us to meet our future obligations or find a buyer for our company. While we continue to be focused on effectively managing our business in Brazil, the long-term viability of our business is dependent on the successful outcome of one or more of the external processes described above.
Economic Environment
Brazil continues to experience one of the worst economic recessions in its history. During 2016, the Brazilian economy contracted as domestic demand decreased due to a combination of relatively high inflation, high interest rates, growing unemployment, tighter credit conditions, a decline in business investments and political issues. According to reports issued by the International Monetary Fund, or the IMF, it is estimated that Brazil's gross domestic product, or GDP, fell about 3% in 2016 compared to 2015, and most economic forecasts currently project GDP growth of no more than 1% in 2017. In addition, the unemployment rate in Brazil was about 11% at the end of 2016. Real wages in Brazil have been falling since March 2015 and are expected to continue to fall. The foreign currency exchange rate in Brazil declined in value by almost 5% relative to the U.S. dollar from 2015 to 2016. These economic conditions are affecting the wireless telecommunications industry in Brazil, leading to lower customer credit and pressure on customer demand, pricing and customer turnover. Consumer confidence improved in late 2016 but remains at lower levels than those experienced in recent prior years.
Competitive Environment
We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, speed of data access and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers. Beginning in the second half of 2015 and continuing in 2016, our competitors in Brazil began introducing even more aggressive pricing plans that provided more services and in some cases, unlimited calling, for lower rates than some of the plans we offer. This increased competition may continue to affect our ability to attract and retain subscribers in the future.

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
In response to recent trends in Brazil's competitive environment, as well as the current economic climate, we have been taking the following actions:

•	increasing our focus on high value customer segments in order to generate higher levels of ARPU;

•	launching a new fully digital distribution channel that enables subscribers to purchase, activate and customize their plans through an online application;

•	furthering cost reduction strategies in order to continue to lower cash costs per user and improve overall profitability;

•	continuing to streamline distribution channels, including closing unprofitable retail stores;

•	continuing to migrate subscribers from our legacy iDEN network to our WCDMA network;

•	reviewing commission and subsidy strategies;

•	eliminating non-critical capital expenditures;

•	further utilizing sales strategies that incentivize subscribers to use their existing handsets when purchasing our services to keep subscriber acquisition costs at manageable levels;

•	harvesting the profitability of our legacy iDEN network;

•	streamlining our headquarters operations; and

•	continuing to pursue initiatives to maintain and enhance our existing liquidity.

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
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 megahertz, or MHz, of spectrum in the 1.9/2.1 gigahertz, or GHz, spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazlian population for $714.4 million based on foreign currency exchange rates at the time. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the north and northeast regions of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil is utilizing this 1.9/2.1 GHz spectrum to support its WCDMA network and is utilizing the 1.8 GHz spectrum to support the deployment of the LTE-based network in Rio de Janeiro. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. Nextel Brazil currently offers LTE services in Rio de Janeiro, and starting in December 2016, in São Paulo. These services are automatically available to subscribers with an existing mobile plan and compatible smartphone.
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
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. With the expansion of services on our WCDMA network, we have realigned these sales channels and locations and have also expanded our marketing through regional and national retailers with store kiosks and handset and prepaid card distribution offers. We also utilize our website as a marketing tool that allows subscribers to compare our various rate plans and research our suite of products and services, including handsets, accessories and special promotions. We use online purchases as an additional sales channel to allow subscribers to purchase our services directly. In December 2016, Nextel Brazil launched Happy, a digital platform that allows customers to customize each aspect of their plan. Happy provides for the sale of both broadband and voice mobile telecommunications services through one application without any interaction with a Nextel representative. Subscribers can purchase a subscriber identity module, or SIM, card at an accredited point of sale, install the SIM card on an Android or iOS smartphone, download the application, and activate and change rate plans.
Marketing
We are a full service provider of wireless services, offering our customers packages of services and features that combine multiple communications services in one handset, including voice and data services and our differentiated push-to-talk services. Since 2002, we have offered services under the Nextel brand under a trademark license agreement with Nextel Communications, Inc. In 2011, we launched a new brand identity, which we believe enhanced the recognition of our brand and unified our brand identity. As a result of our efforts, the Nextel brand is recognized in Brazil as standing for both quality of service and the differentiated services and customer support we provide. With the launch of services supported by our WCDMA and LTE network, our marketing strategy has focused on the availability of the broader range of services and features that appeal to a wider range of consumers. This positioning of our brand continues to focus on customers who are attracted to our differentiated services and our reputation for providing a high quality customer experience.

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
Under the rules adopted by ANATEL relating to interconnection charges, Nextel Brazil has negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the payments between carriers as a result of the calling party pays charges. Because Nextel Brazil's subscriber base is smaller than those of its competitors and its subscribers tend to make a higher number of calls terminating on other carriers' networks, these higher mobile termination rates result in substantial charges relating to the "off-net" termination of calls by our subscribers. To partially address this issue, ANATEL implemented the partial bill and keep settlement process described above. Since the adoption of this process, Nextel Brazil has recognized significant cost savings when terminating calls originated on its networks. In the past, these cost savings enabled Nextel Brazil to develop and offer attractive pricing plans that reduced or eliminated the significant differentiation in the cost of on-net and off-net calls that are common in Brazil due to the historically high mobile termination rates there, providing opportunities for Nextel Brazil to offer unique service plans. In connection with ANATEL’s transition plan, Nextel Brazil’s benefits under these partial bill and keep rules has declined, and recently, some of Nextel Brazil’s competitors have launched pricing plans with the same rates for on-net and off-net calls. In addition, in December 2015, two of Nextel Brazil’s competitors filed a lawsuit against ANATEL challenging the bill and keep rules. These competitors received an initial preliminary injunction, which was suspended after Anatel filed an appeal. A decision has not yet been made regarding the preliminary injunction or the lawsuit.

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
Employees
As of December 31, 2016, we had 2,645 employees, of which 2,618 were employees of Nextel Brazil. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers most of its employees and expires on August 31, 2017. NII Holdings is not a party to any collective bargaining agreement. We believe that the relationship between us and our employees, and between Nextel Brazil and its employees, is good.
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

Our free cash flow was negative in 2016, and based on our current plans, we expect our free cash flow to remain negative through at least 2017. Our current plans are based on a number of key assumptions relating to, among other things, our ability to manage our capital and operating expenses and to attract and retain customers. If any of our assumptions are not borne out or are otherwise not correct, our free cash flow could continue to be negative for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive free cash flow in the future.
Our current sources of funding include our cash and short-term investments, cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil.
Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative in 2017. In addition, we expect that our capital expenditures for 2017 will be at a similar level as 2016. During 2017, we are also required to pay an estimated $225.0 million for principal and interest in connection with our debt service obligations, including capital leases. As a result, we believe our current sources of funding may not be adequate to fund our business beyond the first quarter of 2018, and that we will need to obtain debt service relief from our lenders or to raise incremental capital to fund our business plan. We believe that the uncertainties relating to our business make it difficult for us to obtain new capital. Furthermore, if the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds is not fully available to us or is delayed for a significant amount of time, we would need to obtain additional funding within the next six to twelve months and significantly reduce our planned spending to further preserve our liquidity. If we cannot reach an agreement with our lenders to modify the terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due.

2.	There is substantial doubt regarding our ability to continue as a going concern.

Our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including significant deterioration in economic conditions in Brazil, increased competitive pressure, the overall depreciation of the value of the Brazilian real relative to the U.S. dollar, and the decline in our iDEN subscriber base resulting from the limited digital services available on our legacy iDEN network. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of both of our networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price; the types of services offered; variety, features and pricing of handsets; speed of data access; and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers and even more aggressive pricing plans that provide more services for lower rates than some of the plans we offer, which together with the impact of deteriorating economic conditions, reduced the number of new subscribers we added to our network in 2016. This increased competition may continue to affect our ability to attract and retain subscribers in the future.
The negative impact of the factors discussed above on our results of operations may also adversely affect our ability to comply with certain financial covenants in our existing debt obligations. In connection with the agreements governing Nextel

Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. The next measurement date for this financial covenant will be December 31, 2017. Likewise, in connection with the agreement and related amendments governing Nextel Brazil's equipment financing facility, we are required to meet certain financial covenants semiannually beginning on December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in both of Nextel Brazil's local bank loans and in its equipment financing facility as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. In addition, these loan agreements contain cross-acceleration provisions. In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provide, among other things, a 120-day standstill period, effective March 2, 2017, during which time no amortization payments will be required with respect to the related loans while Nextel Brazil seeks to negotiate long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. To the extent Nextel Brazil is unable to agree on long-term amendments by July 2017, we will be required to make catch-up principal payments totaling 84.4 million Brazilian reais, or approximately $25.2 million based on current foreign currency exchange rates, followed by the resumption of the amortization schedule contained in the second amendment. See Note 7 to our consolidated financial statements for more information.
In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. Nextel Brazil elected to accept the government-provided spectrum financing for the remaining amount due under this spectrum financing. In connection with the foregoing, we are in the process of securing waivers from the lender of Nextel Brazil's equipment financing facility to permit Nextel Brazil to incur and maintain this spectrum financing. In addition, we have requested waivers of an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. As a result of either of these events of default, the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable. All of the conditions described above create uncertainty regarding our ability to continue as a going concern.

If we cannot obtain waivers for the existing events of default under Nextel Brazil's equipment financing facility and for the applicable financial covenants we are required to meet as of the December 31, 2017 measurement date, modify the repayment terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due. As a result of these conditions, our independent registered public accounting firm has included a statement with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. However, our financial statements have been prepared assuming we will continue to operate as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The reaction of investors and others to the inclusion of a going concern statement by our auditors, our results of operations and questions regarding our potential inability to continue as a going concern may cause others to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and may materially adversely affect our share price and our ability to continue to execute our business plans, raise new capital and/or make our scheduled debt payments on a timely basis or at all.

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

The competitive environment in Brazil and competitive strategies of our competitors, including recent price competition, will put pressure on the prices we can charge for our services and for handsets and other devices that we sell in connection with our service offerings. These developments and actions by our competitors could continue to negatively impact our ARPU, our operating results and our ability to attract and retain customers. If we are unable to respond to competition and compensate for declining prices by adding new customers, increasing usage and offering new services, our revenues and profitability could continue to decline.

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

While we have deployed and are offering services on our WCDMA network in Brazil and are continuing to expand and supplement that network, including by offering services utilizing LTE technologies in São Paulo and Rio de Janeiro, our competitors in Brazil have launched nationwide new or upgraded networks that use WCDMA and/or LTE technology and offer services that use high speed data transmission capabilities, including internet access and video telephony. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of services we offer, thereby making our services less competitive. In addition, we may not be able to accurately predict technological trends or the success of new services in the market. If our services fail to gain acceptance in the marketplace in the near term, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could continue to be adversely affected.

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

We rely on our competitors for certain support services that are critical to our operations. For example, the services that we provide on our WCDMA network require significantly greater data capacity than our iDEN network, and this higher capacity demand has made it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits is limited, and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. Similarly, we have entered into roaming arrangements with one of our competitors that allow us to expand the coverage of our WCDMA network in Brazil by allowing our subscribers to roam on that competitor's network in areas outside our coverage area. Likewise, we have entered into a 10-year radio access network, or RAN, sharing agreement with the same competitor under which we are permitted to use its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. As a result, we are dependent on entities that are or are affiliated with our competitors to provide us with the data transport services needed to support our networks and services, roaming services and infrastructure that enhance our coverage area. Our ability to offer services and our results of operations could be adversely affected if those entities were to allocate limited transport or network capacity to other customers including their wireless affiliates or otherwise make it more difficult for us to obtain the necessary transport and roaming capacity to support our networks and services.

e.	If there is a substantial increase in our customer turnover rate, our business could be negatively affected.

In recent years, we have experienced higher customer turnover rates compared to earlier periods, which resulted primarily from the combined impact of weaker economic conditions and a more competitive sales environment in Brazil. In addition, there has been a significant increase in our customer turnover rate for subscribers to services on our iDEN network as customers increasingly prefer services that are supported by high speed data capabilities including services on smartphones. Likewise, WCDMA subscriber turnover increased significantly as a result of more intense competition in the wireless market and the economic factors discussed above.

In addition, we have broadened our target market to include customers that have typically demonstrated a willingness to change service providers more frequently and have increased our usage of control plan payment terms as part of our service plans in order to attract more price sensitive customers. These and other changes in our marketing strategies and the types of customers we target have recently had a negative impact on our consolidated customer turnover rate and could continue to have that impact in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the average cost of acquiring a new subscriber is higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience further increases in our customer turnover rate, or if the higher customer turnover rates we are currently experiencing do not decline, our results of operations could be adversely affected.

f.	If our networks do not perform in a manner that meets subscriber expectations, we will be unable to attract and retain customers.

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

g.
Customer concerns about our financial condition, ability to continue as a going concern and ability to implement our business plan, including our network development and deployment efforts, may have an additional adverse effect on our ability to attract and retain customers.

When deciding whether to continue or begin service with us, our customers may take our medium- to long-term operating and financial outlook, particularly to the extent that it is perceived to impact our network deployment and development, into account. If customers or potential customers who are aware of our recent results of operations, or of current and future adjustments to our business in response to those results, become concerned that we will be unable to continue to provide service to them at a quality level that meets their needs, customer deactivations could increase and new subscribers could decrease. We assume that customers will find our services attractive and that we will be able to increase our subscriber base. However, given the factors that have negatively affected our business and the difficulties associated with predicting our ability to overcome these factors, there can be no assurance that these assumptions will prove to be correct. Increases in customer deactivations and decreases in new subscribers would adversely affect our revenues and our ability to generate the cash needed to fund our business and meet our other obligations.

4.	We operate exclusively in Brazil, and our assets, subscribers and cash flows are concentrated in Brazil, which presents risks to our operating plans.

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

Historically, the value of the Brazilian real relative to the U.S. dollar has been volatile. Recent weakness in the economy in Brazil has led to increased volatility in the real compared to the U.S. dollar. Nearly all of our revenues are earned in Brazilian reais, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have had and can have a significant impact on our reported results that may not reflect the operating trends in our business. In addition, all of our outstanding debt is owed by Nextel Brazil, and 39% of the principal amount of our total debt outstanding is denominated in U.S. dollars. A decline in the value of the Brazilian real makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in Brazilian reais, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, a decline in the value of the Brazilian real relative to the U.S. dollar result in reductions in our reported revenues, as well as a reduction in the carrying value of our assets, including the value of cash investments held in Brazilian reais. Depreciation of the Brazilian real also results in increased costs to us for imported equipment. Historically, we have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. As a result, if the value of the Brazilian real continues to depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in Brazilian reais, to be adversely affected.

b.
We face economic and political risks operating in Brazil, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economy in Brazil, which is considered to be an emerging market and has historically been subject to volatile economic cycles. More recently, Brazil has experienced one of the worst economic recessions in its history. As a result, the economic environment in Brazil is characterized by significant and rapid fluctuation in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates. These economic conditions are affecting the wireless telecommunications industry in Brazil, leading to lower customer credit and pressure on customer demand, pricing and customer turnover, and are negatively impacting our ability to attract and retain subscribers. During 2016, the Brazilian economy contracted as domestic demand decreased due to a combination of relatively high inflation, high interest rates, growing unemployment, tighter credit conditions, a decline in business investments and political issues. It is estimated that Brazil's GDP fell about 3% in 2016 compared to 2015, and most economic forecasts currently project GDP growth of no more than 1% in 2017. The unemployment rate in Brazil was about 11% at the end of 2016. Real wages in Brazil have been falling since March 2015 and are expected to continue to fall. The foreign currency exchange rate in Brazil declined in value by almost 5% relative to the U.S. dollar from 2015 to 2016. If the current economic conditions continue or worsen, the economic environment in Brazil may negatively impact our ability to meet our business plan.

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

Finally, rules and regulations affecting placement and construction of our transmitter and receiver sites affect our ability to deploy and operate our networks, and therefore impact our business strategies. In some instances, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, which can significantly impede the planned expansion of our service coverage area or require us to remove or modify existing towers, which can result in unplanned costs, negatively impact network performance and impose new and onerous taxes and fees. Compliance with such laws, rules and regulations could increase the time and costs associated with our planned network deployments. The propagation characteristics of the spectrum bands being used to support our WCDMA network in Brazil and the coverage requirements associated with the spectrum licenses being utilized in Brazil, require substantially more transmitter and receiver sites to meet the minimum coverage requirements of those licenses and to provide coverage to the areas needed to provide competitive services. In addition, our licenses in Brazil require us to build our networks within prescribed time periods, and failure to meet the requirements may result in enforcement of performance bonds related to the licenses, forfeiture of the channels and revocation of licenses. Rules and regulations affecting tower placement and construction could make it difficult to meet our build requirements in a timely manner or at all, which could lead us to incur unplanned costs or result in fines or, in some instances, the loss of spectrum licenses. We expect that when we complete the implementation of our radio access network, or RAN, sharing agreement with Telefonica, under which Telefonica permits Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum, Nextel Brazil will be in compliance with the applicable operational requirements of its licenses in all material respects.

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

5.	The costs we incur to connect our networks with those of other carriers are subject to local laws and may increase, which could adversely impact our financial results.

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

As described in "Part II. Item 9A. Controls and Procedures," included in this annual report on Form 10-K, we disclosed a material weakness in internal control over financial reporting related to Nextel Brazil's control environment and information and communication processes. Nextel Brazil's control environment was not effective because an appropriate tone at the top was not established at Nextel Brazil. In addition, the information and communication process was not effective because we did not identify information necessary to account for leases, certain accrued liabilities and operating expenses. As a result, we did not design and operate effective process level controls over the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations for the related accounts. Management is committed to remediating the material weakness in Nextel Brazil's internal control over financial reporting.

Our inability to maintain effective internal control over financial reporting, as described above, combined with issues or delays in implementing improvements, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations.

7.	Our business could be negatively impacted by our reliance on indirect distribution channels for a significant portion of our sales.

Our business depends upon third party distribution channels for securing a portion of the new customers to our services. In some instances, we rely on these third party dealers and retailers to serve as the primary contact between us and the customer and to interact with other third parties on our behalf. As a result, there may be risks associated with the actions taken by our distributors or the operators of our other retail channels, including potential risks associated with the failure of our distributors or other retail channels to follow regulatory requirements. The volume of our new customer additions, our ability to retain customers and our profitability could also be adversely affected if these third party dealers or retailers terminate their relationship with us, if there are adverse changes in our relationships with them, if we alter our compensation arrangements with these dealers or retailers or if the financial condition of these dealers or retailers deteriorates.

8.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If Nextel Brazil fails to comply with the terms of its licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, they could be fined or their licenses could be revoked. This is particularly true with respect to the grants of licenses for spectrum we use to support our WCDMA network in Brazil, which impose strict deadlines for the construction of network infrastructure and supporting systems as a condition of the license. We expect that when we complete the implementation of our RAN sharing agreement with Telefonica, Nextel Brazil will be in compliance with the applicable operational requirements of its licenses in all material respects. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion to grant or renew licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. In addition, regulations in Brazil permit third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in Brazil take actions modifying or revoking our licenses in response to these claims, our ability to grow our business and improve our results of operations could be materially adversely affected.

9.	If we are not able to manage changes to our business, our operating results will suffer.

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

Nextel Communications, Inc., or Nextel Communications, has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual basis in Latin America. However, Nextel Communications may terminate the license on 60 days’ notice if we commit one of several specified defaults (namely, unauthorized use, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, upon 90 days’ notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” name and trademark could require us to incur significant costs to establish a new brand, which could have a material adverse effect on our operations.

11.	Our business could be negatively impacted by security threats and other material disruptions of our wireless networks.

Major equipment failures and the disruption of our wireless networks as a result of natural disasters, severe weather, terrorist attacks, acts of war, cyber attacks or other breaches of network or information technology security, even for a limited period of time, may result in significant expenses, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. In the past, more stringent network performance standards and reporting obligations have been adopted by the government in Brazil in order to ensure quality of service during unforeseen disturbances. We could be required to make significant investments in our existing networks in order to comply with these types of network performance standards. In addition, while we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, if we suffer a security breach of customer or employee confidential data, we may be subject to significant legal and financial exposure, damage to our reputation, and loss of confidence in the security of our products and services.

Risks Relating to Our Common Stock

12.	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of other stockholders.

Funds associated with Capital World Investors, subsidiaries of BlackRock, Inc. and subsidiaries of The Vanguard Group currently own approximately 25.5%, 11.5% and 10.2%, respectively, of our outstanding common stock. Two of our stockholders also have certain additional rights under our registration rights agreement dated June 26, 2015. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

13.	The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•	concentration of our business operations in Brazil;

•	low trading volumes for our common stock and the inability to sustain an active trading marketing for our common stock;

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	industry cycles and trends;

•	mergers and strategic alliances in the telecommunications industry;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•	future sales of our common stock by our stockholders, including in particular, those stockholders whose shares were included in our Registration Statement on Form S-3;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.

As a result of these factors, investors in our common stock may not be able to resell their stock at or above the price they paid or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

14.
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
Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 26,000 square feet of office space under a lease expiring in January 2020. In addition, Nextel Brazil leases office space in São Paulo and Rio de Janeiro. Nextel Brazil also leases transmitter and receiver sites under various individual site leases. As of December 31, 2016, Nextel Brazil had 10,031 constructed sites at leased and owned locations, including those constructed for its networks. In addition, Nextel Brazil also had 1,172 radio access network, or RAN, sharing sites, 507 global system for mobile, or GSM, sites and 484 indoor sites as of December 31, 2016.

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
In connection with our Chapter 11 proceedings, all shares of our common stock that were outstanding prior to our emergence from Chapter 11 were canceled on June 26, 2015. On July 6, 2015, our common stock was listed on the Nasdaq Global Select Market (NASDAQ) under the symbol “NIHD.” The following table sets forth on a per share basis the reported high and low sale prices for our common stock, as reported on the market at the time, since July 6, 2015.

	Price Range of Common Stock
	High	Low
2015
Third Quarter	$16.88	$6.21
Fourth Quarter	7.81	4.43
2016
First Quarter	$5.72	$3.01
Second Quarter	5.65	2.64
Third Quarter	3.63	2.05
Fourth Quarter	3.33	1.70

2.	Number of Stockholders of Record
As of March 3, 2017, there were approximately 95 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

3.	Dividends
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and make contractual payments under our debt facilities in accordance with our business plan.

4.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2016 - October 31, 2016	20,283	(1)	$3.23	20,283
November 1, 2016 - November 30, 2016	20,929	(1)	2.50	20,929
December 1, 2016 - December 31, 2016	—		—	—
Total	41,212	(1)	2.86	41,212	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from July 6, 2015 through December 31, 2016. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of Oi S.A. and Telefônica Brasil S.A. The graph assumes an initial investment of $100 in our common stock as of July 6, 2015 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	7/6/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
NII Holdings	$100.00	$38.57	$29.92	$32.76	$18.84	$19.73	$12.74
Nasdaq 100	$100.00	$94.73	$104.42	$102.25	$100.44	$111.63	$110.28
Oi S.A.	$100.00	$42.39	$28.80	$18.64	$23.72	$51.17	$39.81
Telefônica Brasil S.A.	$100.00	$65.39	$65.22	$90.33	$99.32	$106.84	$96.03

Item 6.	Selected Financial Data

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
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The selected consolidated financial data presented below includes the results of Nextel Brazil and our corporate headquarters. In connection with the sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru, we have included the results of these former operating companies for all periods presented as discontinued operations in the tables below. For more information regarding material uncertainties in our business, see Note 1 and Note 9 to our consolidated financial statements.

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$985,046	$529,434	$683,711	$1,848,954	$2,203,040	$2,898,461
Impairment, restructuring and other charges	$1,384,811	$32,308	$36,792	$105,664	$121,578	$29,889
Foreign currency transaction gains (losses), net	$76,615	$(99,737)	$(63,948)	$(51,149)	$(92,456)	$(25,946)
Net (loss) income from continuing operations	$(1,533,879)	$(292,491)	$1,519,401	$(1,224,671)	$(1,200,425)	$(362,939)
Net (loss) income from continuing operations per common share, basic	$(15.32)	$(2.93)	$8.73	$(7.11)	$(6.98)	$(2.12)
Net (loss) income from continuing operations per common share, diluted	$(15.32)	$(2.93)	$8.71	$(7.11)	$(6.98)	$(2.12)

	Successor Company		Predecessor Company
	December 31,		December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$1,418,509	$2,729,908	$5,374,034	$8,679,954	$9,223,078
Long-term debt, including current portion	$756,316	$665,067	$925,271	$5,298,412	$4,066,487
Liabilities subject to compromise	$—	$—	$4,593,493	$—	$—

Impairment, Restructuring and Other Charges. During 2016, we reviewed our Nextel Brazil segment for potential impairment. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties. Taking into consideration the current macroeconomic conditions in Brazil, our history of operating losses and the available sources of capital to fund our business plan, we currently believe that the most likely outcome for the future of our business is the sale of Nextel Brazil. During 2016, we compared the carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability-weighted and took into consideration our ability to obtain capital necessary to fund our business plan. In addition, we assumed that the proceeds from any potential sale of Nextel Brazil would be significantly less than its carrying value. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $32.3 million and $36.8 million, respectively, in impairment, restructuring and other charges primarily related to the shutdown or abandonment of certain transmitter and receiver sites in Brazil, retail store closures related to the realignment of distribution channels and restructuring charges incurred in connection with the realignment of our organization and staffing structure. During 2014, we recognized $105.7 million in impairment, restructuring and other charges primarily related to the discontinuation of certain projects related to the next generation of our push-to-talk services, restructuring charges incurred in connection with the realignment of our organization and staffing structure, and other asset impairment charges related to store closures and the shutdown or abandonment of transmitter and receiver sites in Brazil.
Foreign Currency Transaction Gains (Losses), Net.  Consolidated foreign currency transaction gains during the year ended December 31, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar during 2016 on Nextel Brazil's U.S. dollar-denominated net liabilities. Consolidated foreign currency transaction losses for each of the remaining periods presented primarily relate to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's assets and liabilities. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
Net (Loss) Income From Continuing Operations. For the year ended December 31, 2016, net loss from continuing operations included the $1.34 billion non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values discussed above. For the six months ended June 30, 2015, net income from continuing operations included $1,956.9 million in reorganization items, which represented a $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11 and a $261.8 million gain we recognized as a result of the implementation of fresh start accounting, partially offset by professional fees and other costs incurred in connection with our Chapter 11 filing.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of or obtain relief under our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the proceeds from the sale of Nextel Mexico held in escrow and proceeds derived from other asset sales;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

Introduction

The following is a discussion and analysis of:

•
our consolidated financial condition as of December 31, 2016 and 2015 and our consolidated results of operations for the year ended December 31, 2016, for the six-month periods ended December 31, 2015 and June 30, 2015, for the combined twelve-month period ended December 31, 2015 and for the year ended December 31, 2014; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.

A.    Executive Overview

Business Update

Leading up to 2014, our results of operations, including our operating revenues and operating cash flows, were negatively affected by a number of factors, including significant deterioration in economic conditions in Brazil, increased competitive pressure, the overall depreciation of the value of the Brazilian real relative to the U.S. dollar, and the decline in our iDEN subscriber base resulting from the limited digital services available on our legacy iDEN network. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of both of our networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.
As a result, in 2014, we concluded that we were not able to maintain sufficient liquidity to support our business plan and repay our debts when they come due, including $4.35 billion of senior notes issued by NII International Telecom, S.C.A., or NIIT, and NII Capital Corp. On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. Subsequent to September 15, 2014, five additional subsidiaries filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. On June 26, 2015, we and the other Debtors emerged from the Chapter 11 proceedings. Our operating subsidiaries in Brazil, Mexico and Argentina were not debtors in the Chapter 11 cases. See Note 3 to our consolidated financial statements for more information regarding the impact of the implementation of the Plan of Reorganization.
In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the "Successor Company" relate to NII Holdings on or subsequent to June 30, 2015. References to the "Predecessor Company" relate to NII Holdings prior to June 30, 2015.
On January 27, 2016, two of our indirect subsidiaries completed the sale of our Argentine operations to Grupo Clarin. The transaction was structured as a sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina, for an aggregate purchase price of $178.0 million, including $6.0 million deposited in escrow to satisfy potential indemnification claims. In the second half of 2016, $5.4 million of the escrow was released back to us, and we have no further obligations in connection with this transaction.
On April 30, 2015, we, together with one of our wholly-owned subsidiaries, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds of the sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified price adjustments.

In August 2014, three of our wholly-owned subsidiaries completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary Nextel Chile, S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors for a de minimus amount.
In August 2013, two of our wholly-owned subsidiaries completed the sale of all of the outstanding equity interests in our wholly-owned subsidiary Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel.
As a result of the sales of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru, we have presented the results of these operating companies for all periods as discontinued operations in this annual report on Form 10-K. In addition, as a result of these sales, we are allocating almost all of our financial and other resources to our operations in Brazil.
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
In the second half of 2013, Nextel Brazil commercially launched services on its WCDMA network in São Paulo, Rio de Janeiro and surrounding areas and extended those services to other areas in Brazil by expanding the coverage of its network and utilizing roaming services and network sharing arrangements pursuant to agreements that it reached with another network operator in Brazil. Our WCDMA network enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our legacy iDEN network.
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
We also offer long-term evolution, or LTE, services in Rio de Janeiro, and starting in December 2016, in São Paulo, and we continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer subscribers the option of purchasing services by acquiring SIM cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
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
As of December 31, 2016, Nextel Brazil had about 3.638 million total subscriber units in commercial service, which we estimate to be about 5% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
Our goal is to grow our WCDMA-based subscriber base and revenues and manage the decline of our iDEN-based subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We are also striving to manage our capital and operating expenditures in the near term and improve our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

•	aligning our costs with our current business through continuous evaluation and streamlining of all capital and operating expenditures;

•	focusing on higher value customer segments that generate higher average revenue per user, or ARPU, and lower subscriber turnover;

•	utilizing the most profitable sales channels;

•	offering a unique and superior customer experience, including a reliable and high quality wireless network and online self-care and rate plan flexibility; and

•	building on the strength of the unique positioning of the Nextel brand.
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
As a result of the weak economy and challenging competitive environment in Brazil, we implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results. These have included changes to our leadership team in Brazil in 2015, lower investments in costs to support subscriber growth, significant reductions in our headquarters staff through the reorganization of the roles and responsibilities of both our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. While some of these initiatives have led to better operating results, the challenges we face in Brazil, together with our debt service requirements, are placing significant pressure on our ability to fund our business beyond the first quarter of 2018. As a result, in February 2017, we and the lenders of our local bank loans in Brazil entered into amendments to these loan agreements under which principal payments will be suspended for four months while we seek to obtain long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. In addition, last year, we hired a third party investment adviser to actively explore strategic options to provide sources of funding that will allow us to meet our future obligations or find a buyer for our company. While we continue to be focused on effectively managing our business in Brazil, the long-term viability of our business is dependent on the successful outcome of one or more of the external processes described above.
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

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. We estimate this allowance based on historical experience, aging of accounts receivable and collections trends. Actual write-offs in the future could be impacted by general economic and business conditions, as well as fluctuations in subscriber deactivations, that are difficult to predict and therefore may differ from our estimates. A 10% increase in our consolidated allowance for doubtful accounts as of December 31, 2016 would have resulted in $5.4 million of additional bad debt expense for the year ended December 31, 2016.
Depreciation of Property, Plant and Equipment.  We record our network assets and other improvements that extend the useful lives of the underlying assets at cost and depreciate those assets over their estimated useful lives with the exception of property, plant and equipment owned as of the date of our implementation of fresh start accounting. As of June 30, 2015, as a result of the application of fresh start accounting in connection with our emergence from Chapter 11, we adjusted all existing property, plant and equipment to its estimated fair value and revised the associated depreciable lives. See Note 3 to our consolidated financial statements for more information. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and network software and 3 to 10 years for software, office equipment, furniture and fixtures, and other, which includes non-network internal use software. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than expected. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations.
Amortization of Intangible Assets.  Prior to the implementation of fresh start accounting in connection with our emergence from Chapter 11, our intangible assets primarily consisted of our telecommunications licenses. As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we recorded our intangible assets, which consisted of our telecommunications licenses, our exclusive right to use the Nextel tradename in Brazil and our customer relationships, at their estimated fair values. We calculate amortization on our licenses and our tradename using the straight-line method based on estimated useful lives of 26 to 30 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environment in Brazil is continuously changing and, as a result, the cost of renewing our licenses beyond that range could be significant. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. In light of these uncertainties, we classify our licenses as definite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations. As a result of the implementation of fresh start accounting, we revised the remaining estimated useful lives of our licenses to include renewal periods in cases where it is probable that a renewal will occur.
Valuation of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying value of our assets, we recognize a loss for the difference between the estimated fair value and the carrying value of the assets.
During 2016, we reviewed our Nextel Brazil segment for potential impairment. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties. Taking into consideration the current macroeconomic conditions in Brazil, our history of operating losses and the available sources of capital to fund our business plan, we currently believe that the most likely outcome for the future of our business is the sale of Nextel Brazil. During 2016, we compared the carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability-weighted and took into consideration our ability to obtain capital necessary to fund our business plan. In addition, we assumed that the proceeds from any potential sale of Nextel Brazil would be significantly less than its carrying value. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable.
As a result, in 2016, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach. While we may ultimately complete a sale with a third party that is valued at more or less than our current market value, we estimated the fair value of our equity based on our market capitalization and combined it with the fair value of our outstanding debt obligations to determine the impairment charge. See Note 8 to our consolidated financial statements for more information on our estimate of the fair value of our debt obligations. We allocated the non-cash asset impairment charge first to reduce the $36.8 million carrying value of our trademark intangible asset to zero, and the remainder between property, plant and equipment, and spectrum licenses on a pro rata basis.
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
The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. As of December 31, 2016, we recorded full valuation allowances on the deferred tax assets of Nextel Brazil, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2017 and subsequent years. As a result, the valuation allowance on our deferred tax assets increased by $1.7 billion during 2016. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets.
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

For purposes of comparison to the year ended December 31, 2016, we combined the results of operations for the six months ended December 31, 2015 with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the six months ended December 31, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reasons, our results of operations for the combined twelve-month period ended December 31, 2015 are not fully comparable to our results of operations for the year ended December 31, 2016 or 2014.
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our Brazilian operating segment using the average exchange rates for the years ended December 31, 2016 and 2014 and for the combined twelve-month period ended December 31, 2015. The following table presents the average exchange rates we used to translate Nextel Brazil's results of operations, as well as changes from the average exchange rates utilized in prior periods.

	Successor Company		Predecessor Company	Combined	Predecessor Company
	Year Ended December 31, 2016	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Year Ended December 31, 2014	2015 to 2016 Percent Change	2014 to 2015 Percent Change
Brazilian real	3.49	3.70	2.97	3.33	2.35	(4.8)%	(41.7)%

The following table presents the currency exchange rates in effect at the end of 2014, as well as the end of each of the quarters in 2015 and 2016. If the values of these exchange rates depreciate further relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	Successor Company						Predecessor Company
	2016				2015				2014
	December	September	June	March	December	September	June	March	December
Brazilian real	3.26	3.25	3.21	3.56	3.90	3.97	3.10	3.21	2.66

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the combined twelve-month period ended December 31, 2015 to amounts that would have resulted if the average foreign currency exchange rates for the combined twelve-month period ended December 31, 2015 were the same as the average foreign currency exchange rates that were in effect for the year ended December 31, 2016; and (ii) by comparing the constant currency financial measures for the combined twelve-month period ended December 31, 2015 to the actual financial measures for the year ended December 31, 2016. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the combined twelve-month period ended December 31, 2015. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Year Ended December 31, 2016 vs. Combined Period Ended December 31, 2015

a.	Consolidated

	Successor Company		Predecessor Company	Combined
	Year Ended December 31, 2016	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
				(dollars in thousands)
Brazil segment earnings (losses)	$67,186	$(15,925)	$(75,234)	$(91,159)	$158,345	(174)%	(177)%
Corporate segment losses and eliminations	(36,821)	(26,100)	(37,982)	(64,082)	27,261	(43)%	(43)%
Consolidated segment earnings (losses)	30,365	(42,025)	(113,216)	(155,241)	185,606	(120)%	(120)%
Impairment, restructuring and other charges	(1,384,811)	(32,308)	(36,792)	(69,100)	(1,315,711)	NM	NM
Depreciation and amortization	(172,383)	(85,364)	(153,878)	(239,242)	66,859	(28)%	(25)%
Operating loss	(1,526,829)	(159,697)	(303,886)	(463,583)	(1,063,246)	229%	242%
Interest expense, net	(113,732)	(55,563)	(82,820)	(138,383)	24,651	(18)%	(13)%
Interest income	37,689	17,200	15,327	32,527	5,162	16%	21%
Foreign currency transaction gains (losses), net	76,615	(99,737)	(63,948)	(163,685)	240,300	(147)%	(149)%
Other expense, net	(9,711)	(1,176)	(137)	(1,313)	(8,398)	NM	NM
Loss from continuing operations before reorganization items and income tax benefit (provision)	(1,535,968)	(298,973)	(435,464)	(734,437)	(801,531)	109%	118%
Reorganization items	(803)	1,467	1,956,874	1,958,341	(1,959,144)	(100)%	(100)%
Income tax benefit (provision)	2,892	5,015	(2,009)	3,006	(114)	(4)%	6%
Net (loss) income from continuing operations	(1,533,879)	(292,491)	1,519,401	1,226,910	(2,760,789)	(225)%	(222)%
(Loss) income from discontinued operations, net of income taxes	(19,994)	11,608	221,114	232,722	(252,716)	(109)%	(109)%
Net (loss) income	$(1,553,873)	$(280,883)	$1,740,515	$1,459,632	$(3,013,505)	(206)%	(204)%
_______________________________________
NM-Not Meaningful
We define segment earnings (losses) as operating loss before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment earnings of $30.4 million in 2016 compared to consolidated segment losses of $155.2 million in the combined period ended December 31, 2015. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges

In 2016, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result of this determination, we recorded a $1.34 billion non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values, as well as to impair our trademark intangible asset and other property, plant and equipment at the corporate level. See Note 4 to our consolidated financial statements for more information on this impairment charge. Consolidated impairment, restructuring and other charges recognized in 2016 also included the following:

•
$21.4 million in restructuring charges related to the early termination of leases for approximately 600 transmitter and receiver sites in connection with the RAN sharing agreement Nextel Brazil entered into with Telefonica Brazil, S.A., or Telefonica, in May 2016;

•	$11.0 million in non-cash asset impairment charges primarily related to the abandonment of transmitter and receiver sites in Brazil;

•
$10.8 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and office closures; and

•
$3.2 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to further streamline our organizational structure and reduce general and administrative expenses.

In addition, in connection with the RAN sharing agreement mentioned above, Nextel Brazil expects to use this agreement to fulfill the regulatory coverage obligations under its spectrum licenses rather than utilizing its own network. We expect to incur restructuring costs of approximately $30.0 million in 2017 in connection with the termination of an additional 1,400 transmitter and receiver sites in low-usage areas.

A portion of the restructuring charges described above relates to the removal of certain iDEN transmitter and receiver sites in locations where we have excess capacity in an effort to reduce iDEN-related costs. We plan to continue to remove iDEN transmitter and receiver sites that are no longer necessary, which will result in additional restructuring charges.

Consolidated impairment, restructuring and other charges recognized for the combined period ended December 31, 2015 primarily related to the following:

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

•	$8.4 million in restructuring charges in Brazil related to future lease costs for certain transmitter and receiver sites that are no longer necessary in our business plan.

2.	Depreciation and amortization

The $66.9 million, or 28%, decrease in consolidated depreciation and amortization on a reported basis, and the 25% decrease on a constant currency basis, for 2016 compared to the combined period ended December 31, 2015 was principally the result of a decrease in the value of Nextel Brazil's property, plant and equipment in connection with the implementation of fresh start accounting in 2015 and the $1.34 billion non-cash asset impairment charge we recognized in 2016. As a result of the impairment charge we recognized in 2016, we expect consolidated depreciation and amortization to continue to decrease in future periods relative to 2016. See Note 4 to our consolidated financial statements for more information on this impairment charge.

3.	Interest expense, net

Consolidated net interest expense decreased $24.7 million, or 18%, on a reported basis, and 13% on a constant currency basis, for 2016 compared to combined period ended December 31, 2015 primarily as a result of principal payments related to Nextel Brazil's equipment financing facility and local bank loans, and the revaluation of some of our capital leases in connection with the implementation of fresh start accounting.

4.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $76.6 million during the year ended December 31, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar during 2016 on Nextel Brazil's U.S. dollar-denominated net liabilities.

Consolidated foreign currency transaction losses of $163.7 million during the combined period ended December 31, 2015 were largely the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during the combined period ended December 31, 2015 on Nextel Brazil's U.S. dollar-denominated net liabilities.

5.	Reorganization items

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

b.	Nextel Brazil

	Successor Company			Predecessor Company	Combined
	Year Ended December 31, 2016	% of Nextel Brazil’s Operating Revenues	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
							Dollars	Percent	Percent
					(dollars in thousands)
Service and other revenues	$963,041	98%	$501,028	$643,804	$1,144,832	94%	$(181,791)	(16)%	(12)%

Handset and accessory revenues	21,837	2%	28,304	39,807	68,111	6%	(46,274)	(68)%	(66)%
Cost of handsets and accessories	(29,273)	(3)%	(46,904)	(121,143)	(168,047)	(14)%	138,774	(83)%	(82)%
Handset and accessory net subsidy	(7,436)	(1)%	(18,600)	(81,336)	(99,936)	(8)%	92,500	(93)%	(92)%
Cost of service (exclusive of depreciation and amortization)	(364,648)	(37)%	(212,866)	(256,153)	(469,019)	(39)%	104,371	(22)%	(19)%
Selling and marketing expenses	(116,538)	(12)%	(71,557)	(105,357)	(176,914)	(15)%	60,376	(34)%	(31)%
General and administrative expenses	(407,233)	(41)%	(213,930)	(276,192)	(490,122)	(40)%	82,889	(17)%	(13)%
Segment earnings (losses)	$67,186	7%	$(15,925)	$(75,234)	$(91,159)	(8)%	$158,345	(174)%	(177)%

The average value of the Brazilian real depreciated relative to the U.S. dollar during the year ended December 31, 2016 by 5% compared to the average value that prevailed during the year ended December 31, 2015. As a result, the components of Nextel Brazil's results of operations for 2016, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. If the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active subscriber identity module, or SIM, card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2015 and 2016. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Predecessor Company		Successor Company
	Three Months Ended		Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(subscribers in thousands)
iDEN subscriber units	2,667.5	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1	1,127.8	962.1
WCDMA subscriber units	1,672.2	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7	2,717.1	2,746.3
Total subscriber units in commercial service — beginning of period	4,339.7	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8	3,844.9	3,708.4

iDEN net subscriber losses	(194.7)	(189.0)	(208.1)	(211.5)	(195.2)	(149.7)	(130.8)	(110.1)
WCDMA net subscriber additions (losses)	239.9	224.5	227.3	68.5	(77.7)	(29.2)	(5.7)	39.6
Total net subscriber additions (losses)	45.2	35.5	19.2	(143.0)	(272.9)	(178.9)	(136.5)	(70.5)

Migrations from iDEN to WCDMA	58.3	59.3	116.2	78.5	41.7	37.6	34.9	29.3

iDEN subscriber units	2,414.5	2,166.2	1,842.0	1,552.0	1,315.1	1,127.8	962.1	822.7
WCDMA subscriber units	1,970.4	2,254.2	2,597.7	2,744.7	2,708.7	2,717.1	2,746.3	2,815.2
Total subscriber units in commercial service — end of period	4,384.9	4,420.4	4,439.7	4,296.7	4,023.8	3,844.9	3,708.4	3,637.9

Total subscriber turnover	3.15%	3.34%	3.54%	3.74%	4.34%	3.99%	3.99%	3.65%
iDEN subscriber turnover	3.25%	3.54%	3.94%	4.48%	4.80%	4.46%	4.65%	4.71%
WCDMA subscriber turnover	2.99%	3.13%	3.21%	3.27%	4.10%	3.78%	3.73%	3.31%

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2015 and 2016 in both U.S. dollars (US$) and in Brazilian reais (BRL). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Predecessor Company		Successor Company		Combined	Successor Company
	Three Months Ended		Three Months Ended		Year Ended	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Total service ARPU (US$)	23	20	18	16	19	16	19	21	20	19
WCDMA service ARPU (US$)	25	22	19	17	20	16	20	21	21	20
iDEN service ARPU (US$)	22	19	17	15	19	15	16	19	18	16

Total service ARPU (BRL)	66	62	62	62	63	62	66	67	67	65
WCDMA service ARPU (BRL)	70	66	66	65	67	64	70	69	69	68
iDEN service ARPU (BRL)	62	59	58	58	59	57	56	60	59	58

Results Overview.
Brazil continues to experience one of the worst economic recessions in its history. As a result, the economic environment in Brazil is characterized by negative real wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. Consumers in Brazil are also being impacted by rising costs of food and other essentials, with the inflation of food costs significantly exceeding both inflation levels experienced in prior years and the consumer price index. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that the current economic conditions will continue to have a negative impact on Nextel Brazil's reported results of operations in 2017.
Nextel Brazil began offering a full range of voice and data services on its WCDMA network in late 2013 and experienced subscriber growth on its WCDMA network and an increase in its WCDMA service ARPU in Brazilian reais through the end of 2014. Nextel Brazil's WCDMA subscriber units increased from 337.9 thousand subscribers as of January 1, 2014 to 2.8 million subscribers as of December 31, 2016. Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased throughout the course of 2015 and into the first quarter of 2016, and its WCDMA subscriber turnover increased significantly in the first quarter of 2016 compared to 2015 as a result of more intense competition in the wireless market and the economic factors discussed above. Beginning in the second quarter of 2016, WCDMA subscriber turnover decreased as a result of various loyalty actions Nextel Brazil implemented in an effort to retain existing subscribers at the end of 2015 and into the early part of 2016.
In the second quarter of 2015, Nextel Brazil implemented several new rate plans and promotions to improve the attractiveness of its service offerings, expand targeted customer segments and provide economic incentives to attract new subscribers and retain existing subscribers. These new simplified rate plans further incentivize subscribers to utilize their existing handsets when purchasing Nextel Brazil's services, which generally result in similar or higher service ARPU levels. During the fourth quarter of 2015, Nextel Brazil launched promotions to increase prices on certain rate plans, which resulted in higher service ARPU levels for new WCDMA subscribers during 2016 compared to the levels experienced during the fourth quarter of 2015. In addition, during the second quarter of 2016, Nextel Brazil modified its billing process, which allows Nextel Brazil to retain a larger portion of its customer billings. This modification resulted in decreases in certain revenue-based taxes and contributed to the improvement in Nextel Brazil's service ARPU in 2016.
Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower ARPU levels to retain subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Nextel Brazil has experienced net subscriber losses and overall declines in its iDEN service ARPU; however, Nextel Brazil's iDEN service ARPU increased in the third quarter of 2016 as the result of an annual inflationary price adjustment.
In connection with our emergence from Chapter 11 in 2015, we made a number of changes within our senior management team and modified our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and aligned our costs with this revised outlook. As a result, we targeted less aggressive subscriber growth in 2016 than in prior years with a focus on attracting high value subscribers while simultaneously reducing operating expenses and handset subsidies.
In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica to reduce the usage rates for roaming traffic. Concurrently, Nextel Brazil entered into a 10-year RAN sharing agreement with Telefonica under which Telefonica will permit Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. Nextel Brazil expects to use this RAN sharing agreement to fulfill the regulatory coverage obligations under its spectrum licenses rather than utilizing its own network. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Nextel Brazil was required to prepay 250 million Brazilian reais, or approximately $76.9 million based on foreign currency exchange rates at the time, shortly after the agreements became effective with receipt of regulatory approvals, which occurred in August 2016. We are allocating the aggregate 800 million Brazilian reais in minimum payments on a relative fair value basis to the services being received. We are recognizing approximately 318 million Brazilian reais on a ratable basis over a period of five years for the amended roaming agreement, which began in August 2016, and approximately 482 million Brazilian reais over a period of approximately eight years for the RAN sharing agreement, which began in October 2016.
In the fourth quarter of 2016, Nextel Brazil negotiated the early termination of leases for approximately 600 transmitter and receiver sites in connection with this agreement and recognized $21.4 million in restructuring costs that we expect to be disbursed over the next eight years. We expect to incur restructuring costs of approximately $30.0 million in 2017 in connection with the termination of an additional 1,400 transmitter and receiver sites in low-usage areas, which would reduce future operating expenses from savings in rent, maintenance and energy costs. The actual amount of future savings will depend on our ability to early terminate the remaining leases and related agreements, among other factors. In addition, Nextel Brazil is foregoing the construction of approximately 700 new transmitter and receiver sites, which is allowing us to avoid approximately $50.0 million in capital expenditures that we would otherwise have incurred through the end of 2017, as well as related future operating expenses.
Despite decreases in local currency operating revenues, Nextel Brazil recognized segment earnings of $67.2 million, and a segment earnings margin of 7%, during 2016 as a result of the execution of initiatives to reduce operating expenses included in our business plan. Nextel Brazil recognized segment earnings of $67.2 million during 2016 compared to segment losses of $91.2 million during the combined period ended December 31, 2015 as a result of the following:

1.	Service and other revenues

The $181.8 million, or 16%, decrease in service and other revenues on a reported basis in 2016 compared to the combined period ended December 31, 2015 is primarily the result of the decline in Nextel Brazil's subscriber base and the impact of weaker foreign currency exchange rates on our reported results. On a constant currency basis, Nextel Brazil's service and other revenues decreased 12% in 2016 compared to the combined period ended December 31, 2015.

Nextel Brazil's WCDMA subscriber base grew slightly from 2.7 million subscribers as of the end of 2015 to 2.8 million subscribers as of the end of 2016. Nextel Brazil has continued to strategically facilitate the migration of iDEN subscribers to its WCDMA network, which resulted in 144 thousand migrations during 2016. As a result of the increase in its WCDMA service ARPU and the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues increased $91.8 million, or 15%, from the combined period ended December 31, 2015 to 2016, or 21% on a constant currency basis. This increase was offset by a $273.6 million, or 50%, decrease in Nextel Brazil's iDEN-based service and other revenues from the combined period ended December 31, 2015 to 2016, or 47% on a constant currency basis, driven by a decrease in Nextel Brazil's iDEN subscriber base from 1.6 million subscribers as of the end of 2015 to 0.8 million subscribers as of the end of 2016.

2.	Handset and accessory net subsidy

The $92.5 million, or 93%, decrease in handset and accessory net subsidy on a reported basis from the combined period ended December 31, 2015 to 2016 is largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, during 2016, 89% of Nextel Brazil's new WCDMA subscribers represented subscribers who utilized their existing handsets rather than purchasing one from Nextel Brazil compared to 70% during 2015. The decrease in handset and accessory net subsidy from the combined period ended December 31, 2015 to 2016 was also impacted by a $25.3 million charge that Nextel Brazil recognized in the second quarter of 2015 related to certain tax credits generated as a result of handset purchases that we estimated were not probable of being recovered. During 2016, we recovered $20.8 million of these credits and expect to recover the remaining portion in the first quarter of 2017. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 92% in 2016 compared to the combined period ended December 31, 2015.

3.	Cost of service

The $104.4 million, or 22%, decrease in cost of service on a reported basis from the combined period ended December 31, 2015 to 2016 is primarily the result of a $57.2 million, or 34%, decrease in interconnect costs related to the reduced volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates, and a $41.2 million, or 15%, decrease in site and switch costs over the same period. The decrease in cost of service was also partially the result of the reversal of $8.1 million in certain non-income based tax-related contingent liabilities in the second quarter of 2016 based on a change in estimate. On a constant currency basis, Nextel Brazil's cost of service decreased 19% from the combined period ended December 31, 2015 to 2016.

In 2012, ANATEL approved regulations to implement a transition to a cost-based model for determining mobile termination rates. Under the current regulations, the mobile termination rates are being gradually reduced over a transition period ending in 2019, when cost-based rates will take effect. The transition rules also provide for a partial "bill and keep" settlement process that applies to the settlement of mobile termination charges between smaller operators like Nextel Brazil and its larger competitors (who are considered to hold significant market power under the Brazilian regulations), which further reduces mobile termination charges for smaller operators. The lower costs resulting from this partial bill and keep settlement process, which is similar to the settlement process that has historically applied to termination charges relating to our iDEN services, decline as mobile termination rates are reduced during the transition period, with the bill and keep settlement process terminating when cost-based rates are implemented.

4.	Selling and marketing expenses

The $60.4 million, or 34%, decrease in selling and marketing expenses on a reported basis during 2016 compared to the combined period ended December 31, 2015 is primarily due to a reduction in sales and marketing personnel, lower advertising and media expenses resulting from cost reductions and retail store closures, and lower commissions due to a decrease in gross subscriber additions. Most of these cost reductions were the result of our efforts to align our costs with our business plan. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 31% during 2016 compared to the combined period ended December 31, 2015.

5.	General and administrative expenses

The $82.9 million, or 17%, decrease in general and administrative expenses on a reported basis during 2016 compared to the combined period ended December 31, 2015 is primarily the result of lower customer care expenses related to a decrease in the number of calls Nextel Brazil has received in its call centers, a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force and a decrease in bad debt expense primarily resulting from higher levels in 2015 caused by deteriorating macroeconomic conditions in Brazil. These decreases were partially offset by increases in certain consulting expenses. On a constant currency basis, Nextel Brazil's general and administrative expenses decreased 13% during 2016 compared to the combined period ended December 31, 2015.

c.	Corporate

	Successor Company		Predecessor Company	Combined
	Year Ended December 31, 2016	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Actual Change from Previous Year
					Dollars	Percent

Service and other revenues	$168	$116	$168	$284	$(116)	(41)%
Selling, general and administrative expenses	(36,989)	(26,216)	(39,071)	(65,287)	28,298	(43)%
Segment losses	$(36,821)	$(26,100)	$(38,903)	$(65,003)	$28,182	(43)%
Segment losses decreased $28.2 million, or 43%, in 2016 compared to the combined period ended December 31, 2015 primarily due to a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force, lower consulting expenses and lower information technology costs.

2.	Combined Period Ended December 31, 2015 vs. Year Ended December 31, 2014

a.	Consolidated

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Year Ended December 31, 2014	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment losses	$(15,925)	$(75,234)	$(91,159)	$(133,691)	$42,532	(32)%	(58)%
Corporate segment losses and eliminations	(26,100)	(37,982)	(64,082)	(123,141)	59,059	(48)%	(48)%
Consolidated segment losses	(42,025)	(113,216)	(155,241)	(256,832)	101,591	(40)%	(27)%
Impairment, restructuring and other charges	(32,308)	(36,792)	(69,100)	(105,664)	36,564	(35)%	(26)%
Depreciation and amortization	(85,364)	(153,878)	(239,242)	(394,061)	154,819	(39)%	(15)%
Operating loss	(159,697)	(303,886)	(463,583)	(756,557)	292,974	(39)%	(21)%
Interest expense, net	(55,563)	(82,820)	(138,383)	(372,904)	234,521	(63)%	(59)%
Interest income	17,200	15,327	32,527	38,345	(5,818)	(15)%	19%
Foreign currency transaction losses, net	(99,737)	(63,948)	(163,685)	(51,149)	(112,536)	220%	NM
Other expense, net	(1,176)	(137)	(1,313)	(5,829)	4,516	(77)%	(65)%
Loss from continuing operations before reorganization items and income tax benefit (provision)	(298,973)	(435,464)	(734,437)	(1,148,094)	413,657	(36)%	(21)%
Reorganization items	1,467	1,956,874	1,958,341	(71,601)	2,029,942	NM	NM
Income tax benefit (provision)	5,015	(2,009)	3,006	(4,976)	7,982	(160)%	(161)%
Net (loss) income from continuing operations	(292,491)	1,519,401	1,226,910	(1,224,671)	2,451,581	(200)%	(221)%
Income (loss) from discontinued operations, net of income taxes	11,608	221,114	232,722	(733,027)	965,749	(132)%	(135)%
Net (loss) income	$(280,883)	$1,740,515	$1,459,632	$(1,957,698)	$3,417,330	(175)%	(187)%
_______________________________________
NM-Not Meaningful
We define segment losses as operating loss before depreciation, amortization and impairment, restructuring and other charges. Consolidated segment losses decreased $101.6 million, or 40%, for the combined period ended December 31, 2015 compared to 2014 and include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

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

The $154.8 million, or 39%, decrease in consolidated depreciation and amortization on a reported basis, and the 15% decrease on a constant currency basis, for the combined period ended December 31, 2015 compared to 2014 was principally the result of a decrease in the value of Nextel Brazil's property, plant and equipment resulting from the implementation of fresh start accounting. See Note 3 to our consolidated financial statements for more information.

3.	Interest expense, net

Consolidated net interest expense decreased $234.5 million, or 63%, on a reported basis, and 59% on a constant currency basis, for the combined period ended December 31, 2015 compared to 2014 primarily as a result of the suspension of interest on all series of our senior notes in connection with our Chapter 11 filing and subsequent cancellation of these notes in connection with our emergence from Chapter 11. See Note 3 to our consolidated financial statements for more information.

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

b.    Nextel Brazil

	Successor Company	Predecessor Company	Combined		Predecessor Company
	Six Months Ended December 30, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2014	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
							Dollars	Percent	Percent
			(dollars in thousands)
Service and other revenues	$501,028	$643,804	$1,144,832	94%	$1,694,181	92%	$(549,349)	(32)%	(4)%

Handset and accessory revenues	28,304	39,807	68,111	6%	154,737	8%	(86,626)	(56)%	(38)%
Cost of handsets and accessories	(46,904)	(121,143)	(168,047)	(14)%	(415,082)	(22)%	247,035	(60)%	(60)%
Handset and accessory net subsidy	(18,600)	(81,336)	(99,936)	(8)%	(260,345)	(14)%	160,409	(62)%	(67)%
Cost of service (exclusive of depreciation and amortization)	(212,866)	(256,153)	(469,019)	(39)%	(693,004)	(38)%	223,985	(32)%	(4)%
Selling and marketing expenses	(71,557)	(105,357)	(176,914)	(15)%	(267,574)	(14)%	90,660	(34)%	(6)%
General and administrative expenses	(213,930)	(276,192)	(490,122)	(40)%	(606,949)	(33)%	116,827	(19)%	14%
Segment losses	$(15,925)	$(75,234)	$(91,159)	(8)%	$(133,691)	(7)%	$42,532	(32)%	(58)%

Nextel Brazil’s segment losses decreased $42.5 million, or 32%, on a reported basis, and 58% on a constant currency basis, for the combined period ending December 31, 2015 compared to the year ended December 31, 2014, as a result of the following:

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

The $160.4 million, or 62%, decrease in handset and accessory net subsidy on a reported basis from 2014 to the combined period ended December 31, 2015 is largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, 70% of Nextel Brazil's new WCDMA subscribers during the combined period ended December 31, 2015 represented customers who utilized their existing handsets compared to 34% of new WCDMA subscribers utilizing their existing handsets during 2014. This decrease in handset and accessory net subsidy was partially offset by a $25.3 million charge recognized in the second quarter of 2015 related to certain tax credits that we did not believe were probable of being recovered. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 67% for the combined period ended December 31, 2015 compared to 2014.

3.	Cost of service

The $224.0 million, or 32%, decrease in cost of service on a reported basis for the combined period ended December 31, 2015 compared to 2014 is primarily caused by the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's cost of service decreased 4% from 2014 to the combined period ended December 31, 2015 primarily as the result of a decrease in interconnect costs related to the changes in the regulated interconnect cost structure described above. In addition, on a constant currency basis, Nextel Brazil recognized significant cost savings in the combined period ended December 31, 2015 compared to 2014 as a result of insourcing certain engineering functions that were previously performed by third party service providers. Also, with the continuing decline in the number of iDEN subscribers in Nextel Brazil's subscriber base, Nextel Brazil's service and repair costs related to its iDEN handset maintenance program continued to decrease. These decreases were partially offset by an increase in costs related to our nationwide roaming arrangement, as well as an increase in direct switch and transmitter and receiver site costs on a local currency basis resulting from an 8% increase in the number of sites in service from December 31, 2014 to December 31, 2015.

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

The $116.8 million, or 19%, decrease in general and administrative expenses on a reported basis for the combined period ended December 31, 2015 compared to 2014 is primarily due to the impact of weaker foreign currency exchange rates described above. On a constant currency basis, Nextel Brazil's general and administrative expenses increased 14% over the same period primarily as a result of an increase in bad debt expense caused by a significant decrease in collections related to deteriorating economic conditions in Brazil and higher costs related to civil contingencies initiated by customers. These increases were partially offset by a decrease in payroll and related expenses on a local currency basis resulting from workforce reductions, as well as lower customer care expenses on a local currency basis resulting from the outsourcing of Nextel Brazil's customer care function and a reduction in the volume of customer care calls received.

c.	Corporate

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Year Ended December 31, 2014	Actual Change from Previous Year
					Dollars	Percent

Service and other revenues	$116	$168	$284	$351	$(67)	(19)%
Selling, general and administrative expenses	(26,216)	(39,071)	(65,287)	(128,604)	63,317	(49)%
Segment losses	$(26,100)	$(38,903)	$(65,003)	$(128,253)	63,250	(49)%
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
As of December 31, 2016, we had a working capital deficit of $119.7 million compared to a working capital deficit of $177.4 million as of December 31, 2015. As of December 31, 2016, our working capital included $257.4 million in cash and cash equivalents, of which $3.5 million was held by Nextel Brazil in Brazilian reais, and $73.9 million in short-term investments, the majority of which was held in Brazilian reais. In addition, as of December 31, 2016, we had $87.4 million of cash collateral securing certain performance bonds relating to our obligations to deploy spectrum in Brazil, of which we recorded $56.5 million as a component of other assets and the remaining $30.9 million of which we recorded as a component of prepaid expenses and other in our consolidated balance sheet. As of December 31, 2016, we also had $163.4 million in cash held in escrow in connection with the sale of Nextel Mexico and $85.1 million in judicial deposits in Brazil, both of which we classified as restricted cash.
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

Cash Flows

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Combined Year Ended December 31,	Year Ended December 31,
	2016	2015	2015	2015	2014

Cash and cash equivalents, beginning of period	$342,184	$423,135	$334,194	$334,194	$1,147,682
Net cash used in operating activities	(45,205)	(78,485)	(254,757)	(333,242)	(628,716)
Net cash provided by (used in) investing activities	54,450	(976)	1,027,821	1,026,845	(347,538)
Net cash used in financing activities	(93,004)	(25,068)	(778,231)	(803,299)	(128,272)
Effect of exchange rate changes on cash and cash equivalents	(1,045)	916	(9,152)	(8,236)	(55,657)
Change in cash and cash equivalents related to discontinued operations	—	22,662	103,260	125,922	346,695
Cash and cash equivalents, end of period	$257,380	$342,184	$423,135	$342,184	$334,194
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $45.2 million of cash in our operating activities during 2016, which represents a $288.0 million improvement from the combined year ended December 31, 2015, largely caused by lower operating losses resulting from cost reduction efforts and the sale of our operations in Mexico, partially offset by a $76.9 million upfront payment related to Nextel Brazil's roaming and RAN sharing agreements with Telefonica. We used $78.5 million and $254.8 million of cash in our operating activities during the six months ended December 31, 2015 and June 30, 2015, respectively, primarily to fund operating losses and interest expense. We used $176.3 million less cash during the six months ended December 31, 2015 compared to the six months ended June 30, 2015 primarily as a result of lower operating losses in Brazil and cash conservation efforts both in Brazil and at the corporate level. We used $628.7 million of cash in our operating activities during 2014, primarily due to operating losses, interest expense and the prepayment of certain costs associated with a roaming arrangement in Brazil.
Our investing activities provided us with $54.5 million of cash during 2016, primarily due to $81.1 million of net cash returned to us from the release of performance bonds and $27.4 million in net proceeds from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $61.3 million in cash capital expenditures and $13.2 million we paid for judicial deposits.
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
We used $347.5 million of cash in our investing activities during 2014, primarily due to $372.7 million in cash used in our discontinued operations, $326.2 million in cash capital expenditures and $119.7 million in deposits to secure certain performance bonds relating to our obligation to deploy spectrum in Brazil, partially offset by $499.2 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level.
We used $93.0 million of cash in our financing activities during 2016, primarily due to $48.4 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $42.5 million in principal payments under Nextel Brazil's local bank loans.
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
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating activities, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets.
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
Due to the impact of our recent and projected results of operations and other factors, our access to the capital markets in the near term is limited. See "— Future Outlook, Liquidity and Going Concern" for more information.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing network and the deployment of LTE in other commercial areas in Brazil;

•	payments in connection with previous spectrum purchases and ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2016. The information included in the table below reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates.

Most of the amounts included in the table below will be settled in Brazilian reais. Future events could cause actual payments to differ significantly from these amounts. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Capital leases and tower financing obligations (1)	$55,708	$88,666	$83,132	$631,216	$858,722
Operating leases (2)	126,011	215,698	179,885	203,718	725,312
Purchase obligations (3)	276,207	87,953	74,960	—	439,120
Equipment financing (4)	303,303	15,871	9,472	2,285	330,931
Bank loans (5)	269,847	20,082	—	—	289,929
Spectrum financing (6)	—	30,695	69,783	125,654	226,132
Other long-term obligations (7)	17,641	3,006	984	155,321	176,952
Total contractual commitments	$1,048,717	$461,971	$418,216	$1,118,194	$3,047,098
_______________________________________

(1)	These amounts represent principal and interest payments due under our co-location agreements, our tower financing arrangements and our sale of towers in Brazil in 2013, which are guaranteed by NIIT.

(2)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches, as well as our office facilities.

(3)
These amounts include maximum contractual purchase obligations under various agreements with our vendors, including the roaming and RAN sharing agreements that Nextel Brazil entered into with Telefonica in May 2016. See Note 9 to our consolidated financial statements for more information regarding these agreements.

(4)
These amounts include a loan agreement with the China Development Bank in Brazil to finance infrastructure equipment, which is guaranteed by NII Holdings. These amounts also include future interest payments to which we are contractually obligated in the periods in which they are due. As a result of certain events of default related to this facility, we classified the principal amount outstanding under this facility as due in less than one year. We are contractually obligated to make principal payments of $48.9 million in less than one year, $97.9 million in one to three years, $97.9 million in three to five years and the remaining $48.9 million in more than five years under this equipment financing facility.

(5)
These amounts represent principal and interest payments associated with our local bank loans in Brazil and include future interest payments to which we are contractually obligated in the periods in which they are due. Because it is unlikely that we will be able to satisfy one of the applicable financial covenants included in this loan agreement as of the next measurement date at December 31, 2017, we classified the principal amount outstanding under these local bank loans as due in less than one year. Based on foreign currency exchange rates in effect as of December 31, 2016, we are contractually obligated to make principal payments of $79.5 million in less than one year and the remaining $157.9 million in one to three years under these local bank loans.

(6)	These amounts represent principal and interest payments in connection with the signing of the license agreement related to our acquisition of 30MHz of spectrum in the 1.8 GHz band in July 2016.

(7)
These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our uncertain income tax positions.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $51.3 million for the year ended December 31, 2016, $72.6 million for the six months ended December 31, 2015, $69.2 million for the six months ended June 30, 2015 and $233.4 million for the year ended December 31, 2014. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect to continue these efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network.
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
Covenants Under Financing Agreements. As of December 31, 2016, we had $237.4 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 7 to our consolidated financial statements, we are required to meet a net debt financial covenant semiannually in connection with the agreements governing Nextel Brazil's local bank loans. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. The next measurement date for this financial covenant will be December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our consolidated balance sheet as of December 31, 2016. In addition, Nextel Brazil's local bank loans and its equipment financing facility each contain cross-acceleration provisions.
In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provide, among other things, a 120-day standstill period, effective March 2, 2017, during which time no amortization payments will be required with respect to the related loans while Nextel Brazil seeks to negotiate long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. To the extent Nextel Brazil is unable to agree on long-term amendments by July 2017, we will be required to make catch-up principal payments totaling 84.4 million Brazilian reais, or approximately $25.2 million based on current foreign currency exchange rates, followed by the resumption of the amortization schedule contained in the amended agreements.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. Based on our current outlook, we believe it is unlikely that we will satisfy the applicable financial covenants included in Nextel Brazil's equipment financing facility as of the next measurement date at December 31, 2017. As of December 31, 2016, we had $293.6 million principal amount outstanding under Nextel Brazil's equipment financing facility. As a result of the events of default described below, we have continued to classify the amount outstanding under this facility as a current liability in our consolidated balance sheet as of December 31, 2016.
In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. Nextel Brazil elected to accept the government-provided spectrum financing for the remaining amount due under this spectrum financing. In connection with the foregoing, we are in the process of securing waivers from the lender of Nextel Brazil's equipment financing facility to permit Nextel Brazil to incur and maintain this spectrum financing. In addition, we have requested waivers of an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. As a result of either of these events of default, the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable.
Future Outlook, Liquidity and Going Concern.  Our current sources of funding include $331.2 million in cash and short-term investments, $163.4 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $87.4 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative in 2017. In addition, we expect that our capital expenditures for 2017 will be at a similar level as 2016. During 2017, we are also required to pay an estimated $225.0 million for principal and interest in connection with our debt service obligations, including capital leases. As a result, we believe our current sources of funding may not be adequate to fund our business beyond the first quarter of 2018, and that we will need to obtain debt service relief from our lenders or to raise incremental capital to fund our business plan. We believe that the uncertainties relating to our business make it difficult for us to obtain new capital. Furthermore, if the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds is not fully available to us or is delayed for a significant amount of time, we would need to obtain additional funding within the next six to twelve months and significantly reduce our planned spending to further preserve our liquidity.
If we cannot obtain waivers for the existing events of default under Nextel Brazil's equipment financing facility and for the applicable financial covenants we are required to meet as of the December 31, 2017 measurement date, modify the repayment terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due. The combination of these conditions continues to raise substantial doubt about our ability to continue as a going concern.
In making the assessment of our funding needs and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	restricted cash currently held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico;

•	the future return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil;

•	expected cash flows from our operations in Brazil;

•	the timing of spectrum payments, including ongoing fees for spectrum use;

•	our anticipated level of capital expenditures;

•	our scheduled debt service obligations;

•	our other contractual obligations; and

•	cash income and other taxes.
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

In November 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standard Update, or ASU, No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides guidance regarding cash flow statement classification and presentation of changes in restricted cash. The new standard will be effective for interim and annual reporting periods beginning on January 1, 2018, with early adoption permitted. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile this total to amounts on the consolidated balance sheet and disclose the nature of the restrictions. We are currently evaluating the timing of adoption, as well as the effect ASU No. 2016-18 will have on our consolidated statement of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU No. 2016-02 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding "right-of-use" assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. The new standard allows us to make an accounting policy election not to recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We are currently evaluating the timing of adoption, as well as the effect ASU No. 2016-02 will have on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which will provide us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for interim and annual reporting periods beginning on January 1, 2018, at which point we plan to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application, with disclosure of results under the new and old standards for the first year of adoption. We are in the process of evaluating the available adoption methods.

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
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. During the years ended December 31, 2016 and 2014, as well as during the six months ended December 31, 2015 and the six months ended June 30, 2015, Nextel Brazil entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The fair values of these instruments are not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2016, approximately 30% of our consolidated principal amount of debt was fixed rate debt, and the remaining 70% of our total consolidated debt was variable rate debt.
The table below presents projected principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2016 for both our fixed and variable rate debt obligations, all of which have been determined at their fair values. See Note 3 to our consolidated financial statements for more information. Because it is unlikely that we will be able to satisfy one of the applicable financial covenants included in Nextel Brazil's local bank loans as of the next measurement date at December 31, 2017, and as a result of certain events of default related to Nextel Brazil's equipment financing facility, we classified the principal amounts outstanding under these facilities as current liabilities in our consolidated balance sheet as of December 31, 2016. The changes in the fair values of our debt obligations compared to their fair values as of December 31, 2015 reflect changes in applicable market conditions and changes in other company-specific conditions during 2016. In addition, the interest rates presented below reflect the impact of the implementation of fresh start accounting on our capital lease obligations. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our debt obligations are denominated in U.S. dollars (US$) and Brazilian reais (BRL).

	Successor Company								Predecessor Company
	Year of Maturity						2016		2015
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)
Fixed Rate (BRL)	$5,187	$4,129	$21,961	$22,836	$23,833	$144,843	$222,789	$214,164	$85,055	$85,055
Average Interest Rate	93.8%	99.2%	21.4%	23.1%	26.2%	47.3%	42.1%		74.5%
Variable Rate (US$)	$293,550	$—	$—	$—	$—	$—	$293,550	$280,893	$342,475	$340,189
Average Interest Rate	3.5%	—	—	—	—	—	3.5%		3.0%
Variable Rate (BRL)	$237,235	$—	$—	$—	$—	$—	$237,235	$221,075	$233,559	$228,606
Average Interest Rate	19.1%	—	—	—	—	—	19.1%		19.7%

Item 8.	Financial Statements and Supplementary Data
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
As of December 31, 2016, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting in Brazil, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that creates a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
We performed procedures to mitigate the impact of these deficiencies on our consolidated financial statements, including reviews and validations performed by staff at our headquarters office who were not part of the financial close process in Brazil. Based on these procedures, management believes that the consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles, and present fairly, in all material respects, the financial position, results of operations and cash flows of the Company, as of and for the periods presented.
Changes in Internal Control over Financial Reporting
Over the course of 2016, we took a number of actions to improve the control environment and risk assessment processes. Specifically, we:

•	enhanced the formal monthly processes that exist to improve communication between Nextel Brazil’s accounting function and other functional areas throughout the organization;

•	performed a redesigned and enhanced financial reporting risk assessment and mapping of key controls;

•	increased the level of accountability for performance of internal controls and for remediation of control deficiencies;

•	replaced Nextel Brazil’s controller and improved the number and quality of other key individuals within Nextel Brazil’s accounting function;

•	provided continued training to Nextel Brazil personnel on U.S. generally accepted accounting principles;

•	made design improvements to numerous process level controls including those over revenue, accounts receivable, and bad debt expense; and

•	implemented new contract and purchase order review controls.
As a result of these actions, we believe that we have remediated the control deficiencies pertaining to the previously disclosed material weakness related to an organizational structure with insufficiently trained resources where supervisory roles, responsibilities and monitoring activities were not aligned with financial reporting objectives. However, as described below, a material weakness in internal control over financial reporting continues to exist as of December 31, 2016.
In addition, we completed a financial reporting risk assessment for recent significant and unusual transactions, and as a result, we implemented or enhanced existing controls related to the completeness and accuracy of inputs to asset impairment calculations and the accounting for Nextel Brazil’s roaming and RAN sharing agreements.
These changes, as well as those discussed below, have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 due to a material weakness in Nextel Brazil’s control environment and information and communication processes. Specifically:

•
The control environment was not effective because an appropriate tone at the top was not established at Nextel Brazil, which could result in management override of internal control over financial reporting.

•
The information and communication process was not effective because we did not identify information necessary to account for leases, certain accrued liabilities and operating expenses. As a result, we did not design and operate effective process level controls over the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations for the related accounts.

The control deficiencies described above resulted in certain immaterial misstatements to the consolidated financial statements and create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis.
KPMG LLP, an independent registered public accounting firm, has expressed an adverse report in the operating effectiveness of our internal control over financial reporting as of December 31, 2016. KPMG LLP’s report appears on Page F-2 of this annual report on Form 10-K.
Plan for Remediation of Nextel Brazil’s Material Weakness
Management is committed to remediating the material weakness in Nextel Brazil's internal control over financial reporting. We have modified the reporting structure between Nextel Brazil and our corporate headquarters and provided training to senior leadership in Nextel Brazil related to Sarbanes-Oxley and other SEC rules and regulations, and we are continuing to reinforce compliance with our code of conduct. Also, we will implement controls to identify and evidence the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we expect will be held on May 24, 2017.

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. Consolidated financial statements and reports of independent registered public accounting firms filed as part of this report are listed below:

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets — As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company)	F-4
Consolidated Statements of Comprehensive (Loss) Income — For the Year Ended December 31, 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Year Ended December 31, 2014 (Predecessor Company)
F-5
Consolidated Statement of Changes in Stockholders' Equity — For the Year Ended December 31, 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Year Ended December 31, 2014 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Year Ended December 31, 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Year Ended December 31, 2014 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

(2)
Financial Statement Schedules. The following financial statement schedules are filed as part of this report. Schedules other than the schedules listed below are omitted because they are either not required or not applicable.

Page
Schedule I — Condensed Financial Information of Registrant	F-43
Schedule II — Valuation and Qualifying Accounts	F-47

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ TIMOTHY M. MULIERI
Timothy M. Mulieri Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2017.

Signature	Title

/s/ Steven M. Shindler	Chief Executive Officer and Director
Steven M. Shindler

/s/ Daniel E. Freiman	Chief Financial Officer (Principal Financial Officer)
Daniel E. Freiman

/s/ Kevin L. Beebe	Chairman of the Board of Directors
Kevin L. Beebe

/s/ James V. Continenza	Director
James V. Continenza

/s/ Howard S. Hoffmann	Director
Howard S. Hoffmann

/s/ Ricardo Knoepfelmacher	Director
Ricardo Knoepfelmacher

/s/ Christopher T. Rogers	Director
Christopher T. Rogers

/s/ Robert A. Schriesheim	Director
Robert A. Schriesheim

NII HOLDINGS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2016 (Successor Company) and December 31, 2015 (Successor Company)	F-4
Consolidated Statements of Comprehensive (Loss) Income — For the Year Ended December 31, 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months ended June 30, 2015 (Predecessor Company) and For the Year Ended December 31, 2014 (Predecessor Company)
F-5
Consolidated Statements of Stockholders' Equity — For the Year Ended December 31, 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Year Ended December 31, 2014 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Year Ended December 31, 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company), For the Six Months Ended June 30, 2015 (Predecessor Company) and For the Year Ended December 31, 2014 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8
FINANCIAL STATEMENT SCHEDULES
Schedule I — Condensed Financial Information of Registrant	F-43
Schedule II — Valuation and Qualifying Accounts	F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NII Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015 (Successor), and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016 (Successor), for the six month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2016 (Successor), for the six month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company believes that if it cannot obtain waivers for the existing events of default under Nextel Brazil's equipment financing facility and for the applicable financial covenants it is required to meet as of the December 31, 2017 measurement date, modify the repayment terms on its loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of certain escrowed funds as anticipated in its business plan, the Company’s results of operations and liquidity would be negatively impacted, and the Company may be unable to settle its obligations as they come due. The combination of these conditions continues to raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 3 to the consolidated financial statements, on June 26, 2015, the Company satisfied the conditions to emerge from Chapter 11 bankruptcy proceedings. Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 2016 (Successor) and for the six month period ended June 30, 2015 (Successor) have been prepared in accordance with Accounting Standards Codification Topic 852, Reorganizations. The Company applied fresh-start reporting as of June 30, 2015 and recognized net assets at fair value, resulting in a lack of comparability with the consolidated financial statements of the Predecessor.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NII Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NII Holdings, Inc.:

We have audited NII Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NII Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective tone at the top at Nextel Brazil which could result in management override of internal control over financial reporting and an ineffective information and communication process related to the identification of information necessary to account for leases, certain accrued liabilities and operating expenses resulting in ineffective process-level controls over the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations for the related accounts was identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NII Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015 (Successor), and the related statements of comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year ended December 31, 2016 (Successor), for the six month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor). The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 9, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, NII Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
McLean, Virginia
March 9, 2017

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	Successor Company
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$257,380	$342,184
Short-term investments	73,859	84,317
Accounts receivable, net of allowance for doubtful accounts of $54,221 and $39,033	153,806	144,629
Handset and accessory inventory	8,295	24,358
Prepaid expenses and other	280,145	132,534
Total current assets	773,485	728,022
Property, plant and equipment, net	129,475	555,023
Intangible assets, net	243,681	892,622
Other assets	271,868	554,241
Total assets	$1,418,509	$2,729,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,186	$43,765
Accrued expenses and other	271,899	268,858
Deferred revenues	11,614	10,386
Current portion of long-term debt	540,474	582,420
Total current liabilities	893,173	905,429
Long-term debt	215,842	82,647
Other long-term liabilities	143,472	197,837
Total liabilities	1,252,487	1,185,913
Commitments and contingencies (Note 9)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,258 shares issued and outstanding — 2016, 100,001 shares issued and outstanding — 2015	100	100
Paid-in capital	2,076,612	2,070,497
Accumulated deficit	(1,834,756)	(280,883)
Accumulated other comprehensive loss	(75,934)	(245,719)
Total stockholders’ equity	166,022	1,543,995
Total liabilities and stockholders’ equity	$1,418,509	$2,729,908

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Operating revenues
Service and other revenues	$963,209	$501,130	$643,904	$1,691,849
Handset and accessory revenues	21,837	28,304	39,807	157,105
	985,046	529,434	683,711	1,848,954
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	364,648	212,852	256,085	692,601
Cost of handsets and accessories	29,273	46,904	121,143	415,450
Selling, general and administrative	560,760	311,703	419,699	997,735
Impairment, restructuring and other charges	1,384,811	32,308	36,792	105,664
Depreciation	135,429	64,108	126,789	340,159
Amortization	36,954	21,256	27,089	53,902
	2,511,875	689,131	987,597	2,605,511
Operating loss	(1,526,829)	(159,697)	(303,886)	(756,557)
Other (expense) income
Interest expense, net	(113,732)	(55,563)	(82,820)	(372,904)
Interest income	37,689	17,200	15,327	38,345
Foreign currency transaction gains (losses), net	76,615	(99,737)	(63,948)	(51,149)
Other expense, net	(9,711)	(1,176)	(137)	(5,829)
	(9,139)	(139,276)	(131,578)	(391,537)
Loss from continuing operations before reorganization items and income tax benefit (provision)	(1,535,968)	(298,973)	(435,464)	(1,148,094)
Reorganization items (Note 3)	(803)	1,467	1,956,874	(71,601)
Income tax benefit (provision) (Note 11)	2,892	5,015	(2,009)	(4,976)
Net (loss) income from continuing operations	(1,533,879)	(292,491)	1,519,401	(1,224,671)
(Loss) income from discontinued operations, net of income taxes (Note 6)	(19,994)	11,608	221,114	(733,027)
Net (loss) income	$(1,553,873)	$(280,883)	$1,740,515	$(1,957,698)

Net (loss) income from continuing operations per common share, basic	$(15.32)	$(2.93)	$8.73	$(7.11)
Net (loss) income from discontinued operations per common share, basic	(0.20)	0.12	1.27	(4.25)
Net (loss) income per common share, basic	$(15.52)	$(2.81)	$10.00	$(11.36)

Net (loss) income from continuing operations per common share, diluted	$(15.32)	$(2.93)	$8.71	$(7.11)
Net (loss) income from discontinued operations per common share, diluted	(0.20)	0.12	1.27	(4.25)
Net (loss) income per common share, diluted	$(15.52)	$(2.81)	$9.98	$(11.36)

Weighted average number of common shares outstanding, basic	100,098	100,000	172,363	172,283

Weighted average number of common shares outstanding, diluted	100,098	100,000	172,691	172,283

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$169,785	$(248,781)	$(205,899)	$(340,847)
Reclassification adjustment for sale of Nextel Argentina, Nextel Mexico and Nextel Chile (Note 6)	—	(1,672)	421,953	(33,885)
Other	—	4,734	2,956	(544)
Other comprehensive income (loss)	169,785	(245,719)	219,010	(375,276)
Net (loss) income	(1,553,873)	(280,883)	1,740,515	(1,957,698)
Total comprehensive (loss) income	$(1,384,088)	$(526,602)	$1,959,525	$(2,332,974)
The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014 — Predecessor Company	172,105	$172	$1,504,258	$(192,966)	$(956,077)	$355,387
Net loss	—	—	—	(1,957,698)	—	(1,957,698)
Other comprehensive loss	—	—	—	—	(375,276)	(375,276)
Share-based compensation activity	258	—	12,823	—	—	12,823
Balance, December 31, 2014 — Predecessor Company	172,363	172	1,517,081	(2,150,664)	(1,331,353)	(1,964,764)
Net income	—	—	—	1,740,515	—	1,740,515
Other comprehensive income	—	—	—	—	219,010	219,010
Share-based compensation activity	—	—	5,239	—	—	5,239
Balance, June 30, 2015 — Predecessor Company	172,363	172	1,522,320	(410,149)	(1,112,343)	—
Elimination of Predecessor Company's equity	(172,363)	(172)	(1,522,320)	410,149	1,112,343	—
Issuance of Successor Company's common stock	100,000	100	2,067,565	—	—	2,067,665
Balance, July 1, 2015 — Successor Company	100,000	100	2,067,565	—	—	2,067,665
Net loss	—	—	—	(280,883)	—	(280,883)
Other comprehensive loss	—	—	—	—	(245,719)	(245,719)
Share-based compensation activity	1	—	2,932	—	—	2,932
Balance, December 31, 2015 — Successor Company	100,001	100	2,070,497	(280,883)	(245,719)	1,543,995
Net loss	—	—	—	(1,553,873)	—	(1,553,873)
Other comprehensive income	—	—	—	—	169,785	169,785
Share-based compensation activity	257	—	6,115	—	—	6,115
Balance, December 31, 2016 — Successor Company	100,258	$100	$2,076,612	$(1,834,756)	$(75,934)	$166,022

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,553,873)	$(280,883)	$1,740,515	$(1,957,698)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations	19,994	(11,608)	(221,114)	733,027
Amortization of debt (premiums) discounts and financing costs	(4,570)	181	18,753	14,889
Depreciation and amortization	172,383	85,364	153,878	394,061
Provision for losses on accounts receivable	77,883	32,279	65,396	57,418
Provision for inventory obsolescence	1,731	2,156	—	29,308
Foreign currency transaction (gains) losses, net	(76,615)	99,737	63,948	51,149
Impairment charges, restructuring charges and losses on disposal of fixed assets	1,352,667	13,354	31,471	79,929
Deferred income tax (benefit) provision	(3,183)	(2,513)	905	2,052
Share-based compensation expense	6,076	2,923	5,239	10,041
Reorganization items in connection with emergence from Chapter 11	—	—	(1,775,787)	54,851
Fresh start adjustments, net	—	—	(248,709)	—
Other, net	1,898	(3,829)	(11,083)	(9,560)
Changes in assets and liabilities:
Accounts receivable	(58,951)	(38,756)	(35,013)	(73,430)
Prepaid value-added taxes	15,894	9,311	50,564	(72,657)
Handset and accessory inventory	17,273	13,940	7,513	(32,963)
Prepaid expenses and other	8,903	(21,027)	(26,688)	(18,426)
Other long-term assets	(41,447)	20,981	47,253	(136,056)
Accrued value-added taxes	(7,565)	(285)	(7,941)	(1,772)
Other long-term liabilities	41,851	23,876	(32,819)	(534)
Accounts payable, accrued expenses and other	(15,554)	(46,674)	18,565	281,919
Total operating cash used in continuing operations	(45,205)	(101,473)	(155,154)	(594,452)
Total operating cash provided by (used in) discontinued operations	—	22,988	(99,603)	(34,264)
Net cash used in operating activities	(45,205)	(78,485)	(254,757)	(628,716)
Cash flows from investing activities:
Capital expenditures	(61,291)	(76,630)	(88,485)	(326,246)
Purchases of investments	(1,075,119)	(558,883)	(757,714)	(1,593,250)
Proceeds from sales of investments	1,102,492	575,838	756,546	2,092,459
Purchase of licenses	(16,936)	(4,018)	(5,391)	(31,861)
Costs related to sale of towers, net	—	—	—	(15,517)
Change in restricted cash and other deposits	67,894	(51,235)	(57,074)	(132,080)
Proceeds from sale of corporate aircraft	—	—	—	32,390
Other, net	(2,243)	4,697	3,501	(782)
Total investing cash provided by (used in) continuing operations	14,797	(110,231)	(148,617)	25,113
Total investing cash provided by (used in) discontinued operations	39,653	109,255	1,176,438	(372,651)
Net cash provided by (used in) investing activities	54,450	(976)	1,027,821	(347,538)
Cash flows from financing activities:
Repayments under equipment financing facility and local bank loans	(90,843)	(24,452)	(124)	(54,067)
Repayments under capital leases and other	(2,161)	(616)	(1,884)	(53,032)
Claims paid to senior noteholders	—	—	(745,221)	—
Net proceeds from debtor-in-possession loan	—	—	340,375	—
Repayment of debtor-in-possession loan	—	—	(340,375)	—
Borrowings under equipment financing facilities and other	—	—	—	14,590
Other, net	—	—	(4,291)	(396)
Total financing cash used in continuing operations	(93,004)	(25,068)	(751,520)	(92,905)
Total financing cash used in discontinued operations	—	—	(26,711)	(35,367)
Net cash used in financing activities	(93,004)	(25,068)	(778,231)	(128,272)
Effect of exchange rate changes on cash and cash equivalents	(1,045)	916	(9,152)	(55,657)
Change in cash and cash equivalents related to discontinued operations	—	22,662	103,260	346,695
Net (decrease) increase in cash and cash equivalents	(84,804)	(80,951)	88,941	(813,488)
Cash and cash equivalents, beginning of period	342,184	423,135	334,194	1,147,682
Cash and cash equivalents, end of period	$257,380	$342,184	$423,135	$334,194
The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations

Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Our consolidated results from continuing operations in this annual report on Form 10-K include the results of operations of Nextel Brazil and our corporate headquarters. We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where we believe there is a concentration of Brazil's business users and economic activity, including primarily Rio de Janeiro and São Paulo.
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
We also offer long-term evolution, or LTE, services in Rio de Janeiro, and starting in December 2016, in São Paulo, and we continue to provide services on our legacy iDEN network throughout various regions in Brazil. Our transition to standards-based technologies such as WCDMA also gives us more flexibility to offer customers the option of purchasing services by acquiring the subscriber identity module, or SIM, cards from us separately, and by providing the customer with the option to use the SIM cards in one or more devices that they acquire from us or from other sources.
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
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016, we determined that an error existed in our previously issued financial statements. Specifically, selling, general and administrative expenses for the six months ended December 31, 2015 were understated by $6.9 million as the result of a failure to properly accrue expenses for services Nextel Brazil received under a management consulting services arrangement. We evaluated this error under the SEC's authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we determined that the impact of this error on our prior period consolidated financial statements is immaterial. However, since the correction of this error in the first quarter of 2016 would have been material to our results of operations for the three months ended March 31, 2016, we revised our prior period financial statements herein to correct this error.
As a result of the correction of this error, as of December 31, 2015, accrued expenses and other increased by $6.8 million, accumulated deficit increased by $6.9 million and accumulated other comprehensive loss decreased by $0.1 million. For the six months ended December 31, 2015, this error resulted in a $6.9 million increase to selling, general and administrative expenses,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Over the course of the last year, we have implemented changes in our business to better align our organization and costs with our available sources of funding, as well as to respond to the impact of the current and expected economic and competitive conditions in Brazil. These changes have included changes to our leadership team; improvements to our operations; and the implementation of cost savings measures, spending reductions and headcount reductions. As a result of these changes, we reduced the amount of cash used in our operating activities for the year ended December 31, 2016 compared to the combined period ended December 31, 2015.
Our current sources of funding include $331.2 million of cash and short-term investments, $163.4 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $87.4 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil.
Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative in 2017. In addition, we expect that our capital expenditures for 2017 will be at a similar level as 2016. During 2017, we are also required to pay an estimated $225.0 million for principal and interest in connection with our debt service obligations, including capital leases. As a result, we believe our current sources of funding may not be adequate to fund our business beyond the first quarter of 2018, and that we will need to obtain debt service relief from our lenders or to raise incremental capital to fund our business plan. Furthermore, if the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds is not fully available to us or is delayed for a significant amount of time, we would need to obtain additional funding within the next six to twelve months and significantly reduce our planned spending to further preserve our liquidity. If we cannot reach an agreement with our lenders to modify the terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due.
In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. The next measurement date for this financial covenant will be December 31, 2017. Likewise, in connection with the agreement and related amendments governing Nextel Brazil's equipment financing facility, we are required to meet certain financial covenants semiannually beginning on December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in both of Nextel Brazil's local bank loans and in its equipment financing facility as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. In addition, these loan agreements contain cross-acceleration provisions. As of December 31, 2016, we had $237.4 million principal amount outstanding under Nextel Brazil's local bank loans and $293.6 million principal amount outstanding under Nextel Brazil's equipment financing facility. See Note 7 for more information.
In addition, in December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. Nextel Brazil elected to accept the government-provided spectrum financing for the remaining amount due under this spectrum financing. In connection with the foregoing, we are in the process of securing waivers from the lender of Nextel Brazil's equipment financing facility to permit Nextel Brazil to incur and maintain this spectrum financing. In addition, we have requested waivers of an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. As

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a result of either of these events of default, the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable.
If we cannot obtain waivers for the existing events of default under Nextel Brazil's equipment financing facility and for the applicable financial covenants we are required to meet as of the December 31, 2017 measurement date, modify the repayment terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due. The combination of these conditions continues to raise substantial doubt about our ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

Reorganization Accounting. In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the "Successor Company" relate to NII Holdings on or subsequent to June 30, 2015. References to the "Predecessor Company" relate to NII Holdings prior to June 30, 2015. See Note 3 for more information regarding the implementation of fresh start accounting.
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
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil. Political, financial and economic developments in Brazil could impact the recoverability of our assets. Regulatory entities in Brazil regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in Brazil could adversely affect our business. In addition, as of December 31, 2016, 71% of our total assets were owned by Nextel Brazil. Political, financial and economic developments in Brazil could impact the recoverability of our assets.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments.  We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in net other expense in our consolidated statement of comprehensive (loss) income. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. As of December 31, 2016, the time deposits we held were not material. As of December 31, 2015, we had $9.3 million in time deposits. See Note 8 for additional information.
Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or their net realizable value. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of handsets and accessories. Inventory cost includes amounts associated with non-income based taxes.
We analyze the net realizable value of handset and accessory inventory on a periodic basis. This analysis includes an assessment of the obsolescence of individual devices, our sales forecasts and other factors. For the year ended December 31, 2016, we recorded losses related to inventory obsolescence of $1.7 million. In addition, for the six months ended December 31, 2015 and for the year ended December 31, 2014, we recorded losses related to inventory obsolescence of $2.2 million and $29.3 million, respectively. We did not record any losses related to inventory obsolescence during the six months ended June 30, 2015.
Property, Plant and Equipment.  We record property, plant and equipment, including improvements that extend useful lives or enhance functionality, at cost, while we charge maintenance and repairs to expense as incurred.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, in connection with the implementation of fresh start accounting, we adjusted our AROs to their estimated fair value.
As of December 31, 2016 and 2015, our asset retirement obligations were as follows (in thousands):

Balance, January 1, 2015 — Predecessor Company	19,177
New asset retirement obligations	350
Accretion	1,321
Settlement of asset retirement obligations	(168)
Foreign currency translation and other	(2,011)
Balance, June 30, 2015 — Predecessor Company	18,669
Fresh start adjustments	5,024
Balance, July 1, 2015 — Successor Company	23,693
New asset retirement obligations	547
Accretion	1,688
Settlement of asset retirement obligations	(1,337)
Foreign currency translation and other	(4,949)
Balance, December 31, 2015 — Successor Company	19,642
New asset retirement obligations	198
Change in assumptions	(1,619)
Accretion	2,552
Settlement of asset retirement obligations	(441)
Foreign currency translation and other	7,274
Balance, December 31, 2016 — Successor Company	$27,606
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
Intangible Assets.  Prior to our emergence from Chapter 11, intangible assets primarily consisted of our telecommunications licenses. We amortize our intangible assets using the straight-line method over the estimated benefit period. As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we recorded our intangible assets, which consisted of our telecommunications licenses, our exclusive right to use the Nextel tradename in Brazil and our customer relationships, at their estimated fair values. We calculate amortization on our licenses using the straight-line method based on an estimated useful life of 26 to 30 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years.
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
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the year ended December 31, 2016, we recognized $46.9 million in revenue-based taxes and other excise taxes. For the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $30.9 million and $39.0 million in revenue-based taxes and other excise taxes, respectively. For the year ended December 31, 2014, we recognized $101.0 million in revenue-based taxes and other excise taxes.
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
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $30.9 million for the year ended December 31, 2016. We recognized $21.6 million in advertising costs during the six months ended December 31, 2015 and $28.7 million during the six months ended June 30, 2015, respectively. We recognized $88.7 million in advertising costs during the year ended December 31, 2014.
Share-Based Compensation.  We measure and recognize compensation expense for all share-based compensation awards based on estimated fair values. We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for stock compensation. Under that guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award when settled in shares, and is recognized over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. See Note 12 for more information.
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
As presented for the year ended December 31, 2016, we did not include 3.5 million stock options and 0.8 million in restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. As presented for the six months ended December 31, 2015 and the six months ended June 30, 2015, we did not include 2.2 million and 4.8 million stock options, respectively, in our calculation of diluted net (loss) income from continuing operations per common share because their effect would have been antidilutive. In addition, for the six months ended December

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2015, we did not include an immaterial amount of restricted common shares in our calculation of diluted net (loss) income from continuing operations per common share because their effect would have been antidilutive. As presented for the year ended December 31, 2014, we did not include 5.4 million stock options and 0.9 million in restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive to our net loss from continuing operations per common share for that period.
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
New Accounting Pronouncements.  In November 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standard Update, or ASU, No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance regarding cash flow statement classification and presentation of changes in restricted cash. The new standard will be effective for interim and annual reporting periods beginning on January 1, 2018, with early adoption permitted. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile this total to amounts on the consolidated balance sheet and disclose the nature of the restrictions. We are currently evaluating the timing of adoption, as well as the effect ASU No. 2016-18 will have on our consolidated statement of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU No. 2016-02 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding "right-of-use" assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. The new standard allows us to make an accounting policy election not to recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We are currently evaluating the timing of adoption, as well as the effect ASU No. 2016-02 will have on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which will provide us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for interim and annual reporting periods beginning on January 1, 2018, at which point we plan to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application, with disclosure of results under the new and old standards for the first year of adoption. We are in the process of evaluating the available adoption methods.

3.    Emergence from Chapter 11 Proceedings and Fresh Start Accounting

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items.

The components of our reorganization items were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31, 2016	December 31, 2015	June 30, 2015	December 31, 2014
Gain on settlement of liabilities subject to compromise	$—	$—	$1,775,787	$—
Net gain on fresh start fair value adjustments	—	—	261,772	—
Reorganization-related professional fees and other costs	(803)	1,467	(80,685)	(71,601)
Total reorganization items	$(803)	$1,467	$1,956,874	$(71,601)

4.    Impairment, Restructuring and Other Charges

Long-Lived Asset Impairment.

During 2016, we reviewed our Nextel Brazil segment for potential impairment. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties. Taking into consideration the current macroeconomic conditions in Brazil, our history of operating losses and the available sources of capital to fund our business plan, we currently believe that the most likely outcome for the future of our business is the sale of Nextel Brazil. We compared the carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability-weighted and took into consideration our ability to obtain capital necessary to fund our business plan. In addition, we assumed that the proceeds from any potential sale of Nextel Brazil would be significantly less than its carrying value. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable.

As a result, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach. While we may ultimately complete a sale with a third party that is valued at more or less than our current market value, we estimated the fair value of our equity based on our market capitalization and combined it with the fair value of our outstanding debt obligations to determine the impairment charge. See Note 8 for more information on our estimate of the fair value of our debt obligations. We allocated the non-cash asset impairment charge first to reduce the $36.8 million carrying value of our trademark intangible asset to zero, and the remainder between property, plant and equipment and spectrum licenses on a pro rata basis.

Other Asset Impairments.

During 2016, Nextel Brazil recognized $11.0 million, in non-cash asset impairment charges primarily related to the abandonment of certain transmitter and receiver sites that are no longer required in its business.

During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $12.6 million and $31.1 million in non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of transmitter and receiver sites that are no longer required in Nextel Brazil's business, retail store closures related to the realignment of distribution channels in Brazil and the discontinuation of certain information technology projects in Brazil and at the corporate level.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, Nextel Brazil recognized $21.9 million in non-cash asset impairment charges, the majority of which related to the shutdown or abandonment of transmitter and receiver sites and retail store closures related to the realignment of its distribution channels.
Restructuring Charges.

During the fourth quarter of 2016, in connection with the radio access network, or RAN, sharing agreement Nextel Brazil entered into in May 2016, we negotiated the early termination of certain leases with one of Nextel Brazil's tower operators. As a result, we recorded $21.4 million in restructuring costs in the fourth quarter of 2016 related to the early termination of leases for approximately 600 transmitter and receiver sites. We expect these costs to be disbursed over the next eight years. See Note 9 for more information related to this RAN sharing agreement.

During 2016, we recognized $3.2 million in severance and other related costs at the corporate level. In addition, during 2016, Nextel Brazil recognized $10.8 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in its business and certain office closures.

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
During 2013, we restructured and amended an existing network outsourcing agreement. In 2014, we settled certain refund claims related to this outsourcing agreement, which resulted in a restructuring benefit of $3.2 million.
During 2014, we recognized a $4.5 million charge related to the cessation of our utilization of certain network services in Brazil.
Total impairment, restructuring and other charges were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Brazil	$1,340,610	$23,968	$28,072	$42,271
Corporate	44,201	8,340	8,720	63,393
Total impairment, restructuring and other charges	$1,384,811	$32,308	$36,792	$105,664
In addition, as of December 31, 2016, the total of our accrued restructuring charges was as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance, January 1, 2016 — Successor Company	$16,859
Restructuring and other charges	35,358
Cash payments	(30,569)
Foreign currency translation adjustment	2,455
Balance, December 31, 2016 — Successor Company	$24,103

5.    Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other are as follows:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Cash in escrow	$163,435	$6,000
Cash collateral related to performance bonds	30,928	47,450
Value-added taxes	29,829	33,467
Prepayment for roaming and RAN sharing agreements	27,731	20,556
Other prepaid assets	23,020	11,934
Other current assets	5,202	13,127
	$280,145	$132,534

Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Land	$675	$2,655
Building and leasehold improvements	1,489	11,765
Network equipment, communication towers and network software	95,298	492,814
Software, office equipment, furniture and fixtures and other	10,952	65,747
Less: Accumulated depreciation and amortization	—	(59,987)
	108,414	512,994
Construction in progress	21,061	42,029
	$129,475	$555,023

See Note 4 for more information regarding the impairment of property, plant and equipment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets, Net.
Our intangible assets, net include the following:

		Successor Company
		December 31, 2016			December 31, 2015
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in thousands)
Amortizable intangible assets:
Licenses	26	$226,426	$—	$226,426	$850,818	$(16,314)	$834,504
Tradename	26	—	—	—	38,700	(744)	37,956
Customer relationships	4	17,255	—	17,255	23,042	(2,880)	20,162
		$243,681	$—	$243,681	$912,560	$(19,938)	$892,622

See Note 4 for more information regarding the impairment of intangible assets. In addition, the weighted average useful lives of the intangible assets we acquired during the year ended December 31, 2016 was 30 years.
Based on the carrying amount of our intangible assets as of December 31, 2016 and current exchange rates, we estimate amortization expense for each of the next five years to be as follows (in thousands):

Years	Estimated Amortization Expense
2017	$15,922
2018	15,922
2019	12,471
2020	9,020
2021	9,020
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.
Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Contingencies	$54,260	$49,507
Network system and information technology	50,286	32,079
Payroll related items and commissions	45,187	31,734
Non-income based taxes	28,158	33,097
Capital expenditures	17,514	25,182
Other	76,494	97,259
	$271,899	$268,858

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets.
The components of our other long-term assets are as follows:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Restricted cash	$85,123	$275,235
Cash collateral related to performance bonds	56,523	94,236
Prepayment for roaming and RAN sharing agreements	37,433	—
Equity interest in Nextel Argentina	—	108,148
Other	92,789	76,622
	$271,868	$554,241
Restricted Cash.
The components of our restricted cash are as follows:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Cash in escrow — Nextel Mexico sale	$163,435	$186,593
Brazil judicial deposits	85,123	54,289
Cash in escrow — Nextel Peru sale	—	34,353
Cash in escrow — Nextel Argentina sale	—	6,000
	$248,558	$281,235
Accumulated Other Comprehensive Loss.  As of December 31, 2016 and 2015, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of December 31, 2016 and 2015, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information.

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$61,291	$76,630	$88,485	$326,246
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(9,984)	(4,018)	(19,282)	(92,884)
	$51,307	$72,612	$69,203	$233,362
Interest costs
Interest expense, net	$113,732	$55,563	$82,820	$372,904
Interest capitalized	283	2,142	2,556	27,712
	$114,015	$57,705	$85,376	$400,616

Cash paid for interest, net of amounts capitalized	$105,636	$59,914	$65,598	$261,161
In connection with the completion of the sale of Nextel Argentina to Grupo Clarin in January 2016, the promissory note that was initially issued in connection with this transaction was canceled. See Note 6 for more information. In addition, as of December 31, 2016, we recorded $125.7 million as a component of long-term debt on our consolidated balance sheet in connection with the signing of the license agreement related to our acquisition of 30MHz of spectrum in the 1.8 GHz band in July 2016. Other than these two transactions, we did not have any significant non-cash investing or financing activities during the year ended December 31, 2016.
For the six months ended December 31, 2015, we had $25.0 million in non-cash investing activities, representing U.S. treasury notes that we received and cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Argentina. For the six months ended June 30, 2015, we had the following non-cash investing and financing activities:

•
$2,067.7 million in Successor Company common stock that we issued in partial satisfaction of certain claims that were settled in connection with our emergence from Chapter 11 (see Note 3 for more information); and

•	$187.5 million in restricted cash that we received, which represents cash placed in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico.
For the year ended December 31, 2014, we had $170.9 million, in non-cash financing activities, primarily related to the short-term financing of imported handsets and infrastructure in Brazil and co-location capital lease obligations on our communication towers in Brazil.

6.    Discontinued Operations

Sale of Nextel Argentina. On September 11, 2015, NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., both of which are indirect subsidiaries of NII Holdings, entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. We received the remaining cash consideration in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliates immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds. In the second half of 2016,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5.4 million in escrow was released to us, and we entered into a mutual release agreement with Grupo Clarin for all current and future claims. As a result, we have no further obligations in connection with this transaction.

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds from this sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified purchase price adjustments. As of December 31, 2016, we paid $4.2 million out of escrow to settle an indemnification claim, and in exchange, New Cingular Wireless released $20.0 million of the escrow to us. As of December 31, 2016, $163.4 million remained in escrow. To the extent there are no outstanding claims, we expect the remaining amount held in escrow will be released to us in early May 2017. If any new claims are submitted in the future, the amount and timing of the release of the remaining funds in escrow could be impacted.

We are currently subject to various ongoing tax audits by the federal tax authorities in Mexico related to certain years prior to the sale of Nextel Mexico for which we have indemnified New Cingular Wireless. To date, we have received one assessment in the amount of $10.0 million that we are vigorously disputing through an administrative appeals process. In addition, as of December 31, 2016, we accrued $2.9 million related to certain of the preliminary findings by the federal tax authorities in Mexico. We currently estimate the range of reasonably possible losses, excluding penalties and interest, related to these preliminary findings, for which we have not accrued liabilities as they are not deemed probable, to be between zero and approximately $60.0 million.

Sale of Nextel Chile. In August 2014, our wholly-owned subsidiaries NII Mercosur Telecom, S.L., NII Mercosur Moviles, S.L. and NII International Telecom S.C.A. completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel Chile S.A., or Nextel Chile, to Fucata, S.A., a venture comprised of Grupo Veintitres and Optimum Advisors, for a de minimus amount.

Sale of Nextel Peru. In August 2013, our wholly-owned subsidiaries NII Mercosur Telecom, S.L. and NII Mercosur Moviles, S.L., completed the sale of all of the outstanding equity interests of our wholly-owned subsidiary, Nextel del Peru, S.A., or Nextel Peru, to Empresa Nacional de Telecomunicaciones S.A. and one of its subsidiaries, Entel Inversiones, S.A., which we refer to collectively as Entel. In connection with this sale, $50.0 million was placed in escrow. Through December 31, 2015, we paid $15.6 million in response to certain claims. In December 2016, we paid $17.3 million out of the escrow account to settle all outstanding claims with Entel, and the remaining $17.1 million in escrow was released to us. As a result, Entel released us from all current and future indemnification obligations, and we have no further obligations in connection with this transaction.

In connection with the sale of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru, we have reported the results of these operating companies as discontinued operations in this annual report on Form 10-K. Accordingly, we reclassified the results of operations for these former operating companies as discontinued operations for all periods presented. Unless otherwise noted, amounts included in these notes to our consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Operating revenues	$—	$75,450	$599,038	$1,878,362
Operating expenses	—	(60,863)	(675,245)	(2,423,218)
Other income (expense), net	—	1,159	(49,974)	(148,641)
Income (loss) before income tax provision	—	15,746	(126,181)	(693,497)
Income tax provision	—	(4,770)	(8,065)	(69,115)
	—	10,976	(134,246)	(762,612)
(Loss) income on disposal of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru	(19,994)	632	355,360	29,585
(Loss) income from discontinued operations, net of income taxes	$(19,994)	$11,608	$221,114	$(733,027)

7.    Debt

In connection with the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans do not represent the outstanding principal balances. See Note 3 for more information. The components of our debt are as follows:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Brazil equipment financing	$291,597	$339,850
Brazil bank loans	242,076	240,396
Brazil spectrum financing	125,684	—
Brazil capital lease and tower financing obligations	96,722	84,295
Other	237	526
Total debt	756,316	665,067
Less: current portion	(540,474)	(582,420)
	$215,842	$82,647

Brazil Equipment Financing Facility. In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil was able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network. A portion of this financing has a floating interest rate based on LIBOR plus 2.90% (4.22% and 3.75% as of December 31, 2016 and 2015, respectively), and the remainder has a floating interest rate based on LIBOR plus 1.80% (3.12% and 2.65% as of December 31, 2016 and 2015, respectively). This financing is guaranteed by NII Holdings. In addition, the terms of this financing may limit Nextel Brazil's ability to pay dividends and other upstream payments. Loans under this agreement have a three-year borrowing period, a seven-year repayment term that began in August 2015 and a final maturity of June 2022. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing facility are pledged as collateral.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. Based on our current outlook,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in Nextel Brazil's equipment financing facility as of the next measurement date at December 31, 2017.
In connection with our acceptance of the government-provided spectrum financing discussed below, we are in the process of securing waivers from the lender of Nextel Brazil's equipment financing facility to permit Nextel Brazil to incur and maintain this spectrum financing. In addition, we have requested waivers of an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. As a result of either of these events of default, the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable. Because of these events of default, we have continued to classify the amount outstanding under this facility as a current liability in our consolidated balance sheet as of December 31, 2016. As of December 31, 2016, we had $293.6 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this facility.

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
In February 2015, Nextel Brazil and the lenders providing the local bank loans entered into standstill agreements under which the lenders agreed that they would not seek remedies under the provisions of the agreements related to Nextel Brazil's failure to satisfy the financial covenants in the loan agreements in the period before September 15, 2015 and that further principal repayment obligations due between the signing date and September 15, 2015 would be suspended. In addition, the standstill agreements formally committed the lenders to sign further amendments to the terms of the local bank loans. Among other things, the amendments revised the financial covenants and principal repayment schedule for the loans, granted the lenders a security interest over amounts held in certain collection accounts maintained with each lender and increased the interest margin on the loans from approximately 115% of the local Brazilian borrowing rate to approximately 140% of this local rate. Certain of these amendments were implemented in connection with the standstill agreements and the remainder became effective in connection with our emergence from Chapter 11 proceedings. Subsequent to the amendments, both of these loan agreements have floating interest rates equal to 139.54% of the local Brazilian borrowing rate (19.05% and 19.74% as of December 31, 2016 and 2015, respectively), have monthly repayment terms that began in June 2016 and a final maturity of October 2019.
The amendments provided for a "covenant holiday" through December 31, 2015, during which time we were not required to comply with the financial covenants outlined in Nextel Brazil's local bank loan agreements. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. Starting on December 31, 2017, and on each six-month anniversary thereafter, Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 2.5. In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provide, among other things, a 120-day standstill period, effective March 2, 2017, during which time no amortization payments will be required with respect to the related loans while Nextel Brazil seeks to negotiate long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. To the extent Nextel Brazil is unable to agree on long-term amendments by July 2017, we will be required to make catch-up principal payments totaling 84.4 million Brazilian reais, or approximately $25.2 million based on current foreign currency exchange rates, followed by the resumption of the amortization schedule contained in the amended agreements.

Based on our current outlook, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our consolidated balance sheet as of December 31, 2016. As of December 31, 2016, we had $237.4 million principal amount outstanding under Nextel Brazil's local bank loans.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brazil Spectrum Financing. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. The spectrum license has an initial term of 15 years with an optional 15-year renewal period. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. The remaining 409.5 million Brazilian reais, or approximately $122.2 million based on current foreign currency exchange rates, plus accrued interest of 1% per month and annual inflationary adjustments, is due in six annual installments, beginning in July 2019. Nextel Brazil elected to accept the government-provided spectrum financing for the remaining amount due under this spectrum financing.
Capital Leases and Tower Financing Obligations.
2013 Tower Transactions. In December 2013, Nextel Brazil sold 1,940 communication towers for proceeds based on foreign currency exchange rates at the time of $348.0 million, subject to purchase price adjustments and guaranteed by NIIT, which is a wholly-owned subsidiary of NII Holdings. Nextel Brazil also sold 103 towers for proceeds of $18.6 million in June 2014, subject to purchase price adjustments and guaranteed by NIIT. In October 2014, upon the finalization of the purchase price adjustments, Nextel Brazil completed the sale of all of these towers and began accounting for this transaction as a sale-leaseback. As a result, Nextel Brazil recognized an immaterial loss on the sale of the towers as a component of operating income in the fourth quarter of 2014.
Site-Related Capital Lease Obligations. We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space.
Tower Financing Obligations.  From 2002 to 2008, we sold and subsequently leased back space on certain transmitter and receiver sites in Brazil. Due to our continuing involvement with these properties, we account for these transactions as financing arrangements. As a result, we did not recognize any gains from the sales of these towers under these arrangements, and we maintain the tower assets on our consolidated balance sheets. In addition, we recognized the proceeds received as financing obligations. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to the owner of the site as other operating revenues because of our continuing involvement with the tower assets. During the years ended December 31, 2016 and 2014, we recognized $7.7 million and $19.8 million, respectively, in other operating revenues related to these co-location lease arrangements. During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $3.6 million and $7.8 million in other operating revenues, respectively, related to these arrangements.
Debt Maturities.
Because it is unlikely that we will be able to satisfy one of the applicable financial covenants in Nextel Brazil's local bank loans as of the next measurement date at December 31, 2017, and as a result of certain events of default related to Nextel Brazil's equipment financing facility, we classified the principal amounts outstanding under these facilities as due in 2017 for purposes of the table below. For the years subsequent to December 31, 2016, scheduled annual maturities of all debt outstanding are as follows (in thousands):

Year	Principal Repayments
2017	$535,972
2018	4,129
2019	21,961
2020	22,836
2021	23,833
Thereafter	144,843
Total	$753,574

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Available-for-Sale Securities.

As of December 31, 2016 and 2015, available-for-sale securities held by Nextel Brazil included $73.8 million and $56.2 million, respectively, in investment funds. As of December 31, 2015, available-for-sale securities held by Brazil also included $9.3 million in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the year ended December 31, 2016, the six months ended December 31, 2015 and the six months ended June 30, 2015, as well as during the year ended December 31, 2014, we did not have any material unrealized gains or losses associated with these investments.

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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	December 31,
	2016		2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$291,597	$280,893	$339,850	$340,189
Bank loans and other	242,313	221,458	240,922	229,366
Brazil spectrum financing	125,684	117,059	—	—
	$659,594	$619,410	$580,772	$569,555

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank loans and other consists primarily of loans with certain banks in Brazil. We estimated the fair value of these bank loans, as well as the fair value of our equipment financing facility and spectrum financing in Brazil, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider Nextel Brazil's equipment financing facility, spectrum financing and its bank loans and other to be Level 3 in the fair value hierarchy.

Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We record all derivative instruments as either assets or liabilities on our consolidated balance sheet at their fair value. As of December 31, 2016 and 2015, Nextel Brazil had an immaterial amount of derivative instruments that we classified as short-term investments in our consolidated balance sheets. We consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other expense, net in our consolidated statement of comprehensive (loss) income. For the year ended December 31, 2016, Nextel Brazil recognized $3.3 million in net realized losses, resulting from the changes in estimated fair value of these derivative instruments. Unrealized losses recognized during 2016 were not material. For the six months ended December 31, 2015 and June 30, 2015, Nextel Brazil recognized $5.2 million and $6.3 million in net realized gains, respectively, resulting from the changes in the estimated fair value of these derivative instruments. The gains and losses we recognized in the year ended December 31, 2014 were not material. In addition, for the six months ended December 31, 2015 and June 30, 2015, Nextel Brazil recorded an immaterial amount of unrealized losses resulting from the changes in the estimated fair value of these derivative instruments.
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
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from less than one to fifteen years and are generally renewable for additional terms. The remaining terms of our office leases range from less than one to ten years. For the year ended December 31, 2016, total rent expense under operating leases was $164.6 million. In addition, during the six months ended December 31, 2015, the six months ended June 30, 2015 and the year ended December 31, 2014, total rent expense under operating leases was $76.4 million, $93.4 million and $229.7 million, respectively.
For years subsequent to December 31, 2016, future minimum payments for all capital and operating lease obligations that have initial or remaining noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Leases	Operating Leases	Total
2017	$55,708	$126,011	$181,719
2018	47,269	112,167	159,436
2019	41,397	103,531	144,928
2020	41,613	94,241	135,854
2021	41,519	85,644	127,163
Thereafter	631,216	203,718	834,934
Total minimum lease payments	858,722	725,312	1,584,034
Less: imputed interest	(762,000)	—	(762,000)
Total	$96,722	$725,312	$822,034

Brazil RAN Sharing Commitment.

In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica Brazil, S.A., or Telefonica, to reduce the usage rates for roaming traffic. Concurrently, Nextel Brazil entered into a 10-year RAN sharing agreement with Telefonica, under which Telefonica will permit Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. Nextel Brazil expects to use this agreement to fulfill the regulatory coverage obligations under its spectrum licenses rather than utilizing its own network. These agreements require Nextel Brazil to meet certain minimum annual commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. Nextel Brazil was required to prepay 250 million Brazilian reais, or approximately $76.9 million based on foreign currency exchange rates at the time, shortly after the agreements became effective with receipt of regulatory approvals, which occurred in August 2016.

We are allocating the aggregate 800 million Brazilian reais in minimum payments on a relative fair value basis to the services being received. We are recognizing approximately 318 million Brazilian reais on a ratable basis over a period of five years for the amended roaming agreement, which began in August 2016, and approximately 482 million Brazilian reais over a period of approximately eight years for the RAN sharing agreement, which began in October 2016.

In the fourth quarter of 2016, Nextel Brazil negotiated the early termination of leases for approximately 600 transmitter and receiver sites in connection with this RAN sharing agreement and recognized restructuring costs related to these terminations. See Note 4 for more information. We expect to incur restructuring costs of approximately $30.0 million in 2017 in connection with the termination of an additional 1,400 transmitter and receiver sites in low-usage areas.
Equipment, Handsets and Other Commitments.
We are a party to purchase agreements with various suppliers, under which we have committed to purchase equipment, network services and handsets that will be used or sold in the ordinary course of business. As of December 31, 2016, we are committed to purchase $439.1 million in total under these arrangements, which includes amounts related to the RAN sharing agreement discussed above, $276.2 million of which we are committed to pay in 2017, $87.9 million of which we are committed to pay in 2018 and 2019, and the remaining $75.0 million of which we are committed to pay in 2020 and 2021. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on noncancelable quantities or termination amounts. We also purchase products and services as needed with no firm commitment. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, Nextel Brazil had accrued liabilities of $76.8 million and $57.7 million, respectively, related to contingencies, of which $1.4 million and $5.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $520.0 million as of December 31, 2016. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
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
Undesignated Preferred Stock.  Our Board of Directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2016, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  In connection with our emergence from Chapter 11, our Board of Directors adopted an incentive compensation plan, which contemplates grants of up to 5,263,158 shares of our common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our common stock. Under the 2015 Incentive Compensation Plan, we had 809,613 shares of our common stock reserved for future issuance as of December 31, 2016.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes
The components of (loss) income from continuing operations before income taxes and the related income tax benefit (provision) are as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
U.S.	$(53,843)	$(1,820)	$1,745,628	$(340,545)
Non-U.S.	(1,482,928)	(295,686)	(224,218)	(879,150)
Total	$(1,536,771)	$(297,506)	$1,521,410	$(1,219,695)

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Current:
Federal	$—	$—	$—	$—
Foreign	(291)	2,502	(1,104)	(2,924)
Total current income tax (provision) benefit	(291)	2,502	(1,104)	(2,924)
Deferred:
Federal	2,864	(403)	(814)	(1,846)
State, net of Federal tax benefit (provision)	319	(45)	(91)	(206)
Foreign	—	2,961	—	—
Total deferred income tax benefit (provision)	3,183	2,513	(905)	(2,052)
Total income tax benefit (provision)	$2,892	$5,015	$(2,009)	$(4,976)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of (loss) income from continuing operations before income tax benefit (provision) is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Statutory Federal tax rate	35%	35%	35%	35%
Reorganization items	—	—	(46)	—
Effect of foreign operations	(2)	(12)	—	(2)
Change in deferred tax asset valuation allowance	(32)	(20)	9	(35)
Other, net	(1)	(1)	2	2
Effective tax rate	—	2%	—	—

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities consist of the following:

	Successor Company
	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$6,363,915	$5,094,306
Allowance for doubtful accounts	17,867	13,644
Accrued expenses	54,263	54,823
Accrual for contingent liabilities	24,669	18,413
Intangible assets	130,983	—
Property, plant and equipment	253,882	147,774
Leasing related activity	25,822	3,543
Equity compensation	1,182	701
Long term debt	53,159	68,159
Inventory reserve	1,729	1,982
Other	17,573	34,033
	6,945,044	5,437,378
Valuation allowance	(6,945,044)	(5,290,813)
Total deferred tax asset	—	146,565
Deferred tax liabilities:
Intangible assets	—	149,749
Total deferred tax liability	—	149,749
Net deferred tax liability	$—	$(3,184)

As of December 31, 2016, we had $1.4 billion of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expire in various amounts beginning in 2027 through 2036. Due to our emergence from bankruptcy on June 26, 2015, the timing and manner in which we will utilize the net operating loss carryforwards in any year will be limited relating to changes in our ownership. The annual limitation is $40.2 million, and some of our net operating loss carryforwards will expire before use in the future due to this limitation. As a result of this limitation, our net operating loss carryforwards for U.S. Federal and state income tax purposes are $888.1 million.
As of December 31, 2016, our Brazilian subsidiaries had $1.6 billion of net operating loss carryforwards that can be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

As of December 31, 2016, our holding companies in Luxembourg each had net operating losses ranging from $1.2 billion to $8.5 billion that can be carried forward indefinitely. Our holding companies in Spain had $847.9 million of net operating loss carryforwards that can be carried forward 18 years, and our holding company in the Netherlands had an immaterial amount of net operating loss carryforwards that can be carried forward nine years. Given the nature of activities that are considered taxable in these jurisdictions and the activities engaged in by the holding companies, these net operating loss carryforwards will never be utilized by our holding companies.
The deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2016 and 2015 are as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor Company
	2016	2015
	(in millions)
Brazil	$1,089.9	$500.8
U.S.	367.2	359.8
Luxembourg	5,275.9	4,216.0
Spain	212.0	214.2
Total	$6,945.0	$5,290.8

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. As of December 31, 2016, we continued to record full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2017 and subsequent years.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate and to potential examination by the relevant tax authorities. The earliest years that remain subject to examination by jurisdiction are: U.S. - 2007; Brazil - 2011, and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of future examinations in each of the taxing jurisdictions when determining the adequacy of our provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax accruals in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax accrual is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amounts of the recorded financial statement benefits and tax accruals reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

As of December 31, 2016, our unrecognized tax benefits are not material, and there are no unrecognized tax benefits that could potentially affect our future effective tax rate.

12.     Employee Stock and Benefit Plans
In connection with our emergence from Chapter 11, NII Holdings canceled all shares of its common stock, preferred stock and other equity interests that existed prior to June 26, 2015. Our Board of Directors subsequently adopted an incentive compensation plan, which we refer to as the 2015 Incentive Compensation Plan. The 2015 Incentive Compensation Plan provides us with the ability to award stock options, restricted stock, restricted stock units, and cash-based incentives to our employees, directors and officers. The 2015 Incentive Compensation Plan contemplates grants of up to 5,263,158 shares of our common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our common stock. All grants or awards made under the 2015 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum term of ten years.
On the date of our emergence from Chapter 11, we made grants of 564,311 shares of restricted stock, 41,721 restricted stock units and 1,580,208 options to purchase shares of common stock. Subsequent to this date, we made grants of an additional 468,069 shares of restricted stock and 2,821,457 options to purchase shares of common stock. Stock options, restricted stock awards and restricted stock units are also granted to certain new employees on the later of the date of hire or the date that the grant is approved. In addition, under the provisions outlined in the 2015 Incentive Compensation Plan, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 40,000 shares in the aggregate for the plan year) and restricted stock/restricted stock unit awards (not to exceed 20,000 shares in aggregate for the plan year) to employees who are not executive officers.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards
For the year ended December 31, 2016, the six months ended December 31, 2015, the six months ended June 30, 2015 and the year ended December 31, 2014, we recognized $2.8 million, $1.0 million, $1.5 million and $4.0 million, respectively, in share-based compensation expense related to stock options. The amounts recognized in our consolidated statement of comprehensive (loss) income for tax benefits related to share-based payment arrangements in 2016, 2015 and 2014 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses. As of December 31, 2016, there was $4.1 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.72 years. The amount of cash paid for exercises under all share-based payment arrangements was immaterial for the year ended December 31, 2016, the six months ended December 31, 2015, the six months ended June 30, 2015 and the year ended December 31, 2014.
As a result of the Company's emergence from Chapter 11 proceedings, all prior stock option awards granted under the 2012 Incentive Compensation Plan were canceled. Our stock options generally vest thirty-three percent per year over a three-year period. The following table summarizes stock option activity under the 2015 Incentive Compensation Plan:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,627,489	$11.53
Granted	553,280	$3.83
Exercised	—	—
Forfeited	(904,664)	$11.86
Outstanding, December 31, 2016	3,276,105	$10.14	7.74	—
Exercisable, December 31, 2016	997,926	$10.80	6.94	—
There were no options exercised during the year ended December 31, 2016. As of December 31, 2016, our vested stock options had an intrinsic value of zero. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. If a participant's employment is terminated without cause prior to the date options are available to be exercised, the participant shall receive stock options on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. If the participant does not exercise the pro-rata shares within 90 days of the employee's termination, the options are considered forfeited and are available for reissuance under the terms of the 2015 Incentive Compensation Plan.
The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $1.48 for each option granted during the year ended December 31, 2016 and $2.98 for the period from June 26, 2015 to December 31, 2015, based on the following assumptions:

Successor Company
	Year Ended	Period from June 26, 2015
	December 31, 2016	to December 31, 2015
Risk free interest rate	1.53% - 1.90%	1.71% - 2.05%
Expected stock price volatility	40.71% - 40.87%	31.73% - 41.92%
Expected term in years	5.16	5.16 - 6.00
Expected dividend yield	—	—
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Unit Awards
For the year ended December 31, 2016, the six months ended December 31, 2015, the six months ended June 30, 2015 and the year ended December 31, 2014, we recognized $3.4 million, $1.9 million, $2.3 million and $10.4 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. The amounts recognized in our consolidated statement of comprehensive (loss) income for tax benefits related to share-based payment arrangements for the year ended December 31, 2016, the six months ended December 31, 2015, the six months ended June 30, 2015 and the year ended December 31, 2014 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses.
As a result of the Company's emergence from Chapter 11 proceedings, all prior restricted stock awards and restricted stock units granted under the 2012 Incentive Compensation Plan were canceled. As of December 31, 2016, restricted stock represented both non-vested restricted stock awards and restricted stock units. Our restricted stock awards generally vest thirty-three percent per year over a three-year period. The following table summarizes restricted stock activity under the 2015 Incentive Compensation Plan, for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards as of December 31, 2015	997,444	$11.71
Granted	—	—
Vested	(347,618)	$11.73
Forfeited	(127,384)	$12.88
Restricted stock awards as of December 31, 2016	522,442	$10.65
If a participant's employment is terminated without cause prior to the vesting dates, the participant shall receive restricted stock on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. Any unvested shares are forfeited and available for reissuance under the terms of the 2015 Incentive Compensation Plan. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2016, there was $3.1 million in unrecognized compensation cost related to restricted stock. We expect this cost to be recognized over a weighted average period of 1.49 years. For the year ended December 31, 2016, the value of our vested restricted stock awards was immaterial.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Corporate and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2016 - Successor Company
Operating revenues	$984,878	$168	$985,046
Segment earnings (losses)	$67,186	$(36,821)	$30,365
Less:
Impairment, restructuring and other charges			(1,384,811)
Depreciation and amortization			(172,383)
Foreign currency transaction gains, net			76,615
Interest expense and other, net			(85,754)
Loss from continuing operations before reorganization items and income tax provision			$(1,535,968)
Capital expenditures	$51,307	$—	$51,307
Six Months Ended December 31, 2015 - Successor Company
Operating revenues	$529,332	$102	$529,434
Segment losses	$(15,925)	$(26,100)	$(42,025)
Less:
Impairment, restructuring and other charges			(32,308)
Depreciation and amortization			(85,364)
Foreign currency transaction losses, net			(99,737)
Interest expense and other, net			(39,539)
Loss from continuing operations before reorganization items and income tax provision			$(298,973)
Capital expenditures	$72,112	$500	$72,612
Six Months Ended June 30, 2015 - Predecessor Company
Operating revenues	$683,611	$100	$683,711
Segment losses	$(75,234)	$(37,982)	$(113,216)
Less:
Impairment, restructuring and other charges			(36,792)
Depreciation and amortization			(153,878)
Foreign currency transaction losses, net			(63,948)
Interest expense and other, net			(67,630)
Loss from continuing operations before reorganization items and income tax provision			$(435,464)
Capital expenditures	$68,385	$818	$69,203
Year Ended December 31, 2014 - Predecessor Company
Operating revenues	$1,848,918	$36	$1,848,954
Segment losses	$(133,691)	$(123,141)	$(256,832)
Less:
Impairment, restructuring and other charges			(105,664)
Depreciation and amortization			(394,061)
Foreign currency transaction losses, net			(51,149)
Interest expense and other, net			(340,388)
Loss from continuing operations before reorganization items and income tax provision			$(1,148,094)
Capital expenditures	$218,855	$14,507	$233,362
December 31, 2016 - Successor Company
Identifiable assets	$1,000,098	$418,411	$1,418,509
December 31, 2015 - Successor Company
Identifiable assets	$1,989,753	$740,155	$2,729,908

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Quarterly Financial Data (Unaudited)

	Successor Company
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2016
Operating revenues	$226,557	$249,213	$260,836	$248,440
Operating loss	(54,064)	(28,751)	(1,386,696)	(57,318)
Net loss from continuing operations	(32,807)	(4,796)	(1,411,554)	(84,722)
Net loss from discontinued operations	(3,781)	(5,075)	(7,389)	(3,749)
Net loss from continuing operations, per common share, basic	$(0.33)	$(0.05)	$(14.10)	$(0.84)
Net loss from discontinued operations, per common share, basic	$(0.04)	$(0.05)	$(0.07)	$(0.04)
Net loss from continuing operations, per common share, diluted	$(0.33)	$(0.05)	$(14.10)	$(0.84)
Net loss from discontinued operations, per common share, diluted	$(0.04)	$(0.05)	$(0.07)	$(0.04)

	Predecessor Company		Successor Company
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2015
Operating revenues	$363,409	$320,302	$284,652	$244,782
Operating loss	(105,811)	(198,075)	(77,652)	(82,045)
Net (loss) income from continuing operations	(218,407)	1,737,808	(201,949)	(90,542)
Net (loss) income from discontinued operations	(91,111)	312,225	12,528	(920)
Net (loss) income from continuing operations, per common share, basic	$(1.27)	$10.04	$(2.02)	$(0.90)
Net (loss) income from discontinued operations, per common share, basic	$(0.53)	$1.80	$0.12	$(0.01)
Net (loss) income from continuing operations, per common share, diluted	$(1.27)	$10.03	$(2.02)	$(0.90)
Net (loss) income from discontinued operations, per common share, diluted	$(0.53)	$1.80	$0.12	$(0.01)

During 2016, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. See Note 4 for more information on this impairment charge.
In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016, we determined that an error existed in our previously issued financial statements. Specifically, selling, general and administrative expenses for the fourth quarter of 2015 were understated by $6.9 million as the result of a failure to properly accrue expenses for services Nextel Brazil received under a management consulting services arrangement. As a result of the correction of this error, for the fourth quarter of 2015, operating loss and net loss from continuing operations increased by $6.9 million. In addition, for the fourth quarter of 2015, the correction of this error resulted in a $0.07 increase in both net loss from continuing operations per basic and diluted common share.

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.
In September 2015, two of our indirect subsidiaries entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Argentina. In April 2015, we completed the sale of our Mexican operations to

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Cingular Wireless, Inc., an indirect subsidiary of AT&T, Inc. As a result of the sale of Nextel Argentina and Nextel Mexico, the quarterly amounts included above differ from the amounts originally included in our quarterly reports on Form 10-Q for each of the quarterly periods in 2015.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY) (in thousands)

	Successor Company
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$54,101	$56,011
Short-term intercompany receivables	1,242	1,202
Prepaid expenses and other	—	61
Total current assets	55,343	57,274
Intangible assets, net	—	37,956
Long-term intercompany receivables	3,146	281
Investment in subsidiaries	112,503	4,752,755
Total assets	$170,992	$4,848,266
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term intercompany payables	$4,570	$4,570
Total current liabilities	4,570	4,570
Long-term intercompany payables	—	3,296,117
Other long-term liabilities	400	3,584
Total liabilities	4,970	3,304,271
Total stockholders’ equity	166,022	1,543,995
Total liabilities and stockholders’ equity	$170,992	$4,848,266

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (PARENT COMPANY ONLY) (in thousands)

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Operating revenues	$—	$—	$—	$—
Operating expenses
Selling, general and administrative	—	—	429	2,145
Impairment, restructuring and other charges	36,839	—	—	—
Depreciation and amortization	1,116	744	—	—
	37,955	744	429	2,145
Operating loss	(37,955)	(744)	(429)	(2,145)
Other (expense) income
Interest expense, net	—	—	(119)	(570)
Intercompany interest expense	(117,078)	(118,365)	(159,117)	(165,324)
Interest income	—	—	37	691
Intercompany interest income	197	97	125	—
Equity in (loss) income of affiliates	(1,401,998)	(167,324)	1,793,151	(1,805,438)
Other (expense) income, net	(206)	(3)	995	8,212
	(1,519,085)	(285,595)	1,635,072	(1,962,429)
(Loss) income before reorganization items and income tax benefit	(1,557,040)	(286,339)	1,634,643	(1,964,574)
Reorganization items	—	(373)	68,355	(291)
Income tax benefit (provision)	3,183	(448)	(1,002)	7,167
Net (loss) income from continuing operations	(1,553,857)	(287,160)	1,701,996	(1,957,698)
(Loss) income from discontinued operations, net of income taxes	(16)	6,277	38,519	—
Net (loss) income	$(1,553,873)	$(280,883)	$1,740,515	$(1,957,698)

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$169,785	$(248,781)	$(205,899)	$(340,847)
Reclassification adjustment for sale of Nextel Argentina, Nextel Mexico and Nextel Chile	—	(1,672)	421,953	(33,885)
Other	—	4,734	2,956	(544)
Other comprehensive income (loss)	169,785	(245,719)	219,010	(375,276)
Net (loss) income	(1,553,873)	(280,883)	1,740,515	(1,957,698)
Total comprehensive (loss) income	$(1,384,088)	$(526,602)	$1,959,525	$(2,332,974)

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY) (in thousands)

	Successor Company		Predecessor Company
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2016	2015	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,553,873)	$(280,883)	$1,740,515	$(1,957,698)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	1,554,075	280,910	(1,735,521)	1,861,773
Net cash provided by (used in) operating activities	202	27	4,994	(95,925)
Cash flows from investing activities:
Changes in restricted cash and escrow accounts	—	—	—	25,300
Investments in subsidiaries	(36,356)	(29,690)	(61,405)	(180,712)
Return of investments in subsidiaries	34,260	35,315	23	—
Other, net	(16)	—	—	1,856
Net cash (used in) provided by investing activities	(2,112)	5,625	(61,382)	(153,556)
Cash flows from financing activities:
Other, net	—	—	—	(86)
Net cash used in financing activities	—	—	—	(86)
Net (decrease) increase in cash and cash equivalents	(1,910)	5,652	(56,388)	(249,567)
Cash and cash equivalents, beginning of period	56,011	50,359	106,747	356,314
Cash and cash equivalents, end of period	$54,101	$56,011	$50,359	$106,747

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

2.    Dividends From Subsidiaries

For the year ended December 31, 2016, NII Holdings' consolidated subsidiaries declared and paid $33.9 million in cash dividends to the parent company. NII Holdings' consolidated subsidiaries did not declare any dividends to the parent company during the six months ended December 31, 2015, the six months ended June 30, 2015 or during the year ended December 31, 2014.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)		Balance at End of Period
Year Ended December 31, 2016 — Successor Company
Allowance for doubtful accounts	$39,033	$77,883	$(62,695)		$54,221
Valuation allowance for deferred tax assets	$5,290,813	$1,555,006	$99,225		$6,945,044
Six Months Ended December 31, 2015 — Successor Company
Allowance for doubtful accounts	$—	$32,279	$6,754	(2)	$39,033
Valuation allowance for deferred tax assets	$4,388,792	$1,010,438	$(108,417)		$5,290,813
Six Months Ended June 30, 2015 — Predecessor Company
Allowance for doubtful accounts	$30,749	$65,396	$(96,145)	(3)	$—
Valuation allowance for deferred tax assets	$4,447,133	$22,828	$(81,169)		$4,388,792
Year Ended December 31, 2014 — Predecessor Company
Allowance for doubtful accounts	$35,458	$57,418	$(62,127)		$30,749
Valuation allowance for deferred tax assets	$4,145,002	$340,425	$(38,294)		$4,447,133
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

(2)	Includes the impact of cash collections subsequent to the implementation of fresh start accounting.

(3)	Includes the impact of a $50.6 million reduction to allowance for doubtful accounts resulting from the application of fresh start accounting.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	8-K	2.1	06/22/15
3.1	Amended and Restated Certificate of Incorporation of NII Holdings.	S-8	3.1	06/26/15
3.2	Fifth Amended and Restated Bylaws of NII Holdings.	S-8	3.2	06/26/15
4.1	Registration Rights Agreement, dated June 26, 2015, by and among NII Holdings and the stockholders party thereto.	8-K	10.1	06/30/15
10.1	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings.	10-Q	10.1	11/08/11
10.2	Amendment No. 3 to Fourth Amended and Restated Trademark License Agreement with Nextel Communications, Inc. and NII Holdings, dated June 1, 2015.	10-K	10.2	03/03/16
10.3	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Comunicaciones de Mexico S.A. de C.V., Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings.	8-K	10.1	01/26/15
10.4	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K	99.3	02/28/14
10.5	Credit Agreement, dated April 20, 2012, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K	99.4	02/28/14
10.6	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K/A	99.9	02/28/14
10.7	Amendment No. 1 to the Credit Agreement, dated September 25, 2013, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K/A	99.10	02/28/14
10.8	Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Non-Sinosure).	10-K	99.13	03/10/15
10.9	Amendment No. 2 to the Credit Agreement, dated December 5, 2014, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank Corporation, as Lender, Administrative Agent and Arranger (Sinosure).	10-K	99.14	03/10/15
10.10	Parent Guaranty, dated April 20, 2012, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	10-K	10.14	03/03/16
10.11	Amendment to Parent Guaranty, dated December 5, 2014, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.10	06/30/15

10.12	Shareholder Undertaking Agreement, dated April 20, 2012, between NII Holdings, as Parent Guarantor, and China Development Bank Corporation (as Sinosure Administrative Agent and Non-Sinosure Administrative Agent).	10-K	10.16	03/03/16
10.13	Bank Credit Certificate, dated November 8, 2011, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal.	10-K	99.5	02/28/14
10.14	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.	8-K	10.6	06/30/15
10.15	Amendment No. 2 to Bank Credit Certificate, dated January 25, 2015, between Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.7	06/30/15
10.16	Amendment No. 3 to the Bank Credit Certificate, dated February 24, 2017, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.	8-K	10.1	03/01/17
10.17	Waiver Letter, dated February 24, 2017, among Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.3	03/01/17
10.18	Bank Credit Certificate, dated December 31, 2012, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	10-K	99.6	02/28/14
10.19	Amendment No. 1 to Bank Credit Certificate, dated February 13, 2015, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.8	06/30/15
10.20	Amendment No. 2 to Bank Credit Certificate, dated June 25, 2015, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	8-K	10.9	06/30/15
10.21	Amendment No. 3 to the Bank Credit Certificate, dated February 24, 2017, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.2	03/01/17
10.22	Wavier Letter, dated February 24, 2017, among Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.	8-K	10.4	03/01/17
10.23(+)	NII Holdings Severance Plan.	10-K	10.16	02/28/13
10.24(+)	NII Holdings Change of Control Severance Plan.	8-K	10.2	12/22/15
10.25(+)	NII Holdings 2015 Incentive Compensation Plan.	S-8	4.1	06/26/15
10.26(+)	Form of Restricted Stock Award Agreement (Employees).	8-K	10.3	06/30/15
10.27(+)	Form of Nonqualified Stock Option Agreement (Employees).	8-K	10.4	06/30/15
10.28(+)	Form of Restricted Stock Award Agreement (Directors).	10-Q	10.4	11/05/15
10.29(+)	Form of Separation and Release Agreement for Certain Executives.				*
10.30(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013.	8-K	10.1	05/02/13
10.31(+)	Form of Director and Executive Officer Indemnification Agreement.	10-K	10.32(+)	03/03/16
10.32(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho, dated August 25, 2015.	10-K	10.37(+)	03/03/16
16.1	PricewaterhouseCoopers LLP Letter of Concurrence, dated March 4, 2014.	8-K	16.1	03/05/14
21.1	Subsidiaries of NII Holdings.				*
23.1	Consent of KPMG LLP.				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*

101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.