Form 10-Q
period 2017-03-31
NII HOLDINGS INC
filed 2017-05-10
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 5, 2017
Common Stock, $0.001 par value per share	100,566,040

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$200,832	$257,380
Short-term investments	12,359	73,859
Accounts receivable, net of allowance for doubtful accounts of $55,661 and $54,221	159,546	153,806
Handset and accessory inventory	6,632	8,295
Prepaid expenses and other	290,404	280,145
Total current assets	669,773	773,485
Property, plant and equipment, net	107,551	129,475
Intangible assets, net	203,497	243,681
Other assets	295,171	271,868
Total assets	$1,275,992	$1,418,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,791	$69,186
Accrued expenses and other	249,232	271,899
Deferred revenues	7,943	11,614
Current portion of long-term debt	506,256	540,474
Total current liabilities	823,222	893,173
Long-term debt	218,835	215,842
Other long-term liabilities	166,592	143,472
Total liabilities	1,208,649	1,252,487
Contingencies (Note 7)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,259 shares issued and outstanding — 2017, 100,258 shares issued and outstanding — 2016	100	100
Paid-in capital	2,078,214	2,076,612
Accumulated deficit	(1,927,469)	(1,834,756)
Accumulated other comprehensive loss	(83,502)	(75,934)
Total stockholders’ equity	67,343	166,022
Total liabilities and stockholders’ equity	$1,275,992	$1,418,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating revenues
Service and other revenues	$243,493	$220,602
Handset and accessory revenues	7,462	5,955
	250,955	226,557
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	102,708	90,024
Cost of handsets and accessories	8,666	11,166
Selling, general and administrative	134,466	133,411
Impairment, restructuring and other charges	71,939	5,915
Depreciation	8,886	30,110
Amortization	4,139	9,995
	330,804	280,621
Operating loss	(79,849)	(54,064)
Other (expense) income
Interest expense, net	(31,562)	(25,222)
Interest income	9,136	9,724
Foreign currency transaction gains, net	11,375	39,642
Other expense, net	(1,773)	(2,496)
	(12,824)	21,648
Loss from continuing operations before reorganization items and income tax provision	(92,673)	(32,416)
Reorganization items	(2)	(375)
Income tax provision	—	(16)
Net loss from continuing operations	(92,675)	(32,807)
Loss from discontinued operations, net of income taxes	(38)	(3,781)
Net loss	$(92,713)	$(36,588)

Net loss from continuing operations per common share, basic and diluted	$(0.92)	$(0.33)
Net loss from discontinued operations per common share, basic and diluted	—	(0.04)
Net loss per common share, basic and diluted	$(0.92)	$(0.37)

Weighted average number of common shares outstanding, basic and diluted	100,259	100,005

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$(7,568)	$83,504
Other comprehensive (loss) income	(7,568)	83,504
Net loss	(92,713)	(36,588)
Total comprehensive (loss) income	$(100,281)	$46,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	100,258	$100	$2,076,612	$(1,834,756)	$(75,934)	$166,022
Net loss	—	—	—	(92,713)	—	(92,713)
Other comprehensive loss	—	—	—	—	(7,568)	(7,568)
Share-based compensation activity	1	—	1,602	—	—	1,602
Balance, March 31, 2017	100,259	$100	$2,078,214	$(1,927,469)	$(83,502)	$67,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash flows from operating activities:
Net loss	$(92,713)	$(36,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	38	3,781
Amortization of debt premiums and financing costs	(1,646)	(48)
Depreciation and amortization	13,025	40,105
Provision for losses on accounts receivable	20,879	19,650
Foreign currency transaction gains, net	(11,375)	(39,642)
Impairment charges, restructuring charges and losses on disposals of fixed assets	70,710	920
Share-based payment expense	1,573	1,868
Other, net	(1,808)	2,688
Change in assets and liabilities:
Accounts receivable	(22,292)	(15,816)
Prepaid value-added taxes	8,161	11,850
Handset and accessory inventory	3,781	7,597
Prepaid expenses and other	(5,856)	(5,629)
Other long-term assets	(20,861)	(3,128)
Accrued value-added taxes	(5,912)	(2,248)
Other long-term liabilities	20,143	3,299
Accounts payable, accrued expenses, deferred revenues and other	(21,148)	(6,819)
Net cash used in operating activities	(45,301)	(18,160)
Cash flows from investing activities:
Capital expenditures	(27,567)	(8,436)
Purchases of investments	(208,281)	(216,488)
Proceeds from sales of investments	272,825	271,106
Change in restricted cash and other deposits	(3,614)	(8,578)
Other, net	(1,355)	(1,781)
Total investing cash provided by continuing operations	32,008	35,823
Total investing cash used in discontinued operations	(46)	(2,163)
Net cash provided by investing activities	31,962	33,660
Cash flows from financing activities:
Repayments under equipment financing facility and local bank loans	(42,134)	(24,413)
Repayments under capital leases and other	(930)	(243)
Net cash used in financing activities	(43,064)	(24,656)
Effect of exchange rate changes on cash and cash equivalents	(145)	(340)
Net decrease in cash and cash equivalents	(56,548)	(9,496)
Cash and cash equivalents, beginning of period	257,380	342,184
Cash and cash equivalents, end of period	$200,832	$332,688

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2016. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the occurrence of the uncertainties described below.
Over the course of the last year, we have implemented changes in our business to better align our organization and costs with our available sources of funding, as well as to respond to the impact of the current and expected economic and competitive conditions in Brazil. These changes have included improvements to our operations and the implementation of cost savings measures, spending reductions and headcount reductions.
As of March 31, 2017, our sources of funding included $213.2 million of cash and short-term investments, $163.5 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $92.5 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil.
Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative for the remainder of 2017. In addition, we expect that our capital expenditures for the remainder of 2017 will be at levels similar to those experienced in 2016. From April 1 to December 31, 2017, we estimate that we will be required to pay approximately $160.0 million for principal and interest in connection with our debt service obligations, including capital leases. This amount includes principal payments of $66.3 million and estimated interest payments of $19.4 million related to our local loans in Brazil, based on current foreign currency exchange rates, and principal payments of $24.5 million and estimated interest payments of $4.7 million related to Nextel Brazil's equipment financing facility. In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provide, among other things, a 120-day standstill period, effective March 2, 2017, during which time we are not required to pay an estimated $25.2 million in principal related to Nextel Brazil's local bank loans. We are in discussions with the lenders of Nextel Brazil's local bank loans and its equipment financing facility and are actively working to negotiate long-term modifications to these financing arrangements during this standstill period. If we are successful in these negotiations, we may receive relief from the principal payments for the next several years. If we are unsuccessful in securing long-term amendments to these financing arrangements, we believe our current sources of funding may not be adequate to fund our business beyond the first quarter of 2018. Furthermore, our business plan contemplates the release of cash held in escrow and pledged to secure performance bonds. If the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted. If we cannot reach an agreement with our lenders to modify the terms of our loans or obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, we would need to obtain additional funding within the next nine months and significantly reduce our planned spending to further preserve our liquidity. If we are unsuccessful with these actions, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due.
In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. As a result, the next measurement date for this financial covenant will be December 31, 2017. Likewise, in connection with the agreement and related amendments governing Nextel Brazil's equipment financing facility, we are required to meet certain financial covenants semiannually beginning on December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in both of Nextel Brazil's local bank loans and in its equipment financing facility as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. In addition, these loan agreements contain cross-acceleration provisions. As of March 31, 2017, we had $230.9 million principal amount outstanding under Nextel Brazil's local bank loans and $269.1 million principal amount outstanding under Nextel Brazil's equipment financing facility. See Note 5 for more information.
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
If we cannot obtain waivers for the existing events of default under Nextel Brazil's equipment financing facility and for the applicable financial covenants we are required to meet as of the December 31, 2017 measurement date, modify the repayment terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due. The combination of these conditions continues to raise substantial doubt about our ability to continue as a going concern.
New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," which will provide us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for interim and annual reporting periods beginning on January 1, 2018, at which point we plan to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application, with disclosure of results under the new and old standards for the first year of adoption. We are in the process of evaluating the available adoption methods.
We expect that the new guidance will have a material impact on our condensed consolidated financial statements. Upon adoption, we expect that a portion of our revenues related to service plans that are sold concurrently with a subsidized handset will be reallocated from service and other revenues to handset and accessory revenues and that these revenues will be recognized at an earlier point in time compared to our current accounting under the existing authoritative guidance. We also expect that the timing of expense recognition related to certain of our contract acquisition costs, such as sales commissions, will be impacted as these expenses will be capitalized as incurred under the new standard.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	Impairment, Restructuring and Other Charges
Asset Impairments.

Long-Lived Asset Impairment.

During the first quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment. While we are focused on effectively managing our business in Brazil, we are also considering potential strategic alternatives with third parties. Taking into consideration the current macroeconomic conditions in Brazil, our history of operating losses and the available sources of capital to fund our business plan, we currently believe that the most likely outcome for the future of our business is the sale of Nextel Brazil. We compared the carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability-weighted and took into consideration our ability to obtain capital necessary to fund our business plan. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable.

As a result, we recorded a non-cash asset impairment charge of $66.0 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach. While we may ultimately complete a sale with a third party that is valued at more or less than our current market value, we estimated the fair value of our equity based on our market capitalization and combined it with the fair value of our outstanding debt obligations to determine the impairment charge. See Note 6 for more information on our estimate of the fair value of our debt obligations. We allocated the non-cash asset impairment charge between property, plant and equipment and spectrum licenses on a pro rata basis.

Other Asset Impairments.

During the three months ended March 31, 2017, Nextel Brazil recognized $2.3 million in other non-cash asset impairment charges primarily related to the abandonment of certain transmitter and receiver sites that are no longer required in its business.
Restructuring Charges.

During the three months ended March 31, 2017 and 2016, Nextel Brazil recognized $3.3 million and $3.2 million in restructuring costs, respectively, primarily related to the early termination of certain leases for transmitter and receiver sites that are no longer required in Nextel Brazil's business.

Total impairment, restructuring and other charges for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Brazil	$71,693	$4,265
Corporate	246	1,650
Total impairment, restructuring and other charges	$71,939	$5,915
As of March 31, 2017, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2016	$24,103
Restructuring charges	3,559
Cash payments	(5,132)
Foreign currency translation adjustment	1,588
Balance, March 31, 2017	$24,118

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash in escrow — Nextel Mexico sale	$163,455	$163,435
Cash collateral related to performance bonds	34,356	30,928
Value-added taxes	31,092	29,829
Prepayment for roaming and radio access network, or RAN, sharing agreements	24,966	27,731
Other prepaid expenses	25,530	23,020
Other current assets	11,005	5,202
	$290,404	$280,145

Property, Plant and Equipment, Net.
During the three months ended March 31, 2017 and 2016, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$630	$675
Building and leasehold improvements	1,394	1,489
Network equipment, communication towers and network software	81,430	95,298
Software, office equipment, furniture and fixtures and other	10,393	10,952
Less: Accumulated depreciation	—	—
	93,847	108,414
Construction in progress	13,704	21,061
	$107,551	$129,475

Intangible Assets, Net.
Our intangible assets include the following:

		March 31, 2017			December 31, 2016
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$187,523	$—	$187,523	$226,426	$—	$226,426
Customer relationships	4	15,974	—	15,974	17,255	—	17,255
		$203,497	$—	$203,497	$243,681	$—	$243,681
Based on the carrying amount of our intangible assets as of March 31, 2017 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Years	Estimated Amortization Expense
2017	$15,121
2018	14,643
2019	11,093
2020	7,544
2021	7,544
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Other Assets.
The components of our other long-term assets are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Brazil judicial deposits	$114,823	$85,123
Cash collateral related to performance bonds	58,141	56,523
Prepayment for roaming and RAN sharing agreements	32,353	37,433
Other	89,854	92,789
	$295,171	$271,868
Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Network system and information technology	$53,823	$50,286
Contingencies	53,719	54,260
Payroll related items and commissions	36,754	45,187
Non-income based taxes	23,147	28,158
Capital expenditures	6,864	17,514
Other	74,925	76,494
	$249,232	$271,899

Accumulated Other Comprehensive Loss. As of March 31, 2017 and December 31, 2016, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of March 31, 2017 and December 31, 2016, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$27,567	$8,436
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(18,116)	(881)
	$9,451	$7,555
In connection with the completion of the sale of Nextel Argentina in January 2016, the promissory note that was initially issued in connection with that transaction was canceled. Other than the cancellation of this promissory note in the first quarter of 2016, we did not have any significant non-cash investing or financing activities during the three months ended March 31, 2017 and 2016.
Revenue-Based Taxes.  We record certain revenue-based taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three months ended March 31, 2017 and 2016, we recognized $10.1 million and $13.7 million in revenue-based taxes.
Diluted Net Loss Per Common Share.  As presented for the three months ended March 31, 2017 and 2016, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three months ended March 31, 2017, we did not include 3.3 million stock options and 0.5 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three months ended March 31, 2016, we did not include 3.7 million stock options and 0.9 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Note 4.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. As of March 31, 2017, $163.5 million remained in escrow. On April 27, 2017, New Cingular Wireless notified the escrow agent of potential tax indemnity claims totaling $117.9 million. On May 5, 2017, the remaining $45.6 million held in escrow was released to us. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless may not make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for the years 2010 through 2014. Of the total potential tax claims, $12.9 million relates to actual assessments that Nextel Mexico has received. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $38.6 million related to the audit of Nextel Mexico’s income tax return for 2010. On May 9, 2017, we reached an agreement with the Mexican tax authorities, subject to internal approvals and final written agreement, to settle certain deductions in question and close this audit for $5.6 million. Assuming that this agreement is finalized, we intend to use existing federal tax credits to settle the amount due and expect that the $38.6 million of tax claims against the escrow account related to this audit will be released to us.
We are also in discussions with the Mexican tax authorities in an effort to settle certain deductions related to other years in order to accelerate the release of the remaining amount in escrow. Of the remaining $79.3 million of potential tax claims, $53.8

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million relates to the years 2011 and 2012, and $25.5 million relates to the years 2013 and 2014. We believe that the audits related to the years 2011 and 2012 are nearing completion, and we are vigorously defending our tax deductions and calculations related to those years. We have not yet received any formal communication about disputed matters from the Mexican tax authorities related to the years 2013 and 2014, and we have informed New Cingular Wireless that we believe the associated amounts do not represent valid claims against our funds held in escrow. We have not accrued any liabilities related to any of the years under audit as we do not currently believe the amounts are probable of loss.
There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims.
In connection with the sale of Nextel Mexico, as well as the sale of Nextel Argentina, Nextel Chile and Nextel Peru, which occurred in 2015, 2014 and 2013, respectively, we have reported the results of these operating companies as discontinued operations. Unless otherwise noted, amounts included in these notes to our condensed consolidated financial statements exclude amounts attributable to discontinued operations.

Note 5.	Debt

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans do not represent the outstanding principal balances. The components of our debt are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Brazil equipment financing facility	$267,291	$291,597
Brazil bank loans	230,783	242,076
Brazil spectrum financing	128,517	125,684
Brazil capital lease and tower financing obligations	98,256	96,722
Other	244	237
Total debt	725,091	756,316
Less: current portion	(506,256)	(540,474)
	$218,835	$215,842

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
In connection with our acceptance of government-provided spectrum financing, we are in the process of securing waivers from the lender of Nextel Brazil's equipment financing facility to permit Nextel Brazil to incur and maintain this spectrum financing. In addition, we have requested waivers of an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. As a result of either of these events of default, the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable. Because of these events of default, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of March 31, 2017. As of March 31, 2017, we had $269.1 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this facility.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brazil Bank Loans. In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In February 2017, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the December 31, 2016 measurement date. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. Starting on December 31, 2017, and on each six-month anniversary thereafter, Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 2.5. In addition, in February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provide, among other things, a 120-day standstill period, effective March 2, 2017, during which time no amortization payments will be required with respect to the related loans while Nextel Brazil seeks to negotiate long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. To the extent Nextel Brazil is unable to agree on long-term amendments by July 2017, we will be required to make catch-up principal payments totaling 84.4 million Brazilian reais, or approximately $25.2 million based on foreign currency exchange rates at the time, followed by the resumption of the amortization schedule contained in the amended agreements.

Based on our current outlook, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of March 31, 2017. As of March 31, 2017, we had $230.9 million principal amount outstanding under Nextel Brazil's local bank loans.

Note 6.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of March 31, 2017 and December 31, 2016, available-for-sale securities held by Nextel Brazil included $12.1 million and $73.8 million, respectively, in investment funds. As of March 31, 2017, available-for-sale securities held by Nextel Brazil also included $0.3 million in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three months ended March 31, 2017 and 2016, we did not have any material unrealized gains or losses associated with these investments.
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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$267,291	$253,083	$291,597	$280,893
Brazil bank loans and other	231,027	212,039	242,313	221,458
Brazil spectrum financing	128,517	108,703	125,684	117,059
	$626,835	$573,825	$659,594	$619,410
We estimated the fair value of the Brazil bank loans, as well as the fair value of our equipment financing facility in Brazil, utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit spreads on comparable publicly traded bonds. We consider Nextel Brazil's equipment financing facility, bank loans and other and its spectrum financing to be Level 3 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

Note 7.	Contingencies

Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, Nextel Brazil had accrued liabilities of $77.5 million and $76.8 million, respectively, related to contingencies, of which $0.8 million and $1.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $570.0 million as of March 31, 2017. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 8.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2016, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2017 and subsequent years. We maintained this same valuation allowance position through the first quarter of 2017.

Note 9.	Segment Reporting
We have determined our reportable segment based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance and provide resources to it based on operating income before depreciation, amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Nextel Brazil is our only reportable operating segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2017
Operating revenues	$250,925	$30	$250,955
Segment earnings (losses)	$12,373	$(7,258)	$5,115
Less:
Impairment, restructuring and other charges			(71,939)
Depreciation and amortization			(13,025)
Foreign currency transaction gains, net			11,375
Interest expense and other, net			(24,199)
Loss from continuing operations before reorganization items and income tax provision			$(92,673)
Capital expenditures	$9,451	$—	$9,451

Three Months Ended March 31, 2016
Operating revenues	$226,503	$54	$226,557
Segment earnings (losses)	$3,760	$(11,804)	$(8,044)
Less:
Impairment, restructuring and other charges			(5,915)
Depreciation and amortization			(40,105)
Foreign currency transaction gains, net			39,642
Interest expense and other, net			(17,994)
Loss from continuing operations before reorganization items and income tax provision			$(32,416)
Capital expenditures	$7,555	$—	$7,555

March 31, 2017 — Successor Company
Identifiable assets	$913,405	$362,587	$1,275,992
December 31, 2016 — Successor Company
Identifiable assets	$1,000,098	$418,411	$1,418,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2017 and December 31, 2016 and our consolidated results of operations for the three months ended March 31, 2017 and 2016; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2016 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2016 annual report on Form 10-K and in this quarterly report on Form 10-Q for risks and uncertainties that may impact our future performance. We refer to our remaining operating company as Nextel Brazil.
Nextel Brazil Business Overview

We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where we believe there is a concentration of Brazil's business users and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil's WCDMA network enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our legacy integrated digital enhanced network, or iDEN.
The target market for our WCDMA network is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our WCDMA network.
We also offer long-term evolution, or LTE, services in Rio de Janeiro and São Paulo, and we continue to provide services on our legacy iDEN network throughout various regions in Brazil. The majority of our subscribers purchase services from us by acquiring the subscriber identity module, or SIM, cards from us separately, and use the SIM cards in one or more devices that they acquire from other sources.
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
As of March 31, 2017, Nextel Brazil had about 3.561 million total subscriber units in commercial service, which we estimate to be about 5% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
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
As a result of the weak economy and challenging competitive environment in Brazil, we implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results. These have included lower investments in costs to support subscriber growth, reductions in capital expenditures, significant reductions in our headquarters staff through the reorganization of certain roles and responsibilities between our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. While some of these initiatives have led to better operating results, the challenges we face in Brazil, together with our debt service requirements, are placing significant pressure on our ability to fund our business beyond the first quarter of 2018. As a result, in February 2017, we and the lenders of our local bank loans in Brazil entered into amendments to these loan agreements under which principal payments will be suspended for four months while we seek to obtain long-term modifications of the financing arrangements, including potential further extensions of the existing amortization relief. In addition, last year, we hired a third party investment adviser to actively explore strategic options to provide sources of funding that will allow us to meet our future obligations or find a buyer for our company. While we continue to be focused on effectively managing our business in Brazil, the long-term viability of our business is dependent on the successful outcome of one or more of the external processes described above.

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
As described in more detail in our 2016 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	valuation of long-lived assets;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 annual report on Form 10-K.

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

	Three Months Ended March 31,		Actual Percent Change From Prior Year
	2017	2016
Brazilian real	3.13	3.91	20%

During 2016, foreign currency exchange rates in Brazil generally appreciated in value relative to the U.S. dollar. During the first quarter of 2017, the foreign currency exchange rates experienced a slight appreciation compared to the rate in effect at the end of the prior year. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2016, as well as at the end of the first quarter of 2017.

	2016				2017
	March	June	September	December	March
Brazilian real	3.56	3.21	3.25	3.26	3.13

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2016 to amounts that would have resulted if the average foreign currency exchange rates for the three months ended March 31, 2016 were the same as the average foreign currency exchange rates that were in effect for the three months ended March 31, 2017; and (ii) by comparing the constant currency financial measures for the three months period ended March 31, 2016 to the actual financial measures for the three months ended March 31, 2017. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three months ended March 31, 2016. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Brazil segment earnings	12,373	3,760	8,613	229%	164%
Corporate segment losses	(7,258)	(11,804)	4,546	(39)%	(39)%
Consolidated segment earnings (losses)	5,115	(8,044)	13,159	(164)%	(172)%
Impairment, restructuring and other charges	(71,939)	(5,915)	(66,024)	NM	NM
Depreciation and amortization	(13,025)	(40,105)	27,080	(68)%	(74)%
Operating loss	(79,849)	(54,064)	(25,785)	48%	25%
Interest expense, net	(31,562)	(25,222)	(6,340)	25%	(10)%
Interest income	9,136	9,724	(588)	(6)%	(24)%
Foreign currency transaction gains, net	11,375	39,642	(28,267)	(71)%	(77)%
Other expense, net	(1,773)	(2,496)	723	(29)%	(43)%
Loss from continuing operations before reorganization items and income tax provision	(92,673)	(32,416)	(60,257)	186%	128%
Reorganization items	(2)	(375)	373	(99)%	(99)%
Income tax provision	—	(16)	16	(100)%	(100)%
Net loss from continuing operations	(92,675)	(32,807)	(59,868)	182%	126%
Loss from discontinued operations, net of income taxes	(38)	(3,781)	3,743	(99)%	(99)%
Net loss	$(92,713)	$(36,588)	$(56,125)	153%	107%
_______________________________________
NM-Not Meaningful
We define segment earnings (losses) as operating income (loss) before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment earnings of $5.1 million during the three months ended March 31, 2017 compared to consolidated segment losses of $8.0 million during the same period in 2016. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges

In the first quarter of 2017, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result of this determination, we recorded a $66.0 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. See Note 2 to our condensed consolidated financial statements for more information on this impairment charge. Consolidated impairment, restructuring and other charges recognized in the three months ended March 31, 2017 also included $3.3 million in restructuring costs related to the early termination of certain leases for transmitter and receiver sites that are no longer required in Nextel Brazil's business and $2.3 million in other non-cash asset impairment charges, the majority of which related to the abandonment of certain transmitter and receiver sites.

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

The $27.1 million, or 68%, decrease in consolidated depreciation and amortization on a reported basis, and the 74% decrease on a constant currency basis, in the three months ended March 31, 2017 compared to the same period in 2016 primarily resulted from the $1.34 billion non-cash asset impairment charge we recognized in 2016. See Note 2 to our condensed consolidated financial statements for more information on this impairment charge.

3.	Interest expense, net

Consolidated net interest expense increased $6.3 million, or 25%, on a reported basis in the three months ended March 31, 2017 compared to the same period in 2016 as a result of the impact of the appreciation in the Brazilian real on our reported results. Consolidated net interest expense decreased 10% on a constant currency basis over the same period primarily due to principal payments under Nextel Brazil's equipment financing facility and local bank loans, partially offset by interest incurred under Nextel Brazil's spectrum financing facility.

4.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $11.4 million and $39.6 million during the three months ended March 31, 2017 and 2016 were primarily the result of the appreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated net liabilities.

b.    Nextel Brazil

	Three Months Ended March 31, 2017	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2016	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Service and other revenues	$243,463	97%	$220,548	97%	$22,915	10%	(12)%
Handset and accessory revenues	7,462	3%	5,955	3%	1,507	25%	—%
Cost of handsets and accessories	(8,666)	(3)%	(11,166)	(5)%	2,500	(22)%	(38)%
Handset and accessory net subsidy	(1,204)	—	(5,211)	(2)%	4,007	(77)%	(81)%
Cost of service (exclusive of depreciation and amortization)	(102,708)	(41)%	(90,024)	(40)%	(12,684)	14%	(9)%
Selling and marketing expenses	(27,184)	(11)%	(22,070)	(10)%	(5,114)	23%	(1)%
General and administrative expenses	(99,994)	(40)%	(99,483)	(43)%	(511)	1%	(19)%
Segment earnings	$12,373	5%	$3,760	2%	$8,613	229%	164%
The average value of the Brazilian real appreciated relative to the U.S. dollar during the three months ended March 31, 2017 by 20% compared to the average value that prevailed during the three months ended March 31, 2016. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2017, after translation into U.S. dollars, reflect higher revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2016 and for the first quarter of 2017. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
	(subscribers in thousands)
iDEN subscriber units	1,552.0	1,315.1	1,127.8	962.1	822.7
WCDMA subscriber units	2,744.7	2,708.7	2,717.1	2,746.3	2,815.2
Total subscriber units in commercial service — beginning of period	4,296.7	4,023.8	3,844.9	3,708.4	3,637.9

iDEN net subscriber losses	(195.2)	(149.7)	(130.8)	(110.1)	(115.4)
WCDMA net subscriber (losses) additions	(77.7)	(29.2)	(5.7)	39.6	38.4
Total net subscriber losses	(272.9)	(178.9)	(136.5)	(70.5)	(77.0)

Migrations from iDEN to WCDMA	41.7	37.6	34.9	29.3	21.0

iDEN subscriber units	1,315.1	1,127.8	962.1	822.7	686.3
WCDMA subscriber units	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6
Total subscriber units in commercial service — end of period	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9

Total subscriber turnover	4.34%	3.99%	3.99%	3.65%	3.71%
iDEN subscriber turnover	4.80%	4.46%	4.65%	4.71%	5.52%
WCDMA subscriber turnover	4.10%	3.78%	3.73%	3.31%	3.23%

Nextel Brazil's WCDMA subscriber turnover decreased steadily over the course of the five quarters presented as a result of various actions Nextel Brazil implemented in an effort to retain existing subscribers. These actions have included the implementation of new simplified rate plans, the issuance of loyalty discounts and customer care credits, more customer self-care offerings, better delivery of service and other actions to improve our customers' overall experience.

The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2016, as well as for the first quarter of 2017, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total service ARPU (US$)	16	19	21	20	21
WCDMA service ARPU (US$)	16	20	21	21	21
iDEN service ARPU (US$)	15	16	19	18	17

Total service ARPU (BR)	62	66	67	67	65
WCDMA service ARPU (BR)	64	70	69	69	67
iDEN service ARPU (BR)	57	56	60	59	55
Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased slightly in the first quarter of 2017 compared to recent prior quarters as the result of a higher volume of discounts and slightly lower loading ARPU in an effort to attract new customers to our WCDMA network.
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

Results Overview.
Over the past two years, Brazil has experienced one of the worst economic recessions in its history. As a result, the economic environment in Brazil is characterized by negative real wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that the current economic conditions will continue to have a negative impact on Nextel Brazil's reported results of operations for the remainder of 2017.
Over the course of the last two years, we have made adjustments to our business plan to reflect our available cash resources and the impact of the current and expected economic and competitive conditions in Brazil on both our subscriber growth and revenues, and have aligned our costs with this revised outlook. As a result, we are not aggressively investing in subscriber growth, but are focusing on attracting high value subscribers while simultaneously reducing operating expenses, handset subsidies and customer turnover.
Despite decreases in local currency operating revenues, Nextel Brazil recognized segment earnings of $12.4 million during the three months ended March 31, 2017 as a result of the execution of initiatives to reduce operating expenses. Nextel Brazil's segment earnings increased $8.6 million, or 229%, in the three months ended March 31, 2017 compared to the same period in 2016 as a result of the following:

1.	Service and other revenues

The $22.9 million, or 10%, increase in service and other revenues on a reported basis during the three months ended March 31, 2017 compared to the same period in 2016 is primarily the result of the impact of the appreciation in the Brazilian real on our reported results. On a constant currency basis, Nextel Brazil's service and other revenues decreased 12% during the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the overall decline in Nextel Brazil's iDEN subscriber base.

Nextel Brazil's WCDMA subscriber base grew from 2.7 million subscribers as of the end of the first quarter of 2016 to 2.9 million subscribers as of the end of the first quarter of 2017. Nextel Brazil has continued to strategically facilitate the migration of iDEN subscribers to its WCDMA network, which resulted in 21 thousand migrations during the first quarter of 2017. As a result of the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues increased $47.5 million, or 33%, during the three months ended March 31, 2017 compared to the same period in 2016, or 6% on a constant currency basis. The increase in Nextel Brazil's WCDMA-based service and other revenues from the first quarter of 2016 to the same period in 2017 was also attributable to the increase in WCDMA service ARPU over the same period. This increase was offset by a $24.6 million, or 32%, decrease in Nextel Brazil's iDEN-based service and other revenues from the three months ended March 31, 2016 to the same period in 2017, or 46% on a constant currency basis, driven by a decrease in Nextel Brazil's iDEN subscriber base from 1.3 million subscribers as of the end of the first quarter of 2016 to 0.7 million subscribers as of the end of the first quarter of 2017.

2.	Handset and accessory net subsidy

During the three months ended March 31, 2017 and 2016, Nextel Brazil had handset and accessory net subsidy of $1.2 million and $5.2 million, respectively, on a reported basis. Approximately 93% of Nextel Brazil's new WCDMA subscribers during the three months ended March 31, 2017 represented subscribers who utilized their existing handsets to purchase new service plans compared to 89% during the same period in 2016. In addition, during the first quarter of 2017, we recovered $2.4 million related to certain tax credits generated as a result of handset purchases that we estimated were not probable of being recovered. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 81% for the three months ended March 31, 2017 compared to the same period in 2016.

3.	Cost of service

The $12.7 million, or 14%, increase in cost of service on a reported basis from the three months ended March 31, 2016 to the same period in 2017 was primarily the result of the impact of the appreciation in the Brazilian real on our reported results. On a constant currency basis, Nextel Brazil's cost of service decreased 9% in the three months ended March 31, 2017 compared to the same period in 2016 due to lower transmitter and receiver site maintenance and utilities costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates.

4.	Selling and marketing expenses

The $5.1 million, or 23%, increase in selling and marketing expenses on a reported basis during the three months ended March 31, 2017 compared to the same period in 2016 was driven by the impact of the appreciation in the Brazilian real on our reported results. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 1% during the three months ended March 31, 2017 compared to the same period in 2016, despite a 20% increase in gross subscriber additions, as a result of a change in the mix between direct and indirect commissions to less costly channels.

5.	General and administrative expenses

The $0.5 million, or 1%, increase in general and administrative expenses on a reported basis during the three months ended March 31, 2017 compared to the same period in 2016 resulted from the impact of the appreciation in the Brazilian real on our reported results. On a constant currency basis, Nextel Brazil's general and administrative expenses decreased 19% during the three months ended March 31, 2017 compared to the same period in 2016 primarily resulting from lower bad debt expense in connection with the decline in Nextel Brazil's subscriber base, a decrease in customer care expenses resulting from improved efficiencies in Nextel Brazil's call centers and a decrease in certain consulting costs.

RAN Sharing Agreement.

In the fourth quarter of 2016, Nextel Brazil negotiated the early termination of leases for approximately 600 transmitter and receiver sites in connection with its RAN sharing agreement with Telefonica and recognized $21.4 million in restructuring costs that we expect to be disbursed over the next eight years. Under this agreement, Telefonica will permit Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum, allowing us to downsize our network. We expect to incur further restructuring costs of approximately $30.0 million during the remainder of 2017 in connection with the termination of an additional 1,400 transmitter and receiver sites in low-usage areas, which would reduce future operating expenses from savings in rent, maintenance and energy costs. The actual amount of future savings will depend on our ability to early terminate the remaining leases and related agreements, among other factors. In addition, Nextel Brazil is foregoing the construction of approximately 700 new transmitter and receiver sites, which is allowing us to avoid approximately $50.0 million in capital expenditures that we would otherwise have incurred through the end of 2017, as well as related future operating expenses. Separately, Nextel Brazil expects to dismantle approximately 1,000 iDEN transmitter and receiver sites in non-core areas, which we expect will result in approximately $50.0 million in restructuring costs.

c.    Corporate

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Service and other revenues	$30	$54	$(24)	(44)%
General and administrative expenses	(7,288)	(11,858)	4,570	(39)%
Segment losses	$(7,258)	$(11,804)	$4,546	(39)%
Segment losses decreased $4.5 million, or 39%, in the three months ended March 31, 2017 compared to the same period in 2016 primarily due a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force and lower information technology costs resulting from the reorganization of certain roles and responsibilities between our Brazil and corporate teams.

Liquidity and Capital Resources
As of March 31, 2017, we had a working capital deficit of $153.4 million compared to a working capital deficit of $119.7 million as of December 31, 2016. As of March 31, 2017, our working capital included $200.8 million in cash and cash equivalents, of which $1.9 million was held by Nextel Brazil in Brazilian reais, and $12.4 million in short-term investments, which was also held in Brazilian reais. As of March 31, 2017, we had $92.5 million of cash collateral securing the remaining performance bonds, of which we recorded $58.1 million as a component of other assets and the remaining $34.4 million as a component of prepaid expenses and other in our condensed consolidated balance sheet. As of March 31, 2017, we also had $163.5 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet. On May 5, 2017, $45.6 million of this amount held in escrow was released to us, and we expect an additional $38.6 million in escrowed funds will be released to us in the second quarter of 2017 when the settlement of the tax audit for the year ended December 31, 2010 is finalized. See Note 4 to our condensed consolidated financial statements for more information.
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

Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash and cash equivalents, beginning of period	$257,380	$342,184
Net cash used in operating activities	(45,301)	(18,160)
Net cash provided by investing activities	31,962	33,660
Net cash used in financing activities	(43,064)	(24,656)
Effect of exchange rate changes on cash and cash equivalents	(145)	(340)
Cash and cash equivalents, end of period	$200,832	$332,688

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $45.3 million of cash in our operating activities during the three months ended March 31, 2017 compared to $18.2 million in the three months ended March 31, 2016, despite a $13.2 million improvement in consolidated segment earnings over the same period. The $45.3 million in cash used in our operating activities during the three months ended March 31, 2017 primarily consisted of $18.6 million in cash used to make an annual spectrum payment, as well as the payment of an annual bonus to Nextel Brazil employees.

Our investing activities provided us with $32.0 million of cash during the three months ended March 31 2017, primarily due to $64.5 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $27.6 million in cash capital expenditures. Our investing activities provided us with $33.7 million of cash during the three months ended March 31, 2016, primarily due to $54.6 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $8.4 million in cash capital expenditures.

We used $43.1 million of cash in our financing activities during the three months ended March 31, 2017, primarily due to a $24.6 million semi-annual principal payment under Nextel Brazil's equipment financing facility and $17.5 million in principal payments under our local bank loans. We used $24.7 million of cash in financing activities during the three months ended March 31, 2016, primarily due to a $24.4 million semi-annual principal payment under Nextel Brazil's equipment financing facility.

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

There were no material changes to our total contractual obligations during the three months ended March 31, 2017 as described in our annual report on Form 10-K for the year ended December 31, 2016.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $9.5 million and $7.6 million for the three months ended March 31, 2017 and 2016, respectively. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect to continue these efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network.
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

Covenants Under Financing Agreements. As of March 31, 2017, we had $230.9 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 5 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant semiannually in connection with the agreements governing Nextel Brazil's local bank loans. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance will be required with respect to the net debt financial covenant. As a result, the next measurement date for this financial covenant will be December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. If we are unable to negotiate amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of March 31, 2017. In addition, Nextel Brazil's local bank loans and its equipment financing facility each contain cross-acceleration provisions.
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
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. Based on our current outlook, we believe it is unlikely that we will satisfy the applicable financial covenants included in Nextel Brazil's equipment financing facility as of the next measurement date at December 31, 2017. As of March 31, 2017, we had $269.1 million principal amount outstanding under Nextel Brazil's equipment financing facility. As a result of the events of default described below, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of March 31, 2017.
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
Future Outlook, Liquidity and Going Concern.  As of March 31, 2017, our sources of funding included $213.2 million in cash and short-term investments, $163.5 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $92.5 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative for the remainder of 2017. In addition, we expect that our capital expenditures for the remainder of 2017 will be at levels similar to those experienced in 2016. From April 1 to December 31, 2017, we estimate that we will be required to pay approximately $160.0 million for principal and interest in connection with our debt service obligations, including capital leases. This amount includes principal payments of $66.3 million and estimated interest payments of $19.4 million related to our local loans in Brazil, based on current foreign currency exchange rates, and principal payments of $24.5 million and estimated interest payments of $4.7 million related to Nextel Brazil's equipment financing facility. In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provide, among other things, a 120-day standstill period, effective March 2, 2017, during which time we are not required to pay an estimated $25.2 million in principal related to Nextel Brazil's local bank loans. We are in discussions with the lenders of Nextel Brazil's local bank loans and its equipment financing facility and are actively working to negotiate long-term modifications to these financing arrangements during this standstill period. If we are successful in these negotiations, we may receive relief from the principal payments for the next several years. If we are unsuccessful in securing long-term amendments to these financing arrangements, we believe our current sources of funding may not be adequate to fund our business beyond the first quarter of 2018. Furthermore, our business plan contemplates the release of cash held in escrow and pledged to secure performance bonds. If the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted. If we cannot reach an agreement with our lenders to modify the terms of our loans or obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, we would need to obtain additional funding within the next nine months and significantly reduce our planned spending to further preserve our liquidity. If we are unsuccessful with these actions, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due.
If we cannot obtain waivers for the existing events of default under Nextel Brazil's equipment financing facility and for the applicable financial covenants we are required to meet as of the December 31, 2017 measurement date, modify the repayment terms of our loans, obtain suitable financing if and when it is required, or obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due. The combination of these conditions continues to raise substantial doubt about our ability to continue as a going concern.
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

Effect of New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," which will provide us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for interim and annual reporting periods beginning on January 1, 2018, at which point we plan to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application, with disclosure of results under the new and old standards for the first year of adoption. We are in the process of evaluating the available adoption methods.
We expect that the new guidance will have a material impact on our condensed consolidated financial statements. Upon adoption, we expect that a portion of our revenues related to service plans that are sold concurrently with a subsidized handset will be reallocated from service and other revenues to handset and accessory revenues and that these revenues will be recognized at an earlier point in time compared to our current accounting under the existing authoritative guidance. We also expect that the timing of expense recognition related to certain of our contract acquisition costs, such as sales commissions, will be impacted as these expenses will be capitalized as incurred under the new standard.

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

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2016 and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2017, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2016.

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
As of March 31, 2017, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in Nextel Brazil's control environment and information and communication processes. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2016.
Our remediation efforts related to this material weakness are ongoing. On April 25, 2017, Nextel Brazil hired a new chief executive officer, who is expected to bring an increased commitment to establishing an appropriate tone at the top in Brazil, by reinforcing compliance with our code of conduct and other corporate policies. In addition, we are designing controls to identify and evidence the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations in Brazil.
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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2017 - January 31, 2017	163	(1)	$2.50	163
February 1, 2017 - February 28, 2017	169	(1)	2.08	169
March 1, 2017 - March 31, 2017	64	(1)	1.52	64
Total	396	(1)	2.16	396	$—

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
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: May 10, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.