Form 10-Q
period 2017-06-30
NII HOLDINGS INC
filed 2017-08-09
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 3, 2017
Common Stock, $0.001 par value per share	100,483,280

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$219,555	$257,380
Short-term investments	62,856	73,859
Accounts receivable, net of allowance for doubtful accounts of $56,475 and $54,221	138,097	153,806
Handset and accessory inventory	3,292	8,295
Prepaid expenses and other	234,920	280,145
Total current assets	658,720	773,485
Property, plant and equipment, net	104,833	129,475
Intangible assets, net	196,748	243,681
Other assets	237,733	271,868
Total assets	$1,198,034	$1,418,509

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$54,650	$69,186
Accrued expenses and other	240,390	271,899
Deferred revenues	7,593	11,614
Current portion of long-term debt	495,921	540,474
Total current liabilities	798,554	893,173
Long-term debt	208,269	215,842
Other long-term liabilities	194,827	143,472
Total liabilities	1,201,650	1,252,487
Contingencies (Note 7)
Stockholders’ (deficit) equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,383 shares issued and outstanding — 2017, 100,258 shares issued and outstanding — 2016	100	100
Paid-in capital	2,079,639	2,076,612
Accumulated deficit	(2,012,239)	(1,834,756)
Accumulated other comprehensive loss	(71,116)	(75,934)
Total stockholders’ (deficit) equity	(3,616)	166,022
Total liabilities and stockholders’ (deficit) equity	$1,198,034	$1,418,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts) Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenues
Service and other revenues	$220,079	$243,122	$463,572	$463,724
Handset and accessory revenues	5,055	6,091	12,517	12,046
	225,134	249,213	476,089	475,770
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	87,842	81,910	190,550	171,934
Cost of handsets and accessories	13,041	8,861	21,707	20,027
Selling, general and administrative	129,612	135,922	264,078	269,333
Impairment, restructuring and other charges	54,235	10,557	126,174	16,472
Depreciation	5,717	29,660	14,603	59,770
Amortization	3,618	11,054	7,757	21,049
	294,065	277,964	624,869	558,585
Operating loss	(68,931)	(28,751)	(148,780)	(82,815)
Other (expense) income
Interest expense, net	(26,405)	(27,181)	(57,967)	(52,403)
Interest income	7,808	10,802	16,944	20,526
Foreign currency transaction (losses) gains, net	(13,352)	43,356	(1,977)	82,998
Other income (expense), net	7,186	(2,446)	5,413	(4,942)
	(24,763)	24,531	(37,587)	46,179
Loss from continuing operations before reorganization items and income tax benefit (provision)	(93,694)	(4,220)	(186,367)	(36,636)
Reorganization items	449	(223)	447	(598)
Income tax benefit (provision)	5,778	(353)	5,778	(369)
Net loss from continuing operations	(87,467)	(4,796)	(180,142)	(37,603)
Income (loss) from discontinued operations, net of income taxes	2,697	(5,075)	2,659	(8,856)
Net loss	$(84,770)	$(9,871)	$(177,483)	$(46,459)

Net loss from continuing operations per common share, basic and diluted	$(0.87)	$(0.05)	$(1.80)	$(0.37)
Net income (loss) from discontinued operations per common share, basic and diluted	0.02	(0.05)	0.03	$(0.09)
Net loss per common share, basic and diluted	$(0.85)	$(0.10)	$(1.77)	$(0.46)

Weighted average number of common shares outstanding, basic and diluted	100,298	100,013	100,279	100,009

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$12,386	$105,489	$4,818	$188,993
Other comprehensive income	12,386	105,489	4,818	188,993
Net loss	(84,770)	(9,871)	(177,483)	(46,459)
Total comprehensive (loss) income	$(72,384)	$95,618	$(172,665)	$142,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2016	100,258	$100	$2,076,612	$(1,834,756)	$(75,934)	$166,022
Net loss	—	—	—	(177,483)	—	(177,483)
Other comprehensive income	—	—	—	—	4,818	4,818
Share-based compensation activity	125	—	3,027	—	—	3,027
Balance, June 30, 2017	100,383	$100	$2,079,639	$(2,012,239)	$(71,116)	$(3,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash flows from operating activities:
Net loss	$(177,483)	$(46,459)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(2,659)	8,856
Amortization of debt premiums and financing costs	(1,796)	(38)
Depreciation and amortization	22,360	80,819
Provision for losses on accounts receivable	43,164	38,506
Foreign currency transaction losses (gains), net	1,977	(82,998)
Impairment charges and losses on disposals of fixed assets	67,038	8,573
Share-based payment expense	2,781	3,634
Other, net	1,000	1,448
Change in assets and liabilities:
Accounts receivable	(29,714)	(30,333)
Prepaid value-added taxes	13,889	17,915
Handset and accessory inventory	4,139	12,239
Prepaid expenses and other	(1,592)	9,423
Other long-term assets	(16,902)	(7,051)
Accrued value-added taxes	(210)	(4,126)
Other long-term liabilities	52,978	7,845
Accounts payable, accrued expenses, deferred revenues and other	(25,407)	(10,223)
Net cash (used in) provided by operating activities	(46,437)	8,030
Cash flows from investing activities:
Capital expenditures	(36,991)	(35,662)
Purchases of investments	(454,223)	(504,932)
Proceeds from sales of investments	466,680	512,860
Change in restricted cash and other deposits	29,742	33,706
Other, net	(1,985)	(2,490)
Total investing cash provided by continuing operations	3,223	3,482
Total investing cash provided by discontinued operations	49,491	13,545
Net cash provided by investing activities	52,714	17,027
Cash flows from financing activities:
Repayments under equipment financing facility and local bank loans	(42,168)	(27,905)
Repayments under capital leases and other	(2,119)	(675)
Net cash used in financing activities	(44,287)	(28,580)
Effect of exchange rate changes on cash and cash equivalents	185	(601)
Net decrease in cash and cash equivalents	(37,825)	(4,124)
Cash and cash equivalents, beginning of period	257,380	342,184
Cash and cash equivalents, end of period	$219,555	$338,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. As of June 30, 2017, almost all of our financial and other resources are allocated to, and substantially all of our revenues are generated from, our operations in Brazil.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements contained in our quarterly report on Form 10-Q for the three months ended March 31, 2017. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Partnership Agreement. On June 5, 2017, we and AINMT Holdings AB, or AINMT, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of ours and AINMT, entered into an agreement to partner in the ownership of Nextel Brazil. This investment agreement provides for an initial investment by AINMT of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of NII, which will indirectly own Nextel Brazil, in exchange for 30% ownership in Nextel Holdings and grants AINMT an option to invest an additional $150.0 million in Nextel Holdings. If AINMT exercises this option, AINMT's total $200.0 million investment would result in a 60% controlling stake in Nextel Holdings.
AINMT's initial investment was completed on July 20, 2017. Prior to the closing of the initial investment, we contributed $116.6 million in cash to Nextel Holdings. In connection with and subsequent to the closing of the initial investment, we contributed an additional $56.8 million to Nextel Holdings, representing all of our freely distributable cash outside of Nextel Brazil, including proceeds released from escrowed funds from the sale of Nextel Mexico received to date, less $50.0 million we retained for our expenses outside of the partnership. We have also agreed to contribute proceeds arising from the release of escrowed funds from the sale of Nextel Mexico from time to time as they are released.
In the second stage of the transaction, AINMT will have an option, exercisable on or prior to November 15, 2017, to invest an additional $150.0 million in Nextel Holdings, which would increase its ownership to 60%. The closing of the second investment is subject to the satisfaction of certain conditions, including approval by our stockholders, receipt of required third party consents and regulatory approvals, transfer of certain guarantees to Nextel Holdings and amendment of each of Nextel Brazil's existing credit facilities. If AINMT exercises its option to make the additional $150.0 million investment in Nextel Holdings, we will seek stockholder approval for the transactions contemplated by this second investment. If AINMT exercises the option, the option may still terminate if the second investment is not completed by January 31, 2018. If and when the second investment closes, we expect to hold a 40% stake in Nextel Holdings and indirectly in Nextel Brazil. Until the second investment closes, we will continue to have a controlling interest in Nextel Brazil and will continue to consolidate this entity and its subsidiaries.
Pursuant to the investment agreement, we have agreed to conduct Nextel Brazil's business in the ordinary course and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relationships.
Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might result from the occurrence of the uncertainties described below.
Over the course of the last two years, we have implemented changes in our business to better align our organization and costs with our available sources of funding, as well as to respond to the impact of the current and expected economic and competitive conditions in Brazil. These changes have included improvements to our operations and the implementation of cost savings measures, spending reductions and headcount reductions.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2017, our sources of funding included $282.4 million of cash and short-term investments, $113.8 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $48.5 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. In addition, in July 2017, we received $50.0 million in connection with our partnership agreement with AINMT. Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative for the remainder of 2017. In addition, we expect that our capital expenditures for 2017 will be at levels similar to those experienced in 2016. Based on our projected cash flows, we believe our current sources of funding are adequate to fund our business through the third quarter of 2018.
In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to the loan agreements. The amendments provided, among other things, a 120-day standstill period, effective March 2, 2017, during which time we were not required to pay 84.4 million Brazilian reais, or an estimated $25.2 million based on current foreign currency exchange rates, in principal related to Nextel Brazil's local bank loans. In August 2017, Nextel Brazil and the lenders of our local bank loans agreed to extensions of the previous standstill agreements through October 31, 2017, pursuant to which we are not required to pay an additional estimated $25.2 million in principal related to Nextel Brazil's local bank loans. In addition, upon making the next semi-annual principal payment to the lender of Nextel Brazil's equipment financing facility, which is due in August 2017, we agreed to pay the lenders of our local bank loans the $25.2 million of principal deferred under the original standstill agreement. To the extent Nextel Brazil is unable to finalize long-term amendments by October 31, 2017, we will be required to make catch-up principal payments totaling approximately $25.2 million, followed by the resumption of the amortization schedule contained in the amended agreements.
In August 2017, we reached preliminary non-binding agreements with our lenders on the key terms to amend Nextel Brazil's equipment financing facility and its local bank loans. Among other changes, the terms provide for the deferral of principal payments until the end of 2021 and a holiday for financial covenant compliance until June 30, 2020. In exchange for these changes, Nextel Brazil would grant additional security interests to the lenders in the form of preferential rights to amounts held in certain of Nextel Brazil’s bank accounts, among other things. These terms must be finalized in formal amendment agreements, and the final amendments remain subject to review and approval by the lenders. There is no guarantee that we will be able to finalize these amendments on terms acceptable to us or at all. If we are unable to finalize the amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. If we are successful in obtaining amendments to Nextel Brazil's financing agreements, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business beyond 2018.
Our sources of funding assume the release of cash held in escrow and cash pledged to secure performance bonds. If the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted. In addition, if we cannot finalize the amendments to modify the terms of Nextel Brazil’s financing arrangements or obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, we would need to obtain additional funding and/or significantly reduce our planned spending to further preserve our liquidity.
In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provided for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance was required with respect to the net debt financial covenant. As a result, absent further waivers, the next measurement date for this financial covenant will be December 31, 2017. Likewise, in connection with the agreement and related amendments governing Nextel Brazil's equipment financing facility, we are required to meet certain financial covenants semiannually beginning on December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in both of Nextel Brazil's local bank loans and in its equipment financing facility as of the next measurement date at December 31, 2017. If we are unable to finalize the amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. In addition, these loan agreements contain cross-acceleration provisions. As of June 30, 2017, we had $218.3 million principal amount outstanding under Nextel Brazil's local bank loans and $269.1 million principal amount outstanding under Nextel Brazil's equipment financing facility. See Note 5 for more information.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, in December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 megahertz, or MHz, of spectrum in the 1.8 gigahertz, or GHz, band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. Nextel Brazil elected to accept the government-provided financing for the remaining amount due for the spectrum. Based on recent discussions with the lender of Nextel Brazil's equipment financing facility, we expect that Nextel Brazil will be able to successfully secure waivers from this lender for Nextel Brazil's incurrance and maintenance of this spectrum financing. In addition, we expect that Nextel Brazil will secure waivers relating to an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. Until waivers are secured, these events of default remain outstanding, and the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable.
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
New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," which will provide us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for interim and annual reporting periods beginning on January 1, 2018, at which point we plan to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application, with disclosure of results under the new and old standards for the first year of adoption. We expect to utilize the modified retrospective method.
We expect that the new guidance will have a material impact on our financial statements. Upon adoption, we expect that a portion of our revenues related to service plans that are sold concurrently with a subsidized handset will be reallocated from service and other revenues to handset and accessory revenues and that these revenues will be recognized at an earlier point in time compared to our current accounting under the existing authoritative guidance. We also expect that the timing of expense recognition related to certain of our contract acquisition costs, such as sales commissions, will be impacted as these expenses will be capitalized and amortized under the new standard.

Note 2.	Impairment, Restructuring and Other Charges
Asset Impairments.

During the first quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of this segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $66.0 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values and allocated this impairment charge on a pro rata basis between property, plant and equipment and spectrum licenses.

During the second quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that its carrying value was recoverable based on the equity valuation implied in connection with our partnership agreement with AINMT. See Note 1 for more information related to this agreement.

During the three and six months ended June 30, 2016, Nextel Brazil recognized $7.3 million and $8.2 million in non-cash asset impairment charges, respectively, the majority of which related to the abandonment of certain transmitter and receiver sites that are no longer required in its business.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring Charges.

During the three and six months ended June 30, 2017, Nextel Brazil recognized $49.3 million and $52.6 million in restructuring costs, respectively, the majority of which related to future lease costs for approximately 1,000 transmitter and receiver sites in low-usage areas in connection with Nextel Brazil's radio access network, or RAN, sharing agreement. In addition, during the second quarter of 2017, Nextel Brazil recognized $4.4 million in severance and other related costs resulting from the separation of certain executive level employees.

During the three and six months ended June 30, 2016, we recognized $1.3 million and $3.0 million, respectively, in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. During the three and six months ended June 30, 2016, Nextel Brazil recognized $2.0 million and $5.3 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in its business and the closing of office space.

Total impairment, restructuring and other charges for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Brazil	$53,938	$9,244	$125,631	$13,509
Corporate	297	1,313	543	2,963
Total impairment, restructuring and other charges	$54,235	$10,557	$126,174	$16,472
As of June 30, 2017, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2016	$24,103
Restructuring charges	57,553
Cash payments	(10,757)
Foreign currency translation adjustment	(2,600)
Balance, June 30, 2017	$68,299

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash in escrow — Nextel Mexico sale	$113,812	$163,435
Cash collateral related to performance bonds	45,416	30,928
Value-added taxes	26,749	29,829
Prepayment for roaming and radio access network, or RAN, sharing agreements	18,486	27,731
Other prepaid expenses	25,358	23,020
Other current assets	5,099	5,202
	$234,920	$280,145

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
During the three and six months ended June 30, 2017 and 2016, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$489	$675
Building and leasehold improvements	978	1,489
Network equipment, communication towers and network software	80,849	95,298
Software, office equipment, furniture and fixtures and other	11,987	10,952
Less: Accumulated depreciation	(5,134)	—
	89,169	108,414
Construction in progress	15,664	21,061
	$104,833	$129,475

Intangible Assets, Net.
Our intangible assets include the following:

		June 30, 2017			December 31, 2016
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$184,962	$(1,813)	$183,149	$226,426	$—	$226,426
Customer relationships	4	15,299	(1,700)	13,599	17,255	—	17,255
		$200,261	$(3,513)	$196,748	$243,681	$—	$243,681
Based on the carrying amount of our intangible assets as of June 30, 2017 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2017	$15,343
2018	15,172
2019	11,347
2020	7,522
2021	7,522
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets.
The components of our other long-term assets are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Brazil judicial deposits	$123,200	$85,123
Prepayment for roaming and RAN sharing agreements	25,253	56,523
Cash collateral related to performance bonds	3,094	37,433
Other	86,186	92,789
	$237,733	$271,868

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Network system and information technology	$49,336	$50,286
Contingencies	48,316	54,260
Payroll related items and commissions	32,744	45,187
Non-income based taxes	11,548	28,158
Capital expenditures	6,430	17,514
Other	92,016	76,494
	$240,390	$271,899

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued lease terminations and other restructuring charges	$74,439	$31,365
Non-current withholding taxes	61,001	55,078
Other	59,387	57,029
	$194,827	$143,472

Accumulated Other Comprehensive Loss. As of June 30, 2017 and December 31, 2016, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of June 30, 2017 and December 31, 2016, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$36,991	$35,662
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(18,552)	(24,531)
	$18,439	$11,131
In connection with the completion of the sale of Nextel Argentina in January 2016, the promissory note that was initially issued in connection with that transaction was canceled. Other than the cancellation of this promissory note in the first quarter of 2016, we did not have any significant non-cash investing or financing activities during the six months ended June 30, 2017 and 2016.
Revenue-Based Taxes.  We record certain revenue-based taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and six months ended June 30, 2017, we recognized $6.9 million and $17.0 million, respectively, in revenue-based taxes. For the three and six months ended June 30, 2016, we recognized $11.5 million and $25.3 million, respectively, in revenue-based taxes.
Diluted Net Loss Per Common Share.  As presented for the three and six months ended June 30, 2017 and 2016, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three and six months ended June 30, 2017, we did not include 3.6 million and 3.5 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three and six months ended June 30, 2017, we did not include 0.3 million and 0.4 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for both the three and six months ended June 30, 2016, we did not include 3.6 million stock options in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three and six months ended June 30, 2016, we did not include 0.8 million and 0.9 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Note 4.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. As of June 30, 2017, $69.7 million of the cash held in escrow has been released to us and $113.8 million remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. An additional $3.8 million was released to us in July 2017. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account other than for claims relating to the 2012 tax year totaling not more than $3.8 million.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for the years 2010 through 2014. Of the total potential tax claims, $12.2 million relates to actual assessments that Nextel Mexico has received. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the audit of Nextel Mexico’s income tax return for 2010. Of the remaining $74.5 million of potential tax claims, $49.0 million relates to the years 2011 and 2012, and $25.5 million relates to the years 2013 and 2014.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are in discussions with the Mexican tax authorities in an effort to settle these audits in order to accelerate the release of the remaining amount in escrow. While we have recently experienced delays with the Mexican tax authorities, we believe that the audits related to the years 2010, 2011 and 2012 are nearing completion, and we are vigorously defending our tax deductions and calculations related to those years. We have not yet received any formal communication about disputed matters from the Mexican tax authorities related to the years 2013 and 2014, and we have informed New Cingular Wireless that we do not believe the associated amounts represent valid claims against our funds held in escrow. While all of these audits are still undergoing investigation, we believe that we will be able to utilize existing federal tax credits to settle any potential exposure to the audit for the years 2010 and 2011. We have not accrued any liabilities related to any of the years under audit as we do not currently believe the amounts are probable of loss.
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

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans do not represent the outstanding principal balances. The components of our debt are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Brazil equipment financing facility	$267,438	$291,597
Brazil bank loans	220,605	242,076
Brazil spectrum financing	122,629	125,684
Brazil capital lease and tower financing obligations	93,284	96,722
Other	234	237
Total debt	704,190	756,316
Less: current portion	(495,921)	(540,474)
	$208,269	$215,842

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
In July 2016, Nextel Brazil elected to accept the government-provided financing for the remaining amount due for spectrum. Based on recent discussions with the lender of Nextel Brazil's equipment financing facility, we expect that Nextel Brazil will be able to successfully secure waivers from this lender for Nextel Brazil's incurrance and maintenance of the government-provided spectrum financing. In addition, we expect that Nextel Brazil will secure waivers relating to an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. Until waivers are secured, these events of default remain outstanding, and the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable. Because of these events of default, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of June 30, 2017. As of June 30, 2017, we had $269.1 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this facility.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brazil Bank Loans. In connection with the agreements governing Nextel Brazil's local bank loans, we are required to meet a net debt financial covenant semiannually. In February 2017, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the December 31, 2016 measurement date. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance was required with respect to the net debt financial covenant. Starting on December 31, 2017, and on each six-month anniversary thereafter, Nextel Brazil must maintain a net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio over the trailing 12 months of no greater than 2.5. In addition, in February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provided, among other things, a 120-day standstill period, effective March 2, 2017, during which time no amortization payments were required with respect to the related loans. In August 2017, Nextel Brazil and the lenders of our local bank loans agreed to extensions of the previous standstill agreements through October 31, 2017, pursuant to which we are not required to pay an additional 84.4 million Brazilian reais, or an estimated $25.2 million based on current foreign currency exchange rates, in principal related to Nextel Brazil's local bank loans. In addition, upon making the next semi-annual principal payment to the lender of Nextel Brazil's equipment financing facility, which is due in August 2017, we agreed to pay the lenders of our local bank loans the $25.2 million of principal deferred under the original standstill agreement. To the extent Nextel Brazil is unable to finalize long-term amendments by October 31, 2017, we will be required to make catch-up principal payments totaling approximately $25.2 million, followed by the resumption of the amortization schedule contained in the amended agreements.
Based on our current outlook, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. If we are unable to finalize the amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2017. As of June 30, 2017, we had $218.3 million principal amount outstanding under Nextel Brazil's local bank loans.
In August 2017, we reached preliminary non-binding agreements with our lenders on the key terms to amend Nextel Brazil's equipment financing facility and its local bank loans. Among other changes, the terms provide for the deferral of principal payments until the end of 2021 and a holiday for financial covenant compliance until June 30, 2020. In exchange for these changes, Nextel Brazil would grant additional security interests to the lenders in the form of preferential rights to amounts held in certain of Nextel Brazil’s bank accounts, among other things. These terms must be finalized in formal amendment agreements, and the final amendments remain subject to review and approval by the lenders. There is no guarantee that we will be able to finalize these amendments on terms acceptable to us or at all.

Note 6.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of June 30, 2017 and December 31, 2016, available-for-sale securities held by Nextel Brazil included $62.7 million and $73.8 million, respectively, in investment funds. As of June 30, 2017, available-for-sale securities held by Nextel Brazil also included an immaterial amount in certificates of deposit with a Brazilian bank. These funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. During the three and six months ended June 30, 2017 and 2016, we did not have any material unrealized gains or losses associated with these investments.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$267,438	$257,967	$291,597	$280,893
Brazil bank loans and other	220,839	206,727	242,313	221,458
Brazil spectrum financing	122,629	102,518	125,684	117,059
	$610,906	$567,212	$659,594	$619,410
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

Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, Nextel Brazil had accrued liabilities of $76.7 million and $76.8 million, respectively, related to contingencies, of which $2.8 million and $1.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $620.0 million as of June 30, 2017. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 8.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2016, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2017 and subsequent years. We maintained this same valuation allowance position through the second quarter of 2017.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2017
Operating revenues	$225,105	$29	$225,134
Segment earnings (losses)	$3,080	$(8,441)	$(5,361)
Less:
Impairment, restructuring and other charges			(54,235)
Depreciation and amortization			(9,335)
Foreign currency transaction losses, net			(13,352)
Interest expense and other, net			(11,411)
Loss from continuing operations before reorganization items and income tax provision			$(93,694)
Capital expenditures	$8,988	$—	$8,988

Three Months Ended June 30, 2016
Operating revenues	$249,168	$45	$249,213
Segment earnings (losses)	$32,256	$(9,736)	$22,520
Less:
Impairment, restructuring and other charges			(10,557)
Depreciation and amortization			(40,714)
Foreign currency transaction gains, net			43,356
Interest expense and other, net			(18,825)
Loss from continuing operations before reorganization items and income tax provision			$(4,220)
Capital expenditures	$3,575	$—	$3,575

Six Months Ended June 30, 2017
Operating revenues	$476,030	$59	$476,089
Segment earnings (losses)	$15,453	$(15,699)	$(246)
Less:
Impairment, restructuring and other charges			(126,174)
Depreciation and amortization			(22,360)
Foreign currency transaction losses, net			(1,977)
Interest expense and other, net			(35,610)
Loss from continuing operations before reorganization items and income tax provision			$(186,367)
Capital expenditures	$18,439	$—	$18,439

Six Months Ended June 30, 2016
Operating revenues	$475,671	$99	$475,770
Segment earnings (losses)	$36,016	$(21,540)	$14,476
Less:
Impairment, restructuring and other charges			(16,472)
Depreciation and amortization			(80,819)
Foreign currency transaction gains, net			82,998
Interest expense and other, net			(36,819)
Loss from continuing operations before reorganization items and income tax provision			$(36,636)
Capital expenditures	$11,131	$—	$11,131

June 30, 2017
Identifiable assets	$862,217	$335,817	$1,198,034
December 31, 2016
Identifiable assets	$1,000,098	$418,411	$1,418,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2017 and December 31, 2016 and our consolidated results of operations for the three- and six-month periods ended June 30, 2017 and 2016; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
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

Partnership Agreement

On June 5, 2017, we and AINMT Holdings AB, or AINMT, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of ours and AINMT, entered into an agreement to partner in the ownership of Nextel Brazil. This investment agreement provides for an initial investment by AINMT of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of NII, which will indirectly own Nextel Brazil, in exchange for 30% ownership in Nextel Holdings and grants AINMT an option to invest an additional $150.0 million in Nextel Holdings. If AINMT exercises this option, AINMT's total $200.0 million investment would result in a 60% controlling stake in Nextel Holdings.
AINMT's initial investment was completed on July 20, 2017. Prior to the closing of the initial investment, we contributed $116.6 million in cash to Nextel Holdings. In connection with and subsequent to the closing of the initial investment, we contributed an additional $56.8 million to Nextel Holdings, representing all of our freely distributable cash outside of Nextel Brazil, including proceeds released from escrowed funds from the sale of Nextel Mexico received to date, less $50.0 million we retained for our expenses outside of the partnership. We have also agreed to contribute proceeds arising from the release of escrowed funds from the sale of Nextel Mexico from time to time as they are released.
In the second stage of the transaction, AINMT will have an option, exercisable on or prior to November 15, 2017, to invest an additional $150.0 million in Nextel Holdings, which would increase its ownership to 60%. The closing of the second investment is subject to the satisfaction of certain conditions, including approval by our stockholders, receipt of required third party consents and regulatory approvals, transfer of certain guarantees to Nextel Holdings and amendment of each of Nextel Brazil's existing credit facilities. If AINMT exercises its option to make the additional $150.0 million investment in Nextel Holdings, we will seek stockholder approval for the transactions contemplated by this second investment. If AINMT exercises the option, the option may still terminate if the second investment is not completed by January 31, 2018. If and when the second investment closes, we expect to hold a 40% stake in Nextel Holdings and indirectly in Nextel Brazil. Until the second investment closes, we will continue to have a controlling interest in Nextel Brazil and will continue to consolidate this entity and its subsidiaries.
Pursuant to the investment agreement, we have agreed to conduct Nextel Brazil's business in the ordinary course and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relationships.

Nextel Brazil Business Update

Business Overview. We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where we believe there is a concentration of Brazil's business users and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil's wideband code division multiple access, or WCDMA, network enables us to offer a wide range of products and services supported by that technology, including data services provided at substantially higher speeds than can be delivered on our legacy integrated digital enhanced network, or iDEN.
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
As of June 30, 2017, Nextel Brazil had about 3.428 million total subscriber units in commercial service, which we estimate to be about 5% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
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
As a result of the weak economy and challenging competitive environment in Brazil, we implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results. These have included lower investments in costs to support subscriber growth, reductions in capital expenditures, significant reductions in our headquarters staff through the reorganization of certain roles and responsibilities between our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. While some of these initiatives have led to better operating results, the challenges we face in Brazil, together with our debt service requirements, are placing significant pressure on our ability to fund our business beyond the third quarter of 2018. As a result, in February 2017, we and the lenders of our local bank loans in Brazil entered into amendments to these loan agreements under which principal payments were suspended for four months, and in August 2017, we and these lenders agreed to extensions of the previous standstill agreements through October 31, 2017. In addition, in August 2017, we reached preliminary non-binding agreements with our lenders on the key terms to amend Nextel Brazil's equipment financing facility and its local bank loans. Among other changes, these terms provide for the deferral of principal payments until the end of 2021 and a holiday for financial covenant compliance until June 30, 2020. In exchange for these changes, Nextel Brazil would grant additional security interests to the lenders in the form of preferential rights to amounts held in certain of Nextel Brazil’s bank accounts, among other things. These terms must be finalized in formal amendment agreements, and the final amendments remain subject to review and approval by the lenders. Although there is no guarantee that we will be able to finalize these amendments on terms acceptable to us or at all, we currently expect that we will reach agreement on changes to our financing arrangements that will help to support our business. In addition, as noted above, in July 2017, we entered into a partnership agreement with AINMT that may result in an additional investment of $150.0 million in our business. The long-term viability of our business is dependent on the successful outcome of one or more of the external processes described above.

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
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2017 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 annual report on Form 10-K.

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

	Three Months Ended June 30,		Actual Percent Change From Prior Year
	2017	2016
Brazilian real	3.21	3.51	9%

	Six Months Ended June 30,		Actual Percent Change From Prior Year
	2017	2016
Brazilian real	3.17	3.71	15%

During 2016, foreign currency exchange rates in Brazil generally appreciated in value relative to the U.S. dollar. During the first half of 2017, the foreign currency exchange rates experienced a slight appreciation compared to the rate in effect at the end of the prior year. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2016, as well as at the end of the first and second quarters of 2017.

	2016				2017
	March	June	September	December	March	June
Brazilian real	3.56	3.21	3.25	3.26	3.13	3.31

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and six months ended June 30, 2016 to amounts that would have resulted if the average foreign currency exchange rates for the three and six months ended June 30, 2016 were the same as the average foreign currency exchange rates that were in effect for the three and six months ended June 30, 2017; and (ii) by comparing the constant currency financial measures for the three and six months ended June 30, 2016 to the actual financial measures for the three and six months ended June 30, 2017. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three and six months ended June 30, 2016. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	June 30, 2017	June 30, 2016	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Brazil segment earnings	3,080	32,256	(29,176)	(90)%	(91)%
Corporate segment losses	(8,441)	(9,736)	1,295	(13)%	(13)%
Consolidated segment (losses) earnings	(5,361)	22,520	(27,881)	(124)%	(115)%
Impairment, restructuring and other charges	(54,235)	(10,557)	(43,678)	NM	NM
Depreciation and amortization	(9,335)	(40,714)	31,379	(77)%	(79)%
Operating loss	(68,931)	(28,751)	(40,180)	140%	127%
Interest expense, net	(26,405)	(27,181)	776	(3)%	(15)%
Interest income	7,808	10,802	(2,994)	(28)%	(34)%
Foreign currency transaction (losses) gains, net	(13,352)	43,356	(56,708)	(131)%	(128)%
Other income (expense), net	7,186	(2,446)	9,632	NM	NM
Loss from continuing operations before reorganization items and income tax provision	(93,694)	(4,220)	(89,474)	NM	NM
Reorganization items	449	(223)	672	NM	NM
Income tax benefit (provision)	5,778	(353)	6,131	NM	NM
Net loss from continuing operations	(87,467)	(4,796)	(82,671)	NM	NM
Income (loss) from discontinued operations, net of income taxes	2,697	(5,075)	7,772	(153)%	(153)%
Net loss	$(84,770)	$(9,871)	$(74,899)	NM	NM

Six Months Ended
Brazil segment earnings	15,453	36,016	(20,563)	(57)%	(63)%
Corporate segment losses	(15,699)	(21,540)	5,841	(27)%	(27)%
Consolidated segment (losses) earnings	(246)	14,476	(14,722)	(102)%	(101)%
Impairment, restructuring and other charges	(126,174)	(16,472)	(109,702)	NM	NM
Depreciation and amortization	(22,360)	(80,819)	58,459	(72)%	(76)%
Operating loss	(148,780)	(82,815)	(65,965)	80%	61%
Interest expense, net	(57,967)	(52,403)	(5,564)	11%	(13)%
Interest income	16,944	20,526	(3,582)	(17)%	(29)%
Foreign currency transaction (losses) gains, net	(1,977)	82,998	(84,975)	(102)%	(102)%
Other income (expense), net	5,413	(4,942)	10,355	(210)%	(194)%
Loss from continuing operations before reorganization items and income tax provision	(186,367)	(36,636)	(149,731)	NM	NM
Reorganization items	447	(598)	1,045	(175)%	(175)%
Income tax benefit (provision)	5,778	(369)	6,147	NM	NM
Net loss from continuing operations	(180,142)	(37,603)	(142,539)	NM	NM
Income (loss) from discontinued operations, net of income taxes	2,659	(8,856)	11,515	(130)%	(130)%
Net loss	$(177,483)	$(46,459)	$(131,024)	282%	232%
_______________________________________
NM-Not Meaningful

We define segment (losses) earnings as operating loss before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment losses of $5.4 million and $0.2 million during the three and six months ended June 30, 2017 compared to consolidated segment earnings of $22.5 million and $14.5 million during the same periods in 2016. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized in the three and six months ended June 30, 2017 included $49.3 million and $52.6 million in restructuring costs, respectively, most of which related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and $4.4 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil. Consolidated impairment, restructuring and other charges recognized in the six months ended June 30, 2017 also included a $66.0 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values.

Consolidated impairment, restructuring and other charges recognized in the three and six months ended June 30, 2016 included $7.3 million and $8.2 million, respectively, in non-cash asset impairment charges related to the abandonment of transmitter and receiver sites in Brazil and $2.0 million and $5.3 million, respectively, in restructuring charges related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and the closing of office space. These charges also included $1.3 million and $3.0 million, respectively, in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

2.	Depreciation and amortization

The $31.4 million, or 77%, and $58.5 million, or 72%, decreases in consolidated depreciation and amortization on a reported basis, and 79% and 76% decreases on a constant currency basis, in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily resulted from the $1.34 billion non-cash asset impairment charge we recognized in 2016.

3.	Interest expense, net

Consolidated net interest expense remained relatively stable on a reported basis in the three months ended June 30, 2017 compared to the same period in 2016. Consolidated net interest expense increased $5.6 million, or 11%, on a reported basis in the six months ended June 30, 2017 compared to the same period in 2016 as a result of the impact of the appreciation in the Brazilian real on our reported results. Consolidated net interest expense decreased 15% and 13% on a constant currency basis over the same periods primarily due to principal payments under Nextel Brazil's equipment financing facility and local bank loans, partially offset by interest incurred under Nextel Brazil's spectrum financing arrangement.

4.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $13.4 million and $2.0 million recognized in the three and six months ended June 30, 2017 were primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated net liabilities. Consolidated foreign currency transaction gains of $43.4 million and $83.0 million recognized in the three and six months ended June 30, 2016 were primarily the result of the appreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's equipment financing facility.

b.    Nextel Brazil

	June 30, 2017	% of Nextel Brazil’s Operating Revenues	June 30, 2016	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$220,050	98%	$243,077	98%	$(23,027)	(9)%	(17)%
Handset and accessory revenues	5,055	2%	6,091	2%	(1,036)	(17)%	(24)%
Cost of handsets and accessories	(13,041)	(6)%	(8,861)	(3)%	(4,180)	47%	35%
Handset and accessory net subsidy	(7,986)	(4)%	(2,770)	(1)%	(5,216)	188%	164%
Cost of service (exclusive of depreciation and amortization)	(87,842)	(39)%	(81,910)	(33)%	(5,932)	7%	(2)%
Selling and marketing expenses	(23,384)	(10)%	(27,982)	(11)%	4,598	(16)%	(24)%
General and administrative expenses	(97,758)	(44)%	(98,159)	(40)%	401	—	(9)%
Segment earnings	$3,080	1%	$32,256	13%	$(29,176)	(90)%	(91)%

Six Months Ended
Service and other revenues	$463,513	97%	$463,625	97%	$(112)	—	(15)%
Handset and accessory revenues	12,517	3%	12,046	3%	471	4%	(11)%
Cost of handsets and accessories	(21,707)	(5)%	(20,027)	(4)%	(1,680)	8%	(7)%
Handset and accessory net subsidy	(9,190)	(2)%	(7,981)	(1)%	(1,209)	15%	(2)%
Cost of service (exclusive of depreciation and amortization)	(190,550)	(40)%	(171,934)	(36)%	(18,616)	11%	(5)%
Selling and marketing expenses	(50,568)	(11)%	(50,052)	(10)%	(516)	1%	(14)%
General and administrative expenses	(197,752)	(41)%	(197,642)	(42)%	(110)	—	(15)%
Segment earnings	$15,453	3%	$36,016	8%	$(20,563)	(57)%	(63)%
The average value of the Brazilian real appreciated relative to the U.S. dollar during the three and six months ended June 30, 2017 by 9% and 15% compared to the average value that prevailed during the three and six months ended June 30, 2016. As a result, the components of Nextel Brazil's results of operations for the three and six months ended June 30, 2017, after translation into U.S. dollars, reflect higher revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2016 and for the first and second quarters of 2017. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
	(subscribers in thousands)
iDEN subscriber units	1,552.0	1,315.1	1,127.8	962.1	822.7	686.3
WCDMA subscriber units	2,744.7	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6
Total subscriber units in commercial service — beginning of period	4,296.7	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9

iDEN net subscriber losses	(195.2)	(149.7)	(130.8)	(110.1)	(115.4)	(103.5)
WCDMA net subscriber (losses) additions	(77.7)	(29.2)	(5.7)	39.6	38.4	(29.3)
Total net subscriber losses	(272.9)	(178.9)	(136.5)	(70.5)	(77.0)	(132.8)

Migrations from iDEN to WCDMA	41.7	37.6	34.9	29.3	21.0	19.5

iDEN subscriber units	1,315.1	1,127.8	962.1	822.7	686.3	563.3
WCDMA subscriber units	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6	2,864.8
Total subscriber units in commercial service — end of period	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9	3,428.1

Total subscriber turnover	4.34%	3.99%	3.99%	3.65%	3.71%	3.95%
iDEN subscriber turnover	4.80%	4.46%	4.65%	4.71%	5.52%	5.88%
WCDMA subscriber turnover	4.10%	3.78%	3.73%	3.31%	3.23%	3.53%

Nextel Brazil's WCDMA subscriber turnover steadily decreased over the course of the first five quarters presented as a result of various actions Nextel Brazil implemented in an effort to retain existing subscribers. These actions have included the implementation of new simplified rate plans, the issuance of loyalty discounts and customer care credits, more customer self-care offerings, better delivery of service and other actions to improve our customers' overall experience. In the second quarter of 2017, Nextel Brazil's WCDMA subscriber turnover increased in part as a result of the introduction of unlimited voice offerings by competitors and the tightening of certain credit and collections policies in the first half of 2017. In August 2017, Nextel Brazil launched similar types of unlimited voice offerings in response to the competitive environment.

The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2016, as well as for the first and second quarters of 2017, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Total service ARPU (US$)	16	19	21	20	21	19
WCDMA service ARPU (US$)	16	20	21	21	21	20
iDEN service ARPU (US$)	15	16	19	18	17	16

Total service ARPU (BR)	62	66	67	67	65	62
WCDMA service ARPU (BR)	64	70	69	69	67	64
iDEN service ARPU (BR)	57	56	60	59	55	53
Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased in the first and second quarters of 2017 compared to recent prior quarters as the result of a higher volume of discounts to retain existing customers and slightly lower loading ARPU in an effort to attract new customers.
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
Nextel Brazil's segment earnings decreased $29.2 million, or 90%, and $20.6 million, or 57%, on a reported basis, and 91% and 63% on a constant currency basis, in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily as a result of a decline in operating revenues, partially offset by lower operating expenses as follows:

1.	Service and other revenues
Service and other revenues decreased $23.0 million, or 9%, on a reported basis during the three months ended June 30, 2017 compared to the same period in 2016. Service and other revenues remained relatively stable during the six months ended June 30, 2017 compared to the same period in 2016. However, on a constant currency basis, Nextel Brazil's service and other revenues decreased 17% and 15% during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily as a result of the decline in Nextel Brazil's overall subscriber base.
Nextel Brazil's WCDMA subscriber base grew from 2.7 million subscribers as of the end of the second quarter of 2016 to 2.9 million subscribers as of the end of the second quarter of 2017. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased on a constant currency basis from the three months ended June 30, 2016 to the same period in 2017 due to a decrease in local currency WCDMA service ARPU.
Nextel Brazil's iDEN-based service and other revenues decreased $30.3 million, or 43%, and $54.8 million, or 37%, from the three and six months ended June 30, 2016 to the same periods in 2017, or 48% and 46% on a constant currency basis, as a result of a decrease in Nextel Brazil's iDEN subscriber base from 1.1 million subscribers as of the end of the second quarter of 2016 to 0.6 million subscribers as of the end of the second quarter of 2017.

2.	Handset and accessory net subsidy
The $5.2 million, or 188%, and $1.2 million, or 15%, increases in handset and accessory net subsidy from the three and six months ended June 30, 2016 compared to the same periods in 2017 are partially the result of the impact of the appreciation of the Brazilian real on our reported results.
On a constant currency basis, Nextel Brazil's handset and accessory net subsidy increased 164% from the three months ended June 30, 2016 compared to the same period in 2017 primarily due to higher charges for inventory obsolescence.

3.	Cost of service
The $5.9 million, or 7%, and the $18.6 million, or 11%, increases in cost of service on a reported basis from the three and six months ended June 30, 2016 to the same periods in 2017 were partially the result of the impact of the appreciation of the Brazilian real on our reported results.
On a constant currency basis, Nextel Brazil's cost of service decreased 2% during the three months ended June 30, 2017 compared to the same period in 2016 mainly due to lower roaming expenses, partially offset by expenses related to Nextel Brazil's RAN sharing agreement and the reversal of $8.1 million in certain non-income based tax-related contingent liabilities in the second quarter of 2016 based on a change in estimate.
On a constant currency basis, Nextel Brazil's cost of service decreased 5% from the six months ended June 30, 2016 compared to the same period in 2017 primarily due to lower transmitter and receiver site maintenance and utilities costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates and roaming expenses, partially offset by the reversal of $8.1 million in certain non-income based tax-related contingent liabilities in the second quarter of 2016 mentioned above and costs incurred in connection with Nextel Brazil's RAN sharing agreement.

4.	Selling and marketing expenses
Selling and marketing expenses remained relatively stable on a reported basis during the six months ended June 30, 2017 compared to the same period in 2016 partially due to the appreciation of the Brazilian real on our reported results. Selling and marketing expenses decreased $4.6 million, or 16%, on a reported basis, during the three months ended June 30, 2017 compared to the same period in 2016. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 24% and 14%, respectively, in the three and the six months ended June 30, 2017 compared to the same periods in 2016 as the result of a change in the mix between direct and indirect commissions to less costly channels, as well as lower advertising expenses due to fewer television marketing campaigns.

5.	General and administrative expenses
General and administrative expenses remained relatively stable on a reported basis during the three and six months ended June 30, 2017 compared to the same periods in 2016 partially due to the appreciation in the Brazilian real on our reported results. On a constant currency basis, Nextel Brazil's general and administrative expenses decreased 9% and 15%, respectively, in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily resulting from decreases in certain contingencies and consulting costs.

RAN Sharing Agreement.

In the fourth quarter of 2016, Nextel Brazil negotiated the early termination of leases for approximately 600 transmitter and receiver sites in connection with its RAN sharing agreement with Telefonica and recognized $21.4 million in restructuring costs that we expect will be disbursed over the next eight years. Under this agreement, Telefonica will permit Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum, allowing us to downsize our network. In addition, during the first half of 2017, Nextel Brazil incurred $52.6 million in restructuring costs in connection with future lease costs for approximately 1,000 transmitter and receiver sites in low-usage areas. We expect to incur further restructuring costs of approximately $13.0 million during the remainder of 2017 in connection with the termination of an additional 300 transmitter and receiver sites in similar low-usage areas. We expect the dismantling of sites and termination of leases will further reduce future operating expenses from savings in rent, maintenance and energy costs. The actual amount of future savings will depend on our ability to early terminate the remaining leases and related agreements, among other factors. In addition, Nextel Brazil is foregoing the construction of approximately 700 new transmitter and receiver sites, which allowed us to avoid approximately $50.0 million in capital expenditures that we would otherwise have incurred through June 30, 2017, as well as related future operating expenses.

c.    Corporate

	June 30, 2017	June 30, 2016	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$29	$45	$(16)	(36)%
General and administrative expenses	(8,470)	(9,781)	1,311	(13)%
Segment losses	$(8,441)	$(9,736)	$1,295	(13)%

Six Months Ended
Service and other revenues	$59	$99	$(40)	(40)%
General and administrative expenses	(15,758)	(21,639)	5,881	(27)%
Segment losses	$(15,699)	$(21,540)	$5,841	(27)%
Segment losses decreased $1.3 million, or 13%, and $5.8 million, or 27%, in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force and lower information technology costs resulting from the reorganization of certain roles and responsibilities between our Brazil and corporate teams. General and administrative expenses for the three and six months ended June 30, 2017 include approximately $0.9 million and $1.6 million, respectively, of transaction costs related to our partnership agreement with AINMT.

Liquidity and Capital Resources
As of June 30, 2017, we had a working capital deficit of $139.8 million compared to a working capital deficit of $119.7 million as of December 31, 2016. As of June 30, 2017, our working capital included $219.6 million in cash and cash equivalents, of which $0.8 million was held by Nextel Brazil in Brazilian reais, and $62.9 million in short-term investments, which was also held in Brazilian reais. During the second quarter of 2017, we recovered $41.7 million in cash securing performance bonds. In addition, as of June 30, 2017, we had $48.5 million of cash collateral securing the remaining performance bonds, of which we recorded $45.4 million as a component of prepaid expenses and other and the remaining $3.1 million as a component of other assets in our condensed consolidated balance sheet. As of June 30, 2017, we also had $113.8 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet. In July 2017, $3.8 million of this amount held in escrow was released to us. See Note 4 to our condensed consolidated financial statements for more information.
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

Cash Flows

	Six Months Ended
	June 30, 2017	June 30, 2016

Cash and cash equivalents, beginning of period	$257,380	$342,184
Net cash (used in) provided by operating activities	(46,437)	8,030
Net cash provided by investing activities	52,714	17,027
Net cash used in financing activities	(44,287)	(28,580)
Effect of exchange rate changes on cash and cash equivalents	185	(601)
Cash and cash equivalents, end of period	$219,555	$338,060

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $46.4 million of cash in our operating activities during the six months ended June 30, 2017, a $54.5 million increase from the six months ended June 30, 2016, mainly due to a $14.7 million decrease in consolidated segment earnings over the same period.

Our investing activities provided us with $52.7 million of cash during the six months ended June 30, 2017 primarily due to $49.7 million of cash released from escrow, $33.5 million of net cash returned to us from the release of performance bonds and $12.5 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $37.0 million in cash capital expenditures. Our investing activities provided us with $17.0 million of cash during the six months ended June 30, 2016 primarily due to $45.6 million in net cash returned to us from the release of performance bonds, $16.0 million in cash released from escrow and $7.9 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $35.7 million in cash capital expenditures and $11.9 million paid for judicial deposits.

We used $44.3 million of cash in our financing activities during the six months ended June 30, 2017 primarily due to a $24.6 million semi-annual principal payment under Nextel Brazil's equipment financing facility and $17.5 million in principal payments under our local bank loans in Brazil. We used $28.6 million of cash in financing activities during the six months ended June 30, 2016 primarily due to a $24.4 million semi-annual principal payment under Nextel Brazil's equipment financing facility.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating activities, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets. In addition, in connection with the partnership agreement we entered into with AINMT in June 2017, we received $50.0 million in July 2017, and AINMT may elect to invest an additional $150.0 million in our business through the exercise of an option that must be made by November 15, 2017.
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

There were no material changes to our total contractual obligations during the six months ended June 30, 2017 as described in our annual report on Form 10-K for the year ended December 31, 2016.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $18.4 million and $11.1 million for the six months ended June 30, 2017 and 2016, respectively. We have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect to continue these efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network.
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
Covenants Under Financing Agreements. As of June 30, 2017, we had $218.3 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 5 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant semiannually in connection with the agreements governing Nextel Brazil's local bank loans. In August 2016, Nextel Brazil secured waivers from the lenders of its local bank loans related to this financial covenant for the June 30, 2016 measurement date. In February 2017, Nextel Brazil secured additional waivers from the lenders of these loans related to this financial covenant as of December 31, 2016. The waivers also provide for a "covenant holiday" inclusive of the June 30, 2017 testing period, during which time no compliance was required with respect to the net debt financial covenant. As a result, the next measurement date for this financial covenant will be December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of June 30, 2017. In addition, Nextel Brazil's local bank loans and its equipment financing facility each contain cross-acceleration provisions.
In December 2014, Nextel Brazil and the lender under the equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. Based on our current outlook, we believe it is unlikely that we will satisfy the applicable financial covenants included in Nextel Brazil's equipment financing facility as of the next measurement date at December 31, 2017. As of June 30, 2017, we had $269.1 million principal amount outstanding under Nextel Brazil's equipment financing facility. As a result of the events of default described below, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of June 30, 2017.
In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates at the time, in connection with the signing of this license agreement. Nextel Brazil elected to accept the government-provided financing for the remaining amount due for the spectrum. Based on recent discussions with the lender of Nextel Brazil's equipment financing facility, we expect that Nextel Brazil will be able to successfully secure waivers from this lender for Nextel Brazil's incurrance and maintenance of this spectrum financing. In addition, we expect that Nextel Brazil will secure waivers relating to an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil. Until waivers are secured, these events of default remain outstanding, and the lender of Nextel Brazil's equipment financing facility could provide notice to declare the amounts outstanding under this facility due and payable.

Future Outlook, Liquidity and Going Concern.  As of June 30, 2017, our sources of funding included $282.4 million in cash and short-term investments, $113.8 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $48.5 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. In addition, in July 2017, we received $50.0 million in connection with our partnership agreement with AINMT. Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative for the remainder of 2017. In addition, we expect that our capital expenditures for 2017 will be at levels similar to those experienced in 2016. Based on our projected cash flows, we believe our current sources of funding are adequate to fund our business through the third quarter of 2018.
In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provided, among other things, a 120-day standstill period, effective March 2, 2017, during which time we were not required to pay 84.4 million Brazilian reais, or an estimated $25.2 million based on current foreign currency exchange rates, in principal related to Nextel Brazil's local bank loans. In August 2017, Nextel Brazil and the lenders of our local bank loans agreed to extensions of the previous standstill agreements through October 31, 2017, pursuant to which we are not required to pay an additional estimated $25.2 million in principal related to Nextel Brazil's local bank loans. In addition, upon making the next semi-annual principal payment to the lender of Nextel Brazil's equipment financing facility, which is due in August 2017, we agreed to pay the lenders of our local bank loans the $25.2 million of principal deferred under the original standstill agreement. To the extent Nextel Brazil is unable to finalize long-term amendments by October 31, 2017, we will be required to make catch-up principal payments totaling approximately $25.2 million, followed by the resumption of the amortization schedule contained in the amended agreements.
In addition, in August 2017, we reached preliminary non-binding agreements with our lenders on the key terms to amend Nextel Brazil's equipment financing facility and its local bank loans. Among other changes, the terms provide for the deferral of principal payments until the end of 2021 and a holiday for financial covenant compliance until June 30, 2020. In exchange for these changes, Nextel Brazil would grant additional security interests to the lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts, among other things. These terms must be finalized in formal amendment agreements, and the final amendments remain subject to review and approval by the lenders. There is no guarantee that we will be able to finalize these amendments on terms acceptable to us or at all. If we are unable to finalize the amendments to the existing loan agreements or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. If we are successful in obtaining amendments to Nextel Brazil's financing agreements, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business beyond 2018.
Our sources of funding assume the release of cash held in escrow and cash pledged to secure performance bonds. If the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted. In addition, if we cannot finalize the amendments to modify the terms of Nextel Brazil’s financing arrangements or obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, we would need to obtain additional funding and/or significantly reduce our planned spending to further preserve our liquidity.
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
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if AINMT exercises its option to invest an additional $150.0 million in Nextel Holdings;

•	based on the continued development of our business plans and strategy;

•	if currency values in Brazil depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in Brazil do not improve or worsen;

•	if competitive practices in the mobile wireless telecommunications industry in Brazil change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

Effect of New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, "Revenue from Contracts with Customers," which will provide us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for interim and annual reporting periods beginning on January 1, 2018, at which point we plan to adopt the standard. The two permitted transition methods under the new standard are the full retrospective method, in which the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which the cumulative effect of applying the standard would be recognized at the date of initial application, with disclosure of results under the new and old standards for the first year of adoption. We expect to utilize the modified retrospective method.
We expect that the new guidance will have a material impact on our financial statements. Upon adoption, we expect that a portion of our revenues related to service plans that are sold concurrently with a subsidized handset will be reallocated from service and other revenues to handset and accessory revenues and that these revenues will be recognized at an earlier point in time compared to our current accounting under the existing authoritative guidance. We also expect that the timing of expense recognition related to certain of our contract acquisition costs, such as sales commissions, will be impacted as these expenses will be capitalized and amortized under the new standard.

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

•
the availability of other funding sources, including the proceeds from the sale of Nextel Mexico held in escrow, proceeds derived from other asset sales and proceeds derived from an equity investment by AINMT;

•	risks associated with our partnership with AINMT;

•	our ability to complete the AINMT investment in a timely fashion or at all;

•	the impact of business uncertainties in connection with the pending AINMT investment;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2016, in this quarterly report on Form 10-Q and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2017, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2016.

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
As of June 30, 2017, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in Nextel Brazil's control environment and information and communication processes. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2016.
In April 2017, Nextel Brazil hired a new chief executive officer. During the three months ended June 30, 2017, Nextel Brazil's chief executive officer enhanced the monitoring of compliance with internal control objectives by formalizing internal control accountability measures across the organization in Brazil. As a result of this and other actions demonstrating an increased commitment to establishing an appropriate tone at the top in Nextel Brazil, as well as various other actions we began in 2016, we believe the control deficiencies underlying this component of our material weakness have been addressed.
In addition, to address the information and communication component of our material weakness, we are designing and implementing controls to identify and evidence the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations.
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

Item 1A.	Risk Factors

1.	Our interests and the interests of our stockholders may not align with the interests of AINMT, and actions by AINMT could negatively impact our performance.

AINMT currently owns 30% of Nextel Holdings, which indirectly owns Nextel Brazil. Pursuant to our shareholders agreement with AINMT, after regulatory approval of the transaction, the Board of Managers of Nextel Holdings will be comprised of five members, with three members appointed by us and, as long as AINMT maintains at least a 30% stake in Nextel Holdings, two nominees and one observer from AINMT. In addition, our agreements with AINMT provide for certain minority protective rights relating to certain significant actions of Nextel Holdings and Nextel Brazil. Our indemnification obligations pursuant to the investment agreement with AINMT for breaches of that agreement may be settled through a non-cash adjustment to our ownership in Nextel Holdings of up to 4% of Nextel Holdings, which could further reduce our stake in Nextel Holdings. Consequently, we and our stockholders have less influence on the management and policies of Nextel Brazil after AINMT’s initial investment than we previously had. AINMT may at any time have economic or business interests or goals which are, or which become, inconsistent with the business interests or goals of us and our stockholders, and could attempt to influence or take actions that are contrary to our requests, policies or objectives.

In addition, our partnership with AINMT carries additional risks, including the possibility that:

•	AINMT could experience financial distress or bankruptcy;

•	we may incur liabilities as a result of an action taken by AINMT;

•
disputes between us and AINMT could arise which could distract management from focusing time and efforts on our business, result in an impasse or ultimately in litigation or arbitration or otherwise have a negative influence on our partnership and our ability to successfully operate Nextel Brazil; and

•
the transfer restrictions, rights of first refusal, and “tag along” and “drag along” rights contained in our agreements with AINMT could restrict our or AINMT’s ability to exit the joint venture if desired or discourage a third-party transaction that might be in the best interests of stockholders.

If and when AINMT’s second investment in Nextel Holdings closes, AINMT will own 60% of Nextel Holdings and will be entitled to nominate three of the five members of the Board of Managers of Nextel Holdings, in which event we and our stockholders will no longer control the operations of Nextel Holdings and, indirectly, of Nextel Brazil. At that point, AINMT’s controlling position in Nextel Holdings could exacerbate the impact of any of the above risks, if materialized.

Any of the foregoing could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

2.	If AINMT’s second investment in Nextel Holdings is not completed, it could negatively impact us.

On July 20, 2017, we and AINMT completed AINMT’s initial $50 million investment in Nextel Holdings. In the second stage of the transaction, AINMT will have an option, exercisable on or prior to November 15, 2017, to invest an additional $150.0 million in Nextel Holdings, which would increase its ownership to 60%. AINMT’s option to make this second investment is entirely discretionary, and it could choose not to do so for any reason. In addition, if AINMT chooses to exercise its option, the closing of the second investment is subject to the satisfaction of a number of conditions, including approval by our stockholders, receipt of required third party consents and regulatory approvals, transfer of certain guarantees to Nextel Holdings and amendment of each of Nextel Brazil’s existing credit facilities. There can be no assurance that we will be able to satisfy these conditions, or that these conditions can be satisfied in a timely manner.

If AINMT does not exercise its option, or if the second investment is not completed in a timely manner, there may be various negative consequences, including the need to obtain additional funding as our current sources of funding may not be adequate to fund our business beyond the third quarter of 2018. If we are unsuccessful with these actions, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due.
In addition, our business may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on our partnership with AINMT. We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the AINMT investment and, if that investment is not completed, we would have incurred these expenses and would have committed substantial time and resources by our management without realizing the full expected benefits of our partnership with AINMT. In addition, AINMT would have a significant influence over Nextel Holdings’ operations and certain rights pursuant to the shareholders agreement, which could make it more difficult to pursue another transaction to obtain additional funding. Termination of the agreement with AINMT in certain circumstances also may require us to pay a termination fee of $5 million and reimburse AINMT’s expenses for financing commitment fees up to $6.0 million in connection with AINMT’s exercise of the option. Failure to complete the second investment also may result in negative reactions from the financial markets or from our customers, vendors and employees.

If the second investment is not completed in a timely manner or at all, any of the foregoing risks may materialize and could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

3.	We will be subject to business uncertainties and contractual restrictions until AINMT’s second investment is completed.

Uncertainty about the effect of our partnership with AINMT on employees and customers of Nextel Brazil may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel, and could cause customers and others that deal with Nextel Brazil to seek to change existing business relationships. Retention of our employees may be challenging until the completion of AINMT’s second investment, as employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty or a desire not to remain with our organization, our business could be harmed. In addition, we have agreed to operate Nextel Brazil in the ordinary course prior to closing, and our investment agreement with AINMT restricts us from taking other specified actions until the second investment occurs without the consent of AINMT.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the AINMT’s second investment.

4.	If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

On June 14, 2017, we received a notice (the “Notice”) from The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the bid price of our common stock for the prior 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 11, 2017, to regain compliance. In order to regain compliance with the minimum closing bid price rule, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days during the 180-day compliance period. In the event we do not regain compliance by December 11, 2017, we may be eligible to seek an extension of the compliance period if we meet the continued listing requirement for market value of publicly held shares and all other listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency. If we fail to regain compliance prior to the expiration of the compliance period including any extension, Nasdaq will provide written notice to us that our securities are subject to delisting. We intend to actively monitor the closing bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with Nasdaq Listing Rule 5450(a)(1).

If we are unable to comply with these requirements, we could be delisted from trading on Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor could find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2017 - April 30, 2017	17,635	(1)	$0.96	17,635
May 1, 2017 - May 31, 2017	356	(1)	0.54	356
June 1, 2017 - June 30, 2017	41,657	(1)	0.71	41,657
Total	59,648	(1)	0.78	59,648	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 5.	Other Information

On August 3, 2017, Nextel Telecomunicações Ltda. (“Nextel Brazil”), the Brazilian operating subsidiary of NII Holdings, Inc., entered into amendments to its credit agreements with each of Caixa Econômica Federal and Banco do Brasil, S.A. (together, the “Amendments”) to extend the period of time during which no principal payments are required under financing arrangements with these banks until October 31, 2017 (the “Standstill Period”), at which time Nextel Brazil is required to make a principal payment in the amount of all foregone principal payments due for April 2017 through October 2017.

If certain events occur during the Standstill Period, including Nextel Brazil’s early repayment of other debt obligations, reinforcement or alteration of personal guarantees with respect to other debt, or execution of agreements with terms and conditions more favorable to other creditors than to Caixa Econômica Federal or Banco do Brasil, S.A., and Nextel Brazil does not remedy such events within a certain period of time, a mandatory early payment in the applicable amount described in the Amendments will be triggered.

The description of the Amendments contained in this Form 10-Q is qualified in its entirety by reference to the complete text of the Amendments. Copies of English translations of the Amendments are filed as Exhibits 10.1 and 10.2 to this report, respectively, and incorporated herein by reference.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
10.1	Amendment No. 4 to the Bank Credit Certificate, dated August 3, 2017, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.				*
10.2	Amendment No. 4 to the Bank Credit Certificate, dated July 28, 2017, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.				*
10.3	Investment Agreement, dated June 5, 2017, among NII Holdings, Inc., AINMT Holdings AB and AINMT Brazil Holdings, B.V., among others.	8-K	10.1	06/06/17
10.4	Shareholders Agreement in Relation to Nextel Holdings S.à r.l., dated June 5, 2017, among NII International Telecom S.C.A. and AINMT Brazil Holdings, B.V., among others.	8-K	10.2	06/06/17
10.5(+)	Separation and Release Agreement, dated July 25, 2017, between NII Holdings, Inc. and Steven Shindler.	8-K	10.1	07/27/17
10.6(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated April 24, 2017.	8-K	10.2	07/27/17
10.7(+)	Letter Agreement between NII Holdings, Inc. and Daniel Freiman, dated July 25, 2017.	8-K	10.3	07/27/17
10.8(+)	Letter Agreement between NII Holdings, Inc. and Shana Smith, dated July 25, 2017.	8-K	10.4	07/27/17
10.9(+)	Settlement, Release and Other Covenants Agreement, dated May 23, 2017, between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho.	8-K	10.1	05/24/17
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
99.1	Form of Restated Articles of Association of Nextel Holdings S.à r.l.	8-K	99.1	06/07/17
99.2	Form of Second Restated Articles of Association of Nextel Holdings S.à r.l.	8-K	99.2	06/07/17
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
					*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: August 9, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
10.1	Amendment No. 4 to the Bank Credit Certificate, dated August 3, 2017, between Nextel Telecomunicações Ltda., and Caixa Econômica Federal.				*
10.2	Amendment No. 4 to the Bank Credit Certificate, dated July 28, 2017, between Nextel Telecomunicações Ltda., and Banco do Brasil, S.A.				*
10.3	Investment Agreement, dated June 5, 2017, among NII Holdings, Inc., AINMT Holdings AB and AINMT Brazil Holdings, B.V., among others.	8-K	10.1	06/06/17
10.4	Shareholders Agreement in Relation to Nextel Holdings S.à r.l., dated June 5, 2017, among NII International Telecom S.C.A. and AINMT Brazil Holdings, B.V., among others.	8-K	10.2	06/06/17
10.5(+)	Separation and Release Agreement, dated July 25, 2017, between NII Holdings, Inc. and Steven Shindler.	8-K	10.1	07/27/17
10.6(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated April 24, 2017.	8-K	10.2	07/27/17
10.7(+)	Letter Agreement between NII Holdings, Inc. and Daniel Freiman, dated July 25, 2017.	8-K	10.3	07/27/17
10.8(+)	Letter Agreement between NII Holdings, Inc. and Shana Smith, dated July 25, 2017.	8-K	10.4	07/27/17
10.9(+)	Settlement, Release and Other Covenants Agreement, dated May 23, 2017, between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho.	8-K	10.1	05/24/17
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
99.1	Form of Restated Articles of Association of Nextel Holdings S.à r.l.	8-K	99.1	06/07/17
99.2	Form of Second Restated Articles of Association of Nextel Holdings S.à r.l.	8-K	99.2	06/07/17
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
					*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.