Form 10-Q
period 2017-09-30
NII HOLDINGS INC
filed 2017-11-09
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37488
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
12110 Sunset Hills Road, Suite 600 Reston, Virginia (Address of principal executive offices)	20190 (Zip Code)
(703) 390-5100
(Registrant's telephone number, including area code)

1875 Explorer Street, Suite 800
Reston, Virginia 20190
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 3, 2017
Common Stock, $0.001 par value per share	100,481,639

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	September 30, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$234,695	$257,380
Short-term investments	24,889	73,859
Accounts receivable, net of allowance for doubtful accounts of $53,317 and $54,221	126,030	153,806
Handset and accessory inventory	2,901	8,295
Prepaid expenses and other	229,968	280,145
Total current assets	618,483	773,485
Property, plant and equipment, net	107,526	129,475
Intangible assets, net	206,192	243,681
Other assets	251,373	271,868
Total assets	$1,183,574	$1,418,509

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$48,698	$69,186
Accrued expenses and other	280,925	271,899
Deferred revenues	7,677	11,614
Current portion of long-term debt	460,300	540,474
Total current liabilities	797,600	893,173
Long-term debt	216,020	215,842
Other long-term liabilities	230,604	143,472
Total liabilities	1,244,224	1,252,487
Contingencies (Note 7)
Stockholders’ (deficit) equity
NII Holdings stockholders' equity:
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,384 shares issued and outstanding — 2017, 100,258 shares issued and outstanding — 2016	100	100
Paid-in capital	2,139,814	2,076,612
Accumulated deficit	(2,079,455)	(1,834,756)
Accumulated other comprehensive loss	(59,297)	(75,934)
Total NII Holdings stockholders’ equity	1,162	166,022
Noncontrolling interest	(61,812)	—
Total (deficit) equity	(60,650)	166,022
Total liabilities and stockholders’ (deficit) equity	$1,183,574	$1,418,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues
Service and other revenues	$200,259	$255,663	$663,831	$719,387
Handset and accessory revenues	4,549	5,173	17,066	17,219
	204,808	260,836	680,897	736,606
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	94,010	96,526	284,560	268,460
Cost of handsets and accessories	8,736	5,780	30,443	25,807
Selling, general and administrative	139,004	142,816	403,082	412,149
Impairment, restructuring and other charges	39,162	1,324,205	165,336	1,340,677
Depreciation	3,605	66,293	18,208	126,063
Amortization	3,663	11,912	11,420	32,961
	288,180	1,647,532	913,049	2,206,117
Operating loss	(83,372)	(1,386,696)	(232,152)	(1,469,511)
Other (expense) income
Interest expense, net	(33,278)	(29,451)	(91,245)	(81,854)
Interest income	19,012	9,199	35,956	29,725
Foreign currency transaction gains (losses), net	14,174	(5,221)	12,197	77,777
Other expense, net	(10,962)	(2,073)	(5,549)	(7,015)
	(11,054)	(27,546)	(48,641)	18,633
Loss from continuing operations before reorganization items and income tax benefit	(94,426)	(1,414,242)	(280,793)	(1,450,878)
Reorganization items	(2)	(150)	445	(748)
Income tax benefit	—	2,838	5,778	2,469
Net loss from continuing operations	(94,428)	(1,411,554)	(274,570)	(1,449,157)
(Loss) income from discontinued operations, net of income taxes	(92)	(7,389)	2,567	(16,245)
Net loss	(94,520)	(1,418,943)	(272,003)	(1,465,402)
Net loss attributable to noncontrolling interest	(27,304)	—	(27,304)	—
Net loss attributable to NII Holdings	$(67,216)	$(1,418,943)	$(244,699)	$(1,465,402)

Net loss from continuing operations per common share, basic and diluted	$(0.94)	$(14.10)	$(2.74)	$(14.49)
Net (loss) income from discontinued operations per common share, basic and diluted	—	(0.07)	0.03	(0.16)
Net loss attributable to NII Holdings per common share, basic and diluted	$(0.94)	$(14.17)	$(2.71)	$(14.65)

Weighted average number of common shares outstanding, basic and diluted	100,383	100,143	100,314	100,054

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(9,516)	$(18,031)	$(4,698)	$170,962
Other comprehensive (loss) income	(9,516)	(18,031)	(4,698)	170,962
Net loss attributable to NII Holdings	(67,216)	(1,418,943)	(244,699)	(1,465,402)
Total comprehensive loss attributable to NII Holdings	$(76,732)	$(1,436,974)	$(249,397)	$(1,294,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity
	Shares	Amount
Balance, December 31, 2016	100,258	$100	$2,076,612	$(1,834,756)	$(75,934)	$166,022	$—	$166,022
Net loss	—	—	—	(244,699)	—	(244,699)	(27,304)	(272,003)
Other comprehensive loss	—	—	—	—	(4,698)	(4,698)	(3,708)	(8,406)
Share-based compensation activity	126	—	3,987	—	—	3,987	—	3,987
Sale of noncontrolling interest	—	—	59,215	—	21,335	80,550	(30,800)	49,750
Balance, September 30, 2017	100,384	$100	$2,139,814	$(2,079,455)	$(59,297)	$1,162	$(61,812)	$(60,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cash flows from operating activities:
Net loss	$(272,003)	$(1,465,402)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(2,567)	16,245
Amortization of debt premiums and financing costs	(1,139)	(152)
Depreciation and amortization	29,628	159,024
Provision for losses on accounts receivable	63,527	58,616
Foreign currency transaction gains, net	(12,197)	(77,777)
Impairment charges and losses on disposals of fixed assets	63,274	1,329,140
Share-based payment expense	3,951	4,576
Other, net	(2,165)	(342)
Change in assets and liabilities:
Accounts receivable	(31,859)	(47,962)
Prepaid value-added taxes	13,985	22,805
Handset and accessory inventory	4,554	13,714
Prepaid expenses and other	12,103	(4,254)
Other long-term assets	(25,991)	(62,563)
Accrued value-added taxes	7,642	(10,360)
Other long-term liabilities	94,739	14,817
Accounts payable, accrued expenses, deferred revenues and other	(8,139)	(25,033)
Net cash used in operating activities	(62,657)	(74,908)
Cash flows from investing activities:
Capital expenditures	(52,068)	(47,541)
Purchases of investments	(494,975)	(810,838)
Proceeds from sales of investments	548,265	888,509
Purchases of licenses	(1,329)	(15,936)
Change in restricted cash and other deposits	27,237	67,049
Other, net	240	(2,312)
Total investing cash provided by continuing operations	27,370	78,931
Total investing cash provided by discontinued operations	53,308	17,957
Net cash provided by investing activities	80,678	96,888
Cash flows from financing activities:
Proceeds from partnership agreement	50,000	—
Repayments under equipment financing facility and local bank loans	(85,915)	(71,433)
Repayments under capital leases and other	(5,334)	(1,424)
Net cash used in financing activities	(41,249)	(72,857)
Effect of exchange rate changes on cash and cash equivalents	543	(1,558)
Net decrease in cash and cash equivalents	(22,685)	(52,435)
Cash and cash equivalents, beginning of period	257,380	342,184
Cash and cash equivalents, end of period	$234,695	$289,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. As of September 30, 2017, almost all of our financial and other resources are allocated to, and substantially all of our revenues are generated from, our operations in Brazil.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements contained in our quarterly reports on Form 10-Q for the three months ended March 31, 2017 and for the three months ended June 30, 2017. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Partnership Agreement. On June 5, 2017, we and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of ours and ice group, entered into an agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. ice group is entitled to receive a 2% annual dividend on its cumulative preferred voting stock and will receive preference in the event of a liquidation. ice group also has an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. On November 7, 2017, we were advised that ice group may not exercise its option to make a second investment by November 15, 2017, and the parties are currently discussing the terms of an extension of ice group's option. If ice group exercises this option and its second investment is finalized, ice group's $200.0 million total investment would result in ice group owning a 60% controlling stake in Nextel Holdings, and we would hold a 40% stake.
Prior to the closing of the initial investment by ice group, we contributed $116.6 million in cash to Nextel Holdings. In connection with and subsequent to the closing of the initial investment, we contributed an additional $56.8 million to Nextel Holdings, representing all of our freely distributable cash outside of Nextel Brazil, including proceeds released from escrowed funds from the sale of Nextel Mexico received to date, less $50.0 million we retained for our expenses outside of the partnership. We have also agreed to contribute proceeds arising from the release of escrowed funds from the sale of Nextel Mexico from time to time as they are released.
If ice group exercises its option, the closing of the second investment is subject to the satisfaction of certain conditions. These conditions include approval by our stockholders, receipt of required third party consents and regulatory approvals, transfer of certain guarantees to Nextel Holdings and amendment of each of Nextel Brazil's existing credit facilities. We will seek stockholder approval for the transactions contemplated by this second investment if ice group exercises its option. If the second investment is not completed by January 31, 2018, either party may terminate the option. Until the second investment closes, we will continue to have a controlling interest in Nextel Brazil and will continue to consolidate this entity and its subsidiaries.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

conditions in Brazil. These changes have included improvements to our operations and the implementation of cost savings measures, spending reductions and headcount reductions.
As of September 30, 2017, our consolidated sources of funding included $259.6 million of cash and short-term investments, $110.0 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $51.8 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative for the remainder of 2017. We expect that our capital expenditures for 2017 will be at levels similar to those experienced in 2016.
In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to the loan agreements. The amendments provided, among other things, a 120-day standstill period, effective March 2, 2017, during which time we were not required to pay 84.4 million Brazilian reais, or an estimated $25.2 million based on current foreign currency exchange rates, in principal related to Nextel Brazil's local bank loans. Prior to the end of the original standstill period, Nextel Brazil and the lenders of our local bank loans agreed to extensions of the previous standstill agreements through October 31, 2017. These extensions increased the amount of principal payments deferred to 168.9 million Brazilian reais for the period from March 2017 through October 2017. As a condition to the standstill extension, Nextel Brazil agreed that if the semi-annual principal payment due in August 2017 under the equipment financing facility was paid, Nextel Brazil would also make a proportional payment of 63.3 million Brazilian reais to the lenders of our local bank loans. In August 2017, Nextel Brazil made both the semi-annual principal payment and the proportional payment. This prepayment reduced the amount owed under the standstill agreement to 105.6 million Brazilian reais. In October 2017, Nextel Brazil and the lenders of our local bank loans signed fifth amendments to the loan agreements that provide for a new repayment schedule starting on January 31, 2018 that includes the repayment of the 105.6 million Brazilian reais in previously deferred principal on a pro rata basis over the remaining terms of the loans. In connection with the fifth amendments, Nextel Brazil will grant additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and will pledge certain of its equipment and property to these lenders.
In October 2017, Nextel Brazil also entered into an amended and restated equipment financing facility and sixth amendments to the local bank loans, subject to approval by China's export and credit insurance corporation, or Sinosure. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In addition, Nextel Holdings and certain of its subsidiaries have agreed to make equity contributions of existing cash on hand to Nextel Brazil. If and when these amendments become effective, Nextel Brazil will be subject to minimum cash and minimum receivable requirements. The amendments provide for a loan maturity date 98 months from the date the final amendments become effective.
The amended and restated equipment financing facility and the sixth amendments to the local bank loans remain subject to approval by Sinosure, and until such approval is received, these amendments are not effective. If we are successful in obtaining Sinosure approval and these amendments become effective, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business beyond 2018.
While we expect to receive Sinosure approval on or before December 31, 2017, there is no guarantee that we will receive the required approval for these amendments. If we do not receive the required approval, and therefore these amendments do not become effective, we may not be able to complete the second investment with ice group discussed above. Based on our projected cash flows, without (i) the deferral of principal payments until the end of 2021 that will be provided in conjunction with the approval of the amendments to Nextel Brazil's financing arrangements; (ii) the $150.0 million second investment by ice group; and (iii) potential reductions in spending, we believe that our current sources of funding are adequate to fund our business into the third quarter of 2018.
Our sources of funding assume the release of cash held in escrow and cash pledged to secure performance bonds. If the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted, and we would need to obtain additional funding and/or significantly reduce our planned spending to preserve our liquidity.
Under the current agreements governing Nextel Brazil's equipment financing facility and local bank loans, we are required to meet certain financial covenants semiannually beginning on December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in both of Nextel Brazil's local bank loans and in its equipment financing facility as of the next measurement date at December

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31, 2017. If we are unable to obtain Sinosure approval of the amendments to the existing loan agreements discussed above that provide holidays for financial covenant compliance until June 30, 2020 or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. In addition, these loan agreements contain cross-acceleration provisions. As of September 30, 2017, we had $208.0 million principal amount outstanding under Nextel Brazil's local bank loans and $244.6 million principal amount outstanding under Nextel Brazil's equipment financing facility. See Note 5 for more information.
Until we obtain the required Sinosure approval to amend the terms of Nextel Brazil's financing arrangements and obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, substantial doubt continues to exist about our ability to continue as a going concern.
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

Long-Lived Asset Impairments.

During the third quarter of 2016, we reviewed our Nextel Brazil segment for potential impairment and compared the then $1.7 billion carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, in the third quarter of 2016, we recorded a non-cash asset impairment charge of $1.31 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We allocated the non-cash asset impairment charge first to reduce the $36.8 million carrying value of our trademark intangible asset to zero, and the remainder between property, plant and equipment, and spectrum licenses on a pro rata basis.

During the first quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of this segment was not fully recoverable. As a result, during the nine months ended September 30, 2017, we recorded non-cash asset impairment charges of $56.5 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values and allocated these impairment charges on a pro rata basis between property, plant and equipment and spectrum licenses.

During the third quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that its carrying value was recoverable as of September 30, 2017 based on the equity valuation implied in connection with our partnership agreement with ice group. See Note 1 for more information related to this agreement.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Asset Impairments.

During the three and nine months ended September 30, 2017, Nextel Brazil recognized $3.1 million and $7.0 million in other non-cash asset impairment charges, respectively. During the three and nine months ended September 30, 2016, Nextel Brazil recognized $5.2 million and $13.4 million in other non-cash asset impairment charges, respectively. The charges recognized in all periods primarily related to the abandonment of certain transmitter and receiver sites that were no longer required in Nextel Brazil's business.
Restructuring Charges.

During the third quarter of 2017, as a result of a change in the scope of Nextel Brazil's radio access network, or RAN, sharing implementation, Nextel Brazil determined that RAN sharing would no longer be utilized for approximately 800 transmitter and receiver sites. As a result, Nextel Brazil recognized $34.2 million in restructuring costs, of which $17.5 million relates to the present value of future payments to which Nextel Brazil was committed and the remainder relates to the impairment of certain prepayments and other deferred costs attributable to these transmitter and receiver sites.

During the three and nine months ended September 30, 2017, Nextel Brazil recognized $9.2 million and $61.8 million in restructuring costs, respectively, the majority of which related to future lease costs for approximately 1,350 transmitter and receiver sites in low-usage areas in connection with Nextel Brazil's RAN sharing agreement. In addition, during the nine months ended September 30, 2017, Nextel Brazil recognized $4.9 million in severance and other related costs resulting from the separation of certain executive level employees.

During the nine months ended September 30, 2016, we recognized $3.4 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses. During the three and nine months ended September 30, 2016, Nextel Brazil recognized $6.2 million and $11.4 million in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in its business and certain office closures.

Total impairment, restructuring and other charges for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Brazil	$38,880	$1,282,764	$164,511	$1,296,273
Corporate	282	41,441	825	44,404
Total impairment, restructuring and other charges	$39,162	$1,324,205	$165,336	$1,340,677
As of September 30, 2017, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2016	$24,103
Restructuring charges	85,111
Cash payments and other	(490)
Foreign currency translation adjustment	1,036
Balance, September 30, 2017	$109,760
As of September 30, 2017, we classified $12.4 million of our total accrued restructuring charges as a component of accrued expenses and other, and we classified the remainder as a component of other long-term liabilities on our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash in escrow — Nextel Mexico sale	$110,010	$163,435
Cash collateral related to performance bonds	48,552	30,928
Value-added taxes	30,066	29,829
Prepayment for roaming and radio access network, or RAN, sharing agreements	16,130	27,731
Other prepaid expenses	19,605	23,020
Other current assets	5,605	5,202
	$229,968	$280,145

Property, Plant and Equipment, Net.
During the three and nine months ended September 30, 2017 and 2016, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Land	$510	$675
Building and leasehold improvements	1,021	1,489
Network equipment, communication towers and network software	82,706	95,298
Software, office equipment, furniture and fixtures and other	13,251	10,952
Less: Accumulated depreciation	(8,174)	—
	89,314	108,414
Construction in progress	18,212	21,061
	$107,526	$129,475

Intangible Assets, Net.
Our intangible assets include the following:

		September 30, 2017			December 31, 2016
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$197,542	$(3,776)	$193,766	$226,426	$—	$226,426
Customer relationships	4	15,976	(3,550)	12,426	17,255	—	17,255
		$213,518	$(7,326)	$206,192	$243,681	$—	$243,681
Based on the carrying amount of our intangible assets as of September 30, 2017 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Years	Estimated Amortization Expense
2017	$15,188
2018	15,072
2019	11,521
2020	7,971
2021	7,971
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Other Assets.
The components of our other long-term assets are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Brazil judicial deposits	$146,802	$85,123
Prepayment for roaming and RAN sharing agreements	16,916	56,523
Cash collateral related to performance bonds	3,231	37,433
Other	84,424	92,789
	$251,373	$271,868

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Contingencies	$56,216	$54,260
Network system and information technology	49,091	50,286
Payroll related items and commissions	36,268	45,187
Non-income based taxes	19,309	28,158
Capital expenditures	6,377	17,514
Other	113,664	76,494
	$280,925	$271,899

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued lease terminations and other restructuring charges	$97,364	$31,365
Non-current withholding taxes	64,158	55,078
Other	69,082	57,029
	$230,604	$143,472

Accumulated Other Comprehensive Loss. As of September 30, 2017 and December 31, 2016, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of September 30, 2017 and December 31, 2016, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$52,068	$47,541
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(21,968)	(21,971)
	$30,100	$25,570
In connection with the completion of the sale of Nextel Argentina in January 2016, the promissory note that was initially issued in connection with that transaction was canceled. In addition, as of September 30, 2016, we recorded $126.0 million as a component of current liabilities on our condensed consolidated balance sheet in connection with the signing of the license agreement related to our acquisition of 30 MHz of spectrum in the 1.8 GHz band in July 2016. Other than these two transactions, we did not have any significant non-cash investing or financing activities during the nine months ended September 30, 2017 and 2016.
Revenue-Based Taxes.  We record certain revenue-based taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated financial statements. For the three and nine months ended September 30, 2017, we recognized $6.0 million and $23.1 million, respectively, in revenue-based taxes. For the three and nine months ended September 30, 2016, we recognized $11.5 million and $36.8 million, respectively, in revenue-based taxes.
Basic and Diluted Net Loss Per Common Share.  As presented for the three and nine months ended September 30, 2017, our calculation of basic net loss from continuing operations per common share includes $27.3 million in net loss attributable to noncontrolling interest but excludes $0.2 million related to undeclared dividends on ice group's preferred stock in Nextel Holdings.
As presented for the three and nine months ended September 30, 2017 and 2016, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three and nine months ended September 30, 2017, we did not include 3.7 million and 3.5 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three and nine months ended September 30, 2017, we did not include 0.1 million and 0.3 million restricted

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and nine months ended September 30, 2016, we did not include 3.3 million and 3.5 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For the three and nine months ended September 30, 2016, we did not include 0.7 million and 0.8 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Note 4.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. As of September 30, 2017, $73.5 million of the cash held in escrow has been released to us and $110.0 million remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account other than for claims relating to the 2012 tax year totaling not more than $3.8 million.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for the years 2010 through 2014. Of the total potential tax claims, $12.2 million relates to actual assessments that Nextel Mexico has received. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims relates primarily to non-income tax-based audits for the years 2011 through 2014.

In October 2017, we reached an agreement with the Mexican tax authorities related to the audits of Nextel Mexico's income tax returns for the years 2010 and 2011. Specifically, we agreed to incremental tax liabilities of $36.9 million to settle all open issues related to these tax years. We expect to utilize existing tax credits to settle these liabilities, although it is possible that we may need to settle a portion of these liabilities using cash that is currently held in escrow. We expect to receive a release of the previously escrowed funds related to the 2010 and 2011 income tax audits, less any cash used to settle the claims, in the fourth quarter of 2017, and we are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow. We have not accrued any liabilities related to any of the years under audit as we do not currently believe the amounts are probable of loss.
There can be no assurance as to the outcome of the foregoing remaining tax audits or indemnity claims.
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

As a result of the implementation of fresh start accounting in connection with our emergence from Chapter 11, we remeasured the components of our debt to their fair values as of June 30, 2015. As a result, the carrying values of our bank loans do not represent the outstanding principal balances. The components of our debt are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Brazil equipment financing facility	$242,684	$291,597
Brazil bank loans	209,899	242,076
Brazil spectrum financing	127,689	125,684
Brazil capital lease and tower financing obligations	96,048	96,722
Other	—	237
Total debt	676,320	756,316
Less: current portion	(460,300)	(540,474)
	$216,020	$215,842

Brazil Equipment Financing Facility. In December 2014, Nextel Brazil and the lender under its equipment financing facility agreed to amend this facility to remove all financial covenants beginning with the December 31, 2014 measurement date through the June 30, 2017 measurement date so that the first measurement date under the amended facility will be December 31, 2017. In exchange for that covenant relief, Nextel Brazil granted the lender preferential rights to the amounts held in certain bank accounts. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy the applicable financial covenants included in Nextel Brazil's equipment financing facility as of the next measurement date at December 31, 2017. As a result of this uncertainty, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of September 30, 2017. As discussed below, in October 2017, Nextel Brazil entered into an amended and restated equipment financing facility, subject to approval by Sinosure. Among other changes, these amendments provide for a holiday for certain financial covenant compliance until June 30, 2020. As of September 30, 2017, we had $244.6 million in principal amount outstanding under Nextel Brazil's equipment financing facility. We do not have the ability to borrow additional amounts under this facility.
In July 2016, Nextel Brazil elected to accept the government-provided financing for the remaining amount due for spectrum we purchased in December 2015. In August 2017, Nextel Brazil secured waivers from the lender of its equipment financing facility for Nextel Brazil's incurrance and maintenance of the government-provided spectrum financing. In addition, in August 2017, Nextel Brazil secured waivers relating to an event of default that resulted from a failure to timely notify this lender of a permitted merger that occurred between two guarantors in Brazil.
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
In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to these loan agreements. The amendments provided, among other things, a 120-day standstill period, effective March 2, 2017, during which time no amortization payments were required with respect to the related loans. Prior to the end of the original standstill period, Nextel Brazil and the lenders of our local bank loans agreed to extensions of the previous standstill agreements through October 31, 2017. These extensions increased the amount of principal payments deferred to 168.9 million Brazilian reais for the period from March 2017 through October 2017. As a condition to the standstill extension, Nextel Brazil agreed that if the semi-annual principal payment due in August 2017 under the equipment financing facility was paid, Nextel Brazil would also make a proportional payment of 63.3 million Brazilian reais to the lenders of our local bank loans. In August 2017, Nextel Brazil made both the semi-annual principal payment and the proportional payment. This prepayment reduced the amount owed under the standstill agreement

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to 105.6 million Brazilian reais. In October 2017, Nextel Brazil and the lenders of our local bank loans signed fifth amendments to the loan agreements that provide for a new repayment schedule starting on January 31, 2018 that includes the repayment of the 105.6 million Brazilian reais in previously deferred principal on a pro rata basis over the remaining terms of the loans. In connection with the fifth amendments, Nextel Brazil will grant additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and will pledge certain of its equipment and property to these lenders.
In October 2017, Nextel Brazil also entered into an amended and restated equipment financing facility and sixth amendments to its local bank loans, subject to approval by Sinosure. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In addition, Nextel Holdings and certain of it subsidiaries have agreed to make equity contributions of existing cash on hand to Nextel Brazil. If and when these amendments become effective, Nextel Brazil will be subject to minimum cash and minimum receivable requirements. The amendments provide for a loan maturity date 98 months from the date the final amendments become effective. The amended and restated equipment financing facility and the sixth amendments to the local bank loans remain subject to approval by Sinosure, and until such approval is received, these amendments are not effective.
Based on our current outlook, we believe it is unlikely that we will satisfy one of the applicable financial covenants currently included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. If we are unable to obtain approval from Sinosure as described above in order to render the loan amendments and related covenant relief effective or secure waivers from the lenders, we could be in default. If a default occurs, the lenders could require us to repay the amounts outstanding under these arrangements. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2017. As of September 30, 2017, we had $208.0 million principal amount outstanding under Nextel Brazil's local bank loans.

Note 6.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of September 30, 2017 and December 31, 2016, available-for-sale securities held by Nextel Brazil included $24.9 million and $73.8 million, respectively, in investment funds. These funds are invested primarily in Brazilian government bonds, long-term bank certificates of deposit and Brazilian corporate debentures. During the three and nine months ended September 30, 2017 and 2016, we did not have any material unrealized gains or losses associated with these investments.
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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$242,684	$236,397	$291,597	$280,893
Brazil bank loans and other	209,899	195,203	242,313	221,458
Brazil spectrum financing	127,689	114,094	125,684	117,059
	$580,272	$545,694	$659,594	$619,410

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

Contingencies.
Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil also had contingencies related to certain regulatory, civil and labor-related matters as of September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, Nextel Brazil had accrued liabilities of $97.9 million and $76.8 million, respectively, related to contingencies, of which $3.0 million and $1.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $620.0 million as of September 30, 2017. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 8.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2016, we recorded full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2017 and subsequent years. We maintained this same valuation allowance position through the third quarter of 2017.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2017
Operating revenues	$204,784	$24	$204,808
Segment losses	$(30,661)	$(6,281)	$(36,942)
Less:
Impairment, restructuring and other charges			(39,162)
Depreciation and amortization			(7,268)
Foreign currency transaction gains, net			14,174
Interest expense and other, net			(25,228)
Loss from continuing operations before reorganization items and income tax benefit			$(94,426)
Capital expenditures	$11,661	$—	$11,661

Three Months Ended September 30, 2016
Operating revenues	$260,798	$38	$260,836
Segment earnings (losses)	$23,636	$(7,922)	$15,714
Less:
Impairment, restructuring and other charges			(1,324,205)
Depreciation and amortization			(78,205)
Foreign currency transaction losses, net			(5,221)
Interest expense and other, net			(22,325)
Loss from continuing operations before reorganization items and income tax benefit			$(1,414,242)
Capital expenditures	$14,439	$—	$14,439

Nine Months Ended September 30, 2017
Operating revenues	$680,814	$83	$680,897
Segment losses	$(15,208)	$(21,980)	$(37,188)
Less:
Impairment, restructuring and other charges			(165,336)
Depreciation and amortization			(29,628)
Foreign currency transaction gains, net			12,197
Interest expense and other, net			(60,838)
Loss from continuing operations before reorganization items and income tax benefit			$(280,793)
Capital expenditures	$30,100	$—	$30,100

Nine Months Ended September 30, 2016
Operating revenues	$736,469	$137	$736,606
Segment earnings (losses)	$59,652	$(29,462)	$30,190
Less:
Impairment, restructuring and other charges			(1,340,677)
Depreciation and amortization			(159,024)
Foreign currency transaction gains, net			77,777
Interest expense and other, net			(59,144)
Loss from continuing operations before reorganization items and income tax benefit			$(1,450,878)
Capital expenditures	$25,570	$—	$25,570

September 30, 2017
Identifiable assets	$837,260	$346,314	$1,183,574
December 31, 2016
Identifiable assets	$1,000,098	$418,411	$1,418,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2017 and December 31, 2016 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2017 and 2016; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2016 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2016 annual report on Form 10-K and in our quarterly report on Form 10-Q for the three months ended June 30, 2017 for risks and uncertainties that may impact our future performance. We refer to our remaining operating company as Nextel Brazil.

Partnership Agreement

On June 5, 2017, we and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of ours and ice group, entered into an agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. ice group is entitled to receive a 2% annual dividend on its cumulative preferred voting stock and will receive preference in the event of a liquidation. ice group also has an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. On November 7, 2017, we were advised that ice group may not exercise its option to make a second investment by November 15, 2017, and the parties are currently discussing the terms of an extension of ice group's option. If ice group exercises this option and its second investment is finalized, ice group's $200.0 million total investment would result in ice group owning a 60% controlling stake in Nextel Holdings, and we would hold a 40% stake.
Prior to the closing of the initial investment by ice group, we contributed $116.6 million in cash to Nextel Holdings. In connection with and subsequent to the closing of the initial investment, we contributed an additional $56.8 million to Nextel Holdings, representing all of our freely distributable cash outside of Nextel Brazil, including proceeds released from escrowed funds from the sale of Nextel Mexico received to date, less $50.0 million we retained for our expenses outside of the partnership. We have also agreed to contribute proceeds arising from the release of escrowed funds from the sale of Nextel Mexico from time to time as they are released.
If ice group exercises its option, the closing of the second investment is subject to the satisfaction of certain conditions. These conditions include approval by our stockholders, receipt of required third party consents and regulatory approvals, transfer of certain guarantees to Nextel Holdings and amendment of each of Nextel Brazil's existing credit facilities. We will seek stockholder approval for the transactions contemplated by this second investment if ice group exercises its option. If the second investment is not completed by January 31, 2018, either party may terminate the option. Until the second investment closes, we will continue to have a controlling interest in Nextel Brazil and will continue to consolidate this entity and its subsidiaries.
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
As of September 30, 2017, Nextel Brazil had about 3.296 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
Our goal is to grow our WCDMA-based subscriber base and revenues, as well as to promote the migration of our iDEN-based subscribers to our WCDMA-based subscriber base, by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We are also striving to manage our capital and operating expenditures in the near term and improve our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

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

As a result of the weak economy and challenging competitive environment in Brazil, we implemented and will continue to implement changes in our business to better align our organization and costs with our operational and financial results. These have included lower investments in costs to support subscriber growth, reductions in capital expenditures, significant reductions in our headquarters staff through the reorganization of certain roles and responsibilities between our Brazil and corporate teams, and headcount reductions in Brazil, all of which are designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. While some of these initiatives have led to better operating results, the challenges we face in Brazil, together with our debt service requirements, are placing significant pressure on our liquidity. See "Liquidity and Capital Resources and Future Capital Needs and Resources" for more information.

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
There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2017 compared to those discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 annual report on Form 10-K.

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

	Three Months Ended September 30,		Actual Percent Change From Prior Year
	2017	2016
Brazilian real	3.16	3.25	3%

	Nine Months Ended September 30,		Actual Percent Change From Prior Year
	2017	2016
Brazilian real	3.17	3.56	11%

During 2016, foreign currency exchange rates in Brazil generally appreciated in value relative to the U.S. dollar. During the first nine months of 2017, the foreign currency exchange rates experienced a slight appreciation compared to the rate in effect at the end of the prior year. The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2016, as well as at the end of the first three quarters of 2017.

	2016				2017
	March	June	September	December	March	June	September
Brazilian real	3.56	3.21	3.25	3.26	3.13	3.31	3.17

To provide better insight into Nextel Brazil's results, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and nine months ended September 30, 2016 to amounts that would have resulted if the average foreign currency exchange rates for the three and nine months ended September 30, 2016 were the same as the average foreign currency exchange rates that were in effect for the three and nine months ended September 30, 2017; and (ii) by comparing the constant currency financial measures for the three and nine months ended September 30, 2016 to the actual financial measures for the three and nine months ended September 30, 2017. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three and nine months ended September 30, 2016. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	September 30, 2017	September 30, 2016	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Brazil segment (losses) earnings	$(30,661)	$23,636	$(54,297)	(230)%	(226)%
Corporate segment losses	(6,281)	(7,922)	1,641	(21)%	(21)%
Consolidated segment (losses) earnings	(36,942)	15,714	(52,656)	(335)%	(252)%
Impairment, restructuring and other charges	(39,162)	(1,324,205)	1,285,043	(97)%	(97)%
Depreciation and amortization	(7,268)	(78,205)	70,937	(91)%	(91)%
Operating loss	(83,372)	(1,386,696)	1,303,324	(94)%	(94)%
Interest expense, net	(33,278)	(29,451)	(3,827)	13%	8%
Interest income	19,012	9,199	9,813	107%	101%
Foreign currency transaction gains (losses), net	14,174	(5,221)	19,395	NM	NM
Other expense, net	(10,962)	(2,073)	(8,889)	NM	NM
Loss from continuing operations before reorganization items and income tax benefit	(94,426)	(1,414,242)	1,319,816	(93)%	(94)%
Reorganization items	(2)	(150)	148	(99)%	(99)%
Income tax benefit	—	2,838	(2,838)	(100)%	(100)%
Net loss from continuing operations	(94,428)	(1,411,554)	1,317,126	(93)%	(93)%
Loss from discontinued operations, net of income taxes	(92)	(7,389)	7,297	(99)%	(99)%
Net loss	(94,520)	(1,418,943)	1,324,423	(93)%	(94)%
Net loss attributable to noncontrolling interest	(27,304)	—	(27,304)	NM	NM
Net loss attributable to NII Holdings	$(67,216)	$(1,418,943)	$1,351,727	(95)%	(95)%

Nine Months Ended
Brazil segment (losses) earnings	$(15,208)	$59,652	$(74,860)	(125)%	(123)%
Corporate segment losses	(21,980)	(29,462)	7,482	(25)%	(25)%
Consolidated segment (losses) earnings	(37,188)	30,190	(67,378)	(223)%	(156)%
Impairment, restructuring and other charges	(165,336)	(1,340,677)	1,175,341	(88)%	(89)%
Depreciation and amortization	(29,628)	(159,024)	129,396	(81)%	(83)%
Operating loss	(232,152)	(1,469,511)	1,237,359	(84)%	(86)%
Interest expense, net	(91,245)	(81,854)	(9,391)	11%	(6)%
Interest income	35,956	29,725	6,231	21%	8%
Foreign currency transaction gains, net	12,197	77,777	(65,580)	(84)%	(86)%
Other expense, net	(5,549)	(7,015)	1,466	(21)%	(29)%
Loss from continuing operations before reorganization items and income tax benefit	(280,793)	(1,450,878)	1,170,085	(81)%	(83)%
Reorganization items	445	(748)	1,193	(159)%	(159)%
Income tax benefit	5,778	2,469	3,309	134%	134%
Net loss from continuing operations	(274,570)	(1,449,157)	1,174,587	(81)%	(83)%
Income (loss) from discontinued operations, net of income taxes	2,567	(16,245)	18,812	(116)%	(116)%
Net loss	(272,003)	(1,465,402)	1,193,399	(81)%	(83)%
Net loss attributable to noncontrolling interest	(27,304)	—	(27,304)	NM	NM
Net loss attributable to NII Holdings	$(244,699)	$(1,465,402)	$1,220,703	(83)%	(85)%
_______________________________________
NM-Not Meaningful

We define segment (losses) earnings as operating loss before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment losses of $36.9 million and $37.2 million during the three and nine months ended September 30, 2017 compared to consolidated segment earnings of $15.7 million and $30.2 million during the same periods in 2016. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized in the three and nine months ended September 30, 2017 included $34.2 million in restructuring costs related to a change in the scope of Nextel Brazil's radio access network, or RAN, sharing implementation, as well as $9.2 million and $61.8 million in other restructuring costs, respectively, most of which related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and $3.1 million and $7.0 million in other non-cash asset impairment charges, respectively, primarily related to the abandonment of certain transmitter and receiver sites that were no longer required in Nextel Brazil's business. Consolidated impairment, restructuring and other charges recognized in the nine months ended September 30, 2017 also included a $56.5 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values and $4.9 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil.

During the third quarter of 2016, we determined that the carrying value of our Nextel Brazil segment is not fully recoverable. As a result of this determination, we recorded a $1.31 billion non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values, as well as to impair our trademark intangible asset and other property, plant and equipment at the corporate level. Consolidated impairment, restructuring and other charges recognized in the three and nine months ended September 30, 2016 also included $5.2 million and $13.4 million, respectively, in non-cash asset impairment charges primarily related to the abandonment of transmitter and receiver sites in Brazil and $6.2 million and $11.4 million, respectively, in restructuring charges primarily related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and office closures. In the nine months ended September 30, 2016, these charges also included $3.4 million in severance and other related costs at the corporate level as a result of the separation of employees in an effort to streamline our organizational structure and reduce general and administrative expenses.

2.	Depreciation and amortization

The $70.9 million, or 91%, and $129.4 million, or 81%, decreases in consolidated depreciation and amortization on a reported basis, and 91% and 83% decreases on a constant currency basis, in the three and nine months ended September 30, 2017 compared to the same periods in 2016 resulted primarily from the $1.31 billion non-cash asset impairment charge we recognized in the third quarter of 2016.

3.	Interest expense, net

Consolidated net interest expense increased $3.8 million, or 13%, on a reported basis, and 8% on a constant currency basis, during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to interest incurred under Nextel Brazil's spectrum financing arrangement. Consolidated net interest expense increased $9.4 million, or 11%, on a reported basis during the nine months ended September 30, 2017 compared to the same period in 2016 as a result of the impact of the appreciation in the Brazilian real on our reported results. Consolidated net interest expense decreased 6% on a constant currency basis over the same period primarily due to principal payments under Nextel Brazil's equipment financing facility and local bank loans, partially offset by interest incurred under Nextel Brazil's spectrum financing arrangement.

4.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $14.2 million and $12.2 million recognized in the three and nine months ended September 30, 2017 were primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated net liabilities.

Consolidated foreign currency transaction losses of $5.2 million during the three months ended September 30, 2016 were primarily due to the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities during that period. Foreign currency transaction gains of $77.8 million during the nine months ended September 30, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's U.S. dollar-denominated net liabilities during the first half of 2016, partially offset by a decline in its value relative to the U.S. dollar during the three months ended September 30, 2016.

b.    Nextel Brazil

	September 30, 2017	% of Nextel Brazil’s Operating Revenues	September 30, 2016	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	Percent	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$200,235	98%	$255,625	98%	$(55,390)	(22)%	(24)%
Handset and accessory revenues	4,549	2%	5,173	2%	(624)	(12)%	(14)%
Cost of handsets and accessories	(8,736)	(4)%	(5,780)	(2)%	(2,956)	51%	47%
Handset and accessory net subsidy	(4,187)	(2)%	(607)	—	(3,580)	NM	NM
Cost of service (exclusive of depreciation and amortization)	(94,010)	(46)%	(96,526)	(37)%	2,516	(3)%	(5)%
Selling and marketing expenses	(28,275)	(14)%	(30,439)	(12)%	2,164	(7)%	(10)%
General and administrative expenses	(104,424)	(51)%	(104,417)	(40)%	(7)	—	(3)%
Segment (losses) earnings	$(30,661)	(15)%	$23,636	9%	$(54,297)	(230)%	(226)%

Nine Months Ended
Service and other revenues	$663,748	97%	$719,250	98%	$(55,502)	(8)%	(18)%
Handset and accessory revenues	17,066	2%	17,219	2%	(153)	(1)%	(12)%
Cost of handsets and accessories	(30,443)	(4)%	(25,807)	(3)%	(4,636)	18%	5%
Handset and accessory net subsidy	(13,377)	(2)%	(8,588)	(1)%	(4,789)	56%	39%
Cost of service (exclusive of depreciation and amortization)	(284,560)	(42)%	(268,460)	(37)%	(16,100)	6%	(6)%
Selling and marketing expenses	(78,843)	(11)%	(80,491)	(11)%	1,648	(2)%	(13)%
General and administrative expenses	(302,176)	(44)%	(302,059)	(41)%	(117)	—	(11)%
Segment (losses) earnings	$(15,208)	(2)	$59,652	8%	$(74,860)	(125)%	(123)%
_______________________________________
NM-Not Meaningful
The average value of the Brazilian real appreciated relative to the U.S. dollar during the three and nine months ended September 30, 2017 by 3% and 11%, respectively, compared to the average value that prevailed during the three and nine months ended September 30, 2016. As a result, the components of Nextel Brazil's results of operations for the three and nine months ended September 30, 2017, after translation into U.S. dollars, reflect higher revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2016 and for the first three quarters of 2017. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
	(subscribers in thousands)
iDEN subscriber units	1,552.0	1,315.1	1,127.8	962.1	822.7	686.3	563.3
WCDMA subscriber units	2,744.7	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6	2,864.8
Total subscriber units in commercial service — beginning of period	4,296.7	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9	3,428.1

iDEN net subscriber losses	(195.2)	(149.7)	(130.8)	(110.1)	(115.4)	(103.5)	(100.3)
WCDMA net subscriber (losses) additions	(77.7)	(29.2)	(5.7)	39.6	38.4	(29.3)	(32.3)
Total net subscriber losses	(272.9)	(178.9)	(136.5)	(70.5)	(77.0)	(132.8)	(132.6)

Migrations from iDEN to WCDMA	41.7	37.6	34.9	29.3	21.0	19.5	13.3

iDEN subscriber units	1,315.1	1,127.8	962.1	822.7	686.3	563.3	449.7
WCDMA subscriber units	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6	2,864.8	2,845.8
Total subscriber units in commercial service — end of period	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9	3,428.1	3,295.5

Total subscriber turnover	4.34%	3.99%	3.99%	3.65%	3.71%	3.95%	4.47%
iDEN subscriber turnover	4.80%	4.46%	4.65%	4.71%	5.52%	5.88%	6.89%
WCDMA subscriber turnover	4.10%	3.78%	3.73%	3.31%	3.23%	3.53%	4.04%

Nextel Brazil's WCDMA subscriber turnover steadily decreased throughout 2016 as a result of various actions Nextel Brazil implemented in an effort to retain existing subscribers. These actions included the implementation of new simplified rate plans, the issuance of loyalty discounts and customer care credits, more customer self-care offerings, better delivery of service and other actions to improve our customers' overall experience. During the second and third quarters of 2017, Nextel Brazil's WCDMA subscriber turnover increased as a result of the introduction of unlimited voice offerings by competitors and the tightening of certain credit and collections policies in the first nine months of 2017. In addition, the increase in Nextel Brazil's WCDMA subscriber turnover in the third quarter of 2017 was partially caused by a significant number of customer contract expirations. In August 2017, Nextel Brazil introduced similar types of unlimited voice offerings in response to the competitive environment and is actively working to migrate its existing customers to these types of unlimited rate plans. We expect Nextel Brazil's WCDMA subscriber turnover to decline in the fourth quarter of 2017 as a result of these efforts.

The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2016, as well as for the first three quarters of 2017, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Total service ARPU (US$)	16	19	21	20	21	19	19
WCDMA service ARPU (US$)	16	20	21	21	22	20	19
iDEN service ARPU (US$)	15	16	19	18	17	15	15

Total service ARPU (BR)	62	66	67	67	65	62	59
WCDMA service ARPU (BR)	64	70	69	69	68	65	61
iDEN service ARPU (BR)	57	56	60	59	54	49	47

Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased over the course of the first two quarters in 2017 compared to recent prior quarters as the result of a higher volume of discounts to retain existing customers and slightly lower loading ARPU in an effort to attract new customers. Nextel Brazil's WCDMA service ARPU in Brazilian reais continued to decrease in the third quarter of 2017 due in part to new types of unlimited rate plans being introduced in response to the competitive environment as these types of plans remove many of the usage-based fees that Nextel Brazil charged in previous quarters, which resulted in less revenue per customer. Nextel Brazil is taking actions to stabilize its WCDMA service ARPU in the remainder of 2017.
Nextel Brazil continues to offer services on its iDEN network, which does not support data services that are competitive with the higher speed data services offered by its competitors or available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower ARPU levels to retain subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Nextel Brazil has experienced net subscriber losses and overall declines in its iDEN service ARPU. Nextel Brazil's iDEN service ARPU increased in the third quarter of 2016 as the result of an annual inflationary price adjustment. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil made a decision to wind down its iDEN operations with a target to cease all iDEN services by the second quarter of 2018. Nextel Brazil is currently working to actively migrate the remainder of its iDEN subscriber base to its WCDMA network. As a result of this decision, we expect a significant decrease in iDEN-based operating revenue from 2017 to 2018 with minimal associated cost savings.
Results Overview.
Until recently, Brazil was experiencing one of the worst economic recessions in its history. As a result, the economic environment in Brazil has been characterized by negative real wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and have had an adverse impact on our ability to attract and retain subscribers and on our collection rates. We expect that these economic conditions will continue to have a negative impact on Nextel Brazil's reported results of operations for the remainder of 2017.
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
Nextel Brazil's segment earnings decreased $54.3 million, or 230%, and $74.9 million, or 125%, on a reported basis, and 226% and 123% on a constant currency basis, in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily as a result of a decline in operating revenues, partially offset by lower operating expenses as follows:

1.	Service and other revenues
Service and other revenues decreased $55.4 million, or 22%, and $55.5 million, or 8%, on a reported basis, and 24% and 18% on a constant currency basis, during the three and nine months ended September 30, 2017 compared to the same periods in 2016 as a result of the decline in Nextel Brazil's iDEN subscriber base, as well as the decreases in service ARPU discussed above.
Nextel Brazil's WCDMA subscriber base grew from 2.7 million subscribers as of the end of the third quarter of 2016 to 2.8 million subscribers as of the end of the third quarter of 2017. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 10% and 4%, respectively, on a constant currency basis from the three and nine months ended September 30, 2016 to the same periods in 2017 due to a decrease in local currency WCDMA service ARPU.
Nextel Brazil's iDEN-based service and other revenues decreased $42.3 million, or 59%, and $97.2 million, or 44%, from the three and nine months ended September 30, 2016 to the same periods in 2017, or 61% and 51% on a constant currency basis, as a result of a decrease in Nextel Brazil's iDEN subscriber base from 1.0 million subscribers as of the end of the third quarter of 2016 to 0.4 million subscribers as of the end of the third quarter of 2017.

2.	Handset and accessory net subsidy
Nextel Brazil recognized $4.2 million and $13.4 million in handset and accessory net subsidy in the three and nine months ended September 30, 2017 compared to $0.6 million and $8.6 million in the same periods in 2016. During the periods presented, approximately 93% of our WCDMA gross subscriber additions utilized existing handsets rather than purchasing a new handset from Nextel Brazil, resulting in relatively low levels of handset and accessory net subsidy.

3.	Cost of service
Cost of service decreased $2.5 million, or 3%, on a reported basis during the three months ended September 30, 2017 compared to the same period in 2016. Cost of service increased $16.1 million, or 6%, on a reported basis during the nine months ended September 30, 2017 compared to the same period in 2016. On a constant currency basis, Nextel Brazil's cost of service decreased 5% and 6% during the three and nine months ended September 30, 2017 compared to the same periods in 2016 mainly due to lower transmitter and receiver site maintenance and utility costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates, partially offset by expenses related to Nextel Brazil's RAN sharing agreement. Nextel Brazil will continue to incur certain rent expenses related to iDEN transmitter and receiver sites subsequent to their shutdown until these sites are dismantled or the lease ends.

4.	Selling and marketing expenses
Selling and marketing expenses decreased $2.2 million, or 7%, and $1.6 million, or 2%, on a reported basis, during the three and nine months ended September 30, 2017 compared to the same periods in 2016. On a constant currency basis, Nextel Brazil's selling and marketing expenses decreased 10% and 13%, respectively, in the three and the nine months ended September 30, 2017 compared to the same periods in 2016 as a result of a change in the mix between direct and indirect commissions to less costly channels, as well as lower advertising expenses due to fewer television marketing campaigns.

5.	General and administrative expenses
General and administrative expenses remained relatively stable on a reported basis, and decreased 3% and 11% on a constant currency basis, during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily resulting from decreases in consulting costs, partially offset by slight increases in bad debt expense as a result of lower collections due to the challenging macroeconomic environment.

c.    Corporate

	September 30, 2017	September 30, 2016	Change from Previous Year
			Dollars	Percent
	(dollars in thousands)
Three Months Ended
Service and other revenues	$24	$38	$(14)	(37)%
General and administrative expenses	(6,305)	(7,960)	1,655	(21)%
Segment losses	$(6,281)	$(7,922)	$1,641	(21)%

Nine Months Ended
Service and other revenues	$83	$137	$(54)	(39)%
General and administrative expenses	(22,063)	(29,599)	7,536	(25)%
Segment losses	$(21,980)	$(29,462)	$7,482	(25)%
Segment losses decreased $1.6 million, or 21%, and $7.5 million, or 25%, in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force and lower information technology costs resulting from the reorganization of certain roles and responsibilities between our Brazil and corporate teams. General and administrative expenses for the three and nine months ended September 30, 2017 included approximately $0.4 million and $2.0 million, respectively, of transaction costs related to our partnership agreement with ice group.

Liquidity and Capital Resources
As of September 30, 2017, we had a working capital deficit of $179.1 million compared to a working capital deficit of $119.7 million as of December 31, 2016. As of September 30, 2017, our working capital included $234.7 million in cash and cash equivalents, of which $2.0 million was held by Nextel Brazil in Brazilian reais, and $24.9 million in short-term investments, which was also held in Brazilian reais. During the second quarter of 2017, we recovered $41.7 million in cash securing performance bonds. As of September 30, 2017, we had $51.8 million of cash collateral securing the remaining performance bonds, of which we recorded $48.6 million as a component of prepaid expenses and other and the remaining $3.2 million as a component of other assets in our condensed consolidated balance sheet. As of September 30, 2017, we also had $110.0 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet. In October 2017, we reached an agreement with the Mexican tax authorities related to the audits of Nextel Mexico's income tax returns for the years 2010 and 2011. Specifically, we agreed to incremental tax liabilities of $36.9 million to settle all open issues related to these tax years. We expect to utilize existing tax credits to settle these liabilities, although it is possible that we may need to settle a portion of these liabilities using cash that is currently held in escrow. We expect to receive a release of the previously escrowed funds related to the 2010 and 2011 income tax audits, less any cash used to settle the claims, in the fourth quarter of 2017. See Note 4 to our condensed consolidated financial statements for more information.
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

Cash Flows

	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash and cash equivalents, beginning of period	$257,380	$342,184
Net cash used in operating activities	(62,657)	(74,908)
Net cash provided by investing activities	80,678	96,888
Net cash used in financing activities	(41,249)	(72,857)
Effect of exchange rate changes on cash and cash equivalents	543	(1,558)
Cash and cash equivalents, end of period	$234,695	$289,749

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $62.7 million of cash in our operating activities during the nine months ended September 30, 2017, a $12.3 million decrease from the nine months ended September 30, 2016, largely resulting from efforts to reduce operating costs and lower interest. During the nine months ended September 30, 2017 and 2016, cash used in our operating activities included $75.3 million and $80.0 million, respectively, in cash paid for interest.

Our investing activities provided us with $80.7 million of cash during the nine months ended September 30, 2017 primarily due to $53.5 million in cash released from escrow, $31.3 million of net cash returned to us from the release of performance bonds and $53.3 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $52.1 million in cash capital expenditures. Our investing activities provided us with $96.9 million of cash during the nine months ended September 30, 2016, primarily due to $81.1 million of net cash returned to us from the release of performance bonds, $16.0 million in cash released from escrow and $77.7 million in net proceeds received from maturities of our short-term investments in Brazil and at the corporate level, partially offset by $47.5 million in cash capital expenditures and $14.1 million paid for judicial deposits.

We used $41.2 million of cash in our financing activities during the nine months ended September 30, 2017 primarily due to $48.9 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $36.5 million in principal payments under Nextel Brazil's local bank loans, partially offset by $50.0 million in cash we received in connection with our partnership agreement with ice group. We used $72.9 million of cash in our financing activities during the nine months ended September 30, 2016, primarily due to $48.9 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $23.0 million in principal payments in total under our local bank loans.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating activities, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, the return of cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our spectrum in Brazil, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets. In addition, in connection with the partnership agreement we entered into with ice group in June 2017, ice group may elect to invest an additional $150.0 million in our business by exercising its option by November 15, 2017. On November 7, 2017, we were advised that ice group may not exercise its option to make a second investment by November 15, 2017, and the parties are currently discussing the terms of an extension of ice group's option.
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

There were no material changes to our total contractual obligations during the nine months ended September 30, 2017 as described in our annual report on Form 10-K for the year ended December 31, 2016.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $30.1 million and $25.6 million for the nine months ended September 30, 2017 and 2016, respectively. Compared to recent prior years, we have reduced our investments in capital expenditures, including making substantial reductions to our investments in network development and deployment. We expect to continue these efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network.
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
Covenants Under Financing Agreements. As of September 30, 2017, we had $208.0 million principal amount outstanding under Nextel Brazil's local bank loans. As discussed in more detail in Note 1 and Note 5 to our condensed consolidated financial statements, we are required to meet a net debt financial covenant semiannually in connection with the agreements governing Nextel Brazil's local bank loans. The next measurement date for this financial covenant will be December 31, 2017. Based on our current outlook, which reflects significant uncertainty about the economic and competitive conditions in Brazil that are currently impacting our ability to increase our revenues and generate profitability, we believe it is unlikely that we will satisfy one of the applicable financial covenants included in both of Nextel Brazil's local bank loan agreements as of the next measurement date at December 31, 2017. As a result of this uncertainty, we have continued to classify the amounts outstanding under Nextel Brazil's local bank loans as current liabilities in our condensed consolidated balance sheet as of September 30, 2017. In addition, Nextel Brazil's local bank loans and its equipment financing facility each contain cross-acceleration provisions.
We are also required to meet certain financial covenants semiannually in connection with the agreement governing Nextel Brazil's equipment financing facility. Based on our current outlook, we believe it is unlikely that we will satisfy the applicable financial covenants included in Nextel Brazil's equipment financing facility as of the next measurement date at December 31, 2017. As a result of this uncertainty, we have continued to classify the amount outstanding under this facility as a current liability in our condensed consolidated balance sheet as of September 30, 2017. As of September 30, 2017, we had $244.6 million principal amount outstanding under Nextel Brazil's equipment financing facility.
As discussed below, in October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to the local bank loans, subject to approval by China's export and credit insurance corporation, or Sinosure.

Among other changes, these amendments provide for a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. Until the required Sinosure approval is received, these amendments are not effective.
Future Outlook, Liquidity and Going Concern.  As of September 30, 2017, our consolidated sources of funding included $259.6 million in cash and short-term investments, $110.0 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $51.8 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. Based on the weak economy and challenging competitive environment in Brazil that we anticipate will continue, as well as the continued decline of our iDEN business, we expect that our cash flow from operations will be negative for the remainder of 2017. We expect that our capital expenditures for 2017 will be at levels similar to those experienced in 2016.
In February 2017, Nextel Brazil and the lenders of our local bank loans entered into amendments to the loan agreements. The amendments provided, among other things, a 120-day standstill period, effective March 2, 2017, during which time we were not required to pay 84.4 million Brazilian reais, or an estimated $25.2 million based on current foreign currency exchange rates, in principal related to Nextel Brazil's local bank loans. Prior to the end of the original standstill period, Nextel Brazil and the lenders of our local bank loans agreed to extensions of the previous standstill agreements through October 31, 2017. These extensions increased the amount of principal payments deferred to 168.9 million Brazilian reais for the period from March 2017 to October 2017. As a condition to the standstill extension, Nextel Brazil agreed that if the semi-annual principal payment due in August 2017 under the equipment financing facility was paid, Nextel Brazil would also make a proportional payment of 63.3 million Brazilian reais to the lenders of our local bank loans. In August 2017, Nextel Brazil made both the semi-annual principal payment and the proportional payment. This prepayment reduced the amount owed under the standstill agreement to 105.6 million Brazilian reais. In October 2017, Nextel Brazil and the lenders of our local bank loans signed fifth amendments to the loan agreements that provide for a new repayment schedule starting on January 31, 2018 that includes the repayment of the 105.6 million Brazilian reais in previously deferred principal on a pro rata basis over the remaining terms of the loans. In connection with the fifth amendments, Nextel Brazil will grant additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and will pledge certain of its equipment and property to these lenders.
In October 2017, Nextel Brazil also entered into an amended and restated equipment financing facility and sixth amendments to the local bank loans, subject to approval by Sinosure. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In addition, Nextel Holdings and certain of its subsidiaries have agreed to make equity contributions of existing cash on hand to Nextel Brazil. If and when these amendments become effective, Nextel Brazil will be subject to minimum cash and minimum receivable requirements. The amendments provide for a loan maturity date 98 months from the date the final amendments become effective.
The amended and restated equipment financing facility and the sixth amendments to the local bank loans remain subject to approval by Sinosure, and until such approval is received, these amendments are not effective. If we are successful in obtaining Sinosure approval and these amendments become effective, we believe our current sources of funding described below will provide us with sufficient liquidity to fund our business beyond 2018.
While we expect to receive Sinosure approval on or before December 31, 2017, there is no guarantee that we will receive the required approval for these amendments. If we do not receive the required approval, and therefore these amendments do not become effective, we may not be able to complete the second investment with ice group. Based on our projected cash flows, without (i) the deferral of principal payments until the end of 2021 that will be provided in conjunction with the approval of the amendments to Nextel Brazil's financing arrangements; (ii) the $150.0 million second investment by ice group; and (iii) potential reductions in spending, we believe that our current sources of funding are adequate to fund our business into the third quarter of 2018.
Our sources of funding assume the release of cash held in escrow and cash pledged to secure performance bonds. If the ultimate amount recovered from our cash held in escrow or our cash pledged to secure performance bonds does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted, and we would need to obtain additional funding and/or significantly reduce our planned spending to further preserve our liquidity.
Until we obtain the required Sinosure approval to amend the terms of Nextel Brazil's financing arrangements and obtain access to a significant portion of the escrowed and pledged funds as anticipated in our business plan, substantial doubt continues to exist about our ability to continue as a going concern.
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
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	if ice group exercises its option to invest an additional $150.0 million in Nextel Holdings;

•	based on the continued development of our business plans and strategy;

•	if currency values in Brazil depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in Brazil do not improve or worsen;

•	if competitive practices in the mobile wireless telecommunications industry in Brazil change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain subscribers;

•	Sinosure's approval of the amendments to Nextel Brazil's financing arrangements;

•	our ability to satisfy the requirements of or obtain relief under our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•
the availability of other funding sources, including the proceeds from the sale of Nextel Mexico held in escrow, proceeds derived from other asset sales and proceeds derived from an equity investment by ice group;

•	risks associated with our partnership with ice group;

•	our ability to complete the ice group investment in a timely fashion or at all;

•	the impact of business uncertainties in connection with the pending ice group investment;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•	market acceptance of our new service offerings;

•	our ability to successfully wind down our legacy iDEN network in Brazil and migrate our iDEN subscriber base to WCDMA;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2016, in Part II, Item 1A. "Risk Factors," in our quarterly report on Form 10-Q for the three months ended June 30, 2017 and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2017, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As of September 30, 2017, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on and as of the date of such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in Nextel Brazil's control environment and information and communication processes. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2016.
We have been implementing and monitoring improved controls in order to remediate this material weakness. In April 2017 and September 2017, respectively, Nextel Brazil hired a new principal executive officer and a new chief financial officer, both of whom continue to enhance the monitoring of compliance with internal control objectives by formalizing internal control accountability measures across the organization in Brazil. As a result of these and other actions demonstrating an increased commitment to establishing an appropriate tone at the top in Nextel Brazil, we believe the control deficiencies underlying the control environment component of our material weakness have been addressed. We plan to finalize our evaluation of this component of our material weakness by December 31, 2017.
In addition, to address the information and communication component of our material weakness, we are designing and implementing controls to identify and evidence the completeness and accuracy of data and assumptions used to support accounting analyses and reconciliations. These design and implementation efforts are ongoing.
Changes in Internal Control over Financial Reporting
In connection with the Company's implementation of ASU No. 2014-09, "Revenue from Contracts with Customers," the Company is reviewing its control framework for any new internal controls related to revenue recognition that will be required, as well as any changes to existing internal controls. We expect that the implementation of ASU No. 2014-09 will result in substantial incremental efforts to adhere to the requirements of the new accounting standard. Other than as described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016 and in our quarterly report on Form 10-Q for the three months ended June 30, 2017.

Item 2.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2017 - July 31, 2017	10	(1)	$0.65	10
August 1, 2017 - August 31, 2017	194	(1)	0.54	194
September 1, 2017 - September 30, 2017	44	(1)	0.60	44
Total	248	(1)	0.56	248	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
10.1	Amended and Restated Credit Agreement, dated October 31, 2017, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Sinosure).	8-K	10.1	11/01/2017
10.2	Amended and Restated Credit Agreement, dated October 31, 2017, among Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Non-Sinosure).	8-K	10.2	11/01/2017
10.3	Termination Agreement, dated October 31, 2017, between NII Holdings, as Existing Parent Guarantor, and China Development Bank, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.3	11/01/2017
10.4	Guaranty Agreement, dated October 31, 2017, between Nextel Holdings S.à r.l., as Parent Guarantor, and China Development Bank, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.4	11/01/2017
10.5	Amendment No. 5 to Bank Credit Certificate, dated October 31, 2017, between Nextel Telecomunicações Ltda. and Banco do Brasil S.A.	8-K	10.5	11/01/2017
10.6	Amendment No. 6 to Bank Credit Certificate, dated October 31, 2017, between Nextel Telecomunicações Ltda. and Banco do Brasil S.A.	8-K	10.6	11/01/2017
10.7	Amendment No. 5 to Bank Credit Certificate, dated October 31, 2017, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.	8-K	10.7	11/01/2017
10.8	Amendment No. 6 to Bank Credit Certificate, dated October 31, 2017, between Nextel Telecomunicações Ltda. and Caixa Econômica Federal.	8-K	10.8	11/01/2017
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
					*

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: November 9, 2017