Form 10-K
period 2017-12-31
NII HOLDINGS INC
filed 2018-03-15
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $55,808,063
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 7, 2018
Common Stock, $0.001 par value per share	100,479,833
Documents Incorporated By Reference
Portions of the registrant's proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

Corporate History

We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 12110 Sunset Hills Road, Suite 600, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Nextel Brazil's operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and various other cities in Brazil.
Except as otherwise indicated, all amounts are expressed in United States, or U.S., dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S.

Nextel Brazil Business Overview

We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. Nextel Brazil's network enables us to offer a wide range of products and services supported by that technology. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our network.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services;

•	application-based radio connection; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
In September 2017, Nextel Brazil decided to wind down its integrated digital enhanced network, or iDEN, operations with a target to cease all iDEN services in mid-2018. As a result, Nextel Brazil has provided notice of the eventual shutdown to its remaining iDEN subscribers and is currently working to actively migrate the remainder of its legacy iDEN subscriber base to its WCDMA network by proactively promoting attractive service offerings. As of December 31, 2017, 11% of our subscribers were on Nextel Brazil's iDEN network.
The majority of our subscribers purchase services from us by acquiring the subscriber identity module, or SIM, cards from us separately, and using the SIM cards in handsets that they acquire from other sources. As of December 31, 2017, Nextel Brazil had 3.246 million total subscriber units in commercial service, which we estimate to be about 4.2% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.

Operating Strategy

Our goal is to grow our subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We are also striving to manage our capital and operating expenditures in the near term and improve our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

•	offering a unique and superior customer-centric experience, including a reliable and high quality wireless network and rate plan flexibility;

•
continuing to implement cost reduction strategies and redesigning our network architecture in order to lower cash costs per user, outweigh scale disadvantages, create an agile organization and improve overall profitability;

•	focusing on higher value customer segments that generate higher average revenue per user, or ARPU, and lower subscriber turnover; and

•	building on the strength of the unique positioning of the Nextel brand.
During 2017, our results of operations were pressured by subscriber losses on our legacy iDEN network, which does not support the high speed data applications sought by many of our current and potential subscribers. Our consolidated operating revenues declined by 12% from 2016 to 2017 due to an 11% decrease in our consolidated subscriber base during 2017, almost all of which was driven by a 58% decrease in our iDEN subscriber base. As a result, our iDEN-based operating revenues decreased from $278.2 million in 2016 to $148.7 million in 2017. While we were able to reduce our cost of revenues and selling, general and administrative expenses by 3% in 2017 to offset a portion of the decline, we generated an operating loss for the period, partially as a result of $179.7 million in impairment, restructuring and other charges we recognized in 2017. As a result of Nextel Brazil's decision to wind down its iDEN network, we expect a significant decrease in iDEN-based operating revenues from 2017 to 2018, which will have a negative impact on operating income in 2018.
In addition, as a result of pressure on our capital resources, over the last several years, we have implemented changes in our business to better align our organization and costs with our operational and financial results. These changes have included reduced spending on subscriber growth, reductions in capital expenditures, significant reductions in our headquarters staff through the reorganization of certain roles and responsibilities between our Brazil and corporate teams, and headcount reductions in Brazil, all of which were designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. Additionally, during 2017, we reached agreement with our bank lenders to obtain amortization and covenant relief.
Effective in January 2018, we entered into amendments to Nextel Brazil's equipment financing facility and its bank loans with Brazilian lenders, which aligned the material financing terms in all three facilities. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. See Note 7 to our consolidated financial statements for more information on these financing arrangements.

Partnership Agreement

On June 5, 2017, we and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the “ice.net” brand, along with certain affiliates of ours and ice group, entered into an investment agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S.à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

Prior to the closing of the initial investment by ice group, we contributed $116.6 million in cash to Nextel Holdings. In connection with and subsequent to the closing of the initial investment, we contributed an additional $56.8 million to Nextel Holdings, representing all of our freely distributable cash outside of Nextel Brazil, including proceeds released from escrowed funds from the sale of Nextel Mexico received to date, less $50.0 million we retained for our expenses outside of the partnership. The investment agreement provided for, after ice group’s initial investment, our contribution of proceeds arising from the release of escrowed funds through a 115 account, which is a contribution without the issuance of additional equity. We do not believe that this requirement survives the termination of the investment agreement and intend for all future contributions by us to Nextel Holdings to be made through capital contributions with additional equity being issued to us. ice group has notified us that it believes future escrow proceeds received by us from the escrow account must be contributed to Nextel Holdings through the 115 account without the issuance of equity.

Economic Environment
Recently, Brazil has experienced one of the worst economic recessions in its history, characterized by years of negative real wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These economic conditions and trends have resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services, leading to lower customer credit and pressure on customer demand, pricing and turnover. According to reports issued by the International Monetary Fund, or the IMF, it is estimated that Brazil's gross domestic product, or GDP, fell about 3% from 2015 to 2016. In addition, Brazil's unemployment rate was about 11% at the end of 2016. In 2017, Brazil's GDP improved by about 1% compared to 2016, but unemployment reached the highest it had been in decades at 12% at the end of 2017. Real wages in Brazil fell in the first half of 2017, but grew steadily in the second half of 2017. In addition, the foreign currency exchange rate in Brazil appreciated in value by almost 9% relative to the U.S. dollar during 2017. Although consumer confidence improved by the end of 2017, it remains at lower levels than those experienced in recent prior years. Most economists expect that lower inflation and interest rates at the end of 2017 will help to accelerate growth in Brazil's economy in 2018.

Competitive Environment

We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, speed of data access and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers and plans that provide more services and in many cases, unlimited calling, for lower rates than some of the plans we offer. In the third quarter of 2017, Nextel Brazil began offering similar types of unlimited voice rate plans in response to the increasingly competitive environment and is actively working to migrate its existing customers to these types of unlimited rate plans and implement other targeted efforts to promote customer loyalty.
We compete with large, well-capitalized competitors in Brazil that have substantial financial and other resources. Nextel Brazil's largest competitors are Vivo, which is owned by Spain's Telefonica and has the largest market share in the São Paulo metropolitan area and Rio de Janeiro; Claro, which is controlled by Mexico's America Movil; TIM, or Telecom Italia Mobile, a subsidiary of Italy's Telecom Italia; and TNL PCS S.A., a subsidiary of Telemar Norte Leste, Brazil's largest wireline incumbent, that offers its services under the brand name “Oi.”
Many of our competitors have a larger spectrum position than ours, including more spectrum that can be used to support a wide range of wireless technologies, and have greater coverage areas and/or name recognition than we do, making it easier for them to expand into new markets and offer new products and services. Our competitors typically have more extensive distribution channels than ours or are able to use their scale advantages to acquire subscribers at a lower cost than we can, and they have implemented network technology upgrades, including both WCDMA and LTE, that support high speed data services. Some of these competitors also have the ability to offer bundled telecommunications services that include local, long distance, subscription television and data services, and can offer a larger variety of handsets and other devices with a wide range of prices, brands and features. In addition, the financial strength and operating scale of some of these competitors allows them to offer aggressive pricing plans, including those targeted at attracting our existing subscribers.
In recent years, our largest competitors have increasingly focused their marketing efforts on attracting postpaid subscribers within our target segments by, among other things, enhancing their network quality and their customer care functions, which may minimize the value of our network quality and speed and the quality of our customer service as points of differentiation. In addition, as we have extended our target market to include more high-value consumers, we are increasingly competing more directly for subscribers that are also targeted by our largest competitors.

We compete with other communications service providers based primarily on our simple and attractive pricing plans, high quality customer experience and wireless service offerings. We are continuing to pursue our target market with an expanded message that focuses on our transition to a full service wireless operator capable of providing high quality and high speed data services supported by our WCDMA and LTE network.
We believe that the users who primarily make up our targeted subscriber base are likely to base their purchase decisions on network quality and quality of customer support, as well as on the availability of differentiated features and services that make it easier for them to communicate quickly, efficiently and economically. However, because pricing is one of a number of important factors in potential customers' purchasing decisions, and in light of Brazil's recovering economy discussed above, increased price competition in the customer segments we target could require us to decrease prices or increase service and product offerings, which would lower our revenues, increase our costs or both.
In response to the aggressive nature of Brazil's competitive environment, as well as its recent economic climate, we have taken and are continuing to take the following actions:

•	offering flexible rate plans in order to meet our customers' individualized needs, including various unlimited voice rate plans at competitive prices;

•	increased our focus on high value customer segments in order to generate higher levels of ARPU;

•	expanding our addressable market;

•	providing a superior customer-centric experience that cultivates a long-term relationship with our customers;

•	streamlining distribution channels, including closing unprofitable retail stores;

•	migrating subscribers from our legacy iDEN network to our WCDMA network; and

•	reviewing commission and subsidy strategies.
As a result of these and other initiatives, in the fourth quarter of 2017, Nextel Brazil had 325,400 WCDMA gross subscriber additions, 26,800 WCDMA net subscriber additions and WCDMA subscriber turnover of 3.47%.

Our Networks and Wireless Technologies

We currently offer services supported by a network that utilizes WCDMA and LTE technology. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 megahertz, or MHz, of spectrum in the 1.9/2.1 gigahertz, or GHz, spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million based on foreign currency exchange rates at the time. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the north and northeast regions of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil is utilizing this 1.9/2.1 GHz spectrum to support its WCDMA network and is utilizing the 1.8 GHz spectrum to support its LTE-based network. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. Nextel Brazil currently offers LTE services in Rio de Janeiro and São Paulo. These services are automatically available to subscribers with an existing mobile plan and compatible smartphone.
We continue to evaluate ways in which we can use our 800 MHz spectrum to support existing or new services. Our current 800 MHz spectrum holdings are largely contiguous, making it possible to use that spectrum to support future technologies, including LTE-based technologies, if certain technical, operational and regulatory requirements are met, including, for example, the availability of compatible network and subscriber equipment. The availability of that equipment will likely depend upon a number of factors, including the technology decisions made by other wireless carriers and the willingness of infrastructure and device manufacturers to produce the required equipment.

Sales and Distribution

Our target customers include consumer market segments that value our attractive pricing plans, high quality network and our superior level of customer service, as well as the small, medium and large business markets that value our wireless services. We use a variety of distribution channels to reach our target customers, including direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels such as online purchasing. Nextel Brazil is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local subscriber preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining subscribers in our targeted segments.
We employ sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on customers that value our industry expertise and services, as well as our ability to develop tailored custom communications capabilities that meet the specific needs of these customers. We also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers that solicit customers for our service and are generally paid through commissions. These dealers participate with Nextel Brazil's direct sales force in varying degrees when pursuing each of our targeted customer groups.
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. We have realigned these sales channels and locations and have also expanded our marketing through regional and national retailers with store kiosks and handset and prepaid card distribution offers. We also utilize our website as a marketing tool that allows subscribers to compare our various rate plans and research our suite of products and services, including handsets, accessories and special promotions. We use a digital platform and other online purchase tools as additional sales channels to allow subscribers to purchase our services directly without any interaction with a Nextel representative. Subscribers can purchase a SIM card at an accredited point of sale, install the SIM card on an Android or iOS smartphone, download the application, and activate and change rate plans.

Marketing

We are a full service provider of wireless services, offering our customers packages of services and features that combine multiple communications services in one handset, including voice and data services. Since 2002, we have offered services under the Nextel brand under a trademark license agreement with Nextel Communications, Inc. In 2011, we launched a new brand identity, which we believe enhanced the recognition of our brand. As a result of our efforts, the Nextel brand is recognized in Brazil as standing for both quality of service and the customer support we provide. Our marketing strategy is focused on the availability of the broad range of services and features offered by our WCDMA and LTE networks that we believe appeals to a wide range of consumers. The positioning of our brand continues to focus on customers who are attracted to our services and our reputation for providing a high quality customer experience.

Regulation of SMR and PCS Operations

In Brazil, the wireless communications regulations are based on a concept called calling party pays, which requires the mobile carrier of the subscriber initiating a call to pay the mobile carrier of the party receiving the call when mobile calls occur between subscribers of different carriers. These calling party pays charges are based on rates that we refer to as mobile termination rates. In 2012, ANATEL, Brazil's telecommunications regulatory agency, approved regulations to implement a transition to a cost-based model for determining mobile termination rates, and under the current regulations, the mobile termination rates are being gradually reduced over a transition period ending in 2019, when cost-based rates will take effect and we will likely pay the same rates as our competitors.

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

Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency.

Employees

As of December 31, 2017, we had 2,288 employees, of which 2,273 were employees of Nextel Brazil. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers most of its employees and expires on August 31, 2018. NII Holdings is not a party to any collective bargaining agreement. We believe that the relationship between us and our employees, and between Nextel Brazil and its employees, is good.

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
We also provide public access to our code of ethics, entitled the NII Holdings, Inc. Code of Conduct and Business Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. The committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of the committee charters and the Code of Conduct and Business Ethics free of charge by writing to: NII Holdings Investor Relations, 12110 Sunset Hills Road, Suite 600, Reston, Virginia 20190. If a provision of our Code of Conduct and Business Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Conduct and Business Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

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

Risks Relating to Our Business and Results

1.
Because our free cash flow was negative, and is expected to continue to be negative, we will likely need to meet our obligations and fund our working capital with cash on hand and through the recovery of amounts held in escrow.

Our free cash flow was negative in 2016 and 2017, and based on our current plans, we expect our free cash flow to remain negative through at least 2018. Our current plans are based on a number of key assumptions relating to, among other things, our ability to manage our capital and operating expenses and to attract and retain customers. If any of our assumptions are not borne out or are otherwise not correct, our free cash flow could continue to be negative for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive free cash flow in the future.
Our current sources of funding include our cash and short-term investments, cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. We recovered substantially all of our cash pledged to secure performance bonds in January 2018.
Based on the challenging competitive environment in Brazil that we anticipate will continue, as well as the loss of revenues associated with the shutdown of our iDEN business, we expect that our cash flow from operations will be negative in 2018. In addition, we expect that our capital expenditures for 2018 will be at similar levels to those experienced in 2017. If we do not execute on our business plan, we may need to raise incremental capital to fund our business plan. Furthermore, if the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant amount of time, we would need to obtain additional funding and/or significantly reduce our planned spending to further preserve our liquidity. If we cannot obtain access to a significant portion of the escrowed funds as anticipated in our business plan and execute on our business plan, or obtain suitable financing if and when it is required, our results of operations and liquidity would be negatively impacted, and we may be unable to settle our obligations as they come due.

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

Over the past two years, our results of operations, including our operating revenues and operating cash flows, have been negatively affected by a number of factors, including significant deterioration in economic conditions in Brazil that have recently begun a slow recovery, increased competitive pressure, the overall depreciation of the value of the Brazilian real relative to the U.S. dollar from 2015 to 2016, and the decline in our iDEN subscriber base resulting from the limited digital services available on our legacy iDEN network. These and other factors resulted in a reduction in our subscriber growth and revenues at a time when our costs reflected the operation of two networks and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.

We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price; the types of services offered; variety, features and pricing of handsets; speed of data access; and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers and even more aggressive pricing plans that provide more services for lower rates than the plans we offer, which together with the impact of deteriorating economic conditions, reduced the number of new subscribers we added to our network in 2016 and 2017. This increased competition may continue to affect our ability to attract and retain subscribers in the future, which could impact our ability to execute on our business plan and negatively impact our operating results.

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

We rely on our competitors for certain support services that are critical to our operations. For example, the services that we provide on our WCDMA network require significant data capacity, and this capacity demand has made it necessary for us to obtain wireline or other connecting circuits between elements of our network such as switches and transmitter and receiver sites that are capable of transporting a significantly higher volume of data traffic. In some instances, the availability of those higher capacity circuits is limited, and in many cases, our access to those circuits is controlled by entities that are affiliated with our competitors. Similarly, we have entered into roaming arrangements with one of our competitors that allow us to expand the coverage of our WCDMA network in Brazil by allowing our subscribers to roam on that competitor's network in areas outside our coverage area. Likewise, we have entered into a 10-year radio access network, or RAN, sharing agreement with the same competitor under which we are permitted to use its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. As a result, we are dependent on entities that are or are affiliated with our competitors to provide us with the data transport services needed to support our networks and services, roaming services and infrastructure that enhance our coverage area. Our ability to offer services and our results of operations could be adversely affected if those entities were to allocate limited transport or network capacity to other customers including their wireless affiliates or otherwise make it more difficult for us to obtain the necessary transport and roaming capacity to support our networks and services.

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

In addition, we have broadened our target market to include customers that have typically demonstrated a willingness to change service providers more frequently and have increased our usage of control plan payment terms as part of our service plans in order to attract more price sensitive customers. These and other changes in our marketing strategies and the types of customers we target have recently had a negative impact on our consolidated customer turnover rate and could continue to have that impact in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the average cost of acquiring a new subscriber is higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience increases in our customer turnover rate, our results of operations could be adversely affected.

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

g.
Customer concerns about our financial condition and ability to implement our business plan, including our network development and deployment efforts, may have an additional adverse effect on our ability to attract and retain customers.

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

3.	We operate exclusively in Brazil, and our assets, subscribers and cash flows are concentrated in Brazil, which presents risks to our operating plans.

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

Historically, the value of the Brazilian real relative to the U.S. dollar has been volatile. Recent weakness in the economy in Brazil has led to increased volatility in the real compared to the U.S. dollar. Nearly all of our revenues are earned in Brazilian reais, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have had and can have a significant impact on our reported results that may not reflect the operating trends in our business. In addition, all of our outstanding debt is owed by Nextel Brazil, and 36% of the principal amount of our total debt outstanding is denominated in U.S. dollars. A decline in the value of the Brazilian real makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in Brazilian reais, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, a decline in the value of the Brazilian real relative to the U.S. dollar result in reductions in our reported revenues, as well as a reduction in the carrying value of our assets, including the value of cash investments held in Brazilian reais. Depreciation of the Brazilian real also results in increased costs to us for imported equipment. Historically, we have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. As a result, if the value of the Brazilian real continues to depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in Brazilian reais, to be adversely affected.

b.
We face economic and political risks operating in Brazil, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economy in Brazil, which is considered to be an emerging market and has historically been subject to volatile economic cycles. Recently, Brazil has experienced one of the worst economic recessions in its history. As a result, the economic environment in Brazil has been impacted by years of significant and rapid fluctuation in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates. These economic conditions have affected the wireless telecommunications industry in Brazil, leading to lower customer credit and pressure on customer demand, pricing and customer turnover, and negatively impacting our ability to attract and retain subscribers. It is estimated that Brazil's GDP fell about 3% from 2015 to 2016, but improved by about 1% in 2017 compared to 2016. Brazil's unemployment rate was about 11% at the end of 2016 and reached the highest it had been in decades at 12% at the end of 2017. Real wages in Brazil fell in the first half of 2017, but grew steadily in the second half of 2017. If the current economic conditions worsen, the economic environment in Brazil may negatively impact our ability to meet our business plan.

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

In addition, in Brazil, government regulatory agencies regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems, as well as the granting, maintenance and renewal of licenses to use spectrum and radio frequencies. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations by increasing our costs, reducing our revenues or making it more difficult for us to compete. In order to maintain our licenses, we are required to use the related spectrum in an efficient manner. In connection with the shutdown of our iDEN network, we believe we have a plan to meet our spectrum use requirements for the 800 MHz spectrum underlying that network. If ANATEL does not agree that we are meeting our requirements, we could be required to return our 800 MHz spectrum before its expiration. In addition, ANATEL is considering pricing for a conversion of our 800 MHz spectrum from a trunking license for radio services as private systems to public systems. If we are unwilling or unable to pay the conversion price set by ANATEL, we will be unable to renew the spectrum licenses for our 800 MHz spectrum, if a renewal becomes available, and could be subject to forfeiture of this spectrum. Our business may be negatively impacted if changes are implemented that:

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

e.	We are subject to taxes, which may reduce the revenues of our operating subsidiary in Brazil, reduce the amounts we receive from Nextel Brazil, increase our tax costs and impact our cash flows.

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

In addition, Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. In connection with these petitions, Nextel Brazil is regularly required to make a judicial guarantee through a deposit of cash to cover the amount in dispute in order to file and/or appeal claims. These judicial guarantees are not released until a pending matter is resolved. Future judicial guarantees could be material and could negatively impact our cash flows.

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

4.	The costs we incur to connect our networks with those of other carriers are subject to local laws and may increase, which could adversely impact our financial results.

Nextel Brazil must connect its telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local, long distance and data transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and our customers in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to varying degrees of local regulation, and often require us to negotiate agreements with the other carriers, most of which are our competitors, in order to provide our services. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations and the negotiations with the other carriers. Changes in our customers’ calling patterns that result in more of our customers’ calls terminating on our competitors’ networks and changes in the interconnection arrangements either as a result of regulatory changes or negotiated terms that are less favorable to us could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

5.	We own Nextel Brazil through a partnership with ice group.

On June 5, 2017, we and ice group entered into an investment agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings, which indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement with ice group, which remains a minority investor in Nextel Brazil.

a.	Our interests and the interests of our stockholders may not align with the interests of ice group, and actions by ice group could negatively impact our performance.

ice group currently owns 30% of Nextel Holdings, which indirectly owns Nextel Brazil. Pursuant to our shareholders agreement with ice group, the Board of Managers of Nextel Holdings is comprised of five members, with three members appointed by us and, after regulatory approval and as long as ice group maintains at least a 30% stake in Nextel Holdings, two nominees and one observer from ice group. In addition, the shareholders agreement with ice group provides for certain minority protective rights relating to certain significant actions of Nextel Holdings and Nextel Brazil. Consequently, we and our stockholders have less influence on the management and policies of Nextel Brazil after ice group's initial investment than we previously had. ice group may at any time have economic or business interests or goals which are, or which become, inconsistent with the business interests or goals of us and our stockholders, and could attempt to influence or take actions that are contrary to our requests, policies or objectives. The shareholders agreement remains in effect, and we intend to continue to meet all of our obligations in the shareholders agreement.

In addition, our partnership with ice group carries additional risks, including the possibility that:

•	we may incur liabilities as a result of an action taken by ice group;

•
disputes between us and ice group could arise which could distract management from focusing time and efforts on our business, result in an impasse or ultimately in litigation or arbitration or otherwise have a negative influence on our partnership and our ability to successfully operate Nextel Brazil; and

•
the transfer restrictions, rights of first refusal, and “tag along” and “drag along” rights contained in our agreements with ice group could restrict our or ice group's ability to exit the joint venture if desired or discourage a third party transaction that might be in the best interests of stockholders.

Any of the foregoing could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

b.	ice group's second investment in Nextel Holdings was not completed, which could negatively impact us.

On July 20, 2017, we and ice group completed ice group's initial $50.0 million investment in Nextel Holdings. In the second stage of the transaction, ice group had an option to invest an additional $150.0 million in Nextel Holdings, which would have increased its ownership to 60%. ice group's option to make this second investment was discretionary, and it chose not to exercise this option prior to its expiration. ice group's decision not to exercise its option may result in various negative consequences, including the potential need to obtain additional funding in the future. If we are unsuccessful in raising additional capital, if and when needed, our results of operations and liquidity, as well as our ability to invest in and grow our business, could be negatively impacted, which could negatively impact future operating results.

In addition, our business may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on our partnership with ice group. We have incurred substantial expenses in connection with the negotiation and completion of the ice group investment, and we may not realize the full expected benefits of our partnership with ice group. In addition, ice group has a significant influence over Nextel Holdings' operations and certain rights pursuant to the shareholders agreement, which could make it more difficult to pursue another transaction or obtain additional funding. ice group's failure to complete the second investment may also result in negative reactions from the financial markets or from our customers, vendors and employees, which could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

6.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timeliness of our financial reporting.

As described in “Part II. Item 9A. Controls and Procedures,” included in this annual report on Form 10-K, we disclosed a material weakness in internal control over financial reporting due to a continuing material weakness in our information and communication process and our control environment. During 2017, we did not have a sufficient number of experienced resources at Nextel Brazil, which impacted, among other things, our ability to reach timely conclusions and validate the completeness and accuracy of information used to support various accounting analyses, which resulted in immaterial misstatements, some of which were corrected, and control deficiencies across multiple accounts. Management is committed to dedicating the resources necessary to ensure sustained effective control design and operation is achieved, and will continue to work to ensure we maintain sufficient experienced resources, automate processes, and monitor risks related to new accounting requirements or changes that could place an unmanageable strain on our resources.

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

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If Nextel Brazil fails to comply with the terms of its licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, they could be fined or their licenses could be revoked. We believe that Nextel Brazil is in compliance with the applicable operational requirements of its licenses in all material respects. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion to grant or renew licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. In addition, regulations in Brazil permit third parties, including our competitors, to challenge the award and use of our licenses. If our competitors are successful in pursuing claims such as these, or if regulators in Brazil take actions modifying or revoking our licenses in response to these claims, our ability to grow our business and improve our results of operations could be materially adversely affected.

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

Our business strategy envisions growing our business by successfully building and expanding our network in Brazil, expanding our product and service offerings and expanding our target customer base. Even if we do expand our business, if we fail to manage our growth effectively, our financial results could be adversely affected. Separately, growth may place a strain on our management systems and resources. We must continue to refine and expand our business development and sales capabilities; our network operations and information technology infrastructure; and the hardware, software, systems, processes and people to effectively support current and future sales, customer service and information requirements of our business in an efficient and cost-effective manner. In addition, failure to prioritize technology initiatives and effectively allocate resources in order to achieve our strategic goals could result in a failure to realize those goals, including the expected benefits of our growth, and could negatively affect our financial results.

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

11.	Our reputation and business could be negatively impacted by cyber security threats and other material disruptions of our wireless networks.

Our information technology and other systems, including those of our third party service providers, that maintain and transmit our proprietary information and our subscribers’ information, including credit card information, location data, or other personal information may be compromised by a malicious third party penetration of our network security or impacted by advertent or inadvertent actions or inactions by our employees and agents. As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed, or taken without the subscribers’ consent. Cyber attacks, such as the use of malware, computer viruses, denial of service attacks, or other means for disruption or unauthorized access, have increased in frequency, scope, and potential harm in recent years. We also purchase equipment and software from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such network or equipment.

While to date we have not been subject to cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may not be sufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions may be significant, which may adversely affect our results of operations. While we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, any major compromise of our data or network security; failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information; and delays in detecting any such compromise or loss, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses, including lost revenues from business interruption, ransom and litigation, which could be material.

In addition to cyber attacks, major equipment failures and the disruption of our wireless networks as a result of natural disasters, severe weather, terrorist attacks, acts of war, or other breaches of network or information technology security, even for a limited period of time, may result in significant expenses, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. In the past, more stringent network performance standards and reporting obligations have been adopted by the government in Brazil in order to ensure quality of service during unforeseen disturbances. We could be required to make significant investments in our existing networks in order to comply with these types of network performance standards. Any of these occurrences could damage our reputation, adversely impact subscriber and investor confidence and could negatively impact our results of operations and financial condition.

Risks Relating to Our Common Stock

12.	If our stock price does not remain above $1.00, our common stock could be delisted from The NASDAQ Stock Market, which could have a material adverse effect on the liquidity of our common stock.

On June 14, 2017, we received a notice (the “Notice”) from The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the bid price of our common stock for the prior 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), and we were provided with a grace period of 180 calendar days, or until December 11, 2017, to regain compliance with the minimum bid price requirement. On December 12, 2017, we received a staff determination letter from Nasdaq indicating that we had failed to regain compliance with the minimum closing bid price requirement, that we were not eligible for a second 180-day grace period and that we would be delisted from the Nasdaq Global Select Market. We requested a hearing before a Nasdaq listing qualifications panel, which automatically stayed the delisting of our common stock pending the issuance of a determination by the panel. At our hearing in February 2018, we were granted an extension through June 11, 2018 to regain compliance with the minimum bid share price necessary for continued listing on the Nasdaq Global Select Market, which requires us to maintain a closing bid price of at least $1.00 for a minimum of ten consecutive business days. During the extension, our common stock will continue to trade on the Nasdaq Global Select Market. On March 8, 2018, the closing bid price of our common stock was above $1.00 for the tenth consecutive business day, and we are now in compliance with all Nasdaq Listing Rules. If we are unable to continue to maintain a closing bid price of at least $1.00, there is a risk that our common stock could be delisted from Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other markets. As a consequence of such delisting, an investor could find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

13.	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of other stockholders.

As of February 28, 2018, funds associated with 683 Capital Management, Joseph D. Samberg, Exile Capital Management and Capital World Investors owned approximately 13.5%, 12.2%, 9.9% and 9.5%, respectively, of our outstanding common stock. Capital World Investors also has certain additional rights under our registration rights agreement dated June 26, 2015. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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
Our principal executive and administrative offices are located in Reston, Virginia, where we rent temporary office space on a month-to-month basis. In addition, Nextel Brazil leases office space in São Paulo and Rio de Janeiro. Nextel Brazil also leases transmitter and receiver sites under various individual site leases. As of December 31, 2017, Nextel Brazil had 6,871 constructed sites at leased and owned locations, including those constructed for its networks. In addition, Nextel Brazil also had 1,970 radio access network, or RAN, sharing sites, 153 global system for mobile, or GSM, sites and 511 indoor sites as of December 31, 2017.

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

	Price Range of Common Stock
	High	Low
2016
First Quarter	$5.72	$3.01
Second Quarter	5.65	2.64
Third Quarter	3.63	2.05
Fourth Quarter	3.33	1.70
2017
First Quarter	$3.45	$1.05
Second Quarter	1.30	0.36
Third Quarter	0.80	0.40
Fourth Quarter	0.55	0.22

2.	Number of Stockholders of Record
As of March 7, 2018, there were approximately 51 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

3.	Dividends
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to invest in our business and operations and to make contractual payments under our financing facilities in accordance with our business plan.

4.	Issuer Purchases of Equity Securities

(b) The following table presents information related to repurchases of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2017 - October 31, 2017	78	(1)	$0.43	78
November 1, 2017 - November 30, 2017	35	(1)	0.36	35
December 1, 2017 - December 31, 2017	—	(1)	—	—
Total	113	(1)	0.41	113	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from July 6, 2015 through December 31, 2017. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of Oi S.A. and Telefônica Brasil S.A. The graph assumes an initial investment of $100 in our common stock as of July 6, 2015 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	7/6/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
NII Holdings	$100.00	$38.57	$29.92	$32.76	$18.84	$19.73	$12.74
Nasdaq 100	$100.00	$94.73	$104.42	$102.25	$100.44	$111.63	$110.28
Oi S.A.	$100.00	$42.39	$28.80	$18.64	$23.72	$51.17	$39.81
Telefônica Brasil S.A.	$100.00	$65.39	$65.22	$90.33	$99.32	$106.84	$96.03

Index	3/31/2017	6/30/2017	9/30/2017	12/31/2017
NII Holdings	$7.70	$4.74	$2.73	$2.49
Nasdaq 100	$124.56	$129.80	$137.35	$146.92
Oi S.A.	$71.35	$59.62	$65.17	$60.50
Telefônica Brasil S.A.	$111.43	$104.93	$121.73	$114.98

Item 6.	Selected Financial Data

On September 15, 2014, we and eight of our U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and Nextel International Telecom, or NIIT, filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, which we refer to as Chapter 11, in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court. In addition, subsequent to September 15, 2014, five additional subsidiaries of NII Holdings, Inc. filed voluntary petitions seeking relief under Chapter 11 in the Bankruptcy Court. We refer to the companies that filed voluntary petitions seeking relief under Chapter 11 collectively as the Debtors. Nextel Brazil and our previous other operating subsidiaries in Latin America were not Debtors in these Chapter 11 cases.

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

In connection with our emergence from Chapter 11, we were required to apply the provisions of fresh start accounting to our financial statements. Because our results of operations during the period from June 26, 2015 to June 30, 2015 were not material, we applied fresh start accounting to our consolidated financial statements as of the close of business on June 30, 2015. As a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results.
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

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2017	2016	2015	2015	2014	2013
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$869,767	$985,046	$529,434	$683,711	$1,848,954	$2,203,040
Impairment, restructuring and other charges	$179,727	$1,384,811	$32,308	$36,792	$105,664	$121,578
Foreign currency transaction (losses) gains, net	$(1,271)	$76,615	$(99,737)	$(63,948)	$(51,149)	$(92,456)
Net (loss) income from continuing operations	$(351,666)	$(1,533,879)	$(292,491)	$1,519,401	$(1,224,671)	$(1,200,425)
Net (loss) income from continuing operations per common share, basic	$(3.51)	$(15.32)	$(2.93)	$8.73	$(7.11)	$(6.98)
Net (loss) income from continuing operations per common share, diluted	$(3.51)	$(15.32)	$(2.93)	$8.71	$(7.11)	$(6.98)

	Successor Company			Predecessor Company
	December 31,			December 31,
	2017	2016	2015	2014	2013
		(in thousands)
Consolidated Balance Sheet Data:
Total assets	$1,105,098	$1,418,509	$2,729,908	$5,374,034	$8,679,954
Long-term debt, including current portion	$655,707	$756,316	$665,067	$925,271	$5,298,412
Liabilities subject to compromise	$—	$—	$—	$4,593,493	$—

Impairment, Restructuring and Other Charges. During 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of this segment was not fully recoverable. As a result, we recorded non-cash asset impairment charges of $57.9 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. In addition, in 2017, Nextel Brazil recognized $70.5 million in restructuring costs primarily related to future lease costs for certain transmitter and receiver sites in low-usage areas and $34.2 million in restructuring costs related to a change in the scope of its radio access network, or RAN, sharing implementation. During 2016, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $32.3 million and $36.8 million, respectively, in impairment, restructuring and other charges primarily related to the shutdown or abandonment of certain transmitter and receiver sites in Brazil, retail store closures related to the realignment of distribution channels and restructuring charges incurred in connection with the realignment of our organization and staffing structure. During 2014, we recognized $105.7 million in impairment, restructuring and other charges primarily related to the discontinuation of certain projects related to the next generation of our push-to-talk services, restructuring charges incurred in connection with the realignment of our organization and staffing structure, and other asset impairment charges related to store closures and the shutdown or abandonment of transmitter and receiver sites in Brazil. During 2013, we recognized $121.6 million in impairment, restructuring and other charges primarily related to the discontinuation of our use of software relating to customer relationship management, the restructuring of certain outsourcing agreements to manage our network infrastructure and restructuring charges incurred in connection with staff reductions and the realignment of our organization.
Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction gains during the year ended December 31, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar during 2016 on Nextel Brazil's U.S. dollar-denominated net liabilities. Consolidated foreign currency transaction losses for each of the remaining periods presented primarily relate to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's assets and liabilities. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
Net (Loss) Income From Continuing Operations. For the years ended December 31, 2017 and 2016, net loss from continuing operations included the $57.9 million and the $1.34 billion non-cash asset impairment charges, respectively, to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values discussed above. For the six months ended June 30, 2015, net income from continuing operations included $1,956.9 million in reorganization items, which represented a $1,775.8 million gain we recognized in connection with the settlement of our liabilities subject to compromise upon our emergence from Chapter 11 and a $261.8 million gain we recognized as a result of the implementation of fresh start accounting, partially offset by professional fees and other costs incurred in connection with our Chapter 11 filing.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the proceeds from the sale of Nextel Mexico held in escrow;

•	risks associated with our partnership with ice group;

•	general economic conditions in Brazil and in the market segments that we are targeting for our services;

•	the political and social conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

•
our having reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with digital two-way mobile data or internet connectivity services in Brazil;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•
risks related to the operation and expansion of our network in Brazil, including the potential need for additional funding to support enhanced coverage and capacity, and the risk that we will not attract enough subscribers to support the related costs of deploying or operating the network;

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

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our business;

•
the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to successfully wind down our legacy iDEN network in Brazil and migrate our iDEN subscriber base to our WCDMA network;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•	other risks and uncertainties described in Part I, Item 1A. “Risk Factors,” in this annual report on Form 10-K and, from time to time, in our other reports filed with the SEC.

Introduction

The following is a discussion and analysis of:

•
our consolidated financial condition as of December 31, 2017 and 2016 and our consolidated results of operations for the years ended December 31, 2017 and 2016, for the six-month periods ended December 31, 2015 and June 30, 2015 and for the combined twelve-month period ended December 31, 2015; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.

A.	Executive Overview
Nextel Brazil Business Overview. We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. Nextel Brazil's network enables us to offer a wide range of products and services supported by that technology. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our network.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services;

•	application-based radio connection; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
In September 2017, Nextel Brazil decided to wind down its iDEN operations with a target to cease all iDEN services in mid-2018. As a result, Nextel Brazil has provided notice of the eventual shutdown to its remaining iDEN subscribers and is currently working to actively migrate the remainder of its legacy iDEN subscriber base to its WCDMA network by proactively promoting attractive service offerings. As of December 31, 2017, 11% of our subscribers were on Nextel Brazil's iDEN network.

The majority of our subscribers purchase services from us by acquiring the SIM cards from us separately, and using the SIM cards in handsets that they acquire from other sources. As of December 31, 2017, Nextel Brazil had about 3.246 million total subscriber units in commercial service, which we estimate to be about 4.2% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
Our goal is to grow our subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We are also striving to manage our capital and operating expenditures in the near term and improve our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

•	offering a unique and superior customer-centric experience, including a reliable and high quality wireless network and rate plan flexibility;

•
continuing to implement cost reduction strategies and redesigning our network architecture in order to lower cash costs per user, outweigh scale disadvantages, create an agile organization and improve overall profitability;

•	focusing on higher value customer segments that generate higher ARPU and lower subscriber turnover; and

•	building on the strength of the unique positioning of the Nextel brand.
In addition, as a result of pressure on our capital resources, over the last several years, we have implemented changes in our business to better align our organization and costs with our operational and financial results. These changes have included reduced spending on subscriber growth, reductions in capital expenditures, significant reductions in our headquarters staff through the reorganization of certain roles and responsibilities between our Brazil and corporate teams, and headcount reductions in Brazil, all of which were designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. Additionally, during 2017, we reached agreement with our bank lenders to obtain amortization and covenant relief.
Effective in January 2018, we entered into amendments to Nextel Brazil's equipment financing facility and its bank loans with Brazilian lenders, which aligned the material financing terms in all three facilities. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. See Note 7 to our consolidated financial statements for more information on these financing arrangements.
In 2018, we expect that projected lower customer turnover will allow us to grow our WCDMA subscriber base to generate higher revenues in the future. We will also continue to focus on opportunities to reduce operating expenses through operational improvements and cost reductions to preserve our liquidity. See “C. Liquidity and Capital Resources” and “D. Future Capital Needs and Resources” for more information.
Partnership Agreement. On June 5, 2017, we and ice group, an international telecommunications company operating primarily in Norway under the “ice.net” brand, along with certain affiliates of ours and ice group, entered into an investment agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S.à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.
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
Revenue Recognition.  While our current revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.
Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation.

Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, variable charges for usage in excess of plan limits, long-distance charges and international roaming revenues derived from calls placed by our subscribers on other carriers’ networks. We recognize service revenue as service is provided, net of credits and adjustments for service discounts. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize handset revenue when title and risk of loss passes to the customer.
Other revenues primarily include amounts generated from our handset maintenance programs, roaming revenues generated from other companies’ subscribers that roam on our networks and rental revenues from third party tenants that rent space on our transmitter and receiver sites. We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. We estimate this allowance based on historical experience, aging of accounts receivable and collections trends. Actual write-offs in the future could be impacted by general economic and business conditions, as well as fluctuations in subscriber deactivations, that are difficult to predict and therefore may differ from our estimates. A 10% increase in our consolidated allowance for doubtful accounts as of December 31, 2017 would have resulted in $4.2 million of additional bad debt expense for the year ended December 31, 2017.
Depreciation of Property, Plant and Equipment.  We record our network assets and other improvements that extend the useful lives of the underlying assets at cost and depreciate those assets over their estimated useful lives with the exception of property, plant and equipment owned as of the date of our implementation of fresh start accounting. As a result of the application of fresh start accounting in connection with our emergence from Chapter 11 and the non-cash asset impairment charges we recorded in 2016 and 2017, we adjusted all existing property, plant and equipment to its estimated fair value and revised the associated depreciable lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and network software and 3 to 10 years for software, office equipment, furniture and fixtures, and other, which includes non-network internal use software. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our networks are highly complex and, due to constant innovation and enhancements, certain components of those networks may lose their utility sooner than expected. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations.
Amortization of Intangible Assets.  Our intangible assets primarily consist of our telecommunications licenses and our customer relationships. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 26 to 30 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years. While the terms of our licenses, including renewals, range from 10 to 40 years, the political and regulatory environment in Brazil is continuously changing and, as a result, the cost of renewing our licenses beyond that range could be significant. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. In light of these uncertainties, we classify our licenses as definite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations. As a result of the implementation of fresh start accounting, we revised the remaining estimated useful lives of our licenses to include renewal periods in cases where it is probable that a renewal will occur.
Valuation of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying value of our assets, we recognize a loss for the difference between the estimated fair value and the carrying value of the assets.
In 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of this segment was not fully recoverable. As a result, in 2017, we recorded non-cash asset impairment charges of $57.9 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We allocated these impairment charges on a pro rata basis between property, plant and equipment and spectrum licenses.

During 2016, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, in 2016, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values.
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
Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with the Financial Accounting Standards Board’s, or the FASB's, authoritative guidance on accounting for contingencies. We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, material loss contingencies if it is reasonably possible that a loss will occur or if the loss cannot be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. The FASB’s authoritative guidance requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates. We currently estimate the reasonably possible losses related to matters for which we have not accrued liabilities, as they are not deemed probable, to be approximately $760.0 million as of December 31, 2017.
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
The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. During 2016, we recorded full valuation allowances on the deferred tax assets of Nextel Brazil, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2017 and subsequent years. As a result, the valuation allowance on our deferred tax assets increased by $1.7 billion during 2016. As of December 31, 2017, we continued to maintain full valuation allowances on each of these deferred tax assets. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets.
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. In connection with this legislation, we have recorded our U.S. deferred tax asset and corresponding valuation allowance as of December 31, 2017 at the 21% tax rate with no impact to our income tax expense. In addition, we have determined that no tax liability needs to be recorded for the one-time transition tax as our international subsidiaries have negative cumulative foreign earnings. We are electing to treat the tax on global intangible low-taxed income as an expense in the period in which we become liable for this tax and are not currently recording a deferred tax liability for this item. In accordance with Staff Accounting Bulletin, or SAB No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” our measurement period remains open with respect to the above items in order to allow us to evaluate all possible impacts of evolving guidance to be issued by the Internal Revenue Service and the FASB.

B.	Results of Operations
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our Brazilian operating segment using the average exchange rates for the years ended December 31, 2017 and 2016 and for the combined twelve-month period ended December 31, 2015. The following table presents the average exchange rates we used to translate Nextel Brazil's results of operations, as well as changes from the average exchange rates utilized in prior periods.

	Successor Company			Predecessor Company	Combined
	Year Ended December 31, 2017	Year Ended December 31, 2016	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	2016 to 2017 Percent Change	2015 to 2016 Percent Change
Brazilian real	3.19	3.49	3.70	2.97	3.33	8.6%	(4.8)%

The following table presents the currency exchange rates in effect at the end of each of the quarters in 2017 and 2016, as well as at the end of 2015. If the value of the exchange rate of the Brazilian real depreciates relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	Successor Company
	2017				2016				2015
	December	September	June	March	December	September	June	March	December
Brazilian real	3.31	3.17	3.31	3.13	3.26	3.25	3.21	3.56	3.90

The percentage amounts presented in the “Actual Change from Previous Year” and the “Constant Currency Change from Previous Year” columns in the tables below reflect the positive (better, or B,) or negative (worse, or W,) growth rates for each of the line items. In addition, to provide transparency into Nextel Brazil's results of operations, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the “Constant Currency Change from Previous Year” columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the year ended December 31, 2016 to amounts that would have resulted if the average foreign currency exchange rates for the year ended December 31, 2016 were the same as the average foreign currency exchange rates that were in effect for the year ended December 31, 2017; and (ii) by comparing the constant currency financial measures for the year ended December 31, 2016 to the actual financial measures for the year ended December 31, 2017. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the year ended December 31, 2016. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Year Ended December 31, 2017 vs. Year Ended December 31, 2016

a.	Consolidated

	Successor Company		Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2017	Year Ended December 31, 2016	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Brazil segment (losses) earnings	$(31,071)	$67,186	$(98,257)	(146)%	(142)%
Corporate segment losses and eliminations	(24,174)	(36,821)	12,647	34%	34%
Consolidated segment (losses) earnings	(55,245)	30,365	(85,610)	(282)%	(251)%
Impairment, restructuring and other charges	(179,727)	(1,384,811)	1,205,084	87%	88%
Depreciation and amortization	(37,187)	(172,383)	135,196	78%	80%
Operating loss	(272,159)	(1,526,829)	1,254,670	82%	84%
Interest expense, net	(118,605)	(113,732)	(4,873)	(4)%	9%
Interest income	41,507	37,689	3,818	10%	1%
Foreign currency transaction (losses) gains, net	(1,271)	76,615	(77,886)	(102)%	(102)%
Other expense, net	(7,930)	(9,711)	1,781	18%	25%
Loss from continuing operations before reorganization items and income tax benefit	(358,458)	(1,535,968)	1,177,510	77%	79%
Reorganization items	445	(803)	1,248	155%	155%
Income tax benefit	6,347	2,892	3,455	119%	119%
Net loss from continuing operations	(351,666)	(1,533,879)	1,182,213	77%	79%
Income (loss) from discontinued operations, net of income taxes	1,005	(19,994)	20,999	105%	105%
Net loss	(350,661)	(1,553,873)	1,203,212	77%	79%
Net loss attributable to noncontrolling interest	(49,647)	—	(49,647)	NM	NM
Net loss attributable to NII Holdings	$(301,014)	$(1,553,873)	$1,252,859	81%	82%
_______________________________________
NM-Not Meaningful
We define segment (losses) earnings as operating loss before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment losses of $55.2 million in 2017 compared to consolidated segment earnings of $30.4 million in 2016. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other charges recognized in 2017 included the following:

•	$70.5 million in restructuring charges, most of which related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business;

•	a $57.9 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values;

•	$34.2 million in restructuring charges related to a change in the scope of Nextel Brazil's radio access network, or RAN, sharing implementation;

•	$9.3 million in other non-cash asset impairment charges primarily related to the abandonment of certain transmitter and receiver sites that were no longer required in Nextel Brazil's business; and

•	$6.5 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil.

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

The restructuring charges related to future lease costs and Nextel Brazil's RAN sharing agreement discussed above had no impact on our current cash balances and are not expected to impact our projected future cash flows.

2.	Depreciation and amortization

The $135.2 million, or 78%, decrease in consolidated depreciation and amortization on a reported basis, and 80% decrease on a constant currency basis, in 2017 compared to 2016 resulted primarily from the $1.34 billion non-cash asset impairment charge we recognized in 2016.

3.	Interest expense, net

Consolidated net interest expense increased $4.9 million, or 4%, on a reported basis in 2017 compared to 2016 as a result of the impact of the appreciation in the Brazilian real on our reported results. Consolidated net interest expense decreased 9% on a constant currency basis over the same period primarily due to principal payments under Nextel Brazil's equipment financing facility and bank loans, partially offset by interest incurred under Nextel Brazil's spectrum financing arrangement.

4.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction gains of $76.6 million in 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar during the year ended December 31, 2016 on Nextel Brazil's U.S. dollar-denominated net liabilities.

b.	Nextel Brazil

	Successor Company				Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2017	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2016	% of Nextel Brazil’s Operating Revenues	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Service and other revenues	$847,773	97%	$963,041	98%	$(115,268)	(12)%	(20)%

Handset and accessory revenues	21,888	3%	21,837	2%	51	—	(8)%
Cost of handsets and accessories	(40,207)	(5)%	(29,273)	(3)%	(10,934)	(37)%	(26)%
Handset and accessory net subsidy	(18,319)	(2)%	(7,436)	(1)%	(10,883)	(146)%	(125)%
Cost of service (exclusive of depreciation and amortization)	(374,637)	(43)%	(364,648)	(37)%	(9,989)	(3)%	6%
Selling and marketing expenses	(108,490)	(13)%	(116,538)	(12)%	8,048	7%	15%
General and administrative expenses	(377,398)	(43)%	(407,233)	(41)%	29,835	7%	15%
Segment (losses) earnings	$(31,071)	(4)%	$67,186	7%	$(98,257)	(146)%	(142)%
The average value of the Brazilian real appreciated relative to the U.S. dollar during 2017 by 9% compared to the average value that prevailed during 2016. As a result, the components of Nextel Brazil's results of operations for 2017, after translation into U.S. dollars, reflect higher revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term “subscriber unit,” which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2016 and 2017. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(subscribers in thousands)
iDEN subscriber units	1,552.0	1,315.1	1,127.8	962.1	822.7	686.3	563.3	449.7
WCDMA subscriber units	2,744.7	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6	2,864.8	2,845.8
Total subscriber units in commercial service — beginning of period	4,296.7	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9	3,428.1	3,295.5

iDEN net subscriber losses	(195.2)	(149.7)	(130.8)	(110.1)	(115.4)	(103.5)	(100.3)	(76.6)
WCDMA net subscriber (losses) additions	(77.7)	(29.2)	(5.7)	39.6	38.4	(29.3)	(32.3)	26.8
Total net subscriber losses	(272.9)	(178.9)	(136.5)	(70.5)	(77.0)	(132.8)	(132.6)	(49.8)

Migrations from iDEN to WCDMA	41.7	37.6	34.9	29.3	21.0	19.5	13.3	23.5

iDEN subscriber units	1,315.1	1,127.8	962.1	822.7	686.3	563.3	449.7	349.6
WCDMA subscriber units	2,708.7	2,717.1	2,746.3	2,815.2	2,874.6	2,864.8	2,845.8	2,896.1
Total subscriber units in commercial service — end of period	4,023.8	3,844.9	3,708.4	3,637.9	3,560.9	3,428.1	3,295.5	3,245.7

Total subscriber turnover	4.34%	3.99%	3.99%	3.65%	3.71%	3.95%	4.47%	3.83%
iDEN subscriber turnover	4.80%	4.46%	4.65%	4.71%	5.52%	5.88%	6.89%	6.36%
WCDMA subscriber turnover	4.10%	3.78%	3.73%	3.31%	3.23%	3.53%	4.04%	3.47%

Nextel Brazil's WCDMA subscriber turnover steadily decreased throughout 2016 as a result of various actions Nextel Brazil implemented in an effort to retain existing subscribers. These actions included the implementation of new simplified rate plans, the issuance of loyalty discounts and customer care credits, more customer self-care offerings, better delivery of service and other actions to improve our customers' overall experience. During the second and third quarters of 2017, Nextel Brazil's WCDMA subscriber turnover increased as a result of the introduction of unlimited voice offerings by competitors and the tightening of certain credit and collections policies during the first three quarters of 2017. In addition, the increase in Nextel Brazil's WCDMA subscriber turnover in the third quarter of 2017 was partially caused by a significant number of customer contract expirations. In August 2017, Nextel Brazil began offering unlimited voice rate plans in response to the increasingly competitive environment. As a result of its efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty, Nextel Brazil's WCDMA subscriber turnover declined in the fourth quarter of 2017. We expect that Nextel Brazil's WCDMA subscriber turnover levels will be lower in the first half of 2018 than in the fourth quarter of 2017.

The following table represents Nextel Brazil's average monthly revenue per subscriber, or ARPU, for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2016 and 2017, as well as for the years ended December 31, 2016 and 2017, in both U.S. dollars (US$) and in Brazilian reais (BRL). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Total service ARPU (US$)	16	19	21	20	19	21	19	19	18	19
WCDMA service ARPU (US$)	16	20	21	21	20	22	20	19	18	20
iDEN service ARPU (US$)	15	16	19	18	16	17	15	15	14	16

Total service ARPU (BRL)	62	66	67	67	65	65	62	59	57	61
WCDMA service ARPU (BRL)	64	70	69	69	68	68	65	61	58	63
iDEN service ARPU (BRL)	57	56	60	59	58	54	49	47	47	50

During the first half of 2017, Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased compared to recent prior quarters as the result of a higher volume of discounts to retain existing customers and slightly lower loading ARPU in an effort to attract new customers. Nextel Brazil's WCDMA service ARPU in Brazilian reais continued to decrease in the second half of 2017 due primarily to price deterioration in the overall wireless market and new types of unlimited rate plans that were introduced in response to the competitive environment. These types of plans remove many of the usage-based fees that Nextel Brazil charged in previous quarters, which resulted in less revenue per customer. Nextel Brazil is taking actions in an effort to stabilize WCDMA service ARPU in 2018.
Nextel Brazil's iDEN network does not support data services that are competitive with the higher speed data services offered by its competitors or that are available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower ARPU levels to retain subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Nextel Brazil has experienced net subscriber losses and overall declines in its iDEN service ARPU. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations with a target to cease all iDEN services in mid-2018. As a result, Nextel Brazil has provided notice of the eventual shutdown to its remaining iDEN subscribers and is actively working to migrate the remainder of its legacy iDEN subscriber base to its WCDMA network by proactively promoting attractive service offerings. As a result of this decision, we expect a significant decrease in iDEN-based operating revenue from 2017 to 2018, which will have a negative impact on operating income in 2018.
Results Overview.
Recently, Brazil has experienced one of the worst economic recessions in its history, characterized by years of negative real wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These economic conditions and trends resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and negatively impacted Nextel Brazil's results of operations for the past two years. Although by the end of 2017, Brazil's economy was beginning to recover, the growth is slow with gradual improvements.
Nextel Brazil's segment earnings decreased $98.3 million, or 146%, on a reported basis, and 142% on a constant currency basis, in 2017 compared to 2016 primarily as a result of a decline in operating revenues, partially offset by lower operating expenses as follows:

1.	Service and other revenues

Service and other revenues decreased $115.3 million, or 12%, on a reported basis, and 20% on a constant currency basis, in 2017 compared to 2016 as a result of the decline in Nextel Brazil's iDEN subscriber base, as well as the decrease in service ARPU discussed above.

Nextel Brazil's WCDMA subscriber base grew from 2.815 million subscribers as of the end of 2016 to 2.896 million subscribers as of the end of 2017. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 6% on a constant currency basis from 2016 to 2017 due to a decrease in local currency WCDMA service ARPU.

Nextel Brazil's iDEN-based service and other revenues decreased $132.2 million, or 47%, from 2016 to 2017, or 52% on a constant currency basis, as a result of a 58% decrease in Nextel Brazil's iDEN subscriber base from 823 thousand subscribers as of the end of 2016 to 350 thousand subscribers as of the end of 2017 and the decline in local currency iDEN service ARPU.

2.	Handset and accessory net subsidy

Nextel Brazil recognized $18.3 million in handset and accessory net subsidy in 2017 compared to $7.4 million in 2016. In 2017 and 2016, approximately 90% of our WCDMA gross subscriber additions utilized existing handsets rather than purchasing a new handset from Nextel Brazil, resulting in relatively low levels of handset and accessory net subsidy.

3.	Cost of service

Cost of service increased $10.0 million, or 3%, on a reported basis in 2017 compared to 2016. On a constant currency basis, Nextel Brazil's cost of service decreased 6% over the same period mainly due to lower transmitter and receiver site rent and maintenance costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates, partially offset by expenses related to Nextel Brazil's RAN sharing agreement. Nextel Brazil will continue to incur rent expenses related to iDEN transmitter and receiver sites subsequent to their shutdown until these leases end.

4.	Selling and marketing expenses

Selling and marketing expenses decreased $8.0 million, or 7%, on a reported basis, and 15% on a constant currency basis, in 2017 compared to 2016 as a result of a change in the mix between direct and indirect commissions to less costly channels, as well as lower advertising expenses due to fewer television marketing campaigns.

5.	General and administrative expenses

General and administrative expenses decreased $29.8 million, or 7%, on a reported basis, and 15% on a constant currency basis, in 2017 compared to 2016 primarily resulting from a decrease in certain consulting costs.

c.	Corporate

	Successor Company		Actual Change from Previous Year
	Year Ended December 31, 2017	Year Ended December 31, 2016	Dollars	B(W) Change
	(dollars in thousands)
Service and other revenues	$106	$168	$(62)	(37)%
Selling, general and administrative expenses	(24,280)	(36,989)	12,709	34%
Segment losses	$(24,174)	$(36,821)	$12,647	34%
Segment losses decreased $12.6 million, or 34%, in 2017 compared to 2016 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force and lower information technology costs resulting from the reorganization of certain roles and responsibilities between our Brazil and corporate teams. General and administrative expenses for 2017 included approximately $2.1 million of transaction costs related to our partnership agreement with ice group.

2.	Year Ended December 31, 2016 vs. Combined Period Ended December 31, 2015

a.	Consolidated

	Successor Company		Predecessor Company	Combined	Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2016	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Brazil segment earnings (losses)	$67,186	$(15,925)	$(75,234)	$(91,159)	$158,345	174%	177%
Corporate segment losses and eliminations	(36,821)	(26,100)	(37,982)	(64,082)	27,261	43%	43%
Consolidated segment earnings (losses)	30,365	(42,025)	(113,216)	(155,241)	185,606	120%	120%
Impairment, restructuring and other charges	(1,384,811)	(32,308)	(36,792)	(69,100)	(1,315,711)	NM	NM
Depreciation and amortization	(172,383)	(85,364)	(153,878)	(239,242)	66,859	28%	25%
Operating loss	(1,526,829)	(159,697)	(303,886)	(463,583)	(1,063,246)	(229)%	(242)%
Interest expense, net	(113,732)	(55,563)	(82,820)	(138,383)	24,651	18%	13%
Interest income	37,689	17,200	15,327	32,527	5,162	16%	21%
Foreign currency transaction gains (losses), net	76,615	(99,737)	(63,948)	(163,685)	240,300	147%	149%
Other expense, net	(9,711)	(1,176)	(137)	(1,313)	(8,398)	NM	NM
Loss from continuing operations before reorganization items and income tax benefit (provision)	(1,535,968)	(298,973)	(435,464)	(734,437)	(801,531)	(109)%	(118)%
Reorganization items	(803)	1,467	1,956,874	1,958,341	(1,959,144)	(100)%	(100)%
Income tax benefit (provision)	2,892	5,015	(2,009)	3,006	(114)	(4)%	6%
Net (loss) income from continuing operations	(1,533,879)	(292,491)	1,519,401	1,226,910	(2,760,789)	(225)%	(222)%
Income (loss) from discontinued operations, net of income taxes	(19,994)	11,608	221,114	232,722	(252,716)	(109)%	(109)%
Net (loss) income	$(1,553,873)	$(280,883)	$1,740,515	$1,459,632	$(3,013,505)	(206)%	(204)%
_______________________________________
NM-Not Meaningful

For purposes of comparison to the year ended December 31, 2016, we combined the results of operations for the six months ended December 31, 2015 with the results of operations for the six months ended June 30, 2015. However, as a result of the application of fresh start accounting and other events related to our reorganization under Chapter 11, the Successor Company's financial results for the six months ended December 31, 2015 are prepared under a new basis of accounting and are not directly comparable to the Predecessor Company's financial results for the six months ended June 30, 2015. For the same reasons, our results of operations for the combined twelve-month period ended December 31, 2015 are not fully comparable to our results of operations for the year ended December 31, 2016.
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

The restructuring charges related to future lease costs and Nextel Brazil's RAN sharing agreement discussed above had no impact on our cash balances.

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

Consolidated net interest expense decreased $24.7 million, or 18%, on a reported basis, and 13% on a constant currency basis, for 2016 compared to combined period ended December 31, 2015 primarily as a result of principal payments related to Nextel Brazil's equipment financing facility and bank loans, and the revaluation of some of our capital leases in connection with the implementation of fresh start accounting.

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

b.    Nextel Brazil

	Successor Company			Predecessor Company	Combined		Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2016	% of Nextel Brazil’s Operating Revenues	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	% of Nextel Brazil’s Operating Revenues	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Service and other revenues	$963,041	98%	$501,028	$643,804	$1,144,832	94%	$(181,791)	(16)%	(12)%

Handset and accessory revenues	21,837	2%	28,304	39,807	68,111	6%	(46,274)	(68)%	(66)%
Cost of handsets and accessories	(29,273)	(3)%	(46,904)	(121,143)	(168,047)	(14)%	138,774	83%	82%
Handset and accessory net subsidy	(7,436)	(1)%	(18,600)	(81,336)	(99,936)	(8)%	92,500	93%	92%
Cost of service (exclusive of depreciation and amortization)	(364,648)	(37)%	(212,866)	(256,153)	(469,019)	(39)%	104,371	22%	19%
Selling and marketing expenses	(116,538)	(12)%	(71,557)	(105,357)	(176,914)	(15)%	60,376	34%	31%
General and administrative expenses	(407,233)	(41)%	(213,930)	(276,192)	(490,122)	(40)%	82,889	17%	13%
Segment earnings (losses)	$67,186	7%	$(15,925)	$(75,234)	$(91,159)	(8)%	$158,345	174%	177%

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

The $92.5 million, or 93%, decrease in handset and accessory net subsidy on a reported basis from the combined period ended December 31, 2015 to 2016 is largely related to an increased emphasis on new service plans under which services are provided to new subscribers using their existing handsets, as well as lower subsidies per handset. As a result of the new service plans, during 2016, 89% of Nextel Brazil's new WCDMA subscribers represented subscribers who utilized their existing handsets rather than purchasing one from Nextel Brazil compared to 70% during 2015. The decrease in handset and accessory net subsidy from the combined period ended December 31, 2015 to 2016 was also impacted by a $25.3 million charge that Nextel Brazil recognized in the second quarter of 2015 related to certain tax credits generated as a result of handset purchases that we estimated were not probable of being recovered. During 2016, we recovered $20.8 million of these credits. On a constant currency basis, Nextel Brazil's handset and accessory net subsidy decreased 92% in 2016 compared to the combined period ended December 31, 2015.

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

c.	Corporate

	Successor Company		Predecessor Company	Combined	Actual Change from Previous Year
	Year Ended December 31, 2016	Six Months Ended December 31, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2015	Dollars	B(W) Change
	(dollars in thousands)
Service and other revenues	$168	$116	$168	$284	$(116)	(41)%
Selling, general and administrative expenses	(36,989)	(26,216)	(39,071)	(65,287)	28,298	43%
Segment losses	$(36,821)	$(26,100)	$(38,903)	$(65,003)	$28,182	43%
Segment losses decreased $28.2 million, or 43%, in 2016 compared to the combined period ended December 31, 2015 primarily due to a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force, lower consulting expenses and lower information technology costs.

C.	Liquidity and Capital Resources
We define working capital as total current assets less total current liabilities. As of December 31, 2017, we had working capital of $216.5 million compared to a working capital deficit of $119.7 million as of December 31, 2016. The change from a working capital deficit to working capital is the result of the classification of the majority of Nextel Brazil's equipment financing facility and bank loans as long-term debt as of December 31, 2017 compared to the entirety of these balances being classified as current portion of long-term debt as of December 31, 2016. As of December 31, 2017, our working capital included $193.9 million in cash and cash equivalents, of which $5.9 million was held by Nextel Brazil in Brazilian reais, and $16.7 million in short-term investments, all of which was held in Brazilian reais. In addition, as of December 31, 2017, we had $50.3 million of cash collateral securing certain performance bonds relating to our obligations to deploy spectrum in Brazil, all of which we recorded as a component of prepaid expenses and other in our consolidated balance sheet. In January 2018, we recovered substantially all of the cash securing these performance bonds. As of December 31, 2017, we also had $110.0 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our consolidated balance sheet. We recently reached an agreement with the Mexican tax authorities related to the audits of Nextel Mexico's income tax returns for the years 2010 and 2011. Specifically, we agreed to incremental tax liabilities of $36.9 million to settle all open issues related to these tax years. We expect to utilize existing tax credits to settle these liabilities, although it is possible that we may need to settle a portion of these liabilities using cash that is currently held in escrow. We expect to receive a release of some of the $72.4 million in previously escrowed funds related to the 2010 and 2011 income tax audits in the next few months.
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

Cash Flows

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Combined Year Ended December 31,
	2017	2016	2015	2015	2015

Cash and cash equivalents, beginning of period	$257,380	$342,184	$423,135	$334,194	$334,194
Net cash used in operating activities	(87,138)	(45,205)	(78,485)	(254,757)	(333,242)
Net cash provided by (used in) investing activities	71,795	54,450	(976)	1,027,821	1,026,845
Net cash used in financing activities	(48,690)	(93,004)	(25,068)	(778,231)	(803,299)
Effect of exchange rate changes on cash and cash equivalents	541	(1,045)	916	(9,152)	(8,236)
Change in cash and cash equivalents related to discontinued operations	—	—	22,662	103,260	125,922
Cash and cash equivalents, end of period	$193,888	$257,380	$342,184	$423,135	$342,184
The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $87.1 million of cash in our operating activities during 2017 primarily to fund operating losses and interest expense. We used $45.2 million of cash in our operating activities during 2016, which represents a $288.0 million improvement from the combined year ended December 31, 2015, largely caused by lower operating losses resulting from cost reduction efforts and the sale of our operations in Mexico, partially offset by a $76.9 million upfront payment related to Nextel Brazil's roaming and RAN sharing agreements with Telefonica. We used $78.5 million and $254.8 million of cash in our operating activities during the six months ended December 31, 2015 and June 30, 2015, respectively, primarily to fund operating losses and interest expense. We used $176.3 million less cash during the six months ended December 31, 2015 compared to the six months ended June 30, 2015 primarily as a result of lower operating losses in Brazil and cash conservation efforts both in Brazil and at the corporate level.
Our investing activities provided us with $71.8 million of cash during 2017 primarily due to $53.5 million in cash released from escrow, $33.5 million of net cash returned to us from the release of performance bonds and $59.4 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $66.5 million in cash capital expenditures.
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
We used $48.7 million of cash in our financing activities during 2017 primarily due to $48.9 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $36.5 million in principal payments under Nextel Brazil's bank loans, partially offset by $50.0 million in cash we received in connection with our partnership agreement with ice group.
We used $93.0 million of cash in our financing activities during 2016, primarily due to $48.4 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $42.5 million in principal payments under Nextel Brazil's bank loans.
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
Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash flows generated by our operating activities, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, external financial sources, other financing arrangements and the availability of cash proceeds from the sale of assets.
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
Due to the impact of our recent and projected results of operations and other factors, we expect our access to the capital markets in the near term may be limited. See “— Future Outlook.” for more information.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing network and the continued deployment of LTE in São Paulo;

•	payments in connection with previous spectrum purchases and ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2017. The information included in the table below reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. Most of the amounts included in the table below will be settled in Brazilian reais. Future events could cause actual payments to differ significantly from these amounts. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Capital leases and tower financing obligations (1)	$48,354	$85,916	$84,314	$621,495	$840,079
Operating leases (2)	127,430	213,871	168,047	151,364	660,712
Equipment financing (3)	14,421	23,767	79,059	195,953	313,200
Bank loans (4)	18,684	37,045	82,180	171,917	309,826
Spectrum financing (5)	—	63,239	74,263	85,288	222,790
Purchase obligations (6)	57,081	54,224	20,335	—	131,640
Other long-term obligations (7)	1,682	395	1,490	105,270	108,837
Total contractual commitments	$267,652	$478,457	$509,688	$1,331,287	$2,587,084
_______________________________________

(1)	These amounts represent principal and interest payments due under our co-location agreements, our tower financing arrangements and our sale of towers in Brazil in 2013, which are guaranteed by NIIT.

(2)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches, as well as our office facilities.

(3)
These amounts represent principal and interest payments associated with a U.S. dollar-denominated loan agreement with the China Development Bank in Brazil to finance infrastructure equipment, which is guaranteed by Nextel Holdings.

(4)	These amounts represent principal and interest payments associated with Nextel Brazil's bank loans.

(5)	These amounts represent principal and interest payments in connection with the amount Nextel Brazil borrowed to acquire 30MHz of spectrum in the 1.8 GHz band in July 2016.

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

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $51.1 million and $51.3 million for the years ended December 31, 2017 and 2016, $72.6 million for the six months ended December 31, 2015 and $69.2 million for the six months ended June 30, 2015. We expect to continue our efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network.
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
Future Outlook.  As of December 31, 2017, our consolidated sources of funding included $210.6 million in cash and short-term investments, $110.0 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $50.3 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. In January 2018, we recovered substantially all of the cash securing these performance bonds. In addition, we recently reached an agreement with the Mexican tax authorities related to the audits of Nextel Mexico's income tax returns for the years 2010 and 2011. We expect to receive a release of some of the $72.4 million in previously escrowed funds related to the 2010 and 2011 income tax audits in the next few months. Based on the recent challenging competitive environment in Brazil that we anticipate will continue, as well as the loss of revenues associated with the shutdown of our iDEN business, we expect that our cash flow from operations will be negative for 2018. We expect our capital expenditures for 2018 to be similar to the levels experienced in 2017.
In October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its bank loans with Brazilian lenders. In January 2018, we received the final approval from the China Export and Credit Insurance Corporation, or Sinosure, for the amended and restated equipment financing facility, at which point all of these amendments became effective. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In connection with these amendments, Nextel Brazil granted additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and pledged incremental equipment and property to these lenders. In addition, Nextel Brazil will be subject to monthly minimum cash and minimum receivable requirements. Nextel Holdings and certain of its subsidiaries have agreed to make equity contributions to Nextel Brazil over the next 48 months.
As a result of these amendments, our liquidity forecast has substantially improved, and based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business through 2019. Our business plan is based on a number of assumptions, including lower subscriber turnover and a decrease in certain costs compared to 2017. In addition, it assumes that we will recover substantially all of the amount held in escrow. If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted, and we would need to obtain additional funding and/or significantly reduce our capital and operational spending to further preserve our liquidity.

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
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	based on the continued development of our business plans and strategy;

•	if currency values in Brazil depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in Brazil do not improve or worsen;

•	if competitive practices in the mobile wireless telecommunications industry in Brazil change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business, such as contingencies.

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

In May 2014, the FASB issued Accounting Standards Codification, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” or ASC 606, which provides us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. We implemented ASC 606 on January 1, 2018, using the modified retrospective method for all contracts open at that date. Prior periods will not be retroactively adjusted. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application, and we will disclose the results under both the new and old standards for the first year after adoption, beginning in the first quarter of 2018.
During the first quarter of 2018, we will record a cumulative adjustment to accumulated deficit that is primarily composed of the following:

•	a net contract asset related to the portion of our revenues associated with service plans that are sold concurrently with a subsidized handset; and

•	an asset related to costs incurred to acquire a contract, which primarily relates to the deferral of commission expenses.

The future impact of ASC 606 on our revenues primarily relates to contracts with customers where the customer also purchases a subsidized handset from us, which comprises approximately 10% of our new subscribers. A portion of our revenues will be reallocated from service and other revenues to handset and accessory revenues, and these revenues will be recognized at an earlier point in time compared to our current accounting under the existing authoritative guidance. The earlier revenue recognition results in the creation of a contract asset for revenues recognized prior to contractual billing. Given current business trends, we do not expect a material change in total operating revenues.
The timing of expense recognition related to certain of our contract acquisition costs, primarily sales commissions, will be impacted as these expenses will be capitalized and amortized under the new standard rather than being expensed as incurred under existing authoritative guidance. We expensed approximately $36.6 million of contract acquisition costs during the year ended December 31, 2017.
While we have reached conclusions on the key accounting assessments related to adopting this standard, we are continuing to finalize our assessment of the resulting quantitative impacts. Based on currently available information, we estimate that our opening accumulated deficit balance on January 1, 2018 will decrease by between $20.0 million and $30.0 million, primarily related to the deferral of previously expensed contract acquisition costs. We do not expect to recognize a material net contract asset.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU No. 2016-02 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding “right-of-use” assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. The new standard allows us to make an accounting policy election not to recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. In transition, lessees and lessors have the option to recognize and measure leases either at the beginning of the earliest period presented or at the beginning of the period of adoption using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We expect that we will record a material amount of lease liabilities as a result of implementing this standard. We are currently evaluating the adoption methods, as well as the additional effects ASU No. 2016-02 will have on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides guidance regarding cash flow statement classification and presentation of changes in restricted cash. We implemented this new standard on January 1, 2018. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile this total to amounts on the consolidated balance sheet and disclose the nature of the restrictions. We expect that the adoption of this ASU will reclassify changes in restricted cash and other deposits from cash provided by (used in) investing activities to a component of the reconciliation of the beginning of period to end of period change in cash and cash equivalents for all periods presented.

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
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In the past, Nextel Brazil has entered into hedge agreements to manage foreign currency risk on certain forecasted transactions. The fair values of these instruments were not material.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2017, approximately 34% of our consolidated principal amount of debt was fixed rate debt, and the remaining 66% of our total consolidated debt was variable rate debt.
The table below presents projected principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2017 for both our fixed and variable rate debt obligations, all of which have been determined at their fair values. See Note 3 to our consolidated financial statements for more information. The changes in the fair values of our debt obligations compared to their fair values as of December 31, 2016 reflect changes in applicable market conditions and changes in other company-specific conditions during 2017. In addition, the interest rates presented below reflect the impact of the implementation of fresh start accounting on our capital lease obligations. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our debt obligations are denominated in U.S. dollars (US$) and Brazilian reais (BRL).

	Successor Company
	Year of Maturity						2017		2016
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Fixed Rate (BRL)	$4,478	$24,510	$25,622	$25,589	$24,900	$122,924	$228,023	$218,449	$222,789	$214,164
Average Interest Rate	99.1%	22.7%	25.0%	24.8%	22.9%	49.8%	39.3%		42.1%
Variable Rate (US$)	$1,200	$1,200	$1,200	$1,200	$57,558	$182,267	$244,625	$237,958	$293,550	$280,893
Average Interest Rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%		3.5%
Variable Rate (BRL)	$977	$977	$977	$977	$46,853	$148,370	$199,131	$144,301	$237,235	$221,075
Average Interest Rate	8.8%	8.8%	8.8%	8.8%	9.6%	9.6%	9.6%		19.1%

Item 8.	Financial Statements and Supplementary Data
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

As of December 31, 2017, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that creates a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We performed procedures to mitigate the impact of these deficiencies on our consolidated financial statements, including reviews and validations performed by staff at our headquarters office who were not part of the financial close process in Brazil. Based on these procedures, management believes that the consolidated financial statements included in this report have been prepared in accordance with U.S. generally accepted accounting principles, and present fairly, in all material respects, the financial position, results of operations and cash flows of the Company, as of and for the periods presented.

Changes in Internal Control over Financial Reporting

Over the course of 2017, we took a number of actions that improved Nextel Brazil’s control environment and information and communication processes.

In April 2017 and September 2017, respectively, Nextel Brazil hired a new chief executive officer and a new chief financial officer, both of whom have enhanced the monitoring of compliance with internal control objectives by formalizing internal control accountability measures across the organization in Brazil. As a result of these and other actions demonstrating an increased commitment to establishing an appropriate tone at the top in Nextel Brazil, we believe this previously disclosed control deficiency underlying the control environment component of our material weakness has been remediated.

To address the previously disclosed deficiencies in our information and communication process, we performed risk assessments and detailed walkthroughs of the processes related to leases, accrued liabilities and operating expenses. We identified the key information required for these processes and designed and implemented controls over such information. The controls we implemented over accrued liabilities and operating expenses operated effectively over a sufficient period of time to allow us to conclude we have remediated this component of the material weakness. However, the controls we implemented over information related to leases did not operate consistently, and we have concluded that further improvements will be required to consider these controls effective.

As a result of these and other actions, we observed meaningful decreases in both the number of new deficiencies identified throughout the year and the number of unremediated deficiencies at December 31, 2017. In addition, we have implemented and will continue to implement controls related to our adoption of ASU No. 2014-09, “Revenue from Contracts with Customers,” which is effective as of January 1, 2018. These improvements, some of which were implemented in the fourth quarter, as well as the items discussed below, have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded the Company's internal control over financial reporting was not effective as of December 31, 2017 due to a continuing material weakness in our information and communication process and our control environment. Because our overall control environment lacks automation, we depend on a large number of personnel to validate the completeness and accuracy of information used to support accounting analyses, to revise control activities to be responsive to changes in our business and to manage the financial statement close process. During 2017, we did not have a sufficient number of experienced resources at Nextel Brazil, which impacted, among other things, our ability to reach timely conclusions and validate the completeness and accuracy of information used to support various accounting analyses, which resulted in immaterial misstatements, some of which were corrected, and control deficiencies across multiple accounts. These matters create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis.

KPMG LLP, an independent registered public accounting firm, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2017. KPMG LLP’s report appears on Page F-3 of this annual report on Form 10-K.

Plan for Remediation of Nextel Brazil's Material Weakness

Management is committed to dedicating the resources necessary to ensure sustained effective control design and operation is achieved, and will continue to work to ensure we maintain sufficient experienced resources, automate processes such as lease accounting, and monitor risks related to new accounting requirements or changes that could place an unmanageable strain on our resources.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we expect will be held on May 3, 2018.

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. Consolidated financial statements and reports of independent registered public accounting firms filed as part of this report are listed below:

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets — As of December 31, 2017 and 2016 (Successor Company)	F-4
Consolidated Statements of Comprehensive (Loss) Income — For the Years Ended December 31, 2017 and 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)
F-5
Consolidated Statements of Changes in Stockholders' (Deficit) Equity — For the Years Ended December 31, 2017 and 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2017 and 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

(2)
Financial Statement Schedules. The following financial statement schedules are filed as part of this report. Schedules other than the schedules listed below are omitted because they are either not required or not applicable.

Page
Schedule I — Condensed Financial Information of Registrant	F-37
Schedule II — Valuation and Qualifying Accounts	F-41

(3)	List of Exhibits.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	8-K	2.1	06/22/15
3.1	Amended and Restated Certificate of Incorporation of NII Holdings.	S-8	3.1	06/26/15
3.2	Fifth Amended and Restated Bylaws of NII Holdings.	S-8	3.2	06/26/15
4.1	Registration Rights Agreement, dated June 26, 2015, by and among NII Holdings and the stockholders party thereto.	8-K	10.1	06/30/15
10.1	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings.	10-Q	10.1	11/08/11
10.2	Amendment No. 3 to Fourth Amended and Restated Trademark License Agreement with Nextel Communications, Inc. and NII Holdings, dated June 1, 2015.	10-K	10.2	03/03/16
10.3	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Comunicaciones de Mexico S.A. de C.V., Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings.	8-K	10.1	01/26/15
10.4	Amended and Restated Credit Agreement, effective January 5, 2018, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Sinosure).	8-K	10.1	11/01/17
10.5	Amended and Restated Credit Agreement, effective January 5, 2018, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Non-Sinosure).	8-K	10.2	11/01/17
10.6	Parent Guaranty Agreement, effective January 5, 2018, between Nextel Holdings S.à r.l., as Parent Guarantor, and China Development Bank, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.4	11/01/17
10.7	Shareholder Undertaking Agreement, dated April 20, 2012, between NII Holdings, Inc., and China Development Bank Corporation (as Sinosure Administrative Agent and Non-Sinosure Administrative Agent).	10-K	10.16	03/03/16
10.8	Amendment No. 6 and Consolidation to Bank Credit Certificate, effective January 5, 2018, between Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.8	11/01/17
10.9	Amendment No. 6 and Consolidation to Bank Credit Certificate, effective January 5, 2018, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.6	11/01/17
10.10	Investment Agreement, dated June 5, 2017, among NII Holdings, Inc., AINMT Holdings AB and AINMT Brazil Holdings B.V., among others.	8-K	10.1	06/06/17
10.11	Shareholders Agreement in Relation to Nextel Holdings S.à r.l., dated June 5, 2017, among NII International Telecom and AINMT Brazil Holdings B.V., among others.	8-K	10.2	06/06/17
10.12	NII Holdings Severance Plan.	10-K	10.16	02/28/13
10.13(+)	NII Holdings Change of Control Severance Plan.	8-K	10.2	12/22/15
10.14(+)	NII Holdings 2015 Incentive Compensation Plan.	S-8	4.1	06/26/15
10.15(+)	Form of Restricted Stock Award Agreement (Employees).	8-K	10.3	06/30/15
10.16(+)	Form of Nonqualified Stock Option Agreement (Employees).	8-K	10.4	06/30/15
10.17(+)	Form of Director and Executive Officer Indemnification Agreement.	10-K	10.32	03/03/16

10.18(+)	Form of Separation and Release Agreement for Daniel Freiman and Shana Smith.				*
10.19(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013.	8-K	10.1	05/02/13
10.20(+)	Separation and Release Agreement between NII Holdings, Inc. and Steven Shindler, dated July 25, 2017.	8-K	10.1	07/27/17
10.21(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated April 24, 2017.	8-K	10.2	07/27/17
10.22(+)	First Amendment to Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated January 12, 2018.				*
10.23(+)	Letter Agreement between NII Holdings, Inc. and Daniel Freiman, dated July 25, 2017.	8-K	10.3	07/27/17
10.24(+)	Letter Agreement between NII Holdings, Inc. and Shana Smith, dated July 25, 2017.	8-K	10.4	07/27/17
10.25(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho, dated August 25, 2015.	10-K	10.37	03/03/16
10.26(+)	Separation, Release and Other Covenants Agreement between Nextel Telecomunicações Ltda. and Francisco Tosta Valim Filho, dated May 23, 2017.	8-K	10.1	05/24/17
21.1	Subsidiaries of NII Holdings.				*
23.1	Consent of KPMG LLP.				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
99.1	Form of Restated Articles of Association of Nextel Holdings S.à r.l.	8-K	99.1	06/07/17
99.2	Form of Second Restated Articles of Association of Nextel Holdings S.à r.l.	8-K	99.2	06/07/17
101
The following materials from the NII Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
					*
_______________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ TIMOTHY M. MULIERI
Timothy M. Mulieri Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
March 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

Signature	Title

/s/ ROBERTO RITTES	Chief Executive Officer, Nextel Brazil (Principal Executive Officer)
Roberto Rittes

/s/ DANIEL E. FREIMAN	Chief Financial Officer (Principal Financial Officer)
Daniel E. Freiman

/s/ KEVIN L. BEEBE	Chairman of the Board of Directors
Kevin L. Beebe

/s/ JAMES V. CONTINENZA	Director
James V. Continenza

/s/ HOWARD S. HOFFMANN	Director
Howard S. Hoffmann

/s/ RICARDO KNOEPFELMACHER	Director
Ricardo Knoepfelmacher

/s/ CHRISTOPHER T. ROGERS	Director
Christopher T. Rogers

/s/ ROBERT A. SCHRIESHEIM	Director
Robert A. Schriesheim

/s/ STEVEN M. SHINDLER	Director
Steven M. Shindler

NII HOLDINGS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2017 and 2016 (Successor Company)	F-4
Consolidated Statements of Comprehensive (Loss) Income — For the Years Ended December 31, 2017 and 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company) and For the Six Months ended June 30, 2015 (Predecessor Company)
F-5
Consolidated Statements of Changes in Stockholders' (Deficit) Equity — For the Years Ended December 31, 2017 and 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2017 and 2016 (Successor Company), For the Six Months Ended December 31, 2015 (Successor Company) and For the Six Months Ended June 30, 2015 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8
FINANCIAL STATEMENT SCHEDULES
Schedule I — Condensed Financial Information of Registrant	F-37
Schedule II — Valuation and Qualifying Accounts	F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
NII Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016 (Successor), the related consolidated statements of comprehensive (loss) income, changes in stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2017 and 2016 (Successor), for the six-month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor), and the related notes and financial statement schedules listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, and for the six-month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Fresh-Start Reporting
As discussed in Note 3 to the consolidated financial statements, on June 26, 2015, the Company satisfied the conditions to emerge from Chapter 11 bankruptcy proceedings. Accordingly, the accompanying consolidated financial statements as of and for the years ended December 31, 2017 and 2016 (Successor) and for the six-month period ended December 31, 2015 (Successor) have been prepared in accordance with Accounting Standards Codification Topic 852, Reorganizations. The Company applied fresh-start reporting as of June 30, 2015 and recognized net assets at fair value, resulting in a lack of comparability with the consolidated financial statements of the Predecessor.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2014.

McLean, Virginia
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
NII Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NII Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 (Successor), the related consolidated statements of comprehensive (loss) income, changes in stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2017 and 2016 (Successor), for the six-month periods ended December 31, 2015 (Successor) and June 30, 2015 (Predecessor), and the related notes and financial statement schedules listed in the accompanying index (collectively, the consolidated financial statements), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an insufficient number of experienced resources at Nextel Brazil, which impacted, among other things, the Company's ability to reach timely conclusions and validate the completeness and accuracy of information used to support accounting analyses across multiple accounts was identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
McLean, Virginia
March 15, 2018

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	Successor Company
	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$193,888	$257,380
Short-term investments	16,711	73,859
Accounts receivable, net of allowance for doubtful accounts of $42,011 and $54,221	106,715	153,806
Handset and accessory inventory	3,163	8,295
Prepaid expenses and other	254,461	280,145
Total current assets	574,938	773,485
Property, plant and equipment, net	117,262	129,475
Intangible assets, net	194,694	243,681
Other assets	218,204	271,868
Total assets	$1,105,098	$1,418,509
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$42,284	$69,186
Accrued expenses and other	300,815	271,899
Deferred revenues	7,314	11,614
Current portion of long-term debt	7,990	540,474
Total current liabilities	358,403	893,173
Long-term debt	647,717	215,842
Other long-term liabilities	220,925	143,472
Total liabilities	1,227,045	1,252,487
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,384 shares issued and outstanding — 2017, 100,258 shares issued and outstanding — 2016	100	100
Paid-in capital	2,139,299	2,076,612
Accumulated deficit	(2,135,770)	(1,834,756)
Accumulated other comprehensive loss	(46,903)	(75,934)
Total NII Holdings stockholders’ (deficit) equity	(43,274)	166,022
Noncontrolling interest	(78,673)	—
Total (deficit) equity	(121,947)	166,022
Total liabilities and stockholders’ (deficit) equity	$1,105,098	$1,418,509

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share amounts)

	Successor Company			Predecessor Company
	Year Ended December 31,		Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Operating revenues
Service and other revenues	$847,879	$963,209	$501,130	$643,904
Handset and accessory revenues	21,888	21,837	28,304	39,807
	869,767	985,046	529,434	683,711
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	374,637	364,648	212,852	256,085
Cost of handsets and accessories	40,207	29,273	46,904	121,143
Selling, general and administrative	510,168	560,760	311,703	419,699
Impairment, restructuring and other charges	179,727	1,384,811	32,308	36,792
Depreciation	22,192	135,429	64,108	126,789
Amortization	14,995	36,954	21,256	27,089
	1,141,926	2,511,875	689,131	987,597
Operating loss	(272,159)	(1,526,829)	(159,697)	(303,886)
Other (expense) income
Interest expense, net	(118,605)	(113,732)	(55,563)	(82,820)
Interest income	41,507	37,689	17,200	15,327
Foreign currency transaction (losses) gains, net	(1,271)	76,615	(99,737)	(63,948)
Other expense, net	(7,930)	(9,711)	(1,176)	(137)
	(86,299)	(9,139)	(139,276)	(131,578)
Loss from continuing operations before reorganization items and income tax benefit (provision)	(358,458)	(1,535,968)	(298,973)	(435,464)
Reorganization items (Note 3)	445	(803)	1,467	1,956,874
Income tax benefit (provision) (Note 11)	6,347	2,892	5,015	(2,009)
Net (loss) income from continuing operations	(351,666)	(1,533,879)	(292,491)	1,519,401
Income (loss) from discontinued operations, net of income taxes (Note 6)	1,005	(19,994)	11,608	221,114
Net (loss) income	(350,661)	(1,553,873)	(280,883)	1,740,515
Net loss attributable to noncontrolling interest	(49,647)	—	—	—
Net (loss) income attributable to NII Holdings	$(301,014)	$(1,553,873)	$(280,883)	$1,740,515

Net (loss) income from continuing operations per common share, basic	$(3.51)	$(15.32)	$(2.93)	$8.73
Net income (loss) from discontinued operations per common share, basic	0.01	(0.20)	0.12	1.27
Net (loss) income attributable to NII Holdings per common share, basic	$(3.50)	$(15.52)	$(2.81)	$10.00
Net (loss) income from continuing operations per common share, diluted	$(3.51)	$(15.32)	$(2.93)	$8.71
Net income (loss) from discontinued operations per common share, diluted	0.01	(0.20)	0.12	1.27
Net (loss) income attributable to NII Holdings per common share, diluted	$(3.50)	$(15.52)	$(2.81)	$9.98

Weighted average number of common shares outstanding, basic	100,332	100,098	100,000	172,363
Weighted average number of common shares outstanding, diluted	100,332	100,098	100,000	172,691

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$7,696	$169,785	$(248,781)	$(205,899)
Reclassification adjustment for sale of Nextel Argentina, Nextel Mexico and Nextel Chile (Note 6)	—	—	(1,672)	421,953
Other	—	—	4,734	2,956
Other comprehensive income (loss)	7,696	169,785	(245,719)	219,010
Net (loss) income attributable to NII Holdings	(301,014)	(1,553,873)	(280,883)	1,740,515
Total comprehensive (loss) income attributable to NII Holdings	$(293,318)	$(1,384,088)	$(526,602)	$1,959,525

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity
	Shares	Amount
Balance, January 1, 2015 — Predecessor Company	172,363	$172	$1,517,081	$(2,150,664)	$(1,331,353)	$(1,964,764)	$—	$(1,964,764)
Net income	—	—	—	1,740,515	—	1,740,515	—	1,740,515
Other comprehensive income	—	—	—	—	219,010	219,010	—	219,010
Share-based compensation activity	—	—	5,239	—	—	5,239	—	5,239
Balance, June 30, 2015 — Predecessor Company	172,363	172	1,522,320	(410,149)	(1,112,343)	—	—	—
Elimination of Predecessor Company's equity	(172,363)	(172)	(1,522,320)	410,149	1,112,343	—	—	—
Issuance of Successor Company's common stock	100,000	100	2,067,565	—	—	2,067,665	—	2,067,665
Balance, July 1, 2015 — Successor Company	100,000	100	2,067,565	—	—	2,067,665	—	2,067,665
Net loss	—	—	—	(280,883)	—	(280,883)	—	(280,883)
Other comprehensive loss	—	—	—	—	(245,719)	(245,719)	—	(245,719)
Share-based compensation activity	1	—	2,932	—	—	2,932	—	2,932
Balance, December 31, 2015 — Successor Company	100,001	100	2,070,497	(280,883)	(245,719)	1,543,995	—	1,543,995
Net loss	—	—	—	(1,553,873)	—	(1,553,873)	—	(1,553,873)
Other comprehensive income	—	—	—	—	169,785	169,785	—	169,785
Share-based compensation activity	257	—	6,115	—	—	6,115	—	6,115
Balance, December 31, 2016 — Successor Company	100,258	100	2,076,612	(1,834,756)	(75,934)	166,022	—	166,022
Net loss	—	—	—	(301,014)	—	(301,014)	(49,647)	(350,661)
Other comprehensive income	—	—	—	—	7,696	7,696	1,604	9,300
Share-based compensation activity	126	—	4,797	—	—	4,797	170	4,967
Sale of noncontrolling interest	—	—	57,890	—	21,335	79,225	(30,800)	48,425
Balance, December 31, 2017 — Successor Company	100,384	$100	$2,139,299	$(2,135,770)	$(46,903)	$(43,274)	$(78,673)	$(121,947)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Cash flows from operating activities:
Net (loss) income	$(350,661)	$(1,553,873)	$(280,883)	$1,740,515
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Income) loss from discontinued operations	(1,005)	19,994	(11,608)	(221,114)
Amortization of debt (premiums) discounts and financing costs	(3,297)	(4,570)	181	18,753
Depreciation and amortization	37,187	172,383	85,364	153,878
Provision for losses on accounts receivable	76,518	77,883	32,279	65,396
Provision for inventory obsolescence	1,033	1,731	2,156	—
Foreign currency transaction losses (gains), net	1,271	(76,615)	99,737	63,948
Impairment charges, restructuring charges and losses on disposal of fixed assets	68,529	1,352,667	13,354	31,471
Deferred income tax (benefit) provision	(568)	(3,183)	(2,513)	905
Share-based compensation expense	4,967	6,076	2,923	5,239
Reorganization items in connection with emergence from Chapter 11	—	—	—	(1,775,787)
Fresh start adjustments, net	—	—	—	(248,709)
Other, net	2,636	1,898	(3,829)	(11,083)
Changes in assets and liabilities:
Accounts receivable	(30,534)	(58,951)	(38,756)	(35,013)
Prepaid value-added taxes	13,879	15,894	9,311	50,564
Handset and accessory inventory	4,139	17,273	13,940	7,513
Prepaid expenses and other	(13,358)	8,903	(21,027)	(26,688)
Other long-term assets	(5,341)	(41,447)	20,981	47,253
Accrued value-added taxes	19,211	(7,565)	(285)	(7,941)
Other long-term liabilities	88,460	41,851	23,876	(32,819)
Accounts payable, accrued expenses and other	(204)	(15,554)	(46,674)	18,565
Total operating cash used in continuing operations	(87,138)	(45,205)	(101,473)	(155,154)
Total operating cash provided by (used in) discontinued operations	—	—	22,988	(99,603)
Net cash used in operating activities	(87,138)	(45,205)	(78,485)	(254,757)
Cash flows from investing activities:
Capital expenditures	(66,536)	(61,291)	(76,630)	(88,485)
Purchases of investments	(629,364)	(1,075,119)	(558,883)	(757,714)
Proceeds from sales of investments	688,714	1,102,492	575,838	756,546
Purchase of licenses	(2,289)	(16,936)	(4,018)	(5,391)
Change in restricted cash and other deposits	27,516	67,894	(51,235)	(57,074)
Other, net	275	(2,243)	4,697	3,501
Total investing cash provided by (used in) continuing operations	18,316	14,797	(110,231)	(148,617)
Total investing cash provided by discontinued operations	53,479	39,653	109,255	1,176,438
Net cash provided by (used in) investing activities	71,795	54,450	(976)	1,027,821
Cash flows from financing activities:
Proceeds from partnership agreement	50,000	—	—	—
Repayments under equipment financing facility and bank loans	(85,949)	(90,843)	(24,452)	(124)
Repayments under capital leases and other	(9,522)	(2,161)	(616)	(1,884)
Claims paid to senior noteholders	—	—	—	(745,221)
Net proceeds from debtor-in-possession loan	—	—	—	340,375
Repayment of debtor-in-possession loan	—	—	—	(340,375)
Other, net	(3,219)	—	—	(4,291)
Total financing cash used in continuing operations	(48,690)	(93,004)	(25,068)	(751,520)
Total financing cash used in discontinued operations	—	—	—	(26,711)
Net cash used in financing activities	(48,690)	(93,004)	(25,068)	(778,231)
Effect of exchange rate changes on cash and cash equivalents	541	(1,045)	916	(9,152)
Change in cash and cash equivalents related to discontinued operations	—	—	22,662	103,260
Net (decrease) increase in cash and cash equivalents	(63,492)	(84,804)	(80,951)	88,941
Cash and cash equivalents, beginning of period	257,380	342,184	423,135	334,194
Cash and cash equivalents, end of period	$193,888	$257,380	$342,184	$423,135

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations

Overview. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Our consolidated results from continuing operations in this annual report on Form 10-K include the results of operations of Nextel Brazil and our corporate headquarters.
We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors of that country where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. Nextel Brazil's network enables us to offer a wide range of products and services supported by that technology. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our network.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services;

•	application-based radio connection; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
In September 2017, Nextel Brazil decided to wind down its integrated digital enhanced network, or iDEN, operations with a target to cease all iDEN services in mid-2018. As a result, Nextel Brazil has provided notice of the eventual shutdown to its remaining iDEN subscribers and is currently working to actively migrate the remainder of its legacy iDEN subscriber base to its WCDMA network by proactively promoting attractive service offerings. As of December 31, 2017, 11% of our subscribers were on Nextel Brazil's iDEN network.
As of December 31, 2017, Nextel Brazil had about 3.246 million total subscriber units in commercial service.

Removal of Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Prior to the fourth quarter of 2017, and as previously disclosed, there was substantial doubt about whether our results of operations would provide us with sufficient liquidity to settle our obligations as they became due, principally the amounts due under Nextel Brazil's equipment financing facility and its bank loans.
Effective in January 2018, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its bank loans with Brazilian lenders. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020.
As of December 31, 2017, our consolidated sources of funding included $210.6 million in cash and short-term investments, $110.0 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, and $50.3 million in cash pledged as collateral to secure certain performance bonds relating to our obligations to deploy our WCDMA spectrum in Brazil. In January 2018, we recovered substantially all of the cash securing these performance bonds.
As a result of these amendments, our liquidity forecast has substantially improved, and based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business through 2019. As a result, we believe that there is no longer substantial doubt surrounding our ability to continue as a going concern.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business plan is based on a number of assumptions, including lower subscriber turnover and a decrease in certain costs compared to 2017. In addition, it assumes that we will recover substantially all of the amount held in escrow. If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant amount of time, our business could be negatively impacted, and we would need to obtain additional funding and/or significantly reduce our planned capital and operational spending to further preserve our liquidity.
Partnership Agreement. On June 5, 2017, we and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the “ice.net” brand, along with certain affiliates of ours and ice group, entered into an investment agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.
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

2.    Summary of Significant Accounting Policies

Reorganization Accounting. In accordance with the requirements of reorganization accounting, NII Holdings adopted the provisions of fresh start accounting as of June 30, 2015 and became a new entity for financial reporting purposes. References to the “Successor Company” relate to NII Holdings on or subsequent to June 30, 2015. References to the “Predecessor Company” relate to NII Holdings prior to June 30, 2015. See Note 3 for more information regarding the implementation of fresh start accounting.
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
Principles of Consolidation.  The consolidated financial statements include the accounts of NII Holdings and our subsidiaries. Our decision to consolidate an entity is based on our control of the entity through direct and indirect majority interest in the entity. We eliminate all intercompany transactions, including intercompany profits and losses, in consolidation.
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil. Regulatory entities in Brazil regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in Brazil could adversely affect our business. In addition, as of December 31, 2017, 87% of our total assets were owned by Nextel Brazil. Political, financial and economic developments in Brazil could impact the recoverability of our assets.
Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investments are composed of certain investments made by Nextel Brazil. See Note 8 for further information. Our accounts receivable are generally unsecured. We routinely assess the credit worthiness of our subscribers and maintain allowances for probable losses, where necessary.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, monetary assets and liabilities held by Nextel Brazil that are denominated in U.S. dollars give rise to realized and unrealized foreign currency transaction gains and losses, which we record in our consolidated statement of comprehensive (loss) income as foreign currency transaction gains or losses. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil are of a long-term investment nature.
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
We analyze the net realizable value of handset and accessory inventory on a periodic basis. This analysis includes an assessment of the obsolescence of individual devices, our sales forecasts and other factors. For the year ended December 31, 2017 and 2016, we recorded losses related to inventory obsolescence of $1.0 million and $1.7 million, respectively. In addition, for the six months ended December 31, 2015, we recorded losses related to inventory obsolescence of $2.2 million. We did not record any losses related to inventory obsolescence during the six months ended June 30, 2015.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We make adjustments for changes to either the timing or amount of the estimated future settlement obligation in the period incurred. We recognize increases in the present value of the AROs as an additional liability and add this amount to the carrying amount of the associated ARC. We record decreases as a reduction in both the recorded liability and the carrying amount of the associated ARC.
As of December 31, 2017 and 2016, our asset retirement obligations were included as a component of other long-term liabilities in our consolidated balance sheet and are as follows (in thousands):

Balance, January 1, 2016 — Successor Company	$19,642
New asset retirement obligations	198
Change in assumptions	(1,619)
Accretion	2,552
Settlement of asset retirement obligations	(441)
Foreign currency translation and other	7,274
Balance, December 31, 2016 — Successor Company	27,606
New asset retirement obligations	486
Change in assumptions	(9,181)
Accretion	1,677
Settlement of asset retirement obligations	(9,375)
Foreign currency translation and other	112
Balance, December 31, 2017 — Successor Company	$11,325
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
Intangible Assets.  Our intangible assets consist of our telecommunications licenses and our customer relationships. We calculate amortization on our licenses using the straight-line method based on an estimated useful life of 26 to 30 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years.
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
Service revenues primarily consist of fixed monthly access charges. Other components of service revenue include revenues from calling party pays programs, where applicable, variable charges for usage in excess of plan limits, long-distance charges, international roaming revenues derived from calls placed by our subscribers on other carriers’ networks and revenues generated from broadband data services we provide on our WCDMA network, net of credits and adjustments for service discounts. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. We recognize service revenue as service is provided. We recognize handset revenue when title and risk of loss passes to the customer.

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
We expect our revenue recognition policies to change in the first quarter of 2018 in connection with the implementation of Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” or ASC 606.
Revenue-Based Taxes.  We record revenue-based taxes and other excise taxes on a gross basis as a component of both service and other revenues and selling, general and administrative expenses in our consolidated financial statements. For the years ended December 31, 2017 and 2016, we recognized $28.2 million and $46.9 million in revenue-based taxes and other excise taxes, respectively. For the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $30.9 million and $39.0 million in revenue-based taxes and other excise taxes, respectively.
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
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $26.9 million and $30.9 million for the years ended December 31, 2017 and 2016, respectively. We recognized $21.6 million in advertising costs during the six months ended December 31, 2015 and $28.7 million during the six months ended June 30, 2015, respectively.
Share-Based Compensation.  We measure and recognize compensation expense for all share-based compensation awards based on estimated fair values. We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for stock compensation. Under that guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award when settled in shares, and is recognized over the employee's requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award. See Note 12 for more information.
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
ice group's investment in Nextel Holdings was made in the form of cumulative preferred shares. Under the terms of this agreement, liquidation proceeds or distributions of Nextel Brazil's future earnings will be allocated first to ice group until its cumulative dividends and original investment have been recouped. Earnings will then be allocated to us to the extent of our investment and pro rata thereafter. ice group is entitled to receive a 2% annual dividend on its cumulative preferred voting stock in Nextel Holdings. ice group's preferred shares are considered participating securities. As presented for the year ended December 31, 2017, our calculation of basic net loss from continuing operations per common share includes $49.6 million in net loss attributable to noncontrolling interest and $0.5 million related to undeclared dividends on ice group's preferred stock.
As presented for the year ended December 31, 2017, we did not include 3.4 million stock options and 0.3 million in restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, as presented for the year ended December 31, 2016, we did not include 3.5 million stock options and 0.8 million in restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. As presented for the six months ended December 31, 2015 and the six months ended June 30, 2015, we did not include 2.2 million and 4.8 million stock options, respectively, in our calculation of diluted net (loss) income from continuing operations per common share because their effect would have been antidilutive. In addition, for the

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six months ended December 31, 2015, we did not include an immaterial amount of restricted common shares in our calculation of diluted net (loss) income from continuing operations per common share because their effect would have been antidilutive.
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
New Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Codification, or ASC, No. 2014-09, “Revenue from Contracts with Customers,” or ASC 606, which provides us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. We implemented ASC 606 on January 1, 2018, using the modified retrospective method for all contracts open at that date. Prior periods will not be retroactively adjusted. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application, and we will disclose the results under both the new and old standards for the first year after adoption, beginning in the first quarter of 2018.
During the first quarter of 2018, we will record a cumulative adjustment to accumulated deficit that is primarily composed of the following:

•	a net contract asset related to the portion of our revenues associated with service plans that are sold concurrently with a subsidized handset; and

•	an asset related to costs incurred to acquire a contract, which primarily relates to the deferral of commission expenses.

The future impact of ASC 606 on our revenues primarily relates to contracts with customers where the customer also purchases a subsidized handset from us, which comprises approximately 10% of our new subscribers. A portion of our revenues will be reallocated from service and other revenues to handset and accessory revenues, and these revenues will be recognized at an earlier point in time compared to our current accounting under the existing authoritative guidance. The earlier revenue recognition results in the creation of a contract asset for revenues recognized prior to contractual billing. Given current business trends, we do not expect a material change in total operating revenues.
The timing of expense recognition related to certain of our contract acquisition costs, primarily sales commissions, will be impacted as these expenses will be capitalized and amortized under the new standard rather than being expensed as incurred under existing authoritative guidance. We expensed approximately $36.6 million of contract acquisition costs during the year ended December 31, 2017.
While we have reached conclusions on the key accounting assessments related to adopting this standard, we are continuing to finalize our assessment of the resulting quantitative impacts. Based on currently available information, we estimate that our opening accumulated deficit balance on January 1, 2018 will decrease by between $20.0 million and $30.0 million, primarily related to the deferral of previously expensed contract acquisition costs. We do not expect to recognize a material net contract asset.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU No. 2016-02 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding “right-of-use” assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. The new standard allows us to make an accounting policy election not to recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. In transition, lessees and lessors have the option to recognize and measure leases either at the beginning of the earliest period presented or at the beginning of the period of adoption using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We expect that we will record a material amount of lease liabilities as a result of implementing this standard. We are currently evaluating the adoption methods, as well as the additional effects ASU No. 2016-02 will have on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides guidance regarding cash flow statement classification and presentation of changes in restricted cash. We implemented this new standard on January 1, 2018. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile this total to amounts on the consolidated balance sheet and disclose the nature of the restrictions. We expect that the adoption of this ASU will reclassify changes in restricted cash and other deposits from cash provided by (used in) investing activities to a component of the reconciliation of the beginning of period to end of period change in cash and cash equivalents for all periods presented.

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

Reorganization Items.

The components of our reorganization items were as follows (in thousands):

	Successor Company			Predecessor Company
	Year Ended		Six Months Ended	Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 30, 2015
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$1,775,787
Net gain on fresh start fair value adjustments	—	—	—	261,772
Reorganization-related professional fees and other costs	445	(803)	1,467	(80,685)
Total reorganization items	$445	$(803)	$1,467	$1,956,874

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Impairment, Restructuring and Other Charges

Long-Lived Asset Impairments.

During 2016, we reviewed our Nextel Brazil segment for potential impairment and compared the carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability-weighted and took into consideration our ability to obtain capital necessary to fund our business plan. In addition, we assumed that the proceeds from any potential sale of Nextel Brazil would be significantly less than its carrying value. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach based on our market capitalization and combined it with the fair value of our outstanding debt obligations to determine the impairment charge. See Note 8 for more information on our estimate of the fair value of our debt obligations. We allocated the non-cash asset impairment charge first to reduce the $36.8 million carrying value of our trademark intangible asset to zero, and the remainder between property, plant and equipment and spectrum licenses on a pro rata basis.

During the first quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that, as a result of the continued decline in share price, the carrying value of this segment was not fully recoverable. As a result, we recorded non-cash asset impairment charges of $57.9 million in 2017 to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using the same approach applied in 2016 and allocated these impairment charges on a pro rata basis between property, plant and equipment and spectrum licenses.

During the fourth quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that its carrying value was recoverable as of December 31, 2017.

Other Asset Impairments.

During 2017 and 2016, Nextel Brazil recognized $9.3 million and $11.0 million in non-cash asset impairment charges, respectively, primarily related to the abandonment of certain transmitter and receiver sites that are no longer required in its business.

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
Restructuring Charges.

In 2017, as a result of a change in the scope of Nextel Brazil's radio access network, or RAN, sharing implementation, Nextel Brazil determined that RAN sharing would no longer be utilized for approximately 800 transmitter and receiver sites. As a result, Nextel Brazil recognized $34.2 million in restructuring costs, of which $17.5 million relates to the present value of future payments to which Nextel Brazil was committed and the remainder relates to the impairment of certain prepayments and other deferred costs attributable to these transmitter and receiver sites.

In 2017, Nextel Brazil recognized $70.5 million in restructuring costs, the majority of which related to future lease costs for approximately 1,200 transmitter and receiver sites in low-usage areas in connection with Nextel Brazil's RAN sharing agreement. In addition, Nextel Brazil recognized $6.5 million in severance and other related costs in 2017 related to the separation of approximately 200 employees, which included executive level employees.

In an effort to further reduce costs, in the first quarter of 2018, Nextel Brazil entered into arrangements with certain of its tower lessors for the exchange of unused transmitter and receiver sites for other sites needed in its wireless network. As of December 31, 2017, Nextel Brazil had $27.6 million in accrued restructuring charges related to transmitter and receiver sites that could be exchanged, a portion of which may be reversed in the future.

In 2016, Nextel Brazil recognized $21.4 million in restructuring costs related to the early termination of leases for approximately 600 transmitter and receiver sites in connection with Nextel Brazil's RAN sharing agreement.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Total impairment, restructuring and other charges were as follows (in thousands):

	Successor Company			Predecessor Company
	Year Ended December 31,		Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Brazil	$178,467	$1,340,610	$23,968	$28,072
Corporate	1,260	44,201	8,340	8,720
Total impairment, restructuring and other charges	$179,727	$1,384,811	$32,308	$36,792
In addition, as of December 31, 2017, the total of our accrued restructuring charges was as follows (in thousands):

Balance, January 1, 2017 — Successor Company	$24,103
Restructuring charges	95,363
Cash payments and other	(6,315)
Foreign currency translation adjustment	(3,380)
Balance, December 31, 2017 — Successor Company	$109,771

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Supplemental Financial Statement Information

Prepaid Expenses and Other.

The components of our prepaid expenses and other are as follows:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Cash in escrow	$110,024	$163,435
Cash collateral related to performance bonds	50,340	30,928
Brazil judicial deposits	43,648	—
Value-added taxes	27,635	29,829
Prepayment for roaming and RAN sharing agreements	4,586	27,731
Other prepaid assets	14,231	23,020
Other current assets	3,997	5,202
	$254,461	$280,145

Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Land	$489	$675
Building and leasehold improvements	935	1,489
Network equipment, communication towers and network software	82,493	95,298
Software, office equipment, furniture and fixtures and other	22,498	10,952
Less: Accumulated depreciation and amortization	(11,461)	—
	94,954	108,414
Construction in progress	22,308	21,061
	$117,262	$129,475

See Note 4 for information regarding the impairment of property, plant and equipment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets, Net.
Our intangible assets, net include the following:

		Successor Company
		December 31, 2017			December 31, 2016
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$189,920	$(5,426)	$184,494	$226,426	$—	$226,426
Customer relationships	4	15,300	(5,100)	10,200	17,255	—	17,255
		$205,220	$(10,526)	$194,694	$243,681	$—	$243,681

See Note 4 for information regarding the impairment of intangible assets. In addition, the weighted average useful lives of the intangible assets we acquired during the year ended December 31, 2016 was 30 years.
Based on the carrying amount of our intangible assets as of December 31, 2017 and current exchange rates, we estimate amortization expense for each of the next five years to be as follows (in thousands):

Years	Estimated Amortization Expense
2018	$14,464
2019	11,064
2020	7,664
2021	7,664
2022	7,664
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Other Assets.
The components of our other long-term assets are as follows:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Brazil judicial deposits	$110,758	$85,123
Prepayment for roaming and RAN sharing agreements	23,747	37,433
Cash collateral related to performance bonds	—	56,523
Other	83,699	92,789
	$218,204	$271,868

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Contingencies	$78,006	$56,171
Network system and information technology	48,702	50,286
Payroll related items and commissions	32,613	45,187
Non-income based taxes	30,044	28,158
Capital expenditures	10,198	17,514
Other	101,252	74,583
	$300,815	$271,899

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Accrued lease termination and other restructuring charges	$92,463	$31,365
Non-current withholding taxes	67,356	55,078
Other	61,106	57,029
	$220,925	$143,472
Accumulated Other Comprehensive Loss.  As of December 31, 2017 and 2016, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of December 31, 2017 and 2016, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information.

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$66,536	$61,291	$76,630	$88,485
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(15,433)	(9,984)	(4,018)	(19,282)
	$51,103	$51,307	$72,612	$69,203
Interest costs
Interest expense, net	$118,605	$113,732	$55,563	$82,820
Interest capitalized	1,669	283	2,142	2,556
	$120,274	$114,015	$57,705	$85,376

Cash paid for interest, net of amounts capitalized	$91,297	$105,636	$59,914	$65,598
In connection with the completion of the sale of Nextel Argentina to Grupo Clarin in January 2016, the promissory note that was initially issued in connection with this transaction was canceled. See Note 6 for more information. In addition, as of December 31, 2016, we recorded $125.7 million as a component of long-term debt on our consolidated balance sheet in connection with the signing of the license agreement related to our acquisition of 30MHz of spectrum in the 1.8 GHz band in July 2016. Other than these two transactions, we did not have any significant non-cash investing or financing activities during the years ended December 31, 2017 and 2016.
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

6.    Discontinued Operations

Sale of Nextel Argentina. On September 11, 2015, NII Mercosur Telecom, S.L.U. and NII Mercosur Moviles, S.L.U., both of which were indirect subsidiaries of NII Holdings, entered into a binding agreement with Grupo Clarin relating to the sale of all of the outstanding equity interests of Nextel Communications Argentina, S.R.L., or Nextel Argentina. This agreement provided for aggregate cash consideration of $178.0 million, of which $159.0 million was paid at signing in connection with the transfer of a 49% equity interest in Nextel Argentina and the grant of a call option that allowed Grupo Clarin or any of its affiliates to acquire the remaining 51% equity interest in Nextel Argentina upon receipt of required approvals from the regulatory authorities in Argentina. We received the remaining cash consideration in October 2015, including $6.0 million deposited in escrow to satisfy potential indemnification claims. On January 27, 2016, the agreement was amended to permit Grupo Clarin or any of its affiliates to exercise the right to acquire the remaining 51% equity interest prior to receiving regulatory approval, and Grupo Clarin and its affiliates immediately acquired the remaining 51% of Nextel Argentina for no additional proceeds. In the second half of 2016, $5.4 million in escrow was released to us, and we entered into a mutual release agreement with Grupo Clarin for all current and future claims. As a result, we have no further obligations in connection with this transaction.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. The net proceeds from this sale were $1.448 billion after deducting Nextel Mexico's outstanding indebtedness and applying other specified purchase price adjustments. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim. As of December 31, 2017, $73.5 million of the cash held in escrow has been released to us and $110.0 million remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account other than for claims relating to the 2012 tax year totaling not more than $3.8 million.

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
We recently reached an agreement with the Mexican tax authorities related to the audits of Nextel Mexico's income tax returns for the years 2010 and 2011. Specifically, we agreed to incremental tax liabilities of $36.9 million to settle all open issues related to these tax years. We expect to utilize existing tax credits to settle these liabilities, although it is possible that we may need to settle a portion of these liabilities using cash that is currently held in escrow. We expect to receive a release of some of the $72.4 million in previously escrowed funds related to the 2010 and 2011 income tax audits in the next few months. As of December 31, 2017, we had accrued $1.5 million related to the 2011 income tax audit. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow.
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

In connection with the sale of Nextel Argentina, Nextel Mexico and Nextel Peru, we have reported the results of these operating companies as discontinued operations in this annual report on Form 10-K. Accordingly, we reclassified the results of operations for these former operating companies as discontinued operations for all periods presented. Unless otherwise noted, amounts included in these notes to our consolidated financial statements exclude amounts attributable to discontinued operations. The major components of income (loss) from discontinued operations related to Nextel Argentina, Nextel Mexico and Nextel Peru were as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Operating revenues	$—	$—	$75,450	$599,038
Operating expenses	—	—	(60,863)	(675,245)
Other income (expense), net	—	—	1,159	(49,974)
Income (loss) before income tax provision	—	—	15,746	(126,181)
Income tax provision	—	—	(4,770)	(8,065)
	—	—	10,976	(134,246)
Income (loss) on disposal of Nextel Argentina, Nextel Mexico and Nextel Peru	1,005	(19,994)	632	355,360
Income (loss) from discontinued operations, net of income taxes	$1,005	$(19,994)	$11,608	$221,114

7.    Debt

The components of our debt are as follows:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Brazil equipment financing	$242,883	$291,597
Brazil bank loans	200,567	242,076
Brazil spectrum financing	122,044	125,684
Brazil capital lease and tower financing obligations	90,213	96,722
Other	—	237
Total debt	655,707	756,316
Less: current portion	(7,990)	(540,474)
	$647,717	$215,842
Amendments to Equipment Financing Facility and Bank Loans. In October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its bank loans with Brazilian lenders. In January 2018, we received final approval for the amended and restated equipment financing facility, at which point all of these amendments became effective. We accounted for these amendments as a non-substantial modification of debt and capitalized $6.1 million in expenses related to creditors that will be amortized over the new term of the loans. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In connection with these amendments, Nextel Brazil granted additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and pledged incremental equipment and property to these lenders. In addition, Nextel Brazil will be subject to monthly minimum cash and minimum receivable requirements. Nextel Holdings and certain of its subsidiaries have agreed to make equity contributions to Nextel Brazil over the next 48 months.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brazil Equipment Financing Facility. In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil was able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network. A portion of this financing has a floating interest rate based on LIBOR plus 2.90% (an all-in interest rate of 4.46% and 4.22% as of December 31, 2017 and 2016, respectively), and the remainder has a floating interest rate based on LIBOR plus 1.80% (an all-in interest rate of 3.36% and 3.12% as of December 31, 2017 and 2016, respectively). This financing is guaranteed by Nextel Holdings. In addition, the terms of this financing limit Nextel Brazil's ability to pay dividends and other upstream payments. Loans under this agreement have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of February 2026. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing facility are pledged as collateral. A portion of Nextel Brazil's accounts receivable is also pledged as collateral under its equipment financing facility. As of December 31, 2017, we had $244.6 million in principal amount outstanding under Nextel Brazil's equipment financing facility. Nextel Brazil does not have the ability to borrow additional amounts under this facility.

Brazil Bank Loans. In December 2011, Nextel Brazil borrowed the equivalent of $341.2 million from a Brazilian bank. Because this loan is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. In October 2012, Nextel Brazil entered into an additional Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. Prior to the effectiveness of the sixth amendments to these bank loans discussed above, both of these loan agreements had floating interest rates equal to 139.54% of the local Brazilian borrowing rate (an all-in interest rate of 9.63% and 19.05% as of December 31, 2017 and 2016, respectively). As a result of the effectiveness of the loan amendments, both of the loan agreements have floating interest rates equal to 127.00% of the local Brazilian borrowing rate for 48 months from January 2018. After this period elapses, the interest rates will return to 139.54% of the local Brazilian borrowing rate for the remainder of the loan period. Loans under these agreements have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of January 2026. A portion of Nextel Brazil's accounts receivable is pledged as collateral under these bank loans. As of December 31, 2017, we had $199.1 million in principal amount outstanding under Nextel Brazil's bank loans.

Brazil Spectrum Financing. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. The spectrum license has an initial term of 15 years with an optional 15-year renewal period. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates in effect at the time, in connection with the signing of this license agreement. The remaining 409.5 million Brazilian reais, or approximately $122.2 million based on foreign currency exchange rates at the time, plus accrued interest of 1% per month and annual inflationary adjustments, is due in six annual installments, beginning in July 2019. Nextel Brazil elected to accept the government-provided spectrum financing for the remaining amount due under this spectrum financing.
Capital Leases and Tower Financing Obligations.
Site-Related Capital Lease Obligations. We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space.
Tower Financing Obligations.  From 2002 to 2008, we sold and subsequently leased back space on certain transmitter and receiver sites in Brazil. Due to our continuing involvement with these properties, we account for these transactions as financing arrangements. As a result, we did not recognize any gains from the sales of these towers under these arrangements, and we maintain the tower assets on our consolidated balance sheets. In addition, we recognized the proceeds received as financing obligations. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to the owner of the site as other operating revenues because of our continuing involvement with the tower assets. During the years ended December 31, 2017 and 2016, we recognized $8.1 million and $7.7 million, respectively, in other operating revenues related to these co-location lease arrangements. During the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $3.6 million and $7.8 million in other operating revenues, respectively, related to these arrangements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities.
For the years subsequent to December 31, 2017, scheduled annual maturities of all debt outstanding are as follows (in thousands):

Year	Principal Repayments
2018	$6,655
2019	26,687
2020	27,799
2021	27,766
2022	129,311
Thereafter	453,561
Total	$671,779

8.    Fair Value Measurements
Available-for-Sale Securities.

As of December 31, 2017 and 2016, available-for-sale securities held by Nextel Brazil included $16.7 million and $73.8 million, respectively, in investment funds. These funds invest primarily in Brazilian government bonds, long-term bank certificates of deposit and Brazilian corporate debentures. During the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the six months ended June 30, 2015, we did not have any material unrealized gains or losses associated with these investments.

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
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	Successor Company
	December 31,
	2017		2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$242,883	$237,958	$291,597	$280,893
Bank loans and other	200,567	144,312	242,313	221,458
Brazil spectrum financing	122,044	128,225	125,684	117,059
	$565,494	$510,495	$659,594	$619,410
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments.
We occasionally enter into derivative transactions for risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. Nextel Brazil did not have any derivative instruments as of December 31, 2017. As of December 31, 2016, Nextel Brazil had an immaterial amount of derivative instruments that we classified as short-term investments in our consolidated balance sheets. We consider this measurement to be Level 3 in the fair value hierarchy. Nextel Brazil entered into foreign currency option agreements to manage the foreign currency exposures associated with the forecasted purchase of handsets and other U.S. dollar-denominated payments. We do not apply hedge accounting to these derivative instruments. As a result, we have included all changes in the fair value of these instruments as a component of other expense, net in our consolidated statement of comprehensive (loss) income. For the year ended December 31, 2016, Nextel Brazil recognized $3.3 million in net realized losses, resulting from the changes in estimated fair value of these derivative instruments. Unrealized losses recognized during 2016 were not material. For the six months ended December 31, 2015 and June 30, 2015, Nextel Brazil recognized $5.2 million and $6.3 million in net realized gains, respectively, resulting from the changes in the estimated fair value of these derivative instruments. In addition, for the six months ended December 31, 2015 and June 30, 2015, Nextel Brazil recorded an immaterial amount of unrealized losses resulting from the changes in the estimated fair value of these derivative instruments.
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
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from less than one to fifteen years and are generally renewable for additional terms. The remaining terms of our office leases range from less than one to ten years. We have not included reasonably assured renewal periods in our calculation of future minimum payments for operating lease obligations shown in the table below. For the year ended December 31, 2017, total rent expense under operating leases was $178.5 million, of which approximately $63.2 million related to rent payments for certain transmitter and receiver sites that Nextel Brazil is not fully utilizing. For the year ended December 31, 2016, total rent expense under operating leases was $164.6 million. In addition, during the six months ended December 31, 2015 and the six months ended June 30, 2015, total rent expense under operating leases was $76.4 million and $93.4 million, respectively.
For years subsequent to December 31, 2017, future minimum payments for all capital and operating lease obligations that have initial or remaining noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2018	$48,354	$127,430	$175,784
2019	43,026	112,280	155,306
2020	42,890	101,591	144,481
2021	43,016	90,622	133,638
2022	41,298	77,425	118,723
Thereafter	621,495	151,364	772,859
Total minimum lease payments	840,079	660,712	1,500,791
Less: imputed interest	(749,866)	—	(749,866)
Total	$90,213	$660,712	$750,925

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We are allocating the aggregate 800 million Brazilian reais in minimum payments on a relative fair value basis to the services being received. We are recognizing approximately 318 million Brazilian reais on a ratable basis over a period of five years for the amended roaming agreement, which began in August 2016, and approximately 482 million Brazilian reais over a period of approximately seven years for the RAN sharing agreement, which began in October 2016. In 2017, Nextel Brazil recorded approximately 116 million Brazilian reais, or approximately $36.9 million based on foreign currency exchange rates at the time, of the total 482 million Brazilian reais related to the RAN sharing agreement as a component of restructuring costs as a result of a change in the scope of this arrangement.
Equipment, Handsets and Other Commitments.
We are a party to purchase agreements with various suppliers, under which we have committed to purchase equipment, network services and handsets that will be used or sold in the ordinary course of business. As of December 31, 2017, we are committed to purchase $131.6 million in total under these arrangements, which includes amounts related to the RAN sharing agreement discussed above, $57.1 million of which we are committed to pay in 2018, $54.2 million of which we are committed to pay in 2019 and 2020 combined and $20.3 million of which we are committed to pay in 2021 and 2022 combined. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on noncancelable quantities or termination amounts. We also purchase products and services as needed with no firm commitment. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.
Contingencies.
Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. As of December 31, 2017 and 2016, Nextel Brazil also had contingencies related to certain consumer, contract and labor-related matters, some of which are secured by judicial guarantees. Nextel Brazil may in the future be subject to litigation involving tax and other matters requiring judicial deposits of cash that will not be released until the pending matter is resolved.
As of December 31, 2017 and 2016, Nextel Brazil had accrued liabilities of $81.2 million and $76.8 million, respectively, related to contingencies, of which $7.4 million and $1.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $760.0 million as of December 31, 2017. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.

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
Undesignated Preferred Stock.  Our Board of Directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2017, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  In connection with our emergence from Chapter 11, our Board of Directors adopted an incentive compensation plan, which contemplates grants of up to 5,263,158 shares of our common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our common stock. Under the 2015 Incentive Compensation Plan, we had 1,183,767 shares of our common stock reserved for future issuance as of December 31, 2017.

11.    Income Taxes
The components of (loss) income from continuing operations before income taxes and the related income tax benefit (provision) are as follows (in thousands):

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
U.S.	$(41,143)	$(53,843)	$(1,820)	$1,745,628
Non-U.S.	(316,870)	(1,482,928)	(295,686)	(224,218)
Total	$(358,013)	$(1,536,771)	$(297,506)	$1,521,410

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Current:
Federal	$—	$—	$—	$—
Foreign	5,779	(291)	2,502	(1,104)
Total current income tax benefit (provision)	5,779	(291)	2,502	(1,104)
Deferred:
Federal	—	2,864	(403)	(814)
State, net of Federal tax benefit (provision)	—	319	(45)	(91)
Foreign	568	—	2,961	—
Total deferred income tax benefit (provision)	568	3,183	2,513	(905)
Total income tax benefit (provision)	$6,347	$2,892	$5,015	$(2,009)
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of (loss) income from continuing operations before income tax benefit (provision) is as follows:

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Statutory Federal tax rate	35%	35%	35%	35%
Reorganization items	—	—	—	(46)
Effect of foreign operations	—	(2)	(12)	—
Effect of statutory Federal tax rate change on deferred tax asset	(37)	—	—	—
Change in deferred tax asset valuation allowance	16	(32)	(20)	9
Effect of permanent differences	(12)	—	—	—
Other, net	—	(1)	(1)	2
Effective tax rate	2%	—	2%	—

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities consist of the following:

	Successor Company
	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$6,509,165	$6,363,915
Allowance for doubtful accounts	20,122	17,867
Accrued expenses	53,867	54,263
Accrual for contingent liabilities	27,016	24,669
Intangible assets	121,122	130,983
Property, plant and equipment	143,701	253,882
Leasing related activity	27,519	25,822
Equity compensation	1,151	1,182
Long term debt	55,146	53,159
Inventory reserve	717	1,729
Other	1,004	17,573
	6,960,530	6,945,044
Valuation allowance	(6,957,569)	(6,945,044)
Total deferred tax asset	2,961	—
Deferred tax liabilities:
Other	2,432	—
Total deferred tax liability	2,432	—
Net deferred tax asset	$529	$—

As of December 31, 2017, we had $1.4 billion of net operating loss carryforwards for U.S. Federal and state income tax purposes, which expire in various amounts beginning in 2027 through 2037. Due to our emergence from bankruptcy on June 26, 2015, the timing and manner in which we will utilize the net operating loss carryforwards in any year will be limited relating to changes in our ownership. The annual limitation is $40.2 million, and some of our net operating loss carryforwards will expire before use in the future due to this limitation. As a result of this limitation, our net operating loss carryforwards for U.S. Federal and state income tax purposes are $898.9 million.
As of December 31, 2017, our Brazilian subsidiaries had $2.1 billion of net operating loss carryforwards that can be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

As of December 31, 2017, our holding companies in Luxembourg each had net operating losses ranging from $1.1 billion to $8.7 billion that can be carried forward indefinitely. An immaterial amount of losses generated in 2017 can be carried forward 17 years. Our holding companies in Spain had $964.2 million of net operating loss carryforwards that can be carried forward 18 years. Given the nature of activities that are considered taxable in these jurisdictions and the activities engaged in by the holding companies, these net operating loss carryforwards will never be utilized by our holding companies.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2017 and 2016 are as follows:

	Successor Company
	2017	2016
	(in millions)
Brazil	$1,162.5	$1,089.9
U.S.	240.4	367.2
Luxembourg	5,313.7	5,275.9
Spain	241.0	212.0
Total	$6,957.6	$6,945.0
The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. As of December 31, 2017, we continued to record full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2018 and subsequent years.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate and to potential examination by the relevant tax authorities. The earliest years that remain subject to examination by jurisdiction are: U.S. - 2007; Brazil - 2012, and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of future examinations in each of the taxing jurisdictions when determining the adequacy of our provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax accruals in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax accrual is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amounts of the recorded financial statement benefits and tax accruals reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. Federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (3) requiring a current inclusion in U.S. Federal taxable income of certain earnings of controlled foreign corporations, known as global intangible low-taxed income.

We have prepared an analysis of the effect of the Tax Act on our U.S. income taxes and have formed the following conclusions:

•
In response to the reduction in the U.S. Federal tax rate to 21%, which was effective January 1, 2018, we have recorded our deferred tax asset and corresponding valuation allowance as of December 31, 2017 at the 21% tax rate with no impact to our income tax expense;

•	We have determined that no tax liability needs to be recorded for the one-time transition tax as our international subsidiaries have negative cumulative foreign earnings; and

•
We are electing to treat the tax on global intangible low-taxed income as an expense in the period in which we become liable for this tax and are not currently recording a deferred tax liability for this item.

In accordance with Staff Accounting Bulletin, or SAB No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” our measurement period remains open with respect to the above items in order to allow us to evaluate all possible impacts of evolving guidance to be issued by the Internal Revenue Service and the FASB.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On the date of our emergence from Chapter 11, we made grants of 564,311 shares of restricted stock, 41,721 restricted stock units and 1,580,208 options to purchase shares of common stock. Subsequent to this date, we made grants of an additional 468,069 shares of restricted stock and 5,071,457 options to purchase shares of common stock. Stock options, restricted stock awards and restricted stock units are also granted to certain new employees on the later of the date of hire or the date that the grant is approved.
Stock Option Awards
For the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $2.6 million, $2.8 million, $1.0 million and $1.5 million, respectively, in share-based compensation expense related to stock options. The amounts recognized in our consolidated statements of comprehensive (loss) income for tax benefits related to share-based payment arrangements in 2017, 2016 and both periods in 2015 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses. As of December 31, 2017, there was $1.1 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 1.50 years. The amount of cash paid for exercises under all share-based payment arrangements was immaterial for 2017, 2016 and both periods in 2015.
As a result of the Company's emergence from Chapter 11 proceedings, all prior stock option awards granted under the 2012 Incentive Compensation Plan were canceled. Our stock options generally vest thirty-three percent per year over a three-year period. The following table summarizes stock option activity under the 2015 Incentive Compensation Plan:

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,276,105	$10.14
Granted	2,250,000	$0.58
Exercised	—	—
Forfeited	(2,168,407)	$11.02
Outstanding, December 31, 2017	3,357,698	$3.16	8.83	—
Exercisable, December 31, 2017	660,677	$9.02	7.48	—
There were no options exercised during the year ended December 31, 2017. As of December 31, 2017, our vested stock options had an intrinsic value of zero. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. If a participant's employment is terminated without cause prior to the date options are available to be exercised, the participant will receive stock options on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. If the participant does not exercise the pro-rata shares within 90 days of the employee's termination, the options are considered forfeited and are available for reissuance under the terms of the 2015 Incentive Compensation Plan.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model were $0.22 and $1.48 for each option granted during the years ended December 31, 2017 and 2016 and $2.98 for the period from June 26, 2015 to December 31, 2015, based on the following assumptions:

	Successor Company
	Year Ended		Period from June 26, 2015
	December 31, 2017	December 31, 2016	to December 31, 2015
Risk free interest rate	1.53%	1.53% - 1.90%	1.71% - 2.05%
Expected stock price volatility	40.87%	40.71% - 40.87%	31.73% - 41.92%
Expected term in years	5.16	5.16	5.16 - 6.00
Expected dividend yield	—	—	—
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
Restricted Stock and Restricted Stock Unit Awards
For the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the six months ended June 30, 2015, we recognized $2.0 million, $3.4 million, $1.9 million and $2.3 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. The amounts recognized in our consolidated statements of comprehensive (loss) income for tax benefits related to share-based payment arrangements for the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the six months ended June 30, 2015 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses.
As a result of the Company's emergence from Chapter 11 proceedings, all prior restricted stock awards and restricted stock units granted under the 2012 Incentive Compensation Plan were canceled. As of December 31, 2017, restricted stock represented both non-vested restricted stock awards and restricted stock units. Our restricted stock awards generally vest thirty-three percent per year over a three-year period. The following table summarizes restricted stock activity under the 2015 Incentive Compensation Plan, for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards as of December 31, 2016	522,442	$10.65
Granted	—	—
Vested	(185,387)	$12.06
Forfeited	(239,705)	$7.38
Restricted stock awards as of December 31, 2017	97,350	$15.99
If a participant's employment is terminated without cause prior to the vesting dates, the participant will receive restricted stock on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. Any unvested shares are forfeited and available for reissuance under the terms of the 2015 Incentive Compensation Plan. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2017, there was $0.8 million in unrecognized compensation cost related to restricted stock. We expect this cost to be recognized over a weighted average period of 0.48 years. For the year ended December 31, 2017, the value of our vested restricted stock awards was immaterial.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Corporate and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2017 - Successor Company
Operating revenues	$869,661	$106	$869,767
Segment losses	$(31,071)	$(24,174)	$(55,245)
Less:
Impairment, restructuring and other charges			(179,727)
Depreciation and amortization			(37,187)
Foreign currency transaction losses, net			(1,271)
Interest expense and other, net			(85,028)
Loss from continuing operations before reorganization items and income tax provision			$(358,458)
Capital expenditures	$51,103	$—	$51,103
Year Ended December 31, 2016 - Successor Company
Operating revenues	$984,878	$168	$985,046
Segment earnings (losses)	$67,186	$(36,821)	$30,365
Less:
Impairment, restructuring and other charges			(1,384,811)
Depreciation and amortization			(172,383)
Foreign currency transaction gains, net			76,615
Interest expense and other, net			(85,754)
Loss from continuing operations before reorganization items and income tax provision			$(1,535,968)
Capital expenditures	$51,307	$—	$51,307
Six Months Ended December 31, 2015 - Successor Company
Operating revenues	$529,332	$102	$529,434
Segment losses	$(15,925)	$(26,100)	$(42,025)
Less:
Impairment, restructuring and other charges			(32,308)
Depreciation and amortization			(85,364)
Foreign currency transaction losses, net			(99,737)
Interest expense and other, net			(39,539)
Loss from continuing operations before reorganization items and income tax provision			$(298,973)
Capital expenditures	$72,112	$500	$72,612
Six Months Ended June 30, 2015 - Predecessor Company
Operating revenues	$683,611	$100	$683,711
Segment losses	$(75,234)	$(37,982)	$(113,216)
Less:
Impairment, restructuring and other charges			(36,792)
Depreciation and amortization			(153,878)
Foreign currency transaction losses, net			(63,948)
Interest expense and other, net			(67,630)
Loss from continuing operations before reorganization items and income tax provision			$(435,464)
Capital expenditures	$68,385	$818	$69,203
December 31, 2017 - Successor Company
Identifiable assets	$957,495	$147,603	$1,105,098
December 31, 2016 - Successor Company
Identifiable assets	$1,000,098	$418,411	$1,418,509

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Quarterly Financial Data (Unaudited)

	Successor Company
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2017
Operating revenues	$250,955	$225,134	$204,808	$188,870
Operating loss	(79,849)	(68,931)	(83,372)	(40,007)
Net loss from continuing operations	(92,675)	(87,467)	(94,428)	(77,096)
Net (loss) income from discontinued operations	(38)	2,697	(92)	(1,562)
Net loss from continuing operations, per common share, basic	$(0.92)	$(0.87)	$(0.94)	$(0.77)
Net income (loss) from discontinued operations, per common share, basic	$—	$0.02	$—	$(0.02)
Net loss from continuing operations, per common share, diluted	$(0.92)	$(0.87)	$(0.94)	$(0.77)
Net income (loss) from discontinued operations, per common share, diluted	$—	$0.02	$—	$(0.02)

	Successor Company
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2016
Operating revenues	$226,557	$249,213	$260,836	$248,440
Operating loss	(54,064)	(28,751)	(1,386,696)	(57,318)
Net loss from continuing operations	(32,807)	(4,796)	(1,411,554)	(84,722)
Net loss from discontinued operations	(3,781)	(5,075)	(7,389)	(3,749)
Net loss from continuing operations, per common share, basic	$(0.33)	$(0.05)	$(14.10)	$(0.84)
Net loss from discontinued operations, per common share, basic	$(0.04)	$(0.05)	$(0.07)	$(0.04)
Net loss from continuing operations, per common share, diluted	$(0.33)	$(0.05)	$(14.10)	$(0.84)
Net loss from discontinued operations, per common share, diluted	$(0.04)	$(0.05)	$(0.07)	$(0.04)

During 2016, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. See Note 4 for more information on these impairment charges.

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY) (in thousands)

	Successor Company
	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$28,167	$54,101
Short-term intercompany receivables	—	1,242
Prepaid expenses and other	104	—
Total current assets	28,271	55,343
Long-term intercompany receivables	15	3,146
Other assets	2	112,503
Total assets	$28,288	$170,992
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Short-term intercompany payables	$1,439	$4,570
Total current liabilities	1,439	4,570
Other long-term liabilities	148,796	400
Total liabilities	150,235	4,970
Total (deficit) equity	(121,947)	166,022
Total liabilities and stockholders’ (deficit) equity	$28,288	$170,992

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (PARENT COMPANY ONLY) (in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Operating revenues	$—	$—	$—	$—
Operating expenses
Selling, general and administrative	—	—	—	429
Impairment, restructuring and other charges	—	36,839	—	—
Depreciation and amortization	—	1,116	744	—
	—	37,955	744	429
Operating loss	—	(37,955)	(744)	(429)
Other (expense) income
Interest expense, net	—	—	—	(119)
Intercompany interest expense	—	(117,078)	(118,365)	(159,117)
Interest income	—	—	—	37
Intercompany interest income	231	197	97	125
Equity in (loss) income of affiliates	(300,107)	(1,401,998)	(167,324)	1,793,151
Other (expense) income, net	(1,138)	(206)	(3)	995
	(301,014)	(1,519,085)	(285,595)	1,635,072
(Loss) income before reorganization items and income tax benefit	(301,014)	(1,557,040)	(286,339)	1,634,643
Reorganization items	—	—	(373)	68,355
Income tax benefit (provision)	—	3,183	(448)	(1,002)
Net (loss) income from continuing operations	(301,014)	(1,553,857)	(287,160)	1,701,996
(Loss) income from discontinued operations, net of income taxes	—	(16)	6,277	38,519
Net (loss) income	$(301,014)	$(1,553,873)	$(280,883)	$1,740,515

Comprehensive (loss) income, net of income taxes
Foreign currency translation adjustment	$7,696	$169,785	$(248,781)	$(205,899)
Reclassification adjustment for sale of Nextel Argentina, Nextel Mexico and Nextel Peru	—	—	(1,672)	421,953
Other	—	—	4,734	2,956
Other comprehensive income (loss)	7,696	169,785	(245,719)	219,010
Net (loss) income	(301,014)	(1,553,873)	(280,883)	1,740,515
Total comprehensive (loss) income	$(293,318)	$(1,384,088)	$(526,602)	$1,959,525

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY) (in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2017	2016	2015	2015
Cash flows from operating activities:
Net (loss) income	$(301,014)	$(1,553,873)	$(280,883)	$1,740,515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	284,932	1,554,075	280,910	(1,735,521)
Net cash (used in) provided by operating activities	(16,082)	202	27	4,994
Cash flows from investing activities:
Investments in subsidiaries	(10,043)	(36,356)	(29,690)	(61,405)
Return of investments in subsidiaries	162	34,260	35,315	23
Other, net	—	(16)	—	—
Net cash (used in) provided by investing activities	(9,881)	(2,112)	5,625	(61,382)
Cash flows from financing activities:
Other, net	29	—	—	—
Net cash provided by financing activities	29	—	—	—
Net (decrease) increase in cash and cash equivalents	(25,934)	(1,910)	5,652	(56,388)
Cash and cash equivalents, beginning of period	54,101	56,011	50,359	106,747
Cash and cash equivalents, end of period	$28,167	$54,101	$56,011	$50,359

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1.    Basis of Presentation

NII Holdings, Inc., or NII Holdings, our parent company, is a holding company that conducts substantially all of its business operations through Nextel Brazil. See Note 1 to our consolidated financial statements for more information. As specified in Nextel Brazil's local financing agreements, there are restrictions on the parent company's ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. These condensed financial statements have been presented on a “parent company only” basis. In accordance with this parent company only presentation, we have presented our parent company's investments in consolidated subsidiaries under the equity method. These condensed parent company only financial statements should be read in conjunction with our consolidated financial statements included elsewhere herein.

2.    Dividends From Subsidiaries

For the year ended December 31, 2016, NII Holdings' consolidated subsidiaries declared and paid $33.9 million in cash dividends to the parent company. NII Holdings' consolidated subsidiaries did not declare any dividends to the parent company during the year ended December 31, 2017, the six months ended December 31, 2015 or the six months ended June 30, 2015.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments (1)		Balance at End of Period
Year Ended December 31, 2017 — Successor Company
Allowance for doubtful accounts	$54,221	$76,518	$(88,728)		$42,011
Valuation allowance for deferred tax assets	$6,945,044	$28,637	$(16,112)		$6,957,569
Year Ended December 31, 2016 — Successor Company
Allowance for doubtful accounts	$39,033	$77,883	$(62,695)		$54,221
Valuation allowance for deferred tax assets	$5,290,813	$1,555,006	$99,225		$6,945,044
Six Months Ended December 31, 2015 — Successor Company
Allowance for doubtful accounts	$—	$32,279	$6,754	(2)	$39,033
Valuation allowance for deferred tax assets	$4,388,792	$1,010,438	$(108,417)		$5,290,813
Six Months Ended June 30, 2015 — Predecessor Company
Allowance for doubtful accounts	$30,749	$65,396	$(96,145)	(3)	$—
Valuation allowance for deferred tax assets	$4,447,133	$22,828	$(81,169)		$4,388,792
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.

(2)	Includes the impact of cash collections subsequent to the implementation of fresh start accounting.

(3)	Includes the impact of a $50.6 million reduction to allowance for doubtful accounts resulting from the application of fresh start accounting.