Form 10-Q
period 2018-03-31
NII HOLDINGS INC
filed 2018-05-08
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 4, 2018
Common Stock, $0.001 par value per share	100,477,687

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$136,297	$193,888
Short-term investments	50,250	16,711
Accounts receivable, net of allowance for doubtful accounts of $31,510 and $42,011	109,462	106,715
Handset and accessory inventory	5,028	3,163
Prepaid expenses and other	237,001	254,461
Total current assets	538,038	574,938
Property, plant and equipment, net	119,845	117,262
Intangible assets, net	206,842	194,694
Other assets	256,773	218,204
Total assets	$1,121,498	$1,105,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$51,283	$42,284
Accrued expenses and other	309,252	308,129
Current portion of long-term debt	5,805	7,990
Total current liabilities	366,340	358,403
Long-term debt	639,620	647,717
Other long-term liabilities	229,114	220,925
Total liabilities	1,235,074	1,227,045
Contingencies (Note 8)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,385 shares issued and outstanding — 2018, 100,384 shares issued and outstanding — 2017	100	100
Paid-in capital	2,139,885	2,139,299
Accumulated deficit	(2,133,384)	(2,135,770)
Accumulated other comprehensive loss	(45,306)	(46,903)
Total NII Holdings stockholders’ deficit	(38,705)	(43,274)
Noncontrolling interest	(74,871)	(78,673)
Total deficit	(113,576)	(121,947)
Total liabilities and stockholders’ deficit	$1,121,498	$1,105,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating revenues
Service and other revenues	$175,972	$243,493
Handset and accessory revenues	5,041	7,462
	181,013	250,955
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	88,924	102,708
Cost of handsets and accessories	9,065	8,666
Selling, general and administrative	90,886	134,466
Impairment, restructuring and other (benefits) charges, net	(1,825)	71,939
Depreciation	4,833	8,886
Amortization	3,591	4,139
	195,474	330,804
Operating loss	(14,461)	(79,849)
Other (expense) income
Interest expense, net	(26,606)	(31,562)
Interest income	5,386	9,136
Foreign currency transaction (losses) gains, net	(1,188)	11,375
Other expense, net	(6,330)	(1,775)
	(28,738)	(12,826)
Loss from continuing operations before income taxes	(43,199)	(92,675)
Income taxes	—	—
Net loss from continuing operations	(43,199)	(92,675)
Loss from discontinued operations, net of income taxes	(121)	(38)
Net loss	(43,320)	(92,713)
Net loss attributable to noncontrolling interest	(11,606)	—
Net loss attributable to NII Holdings	$(31,714)	$(92,713)

Net loss from continuing operations per common share, basic and diluted	$(0.43)	$(0.92)
Net loss from discontinued operations per common share, basic and diluted	—	—
Net loss attributable to NII Holdings per common share, basic and diluted	$(0.43)	$(0.92)

Weighted average number of common shares outstanding, basic and diluted	100,385	100,259

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$1,597	$(7,568)
Other comprehensive income (loss)	1,597	(7,568)
Net loss attributable to NII Holdings	(31,714)	(92,713)
Total comprehensive loss attributable to NII Holdings	$(30,117)	$(100,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, January 1, 2018	100,384	$100	$2,139,299	$(2,135,770)	$(46,903)	$(43,274)	$(78,673)	$(121,947)
Net loss	—	—	—	(31,714)	—	(31,714)	(11,606)	(43,320)
Other comprehensive income	—	—	—	—	1,597	1,597	696	2,293
Share-based compensation activity	1	—	586	—	—	586	109	695
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Balance, March 31, 2018	100,385	$100	$2,139,885	$(2,133,384)	$(45,306)	$(38,705)	$(74,871)	$(113,576)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cash flows from operating activities:
Net loss	$(43,320)	$(92,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	121	38
Amortization of debt discounts (premiums) and financing costs	109	(1,646)
Depreciation and amortization	8,424	13,025
Provision for losses on accounts receivable	12,917	20,879
Foreign currency transaction losses (gains), net	1,188	(11,375)
Impairment charges, restructuring charges and losses on disposals of fixed assets	759	70,710
Share-based payment expense	611	1,573
Other, net	(919)	(1,808)
Change in assets and liabilities:
Accounts receivable	(16,023)	(22,292)
Prepaid value-added taxes	491	8,161
Handset and accessory inventory	(1,917)	3,781
Prepaid expenses and other	(12,692)	(5,856)
Other long-term assets	(4,970)	(20,127)
Accrued value-added taxes	6,067	(5,912)
Other long-term liabilities	(576)	20,143
Accounts payable, accrued expenses and other	5,065	(21,148)
Net cash used in operating activities	(44,665)	(44,567)
Cash flows from investing activities:
Capital expenditures	(11,115)	(27,567)
Purchases of investments	(197,533)	(208,281)
Proceeds from sales of investments	162,624	272,825
Change in deposits, net	41,309	(3,614)
Other, net	(1,518)	(1,355)
Total investing cash (used in) provided by continuing operations	(6,233)	32,008
Total investing cash provided by (used in) discontinued operations	14	(26)
Net cash (used in) provided by investing activities	(6,219)	31,982
Cash flows from financing activities:
Repayments under equipment financing facility and local bank loans	(478)	(42,134)
Repayments under capital leases and other	(2,082)	(930)
Payments for costs related to debt amendments	(4,130)	—
Net cash used in financing activities	(6,690)	(43,064)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	716	(145)
Net decrease in cash, cash equivalents and restricted cash	(56,858)	(55,794)
Cash, cash equivalents and restricted cash, beginning of period	305,778	422,232
Cash, cash equivalents and restricted cash, end of period	$248,920	$366,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Overview. Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2017. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Sources of Funding. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of March 31, 2018, our consolidated sources of funding included $186.5 million in cash and short-term investments, and $110.0 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. Based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business through 2019.
Our business plan is based on a number of assumptions, including lower subscriber turnover and a decrease in certain costs compared to 2017. In addition, it assumes that we will recover substantially all of the amount held in escrow in a timely manner. If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant period of time, our business could be negatively impacted, and we would need to obtain additional funding and/or significantly reduce our planned capital and operational spending to further preserve our liquidity. See Note 5 for more information regarding our recovery of cash held in escrow.
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
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Codification, or ASC, No. 2014-09, “Revenue from Contracts with Customers,” or ASC 606, which provides us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. We implemented ASC 606 on January 1, 2018 using the modified retrospective method. We did not retroactively adjust prior periods. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application, and we will continue to disclose the results under both the new and old standards for the remainder of the first year after adoption. See Note 2 for more information surrounding the adoption of ASC 606.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18, which provides guidance regarding cash flow statement classification and presentation of changes in restricted cash. We implemented this new standard on January 1, 2018. As required, we provided a reconciliation of cash and cash equivalents as presented in our condensed consolidated balance sheets to cash, cash equivalents and restricted cash as presented in our condensed consolidated statements of cash flows for all periods presented in Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current presentation.

Note 2.	Revenue Recognition

On January 1, 2018, we implemented ASC 606 using the modified retrospective method. The primary change to our revenue recognition policies relates to contracts with customers where the customer purchases a discounted handset in connection with entering into a contract for telecommunications services. In accordance with ASC 606, we allocate revenue between the handset and the service based on relative standalone selling price, which we refer to as SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.

A description of the principal activities from which Nextel Brazil generates its revenue, as well as the associated policies that govern the way in which we recognize these revenues, is as follows:

Service and Other Revenues. Nextel Brazil's wireless service revenues primarily consist of access charges for providing customers with voice, data or messaging services over the contract period. We recognize revenue related to access charges ratably over the contract period. The typical length of our service contracts is 12 months for individual customers and 24 months for corporate customers. We elected the practical expedient to record all revenue net of taxes collected from customers, which are subsequently remitted to governmental authorities.

Handset and Accessory Revenues. We recognize handset and accessory revenue when a subscriber takes possession of a device. The transaction price of the handset sold, if any, is billed at the time of sale. Although more than 90% of our subscribers typically purchase services only and acquire a handset separately, the remainder of our subscriber base purchases a handset offered at a discounted price bundled with services. In these types of bundled sales, we allocate a portion of our future service billings to the handset and recognize revenue upon handset delivery at the inception of the contract, which results in a contract asset. We determined that contracts with terms longer than one year that involve the sale of both a handset and related services generally do not include a significant financing component.

Significant Judgments and Estimates. Nextel Brazil's subscribers generally enter into service contracts with a commitment period in exchange for discounts on handsets and/or service fees. The penalty applied upon early termination of a contract declines over time in proportion to the remaining commitment period. We concluded that the commitment period should be identical to the contract period since, at any point, the early termination penalty is significant relative to the remaining monthly service fees under the contract.

In cases where a contract includes both a handset and accessories, for which we recognize handset and accessory revenue at a point in time, and services, for which we recognize revenue ratably over time, judgment is required to determine the SSP for each distinct performance obligation in order to allocate consideration properly. We use a range of amounts to estimate SSP when we sell each of the products and services separately.

Remaining Performance Obligations. As of March 31, 2018, we have $360.4 million of remaining performance obligations under open service contracts. For these service contracts, we expect to recognize $341.6 million in operating revenues in the period from April 1, 2018 through March 31, 2019 and $18.8 million thereafter.

Contract Assets and Liabilities. Contract assets primarily relate to the remaining portion of Nextel Brazil's future service billings allocated to handsets and recognized into revenue upon handset delivery at the inception of the contract. As of March 31, 2018 and January 1, 2018, Nextel Brazil had $5.7 million and $5.5 million in total contract assets, respectively, $4.5 million of which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheets for both periods. We transfer contract assets to receivables when Nextel Brazil's right to bill becomes unconditional.

Contract liabilities primarily relate to upfront fees for wireless services for which the services have not yet been provided. As of March 31, 2018 and January 1, 2018, Nextel Brazil had $3.1 million and $1.7 million in total contract liabilities, respectively, substantially all of which we classified as a component of accrued expenses and other in our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes to both the contract asset and contract liability balances during the period, which include opening balances amortized into revenue, were not significant.

Cost to Obtain Contracts with Customers. We recognize an asset for the incremental costs of obtaining a contract with a customer. These costs include commissions and related benefits, payroll taxes for sales employees of Nextel Brazil, and commissions payable to our third party distribution channel partners. We amortize these types of costs ratably using the portfolio approach over the estimated customer relationship period, which includes expected future contract renewals. Under the previous accounting standard, we expensed commissions as incurred. As of March 31, 2018 and January 1, 2018, Nextel Brazil had $44.7 million and $42.8 million of deferred costs, respectively, related to expenses required to obtain or fulfill a contract. Of these total deferred costs, as of March 31, 2018 and January 1, 2018, we recorded $17.5 million and $16.3 million, respectively, as a component of prepaid expenses and other and the remaining $27.2 million and $26.5 million, respectively, as a component of other assets in our condensed consolidated balance sheet. In addition, Nextel Brazil recorded $4.1 million in total commissions expense during the three months ended March 31, 2018 as a component of selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss.

Adoption Impact. Following is a comparison of our reported results of operations for the three months ended March 31, 2018 compared to amounts that we would have reported had we not adopted ASC 606 (in thousands):

	As Reported With ASC 606	Without ASC 606	Impact
Operating revenues
Service and other revenues	$175,972	$180,800	$(4,828)
Handset and accessory revenues	5,041	4,685	356
	181,013	185,485	(4,472)
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	88,924	88,924	—
Cost of handsets and accessories	9,065	9,065	—
Selling, general and administrative	90,886	97,425	(6,539)
Impairment, restructuring and other (benefits) charges, net	(1,825)	(1,825)	—
Depreciation	4,833	4,833	—
Amortization	3,591	3,591	—
	195,474	202,013	(6,539)
Operating loss	$(14,461)	$(16,528)	$2,067
Net loss	$(43,320)	$(45,387)	$2,067

Components of Transition Adjustment. As of January 1, 2018, the cumulative impact of the implementation of ASC 606 included the recognition of contract assets and liabilities, as well as the capitalization of costs to obtain contracts with customer. In total, these effects resulted in a cumulative adjustment on January 1, 2018 that was comprised of a $21.2 million increase to prepaid expenses and other, a $26.8 million increase to other assets, a $1.1 million increase to accrued expenses and other and a $1.8 million decrease to other long-term liabilities.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Impairment, Restructuring and Other (Benefits) Charges
Long-Lived Asset Impairment.
During the first quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that, as a result of the continued decline in share price, the carrying value of this segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $66.0 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach and allocated these impairment charges on a pro rata basis between property, plant and equipment and spectrum licenses.
Restructuring (Benefits) Charges.

In an effort to further reduce costs, in the first quarter of 2018, Nextel Brazil entered into arrangements with certain of its tower lessors for the right to exchange approximately 600 unused transmitter and receiver sites for other sites. During the first quarter of 2018, we identified approximately 250 transmitter and receiver sites that we plan to exchange. As a result, Nextel Brazil reversed $13.7 million in previously accrued restructuring charges.

In addition, during the three months ended March 31, 2018 and 2017, Nextel Brazil recognized $10.8 million and $3.3 million in restructuring costs, respectively, the majority of which related to future lease costs for approximately 150 iDEN-related transmitter and receiver sites and the separation of approximately 75 employees.

Total impairment, restructuring and other (benefits) charges, net for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Brazil	$(2,146)	$71,693
Corporate	321	246
Total impairment, restructuring and other (benefits) charges, net	$(1,825)	$71,939
As of March 31, 2018, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2018	$109,771
Restructuring benefits, net	(2,558)
Cash payments and other	(9,979)
Foreign currency translation adjustment	450
Balance, March 31, 2018	$97,684

Note 4.	Supplemental Financial Statement Information

Restricted Cash.

In November 2016, the FASB issued ASU 2016-18, which requires the condensed consolidated statements of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to the change in cash and cash equivalents as previously required. We adopted this ASU in the first quarter of 2018. As a result of this adoption, the cash and cash equivalents balances in our condensed consolidated statements of cash flows now include restricted cash of $112.6 million as of March 31, 2018, $111.9 million as of December 31, 2017, $165.6 million as of March 31, 2017 and $164.9 million as of December 31, 2016. Our restricted cash relates to cash held in escrow in connection with the sale of Nextel Mexico and certain judicial deposits of cash in Brazil related to litigation involving tax and other matters. In connection with the implementation of ASU 2016-18, a

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reconciliation from cash and cash equivalents as presented in our condensed consolidated balance sheets to cash, cash equivalents and restricted cash as reported in our condensed consolidated statements of cash flows is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$136,297	$193,888
Cash in escrow (included in prepaid expenses and other)	110,038	110,024
Restricted cash (included in other assets)	2,585	1,866
Cash, cash equivalents and restricted cash	$248,920	$305,778

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash in escrow	$110,038	$110,024
Brazil judicial deposits	54,443	43,648
Value-added taxes	28,657	27,635
Cash collateral related to performance bonds	715	50,340
Other prepaid expenses	31,096	14,231
Other current assets	12,052	8,583
	$237,001	$254,461

Property, Plant and Equipment, Net.
During the three months ended March 31, 2018 and 2017, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$486	$489
Building and leasehold improvements	942	935
Network equipment, communication towers and network software	90,598	82,493
Software, office equipment, furniture and fixtures and other	25,932	22,498
Less: Accumulated depreciation and amortization	(16,166)	(11,461)
	101,792	94,954
Construction in progress	18,053	22,308
	$119,845	$117,262

Intangible Assets, Net.
Our intangible assets include the following:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		March 31, 2018			December 31, 2017
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$205,595	$(7,213)	$198,382	$189,920	$(5,426)	$184,494
Customer relationships	4	15,227	(6,767)	8,460	15,300	(5,100)	10,200
		$220,822	$(13,980)	$206,842	$205,220	$(10,526)	$194,694
Based on the carrying amount of our intangible assets as of March 31, 2018 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2018	$14,925
2019	11,728
2020	8,345
2021	8,345
2022	8,345
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Other Assets.
The components of our other long-term assets are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Brazil judicial deposits	$115,807	$110,758
Cash collateral related to contingencies	62,625	55,027
Other	78,341	52,419
	$256,773	$218,204

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Contingencies	$76,335	$78,006
Network system and information technology expenses	66,121	48,702
Non-income based taxes	37,058	30,044
Payroll related items and commissions	26,584	32,613
Other	103,154	118,764
	$309,252	$308,129

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued lease termination and other restructuring charges	$80,448	$92,463
Non-current withholding taxes	70,540	67,356
Other	78,126	61,106
	$229,114	$220,925

Accumulated Other Comprehensive Loss. As of March 31, 2018 and December 31, 2017, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of March 31, 2018 and December 31, 2017, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$11,115	$27,567
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(2,824)	(18,116)
	$8,291	$9,451
We did not have any significant non-cash investing or financing activities during the three months ended March 31, 2018 and 2017.
Revenue-Based Taxes.  Prior to the implementation of ASC 606, we recorded certain revenue-based taxes on a gross basis. For the three months ended March 31, 2017, we recognized $10.1 million in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss. As a result of the adoption of ASC 606, we now record all revenue net of taxes collected from customers. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $4.7 million in revenue-based taxes as a component of service and other revenues in our condensed consolidated statement of comprehensive loss.
Diluted Net Loss Per Common Share.  As presented for the three months ended March 31, 2018 and 2017, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three months ended March 31, 2018, we did not include 3.3 million stock options and 0.1 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three months ended March 31, 2017, we did not include 3.3 million stock options and 0.5 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim. As of March 31, 2018, $73.5 million of the cash held in escrow has been released to us and $110.0 million remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for the years 2010 through 2014. Of the total potential tax claims, $12.2 million relates to actual assessments that Nextel Mexico has received. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims relates primarily to non-income tax-based audits for the years 2011 through 2014. We recently reached an agreement with the Mexican tax authorities related to the audits of Nextel Mexico's income tax returns for the years 2010 and 2011. Specifically, we agreed to incremental tax liabilities of $36.9 million to settle all open issues related to these tax years. We expect to utilize existing tax credits to settle these liabilities, although it is possible that we may need to settle a portion of these liabilities using cash that is currently held in escrow. We are in the process of working with the Mexican tax authorities to finalize the official process and file the necessary amended income tax returns in an effort to close the audits related to the years 2010 and 2011. As of March 31, 2018, we had $1.5 million accrued related to the 2011 income tax audit. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow.
New Cingular Wireless has recently indicated their views on certain aspects of the escrow and purchase agreements related to the release requirements for escrowed funds with which we do not agree. This difference of interpretation could result in a delay of the release of the remaining amount of cash in escrow.
There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims.

Note 6.	Debt

The components of our debt are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Brazil equipment financing facility	$243,000	$242,883
Brazil bank loans	193,051	200,567
Brazil spectrum financing	121,332	122,044
Brazil capital lease and tower financing obligations	88,042	90,213
Total debt	645,425	655,707
Less: current portion	(5,805)	(7,990)
	$639,620	$647,717
Amendments to Equipment Financing Facility and Bank Loans. In October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its two bank loans with Brazilian lenders. In January 2018, we received final approval for the amended and restated equipment financing facility, at which point all of these amendments became effective. We accounted for these amendments as a non-substantial modification of debt and capitalized $6.1 million of financing costs that will be amortized over the new term of the loans. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, loans under these agreements have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of January 2026 for

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nextel Brazil's bank loans and February 2026 for Nextel Brazil's equipment financing facility. These amendments also provide for a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In connection with these amendments, Nextel Brazil granted additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and pledged incremental equipment and property to these lenders. In addition, Nextel Brazil will be subject to monthly minimum cash and minimum receivable requirements. Nextel Holdings and certain of its subsidiaries have agreed to make equity contributions to Nextel Brazil over the next 48 months. As of March 31, 2018, Nextel Brazil had $244.3 million in principal amount outstanding under its equipment financing facility and $197.9 million in principal amount outstanding under its bank loans.

Note 7.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of March 31, 2018 and December 31, 2017, available-for-sale securities held by Nextel Brazil included $50.2 million and $16.7 million, respectively, in investment funds. These funds invest primarily in Brazilian government bonds and long-term bank certificates of deposit. During the three months ended March 31, 2018 and 2017, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$243,000	$242,418	$242,883	$237,958
Brazil bank loans and other	193,051	142,480	200,567	144,312
Brazil spectrum financing	121,332	133,593	122,044	128,225
	$557,383	$518,491	$565,494	$510,495
We estimated the fair value of Nextel Brazil's bank loans, equipment financing and spectrum financing utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider these fair value measurements to be Level 3 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Contingencies

Contingencies.
Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. As of March 31, 2018 and December 31, 2017, Nextel Brazil also had contingencies related to certain consumer, contract and labor-related matters, some of which are secured by judicial guarantees. Even in cases where there is no probable loss, Nextel Brazil may in the future be subject to litigation involving tax and other matters requiring material judicial deposits of cash that will not be released until the pending matter is resolved.
As of March 31, 2018 and December 31, 2017, Nextel Brazil had accrued liabilities of $94.4 million and $81.2 million, respectively, related to contingencies, of which $8.7 million and $7.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $810.0 million as of March 31, 2018. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2017, we maintained full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2018 and subsequent years. We maintained this same valuation allowance position through the first quarter of 2018.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2018
Operating revenues	$180,992	$21	$181,013
Segment losses	$(3,600)	$(4,262)	$(7,862)
Less:
Impairment, restructuring and other benefits, net			1,825
Depreciation and amortization			(8,424)
Foreign currency transaction losses, net			(1,188)
Interest expense and other, net			(27,550)
Loss from continuing operations before income taxes			$(43,199)
Capital expenditures	$8,291	$—	$8,291

Three Months Ended March 31, 2017
Operating revenues	$250,925	$30	$250,955
Segment earnings (losses)	$12,373	$(7,258)	$5,115
Less:
Impairment, restructuring and other charges, net			(71,939)
Depreciation and amortization			(13,025)
Foreign currency transaction gains, net			11,375
Interest expense and other, net			(24,199)
Loss from continuing operations before income taxes			$(92,673)
Capital expenditures	$9,451	$—	$9,451

March 31, 2018
Identifiable assets	$977,426	$144,072	$1,121,498
December 31, 2017
Identifiable assets	$957,495	$147,603	$1,105,098

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2018 and December 31, 2017 and our consolidated results of operations for the three months ended March 31, 2018 and 2017; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2017 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2017 annual report on Form 10-K for risks and uncertainties that may impact our future performance. We refer to our remaining operating company as Nextel Brazil.

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
In September 2017, Nextel Brazil decided to wind down its iDEN operations with a target to cease all iDEN services by the end of May 2018. As a result, Nextel Brazil has provided notice of the eventual shutdown to its remaining iDEN subscribers and is currently working to actively migrate the remainder of its legacy iDEN subscriber base to its WCDMA network by proactively promoting attractive service offerings. As of March 31, 2018, 7% of our subscribers remained on Nextel Brazil's iDEN network.

The majority of our subscribers purchase services from us by acquiring the SIM cards from us separately, and using the SIM cards in handsets that they acquire from other sources. As of March 31, 2018, Nextel Brazil had about 3.254 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
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

In addition, as a result of pressure on our capital resources, over the last several years, we have implemented changes in our business to better align our organization and costs with our operational and financial results. These changes have included reduced spending on subscriber growth, reductions in capital expenditures, significant reductions in our headquarters staff through the reorganization of certain roles and responsibilities between our Brazil and corporate teams, and headcount reductions in Brazil, all of which were designed to reduce costs while maintaining the support necessary to meet our subscribers' needs. Additionally, effective in January 2018, we entered into amendments to Nextel Brazil's equipment financing facility and two bank loans, which aligned the material financing terms in all three facilities. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020.
We expect that, if we can continue to maintain current customer turnover levels, we will be able to grow our WCDMA subscriber base to generate higher revenues in the future. We will also continue to focus on opportunities to reduce operating expenses through operational improvements and cost reductions to preserve our liquidity. See “Liquidity and Capital Resources” and “Future Capital Needs and Resources” for more information.
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
As described in more detail in our 2017 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	valuation of long-lived assets;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
Change to Revenue Recognition Accounting Policy. As a result of the implementation of Accounting Standards Codification, or ASC, No. 606, or ASC 606, beginning January 1, 2018, we allocate revenue between the handset and the service based on relative standalone selling price, which we refer to as SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.
We recognize revenue related to access charges ratably over the contract period and net of taxes collected from customers. We recognize handset and accessory revenue when a subscriber takes possession of a device. The transaction price of the handset sold, if any, is billed at the time of sale. Although more than 90% of our subscribers typically purchase services only and acquire a handset separately, the remainder of our subscriber base purchases a handset offered at a discounted price bundled with services. In these types of bundled sales, we allocate a portion of our future service billings to the handset and recognize revenue upon handset delivery at the inception of the contract. We determined that contracts with terms longer than one year that involve the sale of both a handset and related services generally do not include a significant financing component.
Other than these changes to our revenue recognition policy, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

Results of Operations
In accordance with accounting principles generally accepted in the U.S., we translated the results of operations of our Brazilian operating segment into U.S. dollars using the average foreign currency exchange rates for the applicable period. The following table presents the average foreign currency exchange rate we used to translate Nextel Brazil's results of operations, as well as the change from the average foreign currency exchange rate utilized in the prior period.

	Three Months Ended March 31,		Actual Percent Change From Prior Year
	2018	2017
Brazilian real	3.24	3.13	(4)%

The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2017, as well as at the end of the first quarter of 2018.

	2017				2018
	March	June	September	December	March
Brazilian real	3.13	3.31	3.17	3.31	3.32

The percentage amounts presented in the “Actual Change from Previous Year” and the “Constant Currency Change from Previous Year” columns in the tables below reflect the positive (better, or B,) or negative (worse, or W,) growth rates for each of the line items. In addition, to provide better transparency into Nextel Brazil's results of operations, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2017 to amounts that would have resulted if the average foreign currency exchange rate for the three months ended March 31, 2017 was the same as the average foreign currency exchange rate that was in effect for the three months ended March 31, 2018; and (ii) by comparing the constant currency financial measures for the three months period ended March 31, 2017 to the actual financial measures for the three months ended March 31, 2018. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three months ended March 31, 2017. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Brazil segment (losses) earnings	(3,600)	12,373	(15,973)	(129)%	(130)%
Corporate segment losses	(4,262)	(7,258)	2,996	41%	41%
Consolidated segment (losses) earnings	(7,862)	5,115	(12,977)	(254)%	(267)%
Impairment, restructuring and other benefits (charges), net	1,825	(71,939)	73,764	103%	103%
Depreciation and amortization	(8,424)	(13,025)	4,601	35%	33%
Operating loss	(14,461)	(79,849)	65,388	82%	81%
Interest expense, net	(26,606)	(31,562)	4,956	16%	11%
Interest income	5,386	9,136	(3,750)	(41)%	(39)%
Foreign currency transaction (losses) gains, net	(1,188)	11,375	(12,563)	(110)%	(111)%
Other expense, net	(6,330)	(1,775)	(4,555)	(257)%	(270)%
Loss from continuing operations before income taxes	(43,199)	(92,675)	49,476	53%	52%
Income taxes	—	—	—	NM	NM
Net loss from continuing operations	(43,199)	(92,675)	49,476	53%	52%
Loss from discontinued operations, net of income taxes	(121)	(38)	(83)	(218)%	(218)%
Net loss	(43,320)	(92,713)	49,393	53%	51%
Net loss attributable to noncontrolling interest	(11,606)	—	(11,606)	NM	NM
Net loss attributable to NII Holdings	$(31,714)	$(92,713)	$60,999	66%	64%
_______________________________________
NM-Not Meaningful
We define segment earnings as operating income (loss) before depreciation, amortization and net impairment, restructuring and other (benefits) charges. We recognized consolidated segment losses of $7.9 million during the three months ended March 31, 2018 compared to consolidated segment earnings of $5.1 million during the same period in 2017. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges

Consolidated impairment, restructuring and other (benefits) charges, net recognized in the first quarter of 2018 primarily consisted of the following:

•
the reversal of $13.7 million in previously accrued restructuring charges related to approximately 250 transmitter and receiver sites that Nextel Brazil has identified as sites that it plans to exchange with certain of its tower lessors; mostly offset by

•
$10.8 million in restructuring costs, the majority of which related to future lease costs for approximately 150 iDEN-related transmitter and receiver sites and the separation of approximately 75 employees.

In the first quarter of 2017, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result of this determination, we recorded a $66.0 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. Consolidated impairment, restructuring and other charges recognized in the first quarter of 2017 also included $3.3 million in restructuring costs related to the early termination of certain leases for transmitter and receiver sites that are no longer required in Nextel Brazil's business and $2.3 million in other non-cash asset impairment charges, the majority of which related to the abandonment of certain transmitter and receiver sites.

2.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction gains of $11.4 million during the three months ended March 31, 2017 were primarily the result of the appreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated net liabilities.

b.    Nextel Brazil

	Three Months Ended March 31, 2018	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2017	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Service and other revenues	$175,951	97%	$243,463	97%	$(67,512)	(28)%	(25)%
Handset and accessory revenues	5,041	3%	7,462	3%	(2,421)	(32)%	(30)%
Cost of handsets and accessories	(9,065)	(5)%	(8,666)	(3)%	(399)	(5)%	(8)%
Handset and accessory net subsidy	(4,024)	(2)%	(1,204)	—	(2,820)	(234)%	(246)%
Cost of service (exclusive of depreciation and amortization)	(88,924)	(49)%	(102,708)	(41)%	13,784	13%	10%
Selling and marketing expenses	(21,231)	(12)%	(27,184)	(11)%	5,953	22%	19%
General and administrative expenses	(65,372)	(36)%	(99,994)	(40)%	34,622	35%	32%
Segment (losses) earnings	$(3,600)	(2)%	$12,373	5%	$(15,973)	(129)%	(130)%
The average value of the Brazilian real depreciated relative to the U.S. dollar during the three months ended March 31, 2018 by 4% compared to the average value that prevailed during the three months ended March 31, 2017. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2018, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2017 and for the first quarter of 2018. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
	(subscribers in thousands)
iDEN subscriber units	822.7	686.3	563.3	449.7	349.6
WCDMA subscriber units	2,815.2	2,874.6	2,864.8	2,845.8	2,896.1
Total subscriber units in commercial service — beginning of period	3,637.9	3,560.9	3,428.1	3,295.5	3,245.7

iDEN net subscriber losses	(115.4)	(103.5)	(100.3)	(76.6)	(84.4)
WCDMA net subscriber additions (losses)	38.4	(29.3)	(32.3)	26.8	92.9
Total net subscriber (losses) additions	(77.0)	(132.8)	(132.6)	(49.8)	8.5

Migrations from iDEN to WCDMA	21.0	19.5	13.3	23.5	34.8

iDEN subscriber units	686.3	563.3	449.7	349.6	230.4
WCDMA subscriber units	2,874.6	2,864.8	2,845.8	2,896.1	3,023.8
Total subscriber units in commercial service — end of period	3,560.9	3,428.1	3,295.5	3,245.7	3,254.2

Total subscriber turnover	3.71%	3.95%	4.47%	3.83%	3.02%
iDEN subscriber turnover	5.52%	5.88%	6.89%	6.36%	9.67%
WCDMA subscriber turnover	3.23%	3.53%	4.04%	3.47%	2.37%

During the second and third quarters of 2017, Nextel Brazil's WCDMA subscriber turnover increased as a result of the introduction of unlimited voice offerings by competitors and the tightening of certain credit and collections policies during the first three quarters of 2017. In addition, the increase in Nextel Brazil's WCDMA subscriber turnover in the third quarter of 2017 was partially caused by a significant number of customer contract expirations. In August 2017, Nextel Brazil began offering unlimited voice rate plans in response to the increasingly competitive environment. As a result of its efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty and improve collections, Nextel Brazil's WCDMA subscriber turnover began declining in the fourth quarter of 2017 and decreased further in the first quarter of 2018.

The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2017, as well as for the first quarter of 2018, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total service ARPU (US$)	21	19	19	18	17
WCDMA service ARPU (US$)	22	20	19	18	18
iDEN service ARPU (US$)	17	15	15	14	12

Total service ARPU (BR)	65	62	59	57	56
WCDMA service ARPU (BR)	68	65	61	58	58
iDEN service ARPU (BR)	54	49	47	47	38
During the first half of 2017, Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased as a result of a higher volume of discounts to retain existing customers and slightly lower loading ARPU in an effort to attract new customers. Nextel Brazil's WCDMA service ARPU in Brazilian reais continued to decrease in the second half of 2017 due primarily to price deterioration in the overall wireless market and new types of unlimited rate plans that were introduced in response to the competitive environment. These types of plans remove many of the usage-based fees that Nextel Brazil charged in previous quarters, which resulted in less revenue per customer. Nextel Brazil's WCDMA service ARPU began to stabilize in the first quarter of 2018 as a result of an increased focus on high value customer segments and the expansion of its addressable market. However, overall market pricing in Brazil has been declining over time and could put pressure on our WCDMA service ARPU in the future.
Nextel Brazil's iDEN network does not support data services that are competitive with the higher speed data services offered by its competitors or that are available on its WCDMA network. As a result, Nextel Brazil has had to offer iDEN service plans with lower ARPU levels to retain subscribers on its iDEN network and offer incentives to transition those subscribers to services on its WCDMA network. Nextel Brazil has experienced net subscriber losses and overall declines in its iDEN service ARPU. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations with a target to cease all iDEN services by the end of May 2018. As a result, Nextel Brazil has provided notice of the eventual shutdown to its remaining iDEN subscribers and is actively working to migrate the remainder of its legacy iDEN subscriber base to its WCDMA network by proactively promoting attractive service offerings.
Results Overview.
Recently, Brazil experienced one of the worst economic recessions in its history, characterized by years of negative real wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These economic conditions and trends resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and negatively impacted Nextel Brazil's results of operations for recent prior years. Although recent data indicates that Brazil's economy is beginning to recover, the growth is slow with gradual improvements.
Nextel Brazil's segment earnings decreased $16.0 million, or 129%, on a reported basis, and 130% on a constant currency basis, during the first quarter of 2018 compared to the same period in 2017 primarily as a result of a decline in operating revenues, partially offset by lower operating expenses, as follows:

1.	Service and other revenues

Service and other revenues decreased $67.5 million, or 28%, on a reported basis, and 25% on a constant currency basis, during the first quarter of 2018 compared to the same period in 2017 as a result of the decline in Nextel Brazil's iDEN subscriber base, as well as the decrease in service ARPU discussed above.

Nextel Brazil's WCDMA subscriber base grew from 2.9 million subscribers as of the end of the first quarter of 2017 to 3.0 million subscribers as of the end of the first quarter of 2018. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 14% on a reported basis and 11% on a constant currency basis from the first quarter of 2017 to the same period in 2018 due to a decrease in local currency WCDMA service ARPU.

In connection with the decision to wind down its iDEN operations discussed above, Nextel Brazil's iDEN-based service and other revenues decreased $39.8 million, or 77%, from the first quarter of 2017 to the same period in 2018, or 76% on a constant currency basis, as a result of a 66% decrease in Nextel Brazil's iDEN subscriber base from 686 thousand subscribers as of the end of the first quarter of 2017 to 230 thousand subscribers as of the end of the first quarter of 2018, as well as the decline in local currency iDEN service ARPU.

As a result of the adoption of ASC 606, we recognized all revenue-based taxes on a net basis in 2018 rather than on a gross basis as we did in 2017. Service and other revenues would have been $4.8 million higher in the first quarter of 2018 without the implementation of ASC 606.

2.	Handset and accessory net subsidy

During the first quarters of 2018 and 2017, approximately 95% and 93%, respectively, of Nextel Brazil's new WCDMA gross subscribers represented subscribers who utilized their existing handsets rather than purchasing a new handset from Nextel Brazil, resulting in relatively low levels of handset and accessory net subsidy.

3.	Cost of service

Cost of service decreased $13.8 million, or 13%, on a reported basis during the first quarter of 2018 compared to the same period in 2017. On a constant currency basis, Nextel Brazil's cost of service decreased 10% over the same period mainly due to lower transmitter and receiver site rent and maintenance costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates, partially offset by expenses related to Nextel Brazil's RAN sharing agreement. Nextel Brazil will continue to incur rent expenses related to iDEN transmitter and receiver sites subsequent to their shutdown until these leases end.

4.	Selling and marketing expenses

Selling and marketing expenses decreased $6.0 million, or 22%, on a reported basis, and 19% on a constant currency basis, during the first quarter of 2018 compared to the same period in 2017 primarily as a result of the impact of implementing ASC 606. The adoption of ASC 606 resulted in the capitalization of both direct and indirect commissions beginning on January 1, 2018 compared to the expensing of these types of commissions during the first quarter of 2017. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $1.8 million in selling and marketing expenses in the first quarter of 2018.

5.	General and administrative expenses

General and administrative expenses decreased $34.6 million, or 35%, on a reported basis, and 32% on a constant currency basis, during the first quarter of 2018 compared to the same period in 2017 primarily resulting from a decrease in bad debt expense as a result of improvements in collections, as well as a decrease in customer care-related expenses. In connection with the implementation of ASC 606, we recognized revenue-based taxes on a net basis in 2018 rather than on a gross basis in 2017. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $4.7 million in general and administrative expenses in the first quarter of 2018.

c.    Corporate

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change from Previous Year
			Dollars	B(W) Change
	(dollars in thousands)
Service and other revenues	$21	$30	$(9)	(30)%
General and administrative expenses	(4,283)	(7,288)	3,005	41%
Segment losses	$(4,262)	$(7,258)	$2,996	41%
Segment losses decreased $3.0 million, or 41%, in the three months ended March 31, 2018 compared to the same period in 2017 primarily due a reduction in payroll costs resulting from fewer general and administrative personnel following reductions in force, as well as lower rent expense and a decrease in professional fees.

Liquidity and Capital Resources
As of March 31, 2018, we had working capital of $171.7 million, a $44.8 million decrease compared to working capital of $216.5 million as of December 31, 2017, due to cash used in our operations. Our working capital included $136.3 million in cash and cash equivalents, of which $0.9 million was held by Nextel Brazil in Brazilian reais, and $50.2 million in short-term investments, which was also held in Brazilian reais. As of March 31, 2018, we also had $110.0 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet.
A substantial portion of our U.S. dollar-denominated cash, cash equivalents and short-term investments is held in bank deposits, and our cash, cash equivalents and short-term investments held in Brazilian reais are typically maintained in money market funds that have daily liquidity. The values of our cash, cash equivalents and short-term investments that are held in Brazilian reais will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar.

Cash Flows

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash, cash equivalents and restricted cash, beginning of period	$305,778	$422,232
Net cash used in operating activities	(44,665)	(44,567)
Net cash (used in) provided by investing activities	(6,219)	31,982
Net cash used in financing activities	(6,690)	(43,064)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	716	(145)
Cash, cash equivalents and restricted cash, end of period	$248,920	$366,438

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $44.7 million and $44.6 million of cash in our operating activities, respectively, during the three months ended March 31, 2018 and 2017 primarily to fund operating losses and working capital and to make interest payments under Nextel Brazil's equipment financing and bank loans.

We used $6.2 million of cash in our investing activities during the three months ended March 31, 2018, primarily due to $34.9 million in net purchases of short-term investments in Brazil and $11.1 million in cash capital expenditures, partially offset by a $41.3 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil. Our investing activities provided us with $32.0 million of cash during the three months ended March 31, 2017, primarily due to $64.5 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $27.6 million in cash capital expenditures.

We used $6.7 million of cash in financing activities during the three months ended March 31, 2018, primarily due to $4.1 million of financing costs incurred in connection with the amendments to Nextel Brazil's equipment financing facility and bank loans. We used $43.1 million of cash in our financing activities during the three months ended March 31, 2017, primarily due to a $24.6 million semi-annual principal payment under Nextel Brazil's equipment financing facility and $17.5 million in principal payments under Nextel Brazil's bank loans.

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

There were no material changes to our total contractual obligations during the three months ended March 31, 2018 as described in our annual report on Form 10-K for the year ended December 31, 2017.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $8.3 million and $9.5 million for the three months ended March 31, 2018 and 2017, respectively. We expect our capital expenditures for 2018 to be similar to the levels experienced in 2017. In addition, we expect to continue our efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network. Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our WCDMA network and deploy LTE in certain areas;

•	the extent to which we expand the coverage of our network in new or existing market areas;

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
Future Outlook.  As of March 31, 2018, our consolidated sources of funding included $186.5 million in cash and short-term investments, and $110.0 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. Based on the recent challenging competitive environment in Brazil that we anticipate will continue, as well as the loss of revenues associated with the shutdown of our iDEN business, we expect that our cash flow from operations will continue to be negative for the remainder of 2018.
In October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its two bank loans with Brazilian lenders. In January 2018, we received the final approval from the China Export and Credit

Insurance Corporation, or Sinosure, for the amended and restated equipment financing facility, at which point all of these amendments became effective. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020.
As a result of these amendments, our liquidity forecast has substantially improved, and based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business through 2019. Our business plan is based on a number of assumptions, including lower subscriber turnover and a decrease in certain costs compared to 2017. In addition, it assumes that we will recover substantially all of the amount held in escrow in a timely manner. New Cingular Wireless has recently indicated their views on certain aspects of the escrow and purchase agreements related to the release requirements for escrowed funds with which we do not agree. This difference of interpretation could result in a delay of the release of the remaining amount of cash in escrow. If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant period of time, our business could be negatively impacted, and we would need to obtain additional funding and/or significantly reduce our capital and operational spending to further preserve our liquidity. As a result, we are currently exploring options for additional funding to, among other things, reduce our liquidity risk.
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
In addition to the factors described above, the anticipated cash needs of our business, as well as the conclusions presented herein regarding our liquidity needs, could change significantly:

•	based on the continued development of our business plans and strategy;

•	if currency values in Brazil depreciate or appreciate relative to the U.S. dollar in a manner that is more significant than we currently expect and assume as part of our plans;

•	if economic conditions in Brazil do not improve or worsen;

•	if we are subject to litigation involving tax and other matters requiring material judicial deposits of cash that will not be released until the pending matter is resolved;

•	if competitive practices in the mobile wireless telecommunications industry in Brazil change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business, such as contingencies.

Effect of Recently Adopted Accounting Standards
See Note 1 to our condensed consolidated financial statements for disclosures concerning recently adopted accounting standards.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain subscribers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the timely receipt of proceeds from the sale of Nextel Mexico held in escrow;

•	risks associated with our partnership with ice group;

•	general economic conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•
a requirement to provide material judicial deposits of cash that will not be released until the pending matter is resolved in order for litigation involving tax and other matters to be heard by the courts in Brazil;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security; and

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2017 and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2018, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2017.

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
As of March 31, 2018, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2017.
Our remediation efforts related to this material weakness are ongoing. Management is committed to dedicating the resources necessary to ensure sustained effective control design and operation is achieved, and will continue to work to ensure we maintain sufficient experienced resources, automate processes such as lease accounting, and monitor risks related to new accounting requirements or changes that could place an unmanageable strain on our resources.
Changes in Internal Control over Financial Reporting
We have implemented and will continue to implement controls related to our adoption of ASC 606 on January 1, 2018. These changes have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table presents information related to repurchases of our common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2018 - January 31, 2018	126	(1)	$0.68	126
February 1, 2018 - February 28, 2018	135	(1)	0.64	135
March 1, 2018 - March 31, 2018	192	(1)	1.71	192
Total	453	(1)	1.10	453	$—

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
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: May 8, 2018