Form 10-Q
period 2018-06-30
NII HOLDINGS INC
filed 2018-08-07
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 2, 2018
Common Stock, $0.001 par value per share	100,470,158

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$90,893	$193,888
Short-term investments	29,687	16,711
Accounts receivable, net of allowance for doubtful accounts of $26,103 and $42,011	95,470	106,715
Handset and accessory inventory	3,479	3,163
Prepaid expenses and other	229,357	254,461
Total current assets	448,886	574,938
Property, plant and equipment, net	112,481	117,262
Intangible assets, net	170,885	194,694
Other assets	233,746	218,204
Total assets	$965,998	$1,105,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$39,097	$42,284
Accrued expenses and other	273,451	308,129
Current portion of long-term debt	3,899	7,990
Total current liabilities	316,447	358,403
Long-term debt	584,439	647,717
Other long-term liabilities	224,472	220,925
Total liabilities	1,125,358	1,227,045
Contingencies (Note 8)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,456 shares issued and outstanding — 2018, 100,384 shares issued and outstanding — 2017	100	100
Paid-in capital	2,140,741	2,139,299
Accumulated deficit	(2,204,516)	(2,135,770)
Accumulated other comprehensive loss	(8,836)	(46,903)
Total NII Holdings stockholders’ deficit	(72,511)	(43,274)
Noncontrolling interest	(86,849)	(78,673)
Total deficit	(159,360)	(121,947)
Total liabilities and stockholders’ deficit	$965,998	$1,105,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenues
Service and other revenues	$150,809	$220,079	$326,781	$463,572
Handset and accessory revenues	5,201	5,055	10,242	12,517
	156,010	225,134	337,023	476,089
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	69,939	87,842	158,863	190,550
Cost of handsets and accessories	7,015	13,041	16,080	21,707
Selling, general and administrative	79,269	129,612	170,155	264,078
Impairment, restructuring and other charges, net	11,722	54,235	9,897	126,174
Depreciation	4,463	5,717	9,296	14,603
Amortization	3,447	3,618	7,038	7,757
	175,855	294,065	371,329	624,869
Operating loss	(19,845)	(68,931)	(34,306)	(148,780)
Other (expense) income
Interest expense, net	(28,010)	(26,405)	(54,616)	(57,967)
Interest income	1,593	7,808	6,979	16,944
Foreign currency transaction losses, net	(46,666)	(13,352)	(47,854)	(1,977)
Other (expense) income, net	(3,251)	7,635	(9,581)	5,860
	(76,334)	(24,314)	(105,072)	(37,140)
Loss from continuing operations before income tax benefit	(96,179)	(93,245)	(139,378)	(185,920)
Income tax benefit	—	5,778	—	5,778
Net loss from continuing operations	(96,179)	(87,467)	(139,378)	(180,142)
(Loss) income from discontinued operations, net of income taxes	(2,662)	2,697	(2,783)	2,659
Net loss	(98,841)	(84,770)	(142,161)	(177,483)
Net loss attributable to noncontrolling interest	(27,709)	—	(39,315)	—
Net loss attributable to NII Holdings	$(71,132)	$(84,770)	$(102,846)	$(177,483)

Net loss from continuing operations per common share, basic and diluted	$(0.96)	$(0.87)	$(1.39)	$(1.80)
Net (loss) income from discontinued operations per common share, basic and diluted	(0.03)	0.02	(0.03)	0.03
Net loss attributable to NII Holdings per common share, basic and diluted	$(0.99)	$(0.85)	$(1.42)	$(1.77)

Weighted average number of common shares outstanding, basic and diluted	100,391	100,298	100,388	100,279

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$36,470	$12,386	$38,067	$4,818
Other comprehensive income	36,470	12,386	38,067	4,818
Net loss	(71,132)	(84,770)	(102,846)	(177,483)
Total comprehensive loss	$(34,662)	$(72,384)	$(64,779)	$(172,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2017	100,384	$100	$2,139,299	$(2,135,770)	$(46,903)	$(43,274)	$(78,673)	$(121,947)
Net loss	—	—	—	(102,846)	—	(102,846)	(39,315)	(142,161)
Other comprehensive income	—	—	—	—	38,067	38,067	16,326	54,393
Share-based compensation activity	72	—	1,442	—	—	1,442	210	1,652
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Balance, June 30, 2018	100,456	$100	$2,140,741	$(2,204,516)	$(8,836)	$(72,511)	$(86,849)	$(159,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cash flows from operating activities:
Net loss	$(142,161)	$(177,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	2,783	(2,659)
Amortization of debt discounts (premiums) and financing costs	332	(1,796)
Depreciation and amortization	16,334	22,360
Provision for losses on accounts receivable	20,140	43,164
Foreign currency transaction losses, net	47,854	1,977
Impairment charges and losses on disposals of fixed assets	510	67,038
Share-based payment expense	1,610	2,781
Other, net	1,595	1,000
Change in assets and liabilities:
Accounts receivable	(24,564)	(29,714)
Prepaid value-added taxes	(842)	13,889
Handset and accessory inventory	(1,042)	4,139
Prepaid expenses and other	(23,187)	(1,592)
Other long-term assets	(12,320)	(16,902)
Accrued value-added taxes	11,630	(210)
Other long-term liabilities	23,334	52,978
Accounts payable, accrued expenses, deferred revenues and other	(8,987)	(25,407)
Net cash used in operating activities	(86,981)	(46,437)
Cash flows from investing activities:
Capital expenditures	(24,277)	(36,991)
Purchases of investments	(517,896)	(454,223)
Proceeds from sales of investments	500,237	466,680
Change in deposits, net	39,665	30,265
Other, net	(2,729)	(1,985)
Total investing cash (used in) provided by continuing operations	(5,000)	3,746
Total investing cash provided by (used in) discontinued operations	28	(132)
Net cash (used in) provided by investing activities	(4,972)	3,614
Cash flows from financing activities:
Repayments under equipment financing facility and local bank loans	(1,009)	(42,168)
Repayments under capital leases and other	(3,663)	(2,119)
Payments for costs related to debt amendments	(4,130)	—
Net cash used in financing activities	(8,802)	(44,287)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,740)	185
Net decrease in cash, cash equivalents and restricted cash	(102,495)	(86,925)
Cash, cash equivalents and restricted cash, beginning of period	305,778	422,232
Cash, cash equivalents and restricted cash, end of period	$203,283	$335,307

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated financial statements and notes contained in our quarterly report on Form 10-Q for the three months ended March 31, 2018. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Sources of Funding. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of June 30, 2018, our consolidated sources of funding included $120.6 million in cash and short-term investments, and $110.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. Based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business through 2019.
Our business plan is based on a number of assumptions, including levels of subscriber turnover that are similar to those we experienced in the first half of 2018 and a decrease in certain costs compared to 2017. In addition, our business plan currently assumes that we will recover substantially all of the amount held in escrow in a timely manner. If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant period of time, our business could be negatively impacted, and we would need to reevaluate our business plan, obtain additional funding, sell certain assets and/or significantly reduce our planned capital and operational spending to further preserve our liquidity. As a result, we are actively exploring options to obtain additional funding in order to, among other things, reduce our liquidity risk. See Note 5 for more information regarding the status of our recovery of cash held in escrow.
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
New Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases (Topic 842)," which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU No 2016-02 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding "right-of-use" assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. The new standard allows us to make an accounting policy election not to recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. In transition, lessees and lessors have the option to recognize and measure leases either at the beginning of the earliest period presented or at the beginning of the period of adoption using a modified retrospective approach. The modified retrospective approach includes a number of optional

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

practical expedients that we may elect to apply. We expect that we will record a material amount of lease liabilities as a result of implementing this standard. We expect to utilize the modified retrospective approach and are currently evaluating the additional effects ASU No. 2016-02 will have on our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” or Accounting Standards Codification 606, which we refer to as ASC 606. This new pronouncement provides us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. We implemented ASC 606 on January 1, 2018 using the modified retrospective method. We did not retroactively adjust prior periods. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application, and we will continue to disclose the results under both the new and old standards for the remainder of the first year after adoption. See Note 2 for more information surrounding the adoption of ASC 606.
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

On January 1, 2018, we implemented ASC 606 using the modified retrospective method. The primary change to our revenue recognition policies relates to contracts with customers where the customer purchases a discounted handset in connection with entering into a contract for telecommunications services. In accordance with ASC 606, we allocate revenue between the handset and the service based on relative standalone selling price, or SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.

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

Remaining Performance Obligations. As of June 30, 2018, we have $293.2 million of remaining performance obligations under open service contracts. For these service contracts, we expect to recognize $278.7 million in operating revenues in the period from July 1, 2018 through June 30, 2019 and $14.5 million thereafter.

Contract Assets and Liabilities. Contract assets primarily relate to the remaining portion of Nextel Brazil's future service billings allocated to handsets and recognized into revenue upon handset delivery at the inception of the contract. As of June 30, 2018 and January 1, 2018, Nextel Brazil had $5.0 million and $5.5 million in total contract assets, respectively, $4.2 million and $4.5 million of which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheets for these periods. We transfer contract assets to receivables when Nextel Brazil's right to bill becomes unconditional.

Contract liabilities primarily relate to upfront fees for wireless services for which the services have not yet been provided. As of June 30, 2018 and January 1, 2018, Nextel Brazil had $2.5 million and $1.7 million in total contract liabilities, respectively, substantially all of which we classified as a component of accrued expenses and other in our condensed consolidated balance sheet.

The changes to both the contract asset and contract liability balances during the period, which include opening balances amortized into revenue, were not significant.

Cost to Obtain Contracts with Customers. We recognize an asset for the incremental costs of obtaining a contract with a customer. These costs include commissions and related costs for sales employees of Nextel Brazil, and commissions payable to our third party distribution channel partners. We amortize these types of costs ratably using the portfolio approach over the estimated customer relationship period, which includes expected future contract renewals. Under the previous accounting standard, we expensed commissions as incurred. As of June 30, 2018 and January 1, 2018, Nextel Brazil had $39.0 million and $42.8 million of deferred costs, respectively, related to expenses required to obtain a contract. Of these total deferred costs, as of June 30, 2018 and January 1, 2018, we recorded $19.6 million and $16.3 million, respectively, as a component of prepaid expenses and other and the remaining $19.4 million and $26.5 million, respectively, as a component of other assets in our condensed consolidated balance sheet. In addition, Nextel Brazil recorded $4.3 million and $8.4 million, respectively, in total commissions expense during the three and six months ended June 30, 2018 as a component of selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss.

Adoption Impact. Following is a comparison of our reported results of operations for the three and six months ended June 30, 2018 compared to amounts that we would have reported had we not adopted ASC 606 (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2018
	As Reported With ASC 606	Without ASC 606	Impact
Operating revenues
Service and other revenues	$150,809	$155,762	$(4,953)
Handset and accessory revenues	5,201	3,177	2,024
	156,010	158,939	(2,929)
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	69,939	69,939	—
Cost of handsets and accessories	7,015	7,015	—
Selling, general and administrative	79,269	83,133	(3,864)
Impairment, restructuring and other charges, net	11,722	11,722	—
Depreciation	4,463	4,463	—
Amortization	3,447	3,447	—
	175,855	179,719	(3,864)
Operating loss	$(19,845)	$(20,780)	$935
Net loss	$(98,841)	$(99,776)	$935

	Six Months Ended June 30, 2018
	As Reported With ASC 606	Without ASC 606	Impact
Operating revenues
Service and other revenues	$326,781	$336,562	$(9,781)
Handset and accessory revenues	10,242	7,862	2,380
	337,023	344,424	(7,401)
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	158,863	158,863	—
Cost of handsets and accessories	16,080	16,080	—
Selling, general and administrative	170,155	180,558	(10,403)
Impairment, restructuring and other charges, net	9,897	9,897	—
Depreciation	9,296	9,296	—
Amortization	7,038	7,038	—
	371,329	381,732	(10,403)
Operating loss	$(34,306)	$(37,308)	$3,002
Net loss	$(142,161)	$(145,163)	$3,002

Without the adoption of ASC 606 on January 1, 2018, our basic and diluted net loss from continuing operations per common share would have been $0.01 and $0.03 lower for the three and six months ended June 30, 2018.

Components of Transition Adjustment. As of January 1, 2018, the cumulative impact of the implementation of ASC 606 included the recognition of contract assets and liabilities, as well as the capitalization of costs to obtain contracts with customers. In total, these effects resulted in a cumulative adjustment on January 1, 2018 that was comprised of a $21.2 million increase to prepaid expenses and other, a $26.8 million increase to other assets, a $1.1 million increase to accrued expenses and other and a $1.8 million decrease to other long-term liabilities.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Impairment, Restructuring and Other Charges
Asset Impairments.

During the first quarter of 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that, as a result of the continued decline in share price, the carrying value of this segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $66.0 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach and allocated the impairment charges on a pro rata basis between property, plant and equipment and spectrum licenses.
Restructuring Charges.

During the three and six months ended June 30, 2018, Nextel Brazil recognized $11.9 million and $22.8 million in restructuring costs, respectively, the majority of which related to future lease costs for approximately 200 iDEN-related transmitter and receiver sites, and a change in the scope of Nextel Brazil's radio access network, or RAN, sharing implementation. During the three and six months ended June 30, 2017, Nextel Brazil recognized $49.3 million and $52.6 million in restructuring costs, respectively, the majority of which related to future lease costs for approximately 1,000 transmitter and receiver sites in low-usage areas in connection with Nextel Brazil's RAN sharing agreement. In addition, during the second quarter of 2017, Nextel Brazil recognized $4.4 million in severance and other related costs resulting from the separation of certain executive level employees.

In an effort to further reduce costs, in the first quarter of 2018, Nextel Brazil entered into arrangements with certain of its tower lessors for the right to exchange approximately 600 unused transmitter and receiver sites for other sites. During the first quarter of 2018, we identified approximately 250 transmitter and receiver sites that we plan to exchange pursuant to these arrangements, 200 of which were completed during the second quarter of 2018. As a result, Nextel Brazil reversed $13.7 million in previously accrued restructuring charges.

Total impairment, restructuring and other charges, net for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Brazil	$11,691	$53,938	$9,545	$125,631
Corporate	31	297	352	543
Total impairment, restructuring and other charges, net	$11,722	$54,235	$9,897	$126,174
As of June 30, 2018, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2017	$109,771
Restructuring charges, net	9,413
Cash payments and other	(18,611)
Foreign currency translation adjustment	(13,495)
Balance, June 30, 2018	$87,078

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Supplemental Financial Statement Information

Restricted Cash.

In November 2016, the FASB issued ASU 2016-18, which requires condensed consolidated statements of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to the change in cash and cash equivalents as previously required. We adopted this ASU on January 1, 2018. As a result of this adoption, the cash and cash equivalents balances in our condensed consolidated statements of cash flows now include restricted cash of $112.4 million as of June 30, 2018, $111.9 million as of December 31, 2017, $115.8 million as of June 30, 2017 and $164.9 million as of December 31, 2016. Our restricted cash relates to cash held in escrow in connection with the sale of Nextel Mexico and certain judicial deposits of cash in Brazil related to litigation involving tax and other matters. A reconciliation from cash and cash equivalents as presented in our condensed consolidated balance sheets to cash, cash equivalents and restricted cash as reported in our condensed consolidated statements of cash flows is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$90,893	$193,888
Cash in escrow (included in prepaid expenses and other)	110,052	110,024
Other (included in other assets)	2,338	1,866
Cash, cash equivalents and restricted cash	$203,283	$305,778

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash in escrow	$110,052	$110,024
Brazil judicial deposits	51,297	43,648
Value-added taxes	25,332	27,635
Cash collateral related to performance bonds	618	50,340
Other prepaid expenses	30,661	14,231
Other current assets	11,397	8,583
	$229,357	$254,461

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
During the three and six months ended June 30, 2018 and 2017, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Land	$419	$489
Building and leasehold improvements	739	935
Network equipment, communication towers and network software	81,604	82,493
Software, office equipment, furniture and fixtures and other	25,190	22,498
Less: Accumulated depreciation and amortization	(18,144)	(11,461)
	89,808	94,954
Construction in progress	22,673	22,308
	$112,481	$117,262

Intangible Assets, Net.
Our intangible assets include the following:

		June 30, 2018			December 31, 2017
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$172,907	$(7,856)	$165,051	$189,920	$(5,426)	$184,494
Customer relationships	4	13,126	(7,292)	5,834	15,300	(5,100)	10,200
		$186,033	$(15,148)	$170,885	$205,220	$(10,526)	$194,694
Based on the carrying amount of our intangible assets as of June 30, 2018 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2018	$13,461
2019	9,929
2020	7,012
2021	7,012
2022	7,012
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets.
The components of our other long-term assets are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Brazil judicial deposits	$114,756	$110,758
Cash collateral related to contingencies	54,455	55,027
Other	64,535	52,419
	$233,746	$218,204

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Contingencies	$72,445	$78,006
Network system and information technology expenses	53,176	48,702
Non-income based taxes	35,947	30,044
Payroll related items and commissions	20,326	32,613
Other	91,557	118,764
	$273,451	$308,129

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Non-current withholding taxes	$74,061	$67,356
Accrued lease terminations and other restructuring charges	73,770	92,463
Other	76,641	61,106
	$224,472	$220,925

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Loss. As of June 30, 2018 and December 31, 2017, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of June 30, 2018 and December 31, 2017, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

Supplemental Cash Flow Information.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$24,277	$36,991
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(1,172)	(18,552)
	$23,105	$18,439
We did not have any significant non-cash investing or financing activities during the six months ended June 30, 2018 and 2017.
Revenue-Based Taxes.  Prior to the implementation of ASC 606, we recorded certain revenue-based taxes on a gross basis. For the three and six months ended June 30, 2017, we recognized $6.9 million and $17.0 million, respectively, in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss. As a result of the adoption of ASC 606, we now record all revenue net of taxes collected from customers. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $4.0 million and $8.7 million, respectively, in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss during the three and six months ended June 30, 2018.
Diluted Net Loss Per Common Share.  As presented for the three and six months ended June 30, 2018 and 2017, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three and six months ended June 30, 2018, we did not include 3.4 million stock options in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2018, we did not include 0.5 million and 0.3 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. For both the three and six months ended June 30, 2017, we did not include 3.6 million and 3.5 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2017, we did not include 0.3 million and 0.4 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim. As of June 30, 2018, $73.5 million of the cash held in escrow has been released to us and $110.1 million, which includes interest, remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for the years 2010 through 2014. Of the total potential tax claims, $12.2 million relates to actual assessments that Nextel Mexico has received. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the tax audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the tax audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims relates primarily to non-income tax-based audits for the years 2011 through 2014.

During July 2018, the tax audits related to Nextel Mexico's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010 and 2011, we have requested that New Cingular Wireless agree to the immediate release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. This difference of interpretation could result in a delay of the release of the remaining amount of cash in escrow. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow.

There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims.

Note 6.	Debt

The components of our debt are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Brazil equipment financing facility	$238,228	$242,883
Brazil bank loans	170,831	200,567
Brazil spectrum financing	104,578	122,044
Brazil capital lease and tower financing obligations	74,701	90,213
Total debt	588,338	655,707
Less: current portion	(3,899)	(7,990)
	$584,439	$647,717

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amendments to Equipment Financing Facility and Bank Loans. In October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its two bank loans with Brazilian lenders. In January 2018, we received final approval for the amended and restated equipment financing facility, at which point all of these amendments became effective. We accounted for these amendments as a non-substantial modification of debt and capitalized $6.1 million of financing costs that will be amortized over the new term of the loans. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, loans under these agreements have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of January 2026 for Nextel Brazil's bank loans and February 2026 for Nextel Brazil's equipment financing facility. These amendments also provide for a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In connection with these amendments, Nextel Brazil granted additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and pledged incremental equipment and property to these lenders. In addition, Nextel Brazil will be subject to monthly minimum cash and minimum receivable requirements. Nextel Holdings and certain of its subsidiaries have agreed to make equity contributions to Nextel Brazil over the next 48 months. As of June 30, 2018, Nextel Brazil had $244.0 million in principal amount outstanding under its equipment financing facility and $170.5 million in principal amount outstanding under its bank loans.

Note 7.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of June 30, 2018 and December 31, 2017, available-for-sale securities held by Nextel Brazil included $29.7 million and $16.7 million, respectively, in investment funds. These funds invest primarily in Brazilian government bonds and long-term bank certificates of deposit. During the three and six months ended June 30, 2018 and 2017, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$238,228	$240,100	$242,883	$237,958
Brazil bank loans and other	170,831	115,492	200,567	144,312
Brazil spectrum financing	104,578	117,082	122,044	128,225
	$513,637	$472,674	$565,494	$510,495
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

Contingencies.

Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. In connection with these petitions, Nextel Brazil is regularly required to make a judicial guarantee through a deposit of cash to cover the amount in dispute in order to file and/or appeal claims. As of June 30, 2018 and December 31, 2017, Nextel Brazil also had contingencies related to certain consumer, contract and labor-related matters, some of which are secured by judicial guarantees. Even in cases where there is no probable loss, Nextel Brazil may in the future be subject to litigation involving tax and other matters requiring material judicial deposits of cash that will not be released until the pending matter is resolved.
As of June 30, 2018 and December 31, 2017, Nextel Brazil had accrued liabilities of $84.5 million and $81.2 million, respectively, related to contingencies, of which $7.6 million and $7.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $720.0 million as of June 30, 2018. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2017, we maintained full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2018 and subsequent years. We maintained this same valuation allowance position through the second quarter of 2018.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2018
Operating revenues	$156,009	$1	$156,010
Segment earnings (losses)	$3,675	$(3,888)	$(213)
Less:
Impairment, restructuring and other charges, net			(11,722)
Depreciation and amortization			(7,910)
Foreign currency transaction losses, net			(46,666)
Interest expense and other, net			(29,668)
Loss from continuing operations before income tax benefit			$(96,179)
Capital expenditures	$14,814	$—	$14,814

Three Months Ended June 30, 2017
Operating revenues	$225,105	$29	$225,134
Segment earnings (losses)	$3,080	$(8,441)	$(5,361)
Less:
Impairment, restructuring and other charges, net			(54,235)
Depreciation and amortization			(9,335)
Foreign currency transaction losses, net			(13,352)
Interest expense and other, net			(10,962)
Loss from continuing operations before income tax benefit			$(93,245)
Capital expenditures	$8,988	$—	$8,988

Six Months Ended June 30, 2018
Operating revenues	$337,001	$22	$337,023
Segment earnings (losses)	$75	$(8,150)	$(8,075)
Less:
Impairment, restructuring and other charges, net			(9,897)
Depreciation and amortization			(16,334)
Foreign currency transaction losses, net			(47,854)
Interest expense and other, net			(57,218)
Loss from continuing operations before income tax benefit			$(139,378)
Capital expenditures	$23,105	$—	$23,105

Six Months Ended June 30, 2017
Operating revenues	$476,030	$59	$476,089
Segment earnings (losses)	$15,453	$(15,699)	$(246)
Less:
Impairment, restructuring and other charges, net			(126,174)
Depreciation and amortization			(22,360)
Foreign currency transaction losses, net			(1,977)
Interest expense and other, net			(35,163)
Loss from continuing operations before income tax benefit			$(185,920)
Capital expenditures	$18,439	$—	$18,439

June 30, 2018
Identifiable assets	$827,023	$138,975	$965,998
December 31, 2017
Identifiable assets	$957,495	$147,603	$1,105,098

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2018 and December 31, 2017 and our consolidated results of operations for the three- and six-month periods ended June 30, 2018 and 2017; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
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
In the last several years, Nextel Brazil has experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations with a target to cease all iDEN services by mid-2018. After migrating some customers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018 when the iDEN network was shut down.

The majority of our subscribers purchase services from us by acquiring subscriber identity module, or SIM, cards from us separately, and using these SIM cards in handsets that they acquire from other sources. As of June 30, 2018, Nextel Brazil had about 3.121 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
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

In recent years, we have implemented changes in our business to better align our organization and costs with our operational and financial results. These changes have included a transition to lower cost subscriber acquisition channels, initiatives to reduce operating costs, including headcount reductions, and projects designed to improve operational and capital expenditure efficiencies in Brazil, all of which were intended to reduce costs while maintaining the support necessary to meet our subscribers' needs.
For the six months ended June 30, 2018, our WCDMA subscriber turnover levels were lower than last year, resulting in positive net WCDMA subscriber additions. We expect that, if we can continue to maintain similar turnover levels and grow our WCDMA subscriber base, we will be able to generate higher revenues in the future. We will also continue to focus on opportunities to reduce operating expenses through operational improvements and cost reductions to preserve our liquidity. See “Liquidity and Capital Resources” and “Future Capital Needs and Resources” for more information. While we are focused on effectively managing our business, we are also considering potential strategic alternatives with third parties involving Nextel Brazil. There can be no assurances that any such transaction will materialize or result in value to our stockholders at or above our current or future trading market value.
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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes. Although we believe that our estimates, assumptions and judgments are reasonable, they are based on presently available information. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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

Change to Revenue Recognition Accounting Policy. As a result of the implementation of Accounting Standards Codification, or ASC, No. 606, or ASC 606, beginning January 1, 2018, we allocate revenue between the handset and the service based on relative standalone selling price, or SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.
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
Other than these changes to our revenue recognition policy, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

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

	Three Months Ended June 30,		Actual Percent Change From Prior Year
	2018	2017
Brazilian real	3.63	3.21	(13)%

	Six Months Ended June 30,		Actual Percent Change From Prior Year
	2018	2017
Brazilian real	3.44	3.17	(9)%

The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2017, as well as at the end of the first and second quarters of 2018.

	2017				2018
	March	June	September	December	March	June
Brazilian real	3.13	3.31	3.17	3.31	3.32	3.86

The percentage amounts presented in the “Actual Change from Previous Year” and the “Constant Currency Change from Previous Year” columns in the tables below reflect the positive (better, or B,) or negative (worse, or W,) growth rates for each of the line items. In addition, to provide better transparency into Nextel Brazil's results of operations, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and six months ended June 30, 2017 to amounts that would have resulted if the average foreign currency exchange rate for the three and six months ended June 30, 2017 was the same as the average foreign currency exchange rate that was in effect for the three and six months ended June 30, 2018; and (ii) by comparing the constant currency financial measures for the three and six months ended June 30, 2017 to the actual financial measures for the three and six months ended June 30, 2018. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three and six months ended June 30, 2017. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	June 30, 2018	June 30, 2017	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Three Months Ended
Brazil segment earnings	3,675	3,080	595	19%	35%
Corporate segment losses	(3,888)	(8,441)	4,553	54%	54%
Consolidated segment losses	(213)	(5,361)	5,148	96%	96%
Impairment, restructuring and other charges, net	(11,722)	(54,235)	42,513	78%	76%
Depreciation and amortization	(7,910)	(9,335)	1,425	15%	4%
Operating loss	(19,845)	(68,931)	49,086	71%	70%
Interest expense, net	(28,010)	(26,405)	(1,605)	(6)%	(31)%
Interest income	1,593	7,808	(6,215)	(80)%	(77)%
Foreign currency transaction losses, net	(46,666)	(13,352)	(33,314)	(250)%	(296)%
Other (expense) income, net	(3,251)	7,635	(10,886)	(143)%	(148)%
Loss from continuing operations before income tax benefit	(96,179)	(93,245)	(2,934)	(3)%	(12)%
Income tax benefit	—	5,778	(5,778)	(100)%	(100)%
Net loss from continuing operations	(96,179)	(87,467)	(8,712)	(10)%	(20)%
(Loss) income from discontinued operations, net of income taxes	(2,662)	2,697	(5,359)	(199)%	(199)%
Net loss	(98,841)	(84,770)	(14,071)	(17)%	(27)%
Net loss attributable to noncontrolling interest	(27,709)	—	(27,709)	NM	NM
Net loss attributable to NII Holdings	$(71,132)	$(84,770)	$13,638	16%	8%

Six Months Ended
Brazil segment earnings	75	15,453	(15,378)	(100)%	(99)%
Corporate segment losses	(8,150)	(15,699)	7,549	48%	48%
Consolidated segment losses	(8,075)	(246)	(7,829)	NM	NM
Impairment, restructuring and other charges, net	(9,897)	(126,174)	116,277	92%	91%
Depreciation and amortization	(16,334)	(22,360)	6,026	27%	21%
Operating loss	(34,306)	(148,780)	114,474	77%	76%
Interest expense, net	(54,616)	(57,967)	3,351	6%	(8)%
Interest income	6,979	16,944	(9,965)	(59)%	(55)%
Foreign currency transaction losses, net	(47,854)	(1,977)	(45,877)	NM	NM
Other (expense) income, net	(9,581)	5,860	(15,441)	(263)%	(276)%
Loss from continuing operations before income tax benefit	(139,378)	(185,920)	46,542	25%	19%
Income tax benefit	—	5,778	(5,778)	(100)%	(100)%
Net loss from continuing operations	(139,378)	(180,142)	40,764	23%	17%
(Loss) income from discontinued operations, net of income taxes	(2,783)	2,659	(5,442)	(205)%	(205)%
Net loss	(142,161)	(177,483)	35,322	20%	14%
Net loss attributable to noncontrolling interest	(39,315)	—	(39,315)	NM	NM
Net loss attributable to NII Holdings	$(102,846)	$(177,483)	$74,637	42%	38%
_______________________________________
NM-Not Meaningful

We define segment losses as operating loss before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment losses of $0.2 million and $8.1 million during the three and six months ended June 30, 2018 compared to consolidated segment losses of $5.4 million and $0.2 million during the same periods in 2017. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges, net

Consolidated impairment, restructuring and other charges, net recognized during the three and six months ended June 30, 2018 primarily consisted of $11.9 million and $22.8 million, respectively, in restructuring costs, the majority of which related to future lease costs for approximately 200 iDEN-related transmitter and receiver sites, and a change in the scope of Nextel Brazil's radio access network, or RAN, sharing implementation. Consolidated impairment, restructuring and other charges, net for the six months ended June 30, 2018 were partially offset by the reversal of $13.7 million in previously accrued restructuring charges that occurred in the first quarter of 2018 related to approximately 250 transmitter and receiver sites that Nextel Brazil has identified as sites that it plans to exchange with certain of its tower lessors.

Consolidated impairment, restructuring and other charges, net recognized in the three and six months ended June 30, 2017 included $49.3 million and $52.6 million in restructuring costs, respectively, most of which related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and $4.4 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil. Consolidated impairment, restructuring and other charges, net recognized in the six months ended June 30, 2017 also included a $66.0 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values.

2.	Foreign currency transaction losses, net

Consolidated foreign currency transaction losses of $46.7 million and $47.9 million recognized in the three and six months ended June 30, 2018 were primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated net liabilities.

b.    Nextel Brazil

	June 30, 2018	% of Nextel Brazil’s Operating Revenues	June 30, 2017	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Three Months Ended
Service and other revenues	$150,808	97%	$220,050	98%	$(69,242)	(31)%	(22)%
Handset and accessory revenues	5,201	3%	5,055	2%	146	3%	16%
Cost of handsets and accessories	(7,015)	(4)%	(13,041)	(6)%	6,026	46%	39%
Handset and accessory net subsidy	(1,814)	(1)%	(7,986)	(4)%	6,172	77%	74%
Cost of service (exclusive of depreciation and amortization)	(69,939)	(45)%	(87,842)	(39)%	17,903	20%	10%
Selling and marketing expenses	(18,679)	(12)%	(23,384)	(10)%	4,705	20%	10%
General and administrative expenses	(56,701)	(37)%	(97,758)	(44)%	41,057	42%	34%
Segment earnings	$3,675	2%	$3,080	1%	$595	19%	35%

Six Months Ended
Service and other revenues	$326,759	97%	$463,513	97%	$(136,754)	(30)%	(23)%
Handset and accessory revenues	10,242	3%	12,517	3%	(2,275)	(18)%	(11)%
Cost of handsets and accessories	(16,080)	(5)%	(21,707)	(5)%	5,627	26%	20%
Handset and accessory net subsidy	(5,838)	(2)%	(9,190)	(2)%	3,352	36%	31%
Cost of service (exclusive of depreciation and amortization)	(158,863)	(47)%	(190,550)	(40)%	31,687	17%	10%
Selling and marketing expenses	(39,910)	(12)%	(50,568)	(11)%	10,658	21%	14%
General and administrative expenses	(122,073)	(36)%	(197,752)	(41)%	75,679	38%	33%
Segment earnings	$75	—	$15,453	3%	$(15,378)	(100)%	(99)%
The average value of the Brazilian real depreciated relative to the U.S. dollar during the three and six months ended June 30, 2018 by 13% and 9% compared to the average value that prevailed during the three and six months ended June 30, 2017. As a result, the components of Nextel Brazil's results of operations for the three and six months ended June 30, 2018, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2017 and for the first and second quarters of 2018. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
	(subscribers in thousands)
iDEN subscriber units	822.7	686.3	563.3	449.7	349.6	230.4
WCDMA subscriber units	2,815.2	2,874.6	2,864.8	2,845.8	2,896.1	3,023.8
Total subscriber units in commercial service — beginning of period	3,637.9	3,560.9	3,428.1	3,295.5	3,245.7	3,254.2

iDEN net subscriber losses	(115.4)	(103.5)	(100.3)	(76.6)	(84.4)	(198.9)
WCDMA net subscriber additions (losses)	38.4	(29.3)	(32.3)	26.8	92.9	65.7
Total net subscriber (losses) additions	(77.0)	(132.8)	(132.6)	(49.8)	8.5	(133.2)

Migrations from iDEN to WCDMA	21.0	19.5	13.3	23.5	34.8	31.5

iDEN subscriber units	686.3	563.3	449.7	349.6	230.4	—
WCDMA subscriber units	2,874.6	2,864.8	2,845.8	2,896.1	3,023.8	3,121.0
Total subscriber units in commercial service — end of period	3,560.9	3,428.1	3,295.5	3,245.7	3,254.2	3,121.0

Total subscriber turnover	3.71%	3.95%	4.47%	3.83%	3.02%	4.68%
iDEN subscriber turnover	5.52%	5.88%	6.89%	6.36%	9.67%	NM
WCDMA subscriber turnover	3.23%	3.53%	4.04%	3.47%	2.37%	2.75%
_______________________________________
NM-Not Meaningful

During the second and third quarters of 2017, Nextel Brazil's WCDMA subscriber turnover increased as a result of the introduction of unlimited voice offerings by competitors and the tightening of certain credit and collections policies during the first three quarters of 2017. In addition, the increase in Nextel Brazil's WCDMA subscriber turnover in the third quarter of 2017 was partially caused by a significant number of customer contract expirations. In August 2017, Nextel Brazil began offering unlimited voice rate plans in response to the increasingly competitive environment. As a result of its efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty and improve collections, Nextel Brazil's WCDMA subscriber turnover began declining in the fourth quarter of 2017 and decreased further in the first quarter of 2018. While Nextel Brazil's WCDMA subscriber turnover has remained at lower levels compared to recent years, it increased slightly in the second quarter of 2018 due to the expected impact of the iDEN network shutdown on certain WCDMA subscribers that also maintained iDEN service, as well as an increase in involuntary subscriber turnover that we believe is temporary.

The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2017, as well as for the first and second quarters of 2018, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total service ARPU (US$)	21	19	19	18	17	15
WCDMA service ARPU (US$)	22	20	19	18	18	15
iDEN service ARPU (US$)	17	15	15	14	12	8

Total service ARPU (BR)	65	62	59	57	56	54
WCDMA service ARPU (BR)	68	65	61	58	58	55
iDEN service ARPU (BR)	54	49	47	47	38	26

During the first half of 2017, Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased as a result of a higher volume of discounts to retain existing customers and slightly lower loading ARPU in an effort to attract new customers. Nextel Brazil's WCDMA service ARPU in Brazilian reais continued to decrease in the second half of 2017 due primarily to price deterioration in the overall wireless market and new types of unlimited rate plans that were introduced in response to the competitive environment. These types of plans remove many of the usage-based fees that Nextel Brazil charged in previous quarters, which resulted in less revenue per customer. Nextel Brazil's WCDMA service ARPU temporarily stabilized in the first quarter of 2018 as a result of an increased focus on high value customer segments and the expansion of its addressable market. However, overall market pricing in Brazil has been declining over time and continued to put pressure on Nextel Brazil's WCDMA service ARPU in the second quarter of 2018. In addition, a higher proportion of new subscribers have recently been selecting entry level plans, resulting in a decrease in WCDMA service ARPU during the second quarter of 2018. Although Nextel Brazil intends to promote the migration of certain of its customers to upgraded rate plans in an effort to stabilize its WCDMA service ARPU, the trends Nextel Brazil has recently experienced could continue to apply pressure to WCDMA service ARPU in the future.
During the last several years, Nextel Brazil has experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations with a target to cease all iDEN services by mid-2018. After migrating some customers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018 when the iDEN network was shut down. Although Nextel Brazil did not have any significant non-recurring cash expenditures in the second quarter of 2018 associated with its iDEN network shutdown, Nextel Brazil will continue to incur rent expenses related to iDEN transmitter and receiver sites subsequent to their shutdown until these leases end.
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
Nextel Brazil's WCDMA operating revenues were $152.1 million and $321.4 million in the three and six months ended June 30, 2018, respectively, and $184.7 million and $381.2 million in the three and six months ended June 30, 2017, respectively. Nextel Brazil's iDEN operating revenues were $3.9 million and $15.6 million in the three and six months ended June 30, 2018, respectively, and $40.5 million and $94.9 million in the three and six months ended June 30, 2017, respectively. Nextel Brazil's segment earnings increased $0.6 million, or 19%, on a reported basis, and 35% on a constant currency basis, during the three months ended June 30, 2018 compared to the same period in 2017. Nextel Brazil's segment earnings decreased $15.4 million, or 100%, on a reported basis, and 99% on a constant currency basis, during the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of a decline in operating revenues, partially offset by lower operating expenses, as follows:

1.	Service and other revenues

Service and other revenues decreased $69.2 million, or 31%, and $136.8 million, or 30%, on a reported basis, and 22% and 23% on a constant currency basis, during the three and six months ended June 30, 2018 compared to the same periods in 2017 as a result of the decline in Nextel Brazil's iDEN subscriber base, as well as the decrease in service ARPU discussed above.

Nextel Brazil's WCDMA subscriber base grew from 2.9 million subscribers as of the end of the second quarter of 2017 to 3.1 million subscribers as of the end of the second quarter of 2018. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 18% and 16% on a reported basis and 8% and 9% on a constant currency basis from the three and six months ended June 30, 2017 to the same periods in 2018 due to a decrease in local currency WCDMA service ARPU.

Nextel Brazil's iDEN-based service and other revenues decreased $36.6 million, or 90%, and $76.4 million, or 83%, from the three and six months ended June 30, 2017 to the same periods in 2018, or 89% and 81% on a constant currency basis, as a result of the completion of the shutdown of Nextel Brazil's iDEN network.

Service and other revenues would have been $5.0 million and $9.8 million higher in the three and six months ended June 30, 2018 without the implementation of ASC 606.

2.	Handset and accessory net subsidy

During the three and six months ended June 30, 2018, approximately 94% of Nextel Brazil's new WCDMA gross subscribers represented subscribers who utilized their existing handsets rather than purchasing a new handset from Nextel Brazil compared to 91% and 92%, respectively, during the three and six months ended June 30, 2017, resulting in relatively low levels of handset and accessory net subsidy.

3.	Cost of service

Cost of service decreased $17.9 million, or 20%, and $31.7 million, or 17%, on a reported basis during the three and six months ended June 30, 2018 compared to the same periods in 2017. On a constant currency basis, Nextel Brazil's cost of service decreased 10% over the same periods mainly due to lower transmitter and receiver site rent and maintenance costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates. The reductions in transmitter and receiver site rent costs over both periods were primarily caused by a $6.3 million non-recurring benefit related to the recognition of certain tax credits in the second quarter of 2018.

4.	Selling and marketing expenses

Selling and marketing expenses decreased $4.7 million, or 20%, and $10.7 million, or 21%, on a reported basis, and 10% and 14% on a constant currency basis, during the three and six months ended June 30, 2018 compared to the same periods in 2017. These decreases were partially offset by $3.0 million and $6.9 million increases in advertising-related expenses from the three and six months ended June 30, 2017 to the same periods in 2018.

The adoption of ASC 606 resulted in the capitalization of both direct and indirect commissions beginning on January 1, 2018 compared to the expensing of these types of commissions during the three and six months ended June 30, 2017. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $1.7 million in selling and marketing expenses during the six months ended June 30, 2018. Selling and marketing expenses for the second quarter of 2018 would have been relatively the same without the implementation of ASC 606.

5.	General and administrative expenses

General and administrative expenses decreased $41.1 million, or 42%, and $75.7 million, or 38%, on a reported basis, and 34% and 33% on a constant currency basis, during the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily resulting from $15.1 million and $23.0 million decreases in bad debt expense resulting from lower overall levels of involuntary subscriber turnover compared to prior years and improvements in collections, as well as $10.4 million and $18.5 million decreases in customer care-related expenses and lower payroll-related expenses. In addition, in connection with the implementation of ASC 606, we recognized revenue-based taxes on a net basis in 2018 rather than on a gross basis in 2017. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $4.0 million and $8.7 million, respectively, in general and administrative expenses during the three and six months ended June 30, 2018.

c.    Corporate

	June 30, 2018	June 30, 2017	Change from Previous Year
			Dollars	B(W) Change
	(dollars in thousands)
Three Months Ended
Service and other revenues	$1	$29	$(28)	(97)%
General and administrative expenses	(3,889)	(8,470)	4,581	54%
Segment losses	$(3,888)	$(8,441)	$4,553	54%

Six Months Ended
Service and other revenues	$22	$59	$(37)	(63)%
General and administrative expenses	(8,172)	(15,758)	7,586	48%
Segment losses	$(8,150)	$(15,699)	$7,549	48%
Segment losses decreased $4.6 million, or 54%, and $7.5 million, or 48%, in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force, as well as lower rent expense and decreases in professional fees.

Liquidity and Capital Resources
As of June 30, 2018, we had working capital of $132.4 million, an $84.1 million decrease compared to working capital of $216.5 million as of December 31, 2017, due to cash used in our operations. Our working capital included $90.9 million in cash and cash equivalents, of which $1.7 million was held by Nextel Brazil in Brazilian reais, and $29.7 million in short-term investments, which was also held in Brazilian reais. As of June 30, 2018, we also had $110.1 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet.
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

Cash Flows

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash, cash equivalents and restricted cash, beginning of period	$305,778	$422,232
Net cash used in operating activities	(86,981)	(46,437)
Net cash (used in) provided by investing activities	(4,972)	3,614
Net cash used in financing activities	(8,802)	(44,287)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,740)	185
Cash, cash equivalents and restricted cash, end of period	$203,283	$335,307

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $87.0 million and $46.4 million of cash in our operating activities during the six months ended June 30, 2018 and 2017 primarily to fund operating losses and working capital and to make interest payments under Nextel Brazil's equipment financing and bank loans.

We used $5.0 million of cash in our investing activities during the six months ended June 30, 2018, primarily due to $17.7 million in net purchases of short-term investments in Brazil and $24.3 million in cash capital expenditures, partially offset by a $39.7 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil. Our investing activities provided us with $3.6 million of cash during the six months ended June 30, 2017 primarily due to $33.5 million of net cash returned to us from the release of performance bonds and $12.5 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $37.0 million in cash capital expenditures.

We used $8.8 million of cash in financing activities during the three months ended June 30, 2018, primarily due to $4.1 million of financing costs incurred in connection with the amendments to Nextel Brazil's equipment financing facility and bank loans and $1.0 million in principal payments under Nextel Brazil's equipment financing facility and bank loans. We used $44.3 million of cash in our financing activities during the six months ended June 30, 2017 primarily due to a $24.6 million semi-annual principal payment under Nextel Brazil's equipment financing facility and $17.5 million in principal payments under its bank loans.

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

There were no material changes to our total contractual obligations during the six months ended June 30, 2018 as described in our annual report on Form 10-K for the year ended December 31, 2017.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $23.1 million and $18.4 million for the six months ended June 30, 2018 and 2017, respectively. We expect our capital expenditures for 2018 to be similar to the levels experienced in 2017. In addition, we expect to continue our efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network. Our capital spending and related expenses are expected to be driven by several factors, including:

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
Future Outlook.  As of June 30, 2018, our consolidated sources of funding included $120.6 million in cash and short-term investments, and $110.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. Based on the recent challenging competitive environment in Brazil that we anticipate will continue, as well as the loss of revenues associated with the shutdown of our iDEN business, we expect that our cash flow from operations will continue to be negative for the remainder of 2018.
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
As a result of these amendments, our liquidity forecast has substantially improved, and based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business through 2019. Our business plan is based on a number of assumptions, including levels of subscriber turnover that are similar to those we experienced in the first half of 2018 and a decrease in certain costs compared to 2017. In addition, our business plan currently assumes that we will recover substantially all of the amount held in escrow in a timely manner. During July 2018, the tax audits related to Nextel Mexico's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. As a result, we have requested that New Cingular Wireless agree to the immediate release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. This difference of interpretation could result in a delay of the release of the remaining amount of cash in escrow.
If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant period of time, our business could be negatively impacted, and we would need to reevaluate our business plan, obtain additional funding, sell certain assets and/or significantly reduce our planned capital and operational spending to further preserve our liquidity. As a result, we are actively exploring options to obtain additional funding in order to, among other things, reduce our liquidity risk. Also, while we are focused on effectively managing our business, we are considering potential strategic alternatives with third parties involving Nextel Brazil. There can be no assurances that any such transaction will materialize or result in value to our stockholders at or above our current or future trading market value.
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

Effect of New and Recently Adopted Accounting Standards
See Note 1 to our condensed consolidated financial statements for disclosures concerning new accounting standards and recently adopted accounting standards.

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

During the six months ended June 30, 2018, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2017.

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
As of June 30, 2018, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2017.
Our remediation efforts related to this material weakness are ongoing. During the second quarter of 2018, we hired several experienced accounting resources in Nextel Brazil to assist with the identification and evaluation of certain accounting transactions. In addition, although full automation of lease accounting is not expected to be completed until 2019, we strengthened our controls over lease accounting. Management remains committed to dedicating the resources necessary to ensure sustained effective control design and operation, and will continue to work to ensure we maintain sufficient experienced resources, automate processes such as lease accounting, and monitor risks related to new accounting requirements or changes that could place an unmanageable strain on our resources.
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

We own Nextel Brazil through a joint venture, and our interests and the interests of our stockholders may not align with the interests of our joint venture partner.

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

On May 31, 2018, ice group publicly announced its intention, subject to certain conditions, to sell its 30% ownership interest in Nextel Holdings to AI Media Holdings, or Access, an affiliate of ice group, in connection with the divestiture of its international operations.

ice group currently owns, and if and when its sale to Access is complete, Access will own, 30% of Nextel Holdings, which indirectly owns Nextel Brazil. Pursuant to our shareholders agreement with ice group, the Board of Managers of Nextel Holdings is comprised of five members, with three members appointed by us and, after regulatory approval and as long as ice group maintains at least a 30% stake in Nextel Holdings, two nominees and one observer from ice group. In addition, the shareholders agreement with ice group provides for certain minority protective rights relating to certain significant actions of Nextel Holdings and Nextel Brazil. Consequently, we and our stockholders have less influence on the management and policies of Nextel Brazil after ice group's initial investment than we previously had. ice group may at any time have economic or business interests or goals which are, or which become, inconsistent with the business interests or goals of us and our stockholders, and could attempt to influence or take actions that are contrary to our requests, policies or objectives.

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

If and when ice group's publicly announced sale of its interest in Nextel Holdings to Access is complete, Access will have certain rights and obligations, including those described above, with respect to the management and governance of Nextel Holdings. Access may have different economic or business interests than ice group, which could exacerbate any of the foregoing risks.

Any of the foregoing could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table presents information related to repurchases of our common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2018 — April 30, 2018	681	(1)	$2.04	681
May 1, 2018 — May 31, 2018	153	(1)	2.87	153
June 1, 2018 — June 30, 2018	21,577	(1)	3.39	21,577
Total	22,411	(1)	3.34	22,411	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 5.	Other Information

Our Board of Directors has approved a grant of restricted stock units valued at $7.9 million in total for members of the Board of Directors. The grant will be effective after this quarterly report on Form 10-Q is filed and other timing criteria is met. The restricted stock units will vest ratably over three years from the date of the grant and may be settled in cash or common stock, at our election. The Form of Restricted Stock Unit Agreement (Directors) has been filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
10.1(+)	NII Holdings, Inc. Form of Restricted Stock Unit Agreement (Non-U.S. Employees - Brazil).				*
10.2(+)	NII Holdings, Inc. Form of Restricted Stock Unit Agreement (U.S. Employees).				*
10.3(+)	NII Holdings, Inc. Form of Restricted Stock Unit Agreement (Directors).				*
10.4(+)	Letter Agreement with Steven Shindler, dated July 30, 2018.	8-K	10.1	07/31/2018
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
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
Date: August 7, 2018