Form 10-Q
period 2018-09-30
NII HOLDINGS INC
filed 2018-11-08
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 2, 2018
Common Stock, $0.001 par value per share	100,873,423

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	September 30, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$152,712	$193,888
Short-term investments	48,407	16,711
Accounts receivable, net of allowance for doubtful accounts of $22,105 and $42,011	97,415	106,715
Handset and accessory inventory	2,295	3,163
Prepaid expenses and other	234,765	264,017
Total current assets	535,594	584,494
Property, plant and equipment, net	121,593	117,262
Intangible assets, net	158,342	191,757
Other assets	224,059	220,009
Total assets	$1,039,588	$1,113,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$45,103	$42,284
Accrued expenses and other	265,217	308,129
Current portion of long-term debt	21,755	7,990
Total current liabilities	332,075	358,403
Long-term debt	623,332	647,717
Other long-term liabilities	271,192	218,590
Total liabilities	1,226,599	1,224,710
Commitments and contingencies (Note 8)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 100,744 shares issued and outstanding — 2018, 100,384 shares issued and outstanding — 2017	101	100
Paid-in capital	2,141,079	2,139,299
Accumulated deficit	(2,237,135)	(2,127,876)
Accumulated other comprehensive loss	(1,813)	(47,266)
Total NII Holdings stockholders’ deficit	(97,768)	(35,743)
Noncontrolling interest	(89,243)	(75,445)
Total deficit	(187,011)	(111,188)
Total liabilities and stockholders’ deficit	$1,039,588	$1,113,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenues
Service and other revenues	$138,596	$200,874	$465,603	$664,446
Handset and accessory revenues	3,141	4,549	13,383	17,066
	141,737	205,423	478,986	681,512
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	61,634	91,230	220,295	281,780
Cost of handsets and accessories	3,452	8,736	19,532	30,443
Selling, general and administrative	68,503	139,004	235,474	403,082
Impairment, restructuring and other (benefits) charges, net	(2)	34,794	14,070	160,968
Depreciation	3,614	2,428	11,626	17,031
Amortization	3,191	3,663	10,229	11,420
	140,392	279,855	511,226	904,724
Operating income (loss)	1,345	(74,432)	(32,240)	(223,212)
Other (expense) income
Interest expense, net	(24,324)	(33,278)	(78,940)	(91,245)
Interest income	1,887	19,012	8,866	35,956
Foreign currency transaction (losses) gains, net	(12,238)	14,174	(60,092)	12,197
Other expense, net	(16,391)	(10,964)	(25,972)	(5,104)
	(51,066)	(11,056)	(156,138)	(48,196)
Loss from continuing operations before income tax benefit	(49,721)	(85,488)	(188,378)	(271,408)
Income tax benefit	—	—	—	5,778
Net loss from continuing operations	(49,721)	(85,488)	(188,378)	(265,630)
(Loss) income from discontinued operations, net of income taxes	(163)	(92)	(2,946)	2,567
Net loss	(49,884)	(85,580)	(191,324)	(263,063)
Net loss attributable to noncontrolling interest	(8,866)	(24,622)	(47,965)	(24,622)
Net loss attributable to NII Holdings	$(41,018)	$(60,958)	$(143,359)	$(238,441)

Net loss from continuing operations per common share, basic and diluted	$(0.50)	$(0.85)	$(1.88)	$(2.65)
Net (loss) income from discontinued operations per common share, basic and diluted	—	—	(0.03)	0.03
Net loss attributable to NII Holdings per common share, basic and diluted	$(0.50)	$(0.85)	$(1.91)	$(2.62)

Weighted average number of common shares outstanding, basic and diluted	100,592	100,383	100,458	100,314

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$7,386	$(9,516)	$45,453	$(4,698)
Other comprehensive income (loss)	7,386	(9,516)	45,453	(4,698)
Net loss attributable to NII Holdings	(41,018)	(60,958)	(143,359)	(238,441)
Total comprehensive loss	$(33,632)	$(70,474)	$(97,906)	$(243,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2017	100,384	$100	$2,139,299	$(2,127,876)	$(47,266)	$(35,743)	$(75,445)	$(111,188)
Net loss	—	—	—	(143,359)	—	(143,359)	(47,965)	(191,324)
Other comprehensive income	—	—	—	—	45,453	45,453	19,278	64,731
Share-based compensation activity	360	1	1,780	—	—	1,781	286	2,067
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Balance, September 30, 2018	100,744	$101	$2,141,079	$(2,237,135)	$(1,813)	$(97,768)	$(89,243)	$(187,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cash flows from operating activities:
Net loss	$(191,324)	$(263,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	2,946	(2,567)
Amortization of debt discounts (premiums) and financing costs	1,788	(1,139)
Depreciation and amortization	21,855	28,451
Provision for losses on accounts receivable	27,256	63,527
Foreign currency transaction losses (gains), net	60,092	(12,197)
Impairment charges and losses on disposals of fixed assets	1,610	63,274
Share-based payment expense	2,775	3,951
Loss on derivative instruments	11,739	16
Other, net	(2,086)	(2,181)
Change in assets and liabilities:
Accounts receivable	(37,350)	(31,859)
Prepaid value-added taxes	1,092	13,985
Handset and accessory inventory	36	4,554
Prepaid expenses and other	(29,494)	8,709
Other long-term assets	(12,348)	(27,894)
Accrued value-added taxes	13,745	7,642
Other long-term liabilities	23,510	92,273
Accounts payable, accrued expenses, deferred revenues and other	7,273	(8,139)
Net cash used in operating activities	(96,885)	(62,657)
Cash flows from investing activities:
Capital expenditures	(45,357)	(52,068)
Purchases of investments	(641,082)	(494,975)
Proceeds from sales of investments	604,320	548,265
Change in deposits, net	43,341	28,127
Other, net	(3,689)	(1,089)
Total investing cash (used in) provided by continuing operations	(42,467)	28,260
Total investing cash used in discontinued operations	(3,953)	(117)
Net cash (used in) provided by investing activities	(46,420)	28,143
Cash flows from financing activities:
Gross proceeds from issuance of convertible notes	115,000	—
Proceeds from minority interest investment	—	50,000
Repayments under equipment financing facility and local bank loans	(1,421)	(85,915)
Repayments under capital leases and other	(4,413)	(5,334)
Payments of debt financing costs	(9,299)	—
Net cash provided by (used in) financing activities	99,867	(41,249)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,536)	543
Net decrease in cash, cash equivalents and restricted cash	(44,974)	(75,220)
Cash, cash equivalents and restricted cash, beginning of period	305,778	422,232
Cash, cash equivalents and restricted cash, end of period	$260,804	$347,012

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
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated financial statements and notes contained in our quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended September 30, 2018, we determined that two errors existed in our previously filed financial statements. Specifically, for both the three and nine months ended September 30, 2017, service and other revenues were understated by $0.6 million, cost of handsets and accessories was overstated by $2.8 million, impairment, restructuring and other charges, net was overstated by $4.3 million and depreciation was overstated by $1.2 million. These errors were the result of improperly recording expenses for certain non-income based tax credits and restructuring charges for certain transmitter and receiver sites. We evaluated these errors in accordance with the Securities and Exchange Commission's, or the SEC's, authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we determined that the impact of these errors on our prior period consolidated financial statements is immaterial. However, since the correction of these errors in the third quarter of 2018 could have been considered material to our results of operations for the three months ended September 30, 2018 and may be material to our results of operations for the year ending December 31, 2018, we revised our prior period financial statements to correct these errors herein.
As a result of the correction of these errors, as of December 31, 2017, prepaid expenses and other increased $9.6 million, intangible assets, net decreased $2.9 million, other assets increased $1.8 million, other long-term liabilities decreased $2.3 million, accumulated deficit decreased $7.9 million, accumulated other comprehensive loss increased $0.3 million and noncontrolling interest increased $3.2 million.
For both the three and nine months ended September 30, 2017, the correction of these errors resulted in an $8.9 million decrease in operating loss, loss from continuing operations and net loss, a $2.7 million decrease in net loss attributable to noncontrolling interest and a $6.2 million decrease in net loss attributable to NII Holdings. In addition, for both the three and nine months ended September 30, 2017, the correction of these errors resulted in a $0.09 decrease in both net loss from continuing operations per basic and diluted common share and net loss attributable to NII Holdings per basic and diluted common share. The impact of the correction of these errors on each of these line items in our condensed consolidated financial statements for the three months ended March 31, 2018 and for the three and six months ended June 30, 2018 was immaterial.
Minority Investment. On June 5, 2017, we and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of ours and ice group, entered into an investment agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed the sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings B.V., to AI Media Holdings (NMT) LLC (90%), or Access Industries, and Bridford Music Holdings B.V. (10%). Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," or Accounting Standards Codification 842, which we refer to as ASC 842. ASC 842 replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASC 842 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding "right-of-use" assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. The new standard allows us to make an accounting policy election not to recognize lease assets and liabilities on the balance sheet for leases with a term of 12 months or less. In transition, lessees have the option to recognize and measure leases either at the beginning of the earliest period presented or at the beginning of the period of adoption using a modified retrospective approach. We expect to adopt ASC 842 on January 1, 2019 utilizing the modified retrospective approach. The modified retrospective approach includes a package of optional practical expedients that we plan to elect to apply. Upon adoption, we currently expect to record a material amount of lease liabilities and provide significant new disclosures regarding our leasing activities as required. We are continuing to evaluate the additional effects this standard will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which we refer to as ASC 606. This new pronouncement provides us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. We implemented ASC 606 on January 1, 2018 using the modified retrospective method. We did not retroactively adjust prior periods. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application, and we will continue to disclose the results under both the new and old standards for the remainder of the first year after adoption. See Note 2 for more information regarding the adoption of ASC 606.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Remaining Performance Obligations. As of September 30, 2018, we have $270.6 million of remaining performance obligations under open service contracts. For these service contracts, we expect to recognize $259.8 million in operating revenues in the period from October 1, 2018 through September 30, 2019 and $10.8 million thereafter.

Contract Assets and Liabilities. Contract assets primarily relate to the remaining portion of Nextel Brazil's future service billings allocated to handsets and recognized into revenue upon handset delivery at the inception of the contract. As of September 30, 2018 and January 1, 2018, Nextel Brazil had $4.4 million and $5.5 million in total contract assets, respectively, $3.8 million and $4.5 million of which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheets for these periods. We transfer contract assets to receivables when Nextel Brazil's right to bill becomes unconditional.
Contract liabilities primarily relate to upfront fees for wireless services for which the services have not yet been provided. As of September 30, 2018 and January 1, 2018, Nextel Brazil had $2.3 million and $1.7 million in total contract liabilities, respectively, substantially all of which we classified as a component of accrued expenses and other in our condensed consolidated balance sheet.

The changes to both the contract asset and contract liability balances during the period, which include opening balances amortized into revenue, were not significant.

Cost to Obtain Contracts with Customers. We recognize an asset for the incremental costs of obtaining a contract with a customer. These costs include commissions and related costs for sales employees of Nextel Brazil, and commissions payable to our third party distribution channel partners. We amortize these types of costs ratably using the portfolio approach over the estimated customer relationship period, which includes expected future contract renewals. Under the previous accounting standard, we expensed commissions as incurred. As of September 30, 2018 and January 1, 2018, Nextel Brazil had $36.6 million and $42.8 million of deferred costs, respectively, related to expenses required to obtain a contract. Of these total deferred costs, as of September 30, 2018 and January 1, 2018, we recorded $20.7 million and $16.3 million, respectively, as a component of prepaid expenses and other and the remaining $15.9 million and $26.5 million, respectively, as a component of other assets in our condensed consolidated balance sheet. In addition, Nextel Brazil recorded $3.3 million and $11.7 million, respectively, in total commissions expense during the three and nine months ended September 30, 2018 as a component of selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss.

Adoption Impact. Following is a comparison of our reported results of operations for the three and nine months ended September 30, 2018 compared to amounts that we would have reported had we not adopted ASC 606 (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018
	As Reported With ASC 606	Without ASC 606	Impact
Operating revenues
Service and other revenues	$138,596	$142,753	$(4,157)
Handset and accessory revenues	3,141	4,268	(1,127)
	141,737	147,021	(5,284)
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	61,634	61,634	—
Cost of handsets and accessories	3,452	3,452	—
Selling, general and administrative	68,503	72,568	(4,065)
Impairment, restructuring and other benefits, net	(2)	(2)	—
Depreciation	3,614	3,614	—
Amortization	3,191	3,191	—
	140,392	144,457	(4,065)
Operating income	$1,345	$2,564	$(1,219)
Net loss	$(49,884)	$(48,665)	$(1,219)

	Nine Months Ended September 30, 2018
	As Reported With ASC 606	Without ASC 606	Impact
Operating revenues
Service and other revenues	$465,603	$479,541	$(13,938)
Handset and accessory revenues	13,383	12,130	1,253
	478,986	491,671	(12,685)
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	220,295	220,295	—
Cost of handsets and accessories	19,532	19,532	—
Selling, general and administrative	235,474	249,942	(14,468)
Impairment, restructuring and other charges, net	14,070	14,070	—
Depreciation	11,626	11,626	—
Amortization	10,229	10,229	—
	511,226	525,694	(14,468)
Operating loss	$(32,240)	$(34,023)	$1,783
Net loss	$(191,324)	$(193,107)	$1,783

Without the adoption of ASC 606 on January 1, 2018, our basic and diluted net loss from continuing operations per common share would have improved by $0.01 for the three months ended September 30, 2018 and would have been $0.02 lower for the nine months ended September 30, 2018.

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
Restructuring Charges.

During the three and nine months ended September 30, 2018, Nextel Brazil recognized $11.9 million and $37.1 million in restructuring costs, respectively, the majority of which related to future lease costs for approximately 500 iDEN-related transmitter and receiver sites. In addition, during the three months ended September 30, 2018, Nextel Brazil reversed $9.4 million in previously accrued restructuring charges in connection with the determination that approximately 400 transmitter and receiver sites related to Nextel Brazil's radio access network, or RAN, sharing project will continue to be utilized.

In an effort to further reduce costs, in the first quarter of 2018, Nextel Brazil entered into arrangements with certain of its tower lessors for the right to exchange approximately 600 unused transmitter and receiver sites for other sites. During the first quarter of 2018, we identified approximately 250 transmitter and receiver sites that we plan to exchange pursuant to these arrangements, 200 of which were completed during the second quarter of 2018. As a result, Nextel Brazil reversed $13.7 million in previously accrued restructuring charges in the first quarter of 2018. During the third quarter of 2018, we identified approximately 110 additional transmitter and receiver sites that we plan to exchange pursuant to these arrangements and reversed $3.6 million in previously accrued restructuring charges in the third quarter of 2018.

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

During the third quarter of 2017, as a result of a change in the scope of Nextel Brazil's RAN sharing implementation, Nextel Brazil determined that RAN sharing would no longer be utilized for approximately 700 transmitter and receiver sites. As a result, Nextel Brazil recognized $29.9 million in restructuring costs, of which $15.0 million relates to the present value of future payments to which Nextel Brazil was committed and the remainder relates to the impairment of certain prepayments and other deferred costs attributable to these transmitter and receiver sites.

Total impairment, restructuring and other (benefits) charges, net for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Brazil	$(2)	$34,512	$13,718	$160,143
Corporate	—	282	352	825
Total impairment, restructuring and other (benefits) charges, net	$(2)	$34,794	$14,070	$160,968

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2017	$107,306
Restructuring charges, net	10,021
Cash payments and other	(29,379)
Foreign currency translation adjustment	(16,805)
Balance, September 30, 2018	$71,143

Note 4.	Supplemental Financial Statement Information

Restricted Cash.

In November 2016, the FASB issued ASU 2016-18, which requires condensed consolidated statements of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to the change in cash and cash equivalents as previously required. We adopted this ASU on January 1, 2018. As a result of this adoption, the cash and cash equivalents balances in our condensed consolidated statements of cash flows now include restricted cash of $108.1 million as of September 30, 2018, $111.9 million as of December 31, 2017, $112.3 million as of September 30, 2017 and $164.9 million as of December 31, 2016. Our restricted cash relates to cash held in escrow in connection with the sale of Nextel Mexico and certain judicial deposits of cash in Brazil related to litigation involving tax and other matters. A reconciliation from cash and cash equivalents as presented in our condensed consolidated balance sheets to cash, cash equivalents and restricted cash as reported in our condensed consolidated statements of cash flows is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$152,712	$193,888
Cash in escrow (included in prepaid expenses and other)	106,071	110,024
Other (included in other assets)	2,021	1,866
Cash, cash equivalents and restricted cash	$260,804	$305,778

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash in escrow	$106,071	$110,024
Brazil judicial deposits	52,755	43,648
Value-added taxes	22,941	37,191
Cash collateral related to performance bonds	578	50,340
Other prepaid expenses	31,270	14,231
Other current assets	21,150	8,583
	$234,765	$264,017

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
During the three and nine months ended September 30, 2018 and 2017, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Land	$404	$489
Building and leasehold improvements	629	935
Network equipment, communication towers and network software	95,307	82,493
Software, office equipment, furniture and fixtures and other	26,806	22,498
Less: Accumulated depreciation and amortization	(21,497)	(11,461)
	101,649	94,954
Construction in progress	19,944	22,308
	$121,593	$117,262

Intangible Assets, Net.
Our intangible assets include the following:

		September 30, 2018			December 31, 2017
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$163,444	$(9,316)	$154,128	$186,983	$(5,426)	$181,557
Customer relationships	4	12,641	(8,427)	4,214	15,300	(5,100)	10,200
		$176,085	$(17,743)	$158,342	$202,283	$(10,526)	$191,757
Based on the carrying amount of our intangible assets as of September 30, 2018 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2018	$13,287
2019	9,424
2020	6,615
2021	6,615
2022	6,615
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets.
The components of our other long-term assets are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Brazil judicial deposits	$99,590	$110,758
Cash collateral related to contingencies	49,576	55,027
Other	74,893	54,224
	$224,059	$220,009

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Contingencies	$64,554	$78,006
Network system and information technology expenses	49,077	48,702
Non-income based taxes	36,700	30,044
Payroll related items and commissions	24,016	32,613
License fees	18,013	17,501
Other	72,857	101,263
	$265,217	$308,129

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Non-current withholding taxes	$77,870	$67,356
Accrued lease terminations and other restructuring charges	61,799	90,128
Conversion option for convertible senior notes	53,503	—
Other	78,020	61,106
	$271,192	$218,590
In connection with the issuance of our convertible senior notes in August 2018, we have accounted for the embedded conversion feature separately from the notes and recorded a non-current derivative liability at its fair value on our condensed consolidated balance sheet. See Note 6 for more information regarding our convertible senior notes.
Accumulated Other Comprehensive Income (Loss). As of September 30, 2018 and December 31, 2017, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of September 30, 2018 and December 31, 2017, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$45,357	$52,068
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(4,669)	(21,968)
	$40,688	$30,100
We did not have any significant non-cash investing or financing activities during the nine months ended September 30, 2018 and 2017.
Revenue-Based Taxes.  Prior to the implementation of ASC 606, we recorded certain revenue-based taxes on a gross basis. For the three and nine months ended September 30, 2017, we recognized $6.0 million and $23.1 million, respectively, in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss. As a result of the adoption of ASC 606, we now record all revenue net of taxes collected from customers. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $3.4 million and $12.1 million, respectively, in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss during the three and nine months ended September 30, 2018.
Diluted Net Loss Per Common Share.  As presented for the three and nine months ended September 30, 2018 and 2017, our calculation of diluted net loss from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and does not include other potential common shares, including common shares resulting from the potential conversion of our convertible senior notes, common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans since their effect would have been antidilutive.
For the three and nine months ended September 30, 2018, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes because their effect would have been antidilutive. For the same periods, we did not include 3.5 million and 3.4 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and nine months ended September 30, 2018, we did not include 1.4 million and 0.7 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.
For the three and nine months ended September 30, 2017, we did not include 3.7 million and 3.5 million stock options, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and nine months ended September 30, 2017, we did not include 0.1 million and 0.3 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim, and in July 2018, we utilized $4.0 million of cash held in escrow to settle tax audits for the years 2010 and 2011 discussed below. As of September 30, 2018, $73.5 million of the cash held in escrow has been released to us and $106.1 million, which includes interest, remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

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

During July 2018, the tax audits related to Nextel Mexico's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010 and 2011, we have requested that New Cingular Wireless agree to the release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. This difference of interpretation could result in a delay of the release of the remaining amount of cash in escrow. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to these open audits in the future.

There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims.

Note 6.	Debt

The components of our debt are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Brazil equipment financing facility	$238,669	$242,883
Brazil bank loans	164,597	200,567
Brazil spectrum financing	100,794	122,044
Convertible senior notes	70,702	—
Brazil capital lease and tower financing obligations	70,325	90,213
Total debt	645,087	655,707
Less: current portion	(21,755)	(7,990)
	$623,332	$647,717

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Senior Notes. In August 2018, we privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2023, which we refer to as the convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, we issued a total of $115.0 million principal amount of convertible senior notes at par for total gross proceeds of $115.0 million. In connection with this issuance, we incurred total issuance costs of $5.2 million, $1.9 million of which we allocated to the conversion option and expensed immediately and the remainder of which we recorded as deferred financing costs. We are amortizing the $3.3 million in deferred financing costs into interest expense over the term of the convertible senior notes. Our convertible senior notes are senior unsecured obligations, will rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt and will be effectively junior in right of payment to all of our existing and future secured debt to the extent of the assets securing that debt. With certain exceptions, none of our subsidiaries will guarantee the convertible senior notes. As a result, the convertible senior notes will be structurally subordinated to all existing and future liabilities and obligations of our subsidiaries, except to the extent of any such guarantee.
The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due. In addition, and subject to specified exceptions, upon the occurrence of a fundamental change, the noteholders have the right to require us to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 160.9658 shares per $1,000 principal amount of notes, or 18,511,067 aggregate common shares, representing an initial conversion price of $6.21 per share, subject to adjustment in certain situations. The convertible senior notes are convertible, subject to adjustment, prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances:

•
during any calendar quarter commencing after September 30, 2018 if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $6.21 per share for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert their notes at any time, regardless of the aforementioned circumstances. We have the option to satisfy the conversion of the convertible senior notes in shares of our common stock, in cash or a combination of both. If certain corporate events occur prior to August 15, 2023, or if we deliver a notice of redemption, we will increase the conversion rate for a noteholder who elects to convert its notes in connection with such a corporate event.
The conversion feature embedded in the convertible senior notes meets the criteria of an embedded derivative in accordance with the FASB's authoritative guidance for derivatives. As a result, as of September 30, 2018, we have separated the value of the conversion feature from the notes and recorded the derivative liability at its fair value on our condensed consolidated balance sheet. As of September 30, 2018, we recorded the $53.5 million fair value of the derivative liability as a component of other long-term liabilities in our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Fair Value Measurements
Financial Instruments.
Available-for-Sale Securities.
As of September 30, 2018 and December 31, 2017, available-for-sale securities held by Nextel Brazil included $48.4 million and $16.7 million, respectively, in investment funds. These funds invest primarily in Brazilian government bonds and long-term bank certificates of deposit. During the three and nine months ended September 30, 2018 and 2017, we did not have any material unrealized gains or losses associated with these investments.
We account for our available-for-sale securities at fair value. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.
Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$238,669	$233,533	$242,883	$237,958
Brazil bank loans and other	164,597	100,358	200,567	144,312
Brazil spectrum financing	100,794	114,247	122,044	128,225
Convertible senior notes	70,702	73,296	—	—
	$574,762	$521,434	$565,494	$510,495
We estimated the fair value of our convertible senior notes, as well as Nextel Brazil's bank loans, equipment financing and spectrum financing utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, LIBOR, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider these fair value measurements to be Level 3 in the fair value hierarchy.
Conversion Option for Convertible Senior Notes.
We estimated the fair value of the conversion option embedded in the convertible senior notes using a binomial lattice model with daily nodes from the valuation date to the maturity date of the convertible senior notes. This model considered stock price, risk-free rates, credit spreads, dividend yields and expected volatility. We record gains or losses related to changes in the fair value of the conversion option derivative liability during the period. During the three months ended September 30, 2018, we recorded $11.7 million as a component of other expense, net, in our condensed consolidated statement of comprehensive loss related to the change in the fair value of the conversion option. We consider this fair value measurement to be Level 3 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Commitments and Contingencies

Brazil Roaming and RAN Sharing Commitments.

In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica Brazil, S.A., or Telefonica, to reduce the usage rates for its roaming traffic. Concurrently, Nextel Brazil entered into a 10-year radio access network, or RAN, sharing agreement with Telefonica, under which Telefonica will permit Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. These agreements require Nextel Brazil to meet certain commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. As of September 30, 2018, Nextel Brazil had 218 million Brazilian reais, or $54.5 million based on current foreign currency exchange rates, in remaining commitments related to its roaming agreement and 271 million Brazilian reais, or $67.6 million based on current foreign currency exchange rates, in remaining commitments related to its RAN sharing agreement.

Contingencies.

Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. In connection with these petitions, Nextel Brazil is regularly required to make a judicial guarantee through a deposit of cash to cover the amount in dispute in order to file and/or appeal claims. As of September 30, 2018 and December 31, 2017, Nextel Brazil also had contingencies related to certain consumer, contract and labor-related matters, some of which are secured by judicial guarantees. Even in cases where there is no probable loss, Nextel Brazil may in the future be subject to litigation involving tax and other matters requiring material judicial deposits of cash that will not be released until the pending matter is resolved.
As of September 30, 2018 and December 31, 2017, Nextel Brazil had accrued liabilities of $78.3 million and $81.2 million, respectively, related to contingencies, of which $7.5 million and $7.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $730.0 million as of September 30, 2018. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 9.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2017, we maintained full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2018 and subsequent years. We maintained this same valuation allowance position through the third quarter of 2018.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2018
Operating revenues	$141,737	$—	$141,737
Segment earnings (losses)	$12,749	$(4,601)	$8,148
Less:
Impairment, restructuring and other benefits, net			2
Depreciation and amortization			(6,805)
Foreign currency transaction losses, net			(12,238)
Interest expense and other, net			(38,828)
Loss from continuing operations before income tax benefit			$(49,721)
Capital expenditures	$17,583	$—	$17,583

Three Months Ended September 30, 2017
Operating revenues	$205,399	$24	$205,423
Segment losses	$(27,266)	$(6,281)	$(33,547)
Less:
Impairment, restructuring and other charges, net			(34,794)
Depreciation and amortization			(6,091)
Foreign currency transaction gains, net			14,174
Interest expense and other, net			(25,230)
Loss from continuing operations before income tax benefit			$(85,488)
Capital expenditures	$11,661	$—	$11,661

Nine Months Ended September 30, 2018
Operating revenues	$478,964	$22	$478,986
Segment earnings (losses)	$16,436	$(12,751)	$3,685
Less:
Impairment, restructuring and other charges, net			(14,070)
Depreciation and amortization			(21,855)
Foreign currency transaction losses, net			(60,092)
Interest expense and other, net			(96,046)
Loss from continuing operations before income tax benefit			$(188,378)
Capital expenditures	$40,688	$—	$40,688

Nine Months Ended September 30, 2017
Operating revenues	$681,429	$83	$681,512
Segment losses	$(11,813)	$(21,980)	$(33,793)
Less:
Impairment, restructuring and other charges, net			(160,968)
Depreciation and amortization			(28,451)
Foreign currency transaction gains, net			12,197
Interest expense and other, net			(60,393)
Loss from continuing operations before income tax benefit			$(271,408)
Capital expenditures	$30,100	$—	$30,100

September 30, 2018
Identifiable assets	$799,167	$240,421	$1,039,588
December 31, 2017
Identifiable assets	$965,919	$147,603	$1,113,522

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•
our consolidated financial condition as of September 30, 2018 and December 31, 2017 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2018 and 2017; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2017 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2017 annual report on Form 10-K, as well as "Part II — Other Information — Item 1A. Risk Factors" in our quarterly report on Form 10-Q for the three months ended June 30, 2018 for risks and uncertainties that may impact our future performance. We refer to our remaining operating company as Nextel Brazil.

Nextel Brazil Business Overview
We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our target market is attracted to the services and pricing plans we offer, as well as the quality of and data speeds provided by our network.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services;

•	application-based radio connection; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
In the last several years, Nextel Brazil experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some subscribers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018 when the iDEN network was shut down.

The majority of our subscribers purchase services from us by acquiring subscriber identity module, or SIM, cards from us and using these SIM cards in handsets that they acquire separately from other sources. As of September 30, 2018, Nextel Brazil had about 3.207 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
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

Recently, Brazil experienced one of the worst economic recessions in its history, characterized by years of negative wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These economic conditions and trends resulted in a decline in the amount of consumer disposable income that is available to purchase telecommunications services and negatively impacted Nextel Brazil's results of operations for recent prior years. Although recent data indicates that Brazil's economy is beginning to recover, the growth is slow with gradual improvements.
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
For the nine months ended September 30, 2018, our WCDMA subscriber turnover levels were lower than the same period last year, resulting in positive net WCDMA subscriber additions. We expect that, if we can continue to maintain similar turnover levels and grow our WCDMA subscriber base, we will be able to generate higher revenues in the future. We are also continuing to focus on opportunities to reduce operating expenses through operational improvements and cost reductions to preserve our liquidity. See “Liquidity and Capital Resources” and “Future Capital Needs and Resources” for more information. While we are focused on effectively managing our business, we are also considering potential strategic alternatives with third parties involving Nextel Brazil. There can be no assurances that any such transaction will materialize or result in value to our stockholders at or above our current or future trading market value.
Additionally, effective in January 2018, we entered into amendments to Nextel Brazil's equipment financing facility and two bank loans, which aligned the material financing terms in all three facilities. Among other changes, these amendments provide for the deferral of substantially all principal payments for the first 48 months from the date of effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness, and a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. Also, in August 2018, we issued a total of $115.0 million aggregate principal amount of 4.25% convertible senior notes due 2023 for total net proceeds of $109.8 million that will help to fund our operations.
Minority Investment. On June 5, 2017, we and ice group, an international telecommunications company operating primarily in Norway under the “ice.net” brand, along with certain affiliates of ours and ice group, entered into an investment agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S.à r.l., or Nextel Holdings, a newly formed subsidiary of NII that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed the sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings B.V., to AI Media Holdings (NMT) LLC (90%), or Access Industries, and Bridford Music Holdings B.V. (10%). Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

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
Other than these changes to our revenue recognition policy, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

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

	Three Months Ended September 30,		Actual Percent Change From Prior Year
	2018	2017
Brazilian real	3.96	3.16	(25)%

	Nine Months Ended September 30,		Actual Percent Change From Prior Year
	2018	2017
Brazilian real	3.61	3.17	(14)%

The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2017, as well as at the end of the first three quarters of 2018.

	2017				2018
	March	June	September	December	March	June	September
Brazilian real	3.13	3.31	3.17	3.31	3.32	3.86	4.00

The percentage amounts presented in the “Actual Change from Previous Year” and the “Constant Currency Change from Previous Year” columns in the tables below reflect the positive (better, or B,) or negative (worse, or W,) growth rates for each of the line items. In addition, to provide better transparency into Nextel Brazil's results of operations, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three and nine months ended September 30, 2017 to amounts that would have resulted if the average foreign currency exchange rate for the three and nine months ended September 30, 2017 was the same as the average foreign currency exchange rate that was in effect for the three and nine months ended September 30, 2018; and (ii) by comparing the constant currency financial measures for the three and nine months ended September 30, 2017 to the actual financial measures for the three and nine months ended September 30, 2018. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three and nine months ended September 30, 2017. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	September 30, 2018	September 30, 2017	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Three Months Ended
Brazil segment earnings (losses)	12,749	(27,266)	40,015	147%	158%
Corporate segment losses	(4,601)	(6,281)	1,680	27%	27%
Consolidated segment earnings (losses)	8,148	(33,547)	41,695	124%	129%
Impairment, restructuring and other benefits (charges), net	2	(34,794)	34,796	100%	100%
Depreciation and amortization	(6,805)	(6,091)	(714)	(12)%	(40)%
Operating income (loss)	1,345	(74,432)	75,777	102%	102%
Interest expense, net	(24,324)	(33,278)	8,954	27%	(6)%
Interest income	1,887	19,012	(17,125)	(90)%	(85)%
Foreign currency transaction (losses) gains, net	(12,238)	14,174	(26,412)	(186)%	(208)%
Other expense, net	(16,391)	(10,964)	(5,427)	(49)%	(87)%
Loss from continuing operations before income tax benefit	(49,721)	(85,488)	35,767	42%	27%
Income taxes	—	—	—	NM	NM
Net loss from continuing operations	(49,721)	(85,488)	35,767	42%	27%
Loss from discontinued operations, net of income taxes	(163)	(92)	(71)	(77)%	(77)%
Net loss	(49,884)	(85,580)	35,696	42%	27%
Net loss attributable to noncontrolling interest	(8,866)	(24,622)	15,756	64%	64%
Net loss attributable to NII Holdings	$(41,018)	$(60,958)	$19,940	33%	7%

Nine Months Ended
Brazil segment earnings (losses)	16,436	(11,813)	28,249	239%	258%
Corporate segment losses	(12,751)	(21,980)	9,229	42%	42%
Consolidated segment earnings (losses)	3,685	(33,793)	37,478	111%	111%
Impairment, restructuring and other charges, net	(14,070)	(160,968)	146,898	91%	90%
Depreciation and amortization	(21,855)	(28,451)	6,596	23%	12%
Operating loss	(32,240)	(223,212)	190,972	86%	84%
Interest expense, net	(78,940)	(91,245)	12,305	13%	(7)%
Interest income	8,866	35,956	(27,090)	(75)%	(71)%
Foreign currency transaction (losses) gains, net	(60,092)	12,197	(72,289)	NM	NM
Other expense, net	(25,972)	(5,104)	(20,868)	NM	NM
Loss from continuing operations before income tax benefit	(188,378)	(271,408)	83,030	31%	22%
Income tax benefit	—	5,778	(5,778)	(100)%	(100)%
Net loss from continuing operations	(188,378)	(265,630)	77,252	29%	20%
(Loss) income from discontinued operations, net of income taxes	(2,946)	2,567	(5,513)	(215)%	(215)%
Net loss	(191,324)	(263,063)	71,739	27%	18%
Net loss attributable to noncontrolling interest	(47,965)	(24,622)	(23,343)	(95)%	(95)%
Net loss attributable to NII Holdings	$(143,359)	$(238,441)	$95,082	40%	31%
_______________________________________
NM-Not Meaningful

We define segment earnings as operating loss before depreciation, amortization and impairment, restructuring and other charges. We recognized consolidated segment earnings of $8.1 million and $3.7 million during the three and nine months ended September 30, 2018 compared to consolidated segment losses of $33.5 million and $33.8 million during the same periods in 2017. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges, net

Consolidated impairment, restructuring and other charges, net recognized during the three and nine months ended September 30, 2018 primarily consisted of $11.9 million and $37.1 million, respectively, in restructuring costs, the majority of which related to future lease costs for approximately 500 iDEN-related transmitter and receiver sites. Consolidated impairment, restructuring and other charges, net for the three and nine months ended September 30, 2018 were partially offset by the reversal of $3.6 million and $17.3 million, respectively, in previously accrued restructuring charges related to approximately 360 transmitter and receiver sites that Nextel Brazil has identified as sites that it plans to exchange with certain of its tower lessors, as well as the reversal of $9.4 million in previously accrued restructuring charges in the third quarter of 2018 in connection with the determination that approximately 400 transmitter and receiver sites related to Nextel Brazil's radio access network, or RAN, sharing project will be utilized.

Consolidated impairment, restructuring and other charges recognized in the three and nine months ended September 30, 2017 included $29.9 million in restructuring costs related to a change in the scope of Nextel Brazil's RAN sharing implementation, as well as $9.2 million and $61.8 million in other restructuring costs, respectively, most of which related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business and $3.1 million and $7.0 million in other non-cash asset impairment charges, respectively, primarily related to the abandonment of certain transmitter and receiver sites that were no longer required in Nextel Brazil's business. Consolidated impairment, restructuring and other charges recognized in the nine months ended September 30, 2017 also included a $56.5 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values and $4.9 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil.

2.	Interest income

The $17.1 million, or 90%, and $27.1 million, or 75%, decreases in consolidated interest income from the three and nine months ended September 30, 2017 to the same periods in 2018 were mostly the result of the recognition of monetary corrections on certain tax credits in the third quarter of 2017.

3.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $12.2 million and $60.1 million recognized in the three and nine months ended September 30, 2018 were primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated equipment financing facility.

Consolidated foreign currency transaction gains of $14.2 million and $12.2 million recognized in the three and nine months ended September 30, 2017 were primarily the result of the impact of the appreciation in the value of the Brazilian real relative to the U.S. dollar during those periods on Nextel Brazil's U.S. dollar-denominated equipment financing facility.

b.    Nextel Brazil

	September 30, 2018	% of Nextel Brazil’s Operating Revenues	September 30, 2017	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Three Months Ended
Service and other revenues	$138,596	98%	$200,850	98%	$(62,254)	(31)%	(14)%
Handset and accessory revenues	3,141	2%	4,549	2%	(1,408)	(31)%	(14)%
Cost of handsets and accessories	(3,452)	(2)%	(8,736)	(4)%	5,284	60%	51%
Handset and accessory net subsidy	(311)	—	(4,187)	(2)%	3,876	93%	91%
Cost of service (exclusive of depreciation and amortization)	(61,634)	(44)%	(91,230)	(44)%	29,596	32%	15%
Selling and marketing expenses	(18,902)	(13)%	(28,275)	(14)%	9,373	33%	16%
General and administrative expenses	(45,000)	(32)%	(104,424)	(51)%	59,424	57%	46%
Segment earnings (losses)	$12,749	9%	$(27,266)	(13)%	$40,015	147%	158%

Nine Months Ended
Service and other revenues	$465,581	97%	$664,363	97%	$(198,782)	(30)%	(20)%
Handset and accessory revenues	13,383	3%	17,066	2%	(3,683)	(22)%	(11)%
Cost of handsets and accessories	(19,532)	(4)%	(30,443)	(4)%	10,911	36%	27%
Handset and accessory net subsidy	(6,149)	(1)%	(13,377)	(2)%	7,228	54%	48%
Cost of service (exclusive of depreciation and amortization)	(220,295)	(46)%	(281,780)	(41)%	61,485	22%	11%
Selling and marketing expenses	(55,628)	(12)%	(78,843)	(12)%	23,215	29%	20%
General and administrative expenses	(167,073)	(35)%	(302,176)	(44)%	135,103	45%	37%
Segment earnings (losses)	$16,436	3%	$(11,813)	(2)%	$28,249	239%	258%
The average value of the Brazilian real depreciated relative to the U.S. dollar during the three and nine months ended September 30, 2018 by 25% and 14% compared to the average value that prevailed during the three and nine months ended September 30, 2017. As a result, the components of Nextel Brazil's results of operations for the three and nine months ended September 30, 2018, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2017 and for the first three quarters of 2018. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
	(subscribers in thousands)
WCDMA subscriber units	2,815.2	2,874.6	2,864.8	2,845.8	2,896.1	3,023.8	3,121.0
iDEN subscriber units	822.7	686.3	563.3	449.7	349.6	230.4	—
Total subscriber units in commercial service — beginning of period	3,637.9	3,560.9	3,428.1	3,295.5	3,245.7	3,254.2	3,121.0

WCDMA net subscriber additions (losses)	38.4	(29.3)	(32.3)	26.8	92.9	65.7	85.7
iDEN net subscriber losses	(115.4)	(103.5)	(100.3)	(76.6)	(84.4)	(198.9)	—
Total net subscriber (losses) additions	(77.0)	(132.8)	(132.6)	(49.8)	8.5	(133.2)	85.7

Migrations from iDEN to WCDMA	21.0	19.5	13.3	23.5	34.8	31.5	—

WCDMA subscriber units	2,874.6	2,864.8	2,845.8	2,896.1	3,023.8	3,121.0	3,206.7
iDEN subscriber units	686.3	563.3	449.7	349.6	230.4	—	—
Total subscriber units in commercial service — end of period	3,560.9	3,428.1	3,295.5	3,245.7	3,254.2	3,121.0	3,206.7

WCDMA subscriber turnover	3.23%	3.53%	4.04%	3.47%	2.37%	2.75%	2.68%
iDEN subscriber turnover	5.52%	5.88%	6.89%	6.36%	9.67%	NM	—
Total subscriber turnover	3.71%	3.95%	4.47%	3.83%	3.02%	4.68%	2.68%
_______________________________________
NM-Not Meaningful
Over the last several years, Nextel Brazil experienced high subscriber turnover on its iDEN network, and in September 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some customers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018 when the iDEN network was shut down. Although Nextel Brazil did not have any significant non-recurring cash expenditures associated with its iDEN network shutdown, Nextel Brazil will continue to incur rent expenses related to certain iDEN transmitter and receiver sites subsequent to their shutdown until these leases end.

In August 2017, Nextel Brazil began offering unlimited voice rate plans on its WCDMA network in response to the increasingly competitive environment. As a result of its efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty and improve collections, Nextel Brazil's WCDMA subscriber turnover began declining in the fourth quarter of 2017 and decreased further in the first quarter of 2018 before stabilizing at a slightly higher level in the second and third quarters of 2018.

The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2017, as well as for the first three quarters of 2018, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Total service ARPU (US$)	21	19	19	18	17	15	14
WCDMA service ARPU (US$)	22	20	19	18	18	15	14
iDEN service ARPU (US$)	17	15	15	14	12	8	—

Total service ARPU (BR)	65	62	59	57	56	54	56
WCDMA service ARPU (BR)	68	65	61	58	58	55	56
iDEN service ARPU (BR)	54	49	47	47	38	26	—
During the first half of 2017, Nextel Brazil's WCDMA service ARPU in Brazilian reais decreased as a result of a higher volume of discounts to retain existing customers and slightly lower loading ARPU in an effort to attract new customers. Nextel Brazil's WCDMA service ARPU in Brazilian reais continued to decrease in the second half of 2017 due primarily to price deterioration in the overall wireless market and new types of unlimited rate plans that were introduced in response to the competitive environment. These types of plans exclude many of the usage-based fees that Nextel Brazil charged in previous quarters, which resulted in less revenue per customer.
Overall market pricing in Brazil has been declining over time and continued to put pressure on Nextel Brazil's WCDMA service ARPU in 2018. In addition, a higher proportion of new subscribers have selected entry level plans, resulting in a decrease in WCDMA service ARPU during the second quarter of 2018. Nextel Brazil's WCDMA service ARPU increased slightly in local currency in the third quarter of 2018 as a result of an annual inflationary-based price increase. Although Nextel Brazil is promoting the migration of certain of its customers to upgraded rate plans in an effort to stabilize its WCDMA service ARPU, the trends Nextel Brazil has recently experienced could continue to apply downward pressure to WCDMA service ARPU in the future.
Results Overview
Nextel Brazil's WCDMA operating revenues were $141.7 million and $463.5 million in the three and nine months ended September 30, 2018, respectively, and $176.1 million and $557.3 million in the three and nine months ended September 30, 2017, respectively. Nextel Brazil did not have any iDEN operating revenues in the three months ended September 30, 2018 due to the shutdown of the iDEN network at the end of the second quarter of 2018. Nextel Brazil's iDEN operating revenues were $15.5 million in the nine months ended September 30, 2018 and $29.3 million and $124.2 million in the three and nine months ended September 30, 2017, respectively. Nextel Brazil's segment earnings increased $40.0 million, or 147%, and $28.2 million, or 239%, on a reported basis, and 158% and 258% on a constant currency basis, during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily as a result of cost reductions, partially offset by lower revenues.

1.	Service and other revenues

Service and other revenues decreased $62.3 million, or 31%, and $198.8 million, or 30%, on a reported basis, and 14% and 20% on a constant currency basis, during the three and nine months ended September 30, 2018 compared to the same periods in 2017 as a result of the decline in Nextel Brazil's iDEN subscriber base, as well as the decrease in service ARPU discussed above.

Nextel Brazil's WCDMA subscriber base grew 13% from 2.8 million subscribers at the end of the third quarter of 2017 to 3.2 million subscribers at the end of the third quarter of 2018. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 19% and 17% on a reported basis from the three and nine months ended September 30, 2017 to the same periods in 2018 and 6% on a constant currency basis from the nine months ended September 30, 2017 to the same period in 2018 due to a decrease in local currency WCDMA service ARPU. Nextel Brazil's WCDMA-based services and other revenues increased 1% on a constant currency basis from the three months ended September 30, 2017 to the same period in 2018 as a result of the 13% increase in its WCDMA subscriber base, partially offset by a decrease in WCDMA service ARPU.

Nextel Brazil's iDEN-based service and other revenues decreased $29.6 million, or 100%, and $105.7 million, or 87%, from the three and nine months ended September 30, 2017 to the same periods in 2018, or 100% and 85% on a constant currency basis, as a result of the completion of the shutdown of Nextel Brazil's iDEN network in May 2018.

Service and other revenues would have been $4.1 million and $13.9 million higher in the three and nine months ended September 30, 2018 without the implementation of ASC 606.

2.	Handset and accessory net subsidy

During the three and nine months ended September 30, 2018, approximately 93% and 94%, respectively, of Nextel Brazil's new WCDMA subscribers represented subscribers who utilized their existing handsets rather than purchasing a new handset from Nextel Brazil compared to 93% during the three and nine months ended September 30, 2017, resulting in relatively low levels of handset and accessory net subsidy.

3.	Cost of service

Cost of service decreased $29.6 million, or 32%, and $61.5 million, or 22%, on a reported basis during the three and nine months ended September 30, 2018 compared to the same periods in 2017. On a constant currency basis, Nextel Brazil's cost of service decreased 15% and 11% over the same periods mainly due to lower transmitter and receiver site rent and maintenance costs, the elimination of calls on Nextel Brazil's iDEN network and lower mobile termination rates.

4.	Selling and marketing expenses

Selling and marketing expenses decreased $9.4 million, or 33%, and $23.2 million, or 29%, on a reported basis, and 16% and 20% on a constant currency basis, during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to a shift to lower cost sales channels.

The adoption of ASC 606 resulted in the capitalization of both direct and indirect commissions beginning on January 1, 2018 compared to the expensing of these types of commissions during the three and nine months ended September 30, 2017. If we had not implemented ASC 606 on January 1, 2018, Nextel Brazil would have recognized an additional $0.7 million and $2.4 million in selling and marketing expenses during the three and nine months ended September 30, 2018. In addition, during the three and nine months ended September 30, 2018, Nextel Brazil recognized gains of $1.2 million and $4.4 million related to the utilization of certain non-income based tax credits that were expensed in prior periods because they were not expected to be realized.

5.	General and administrative expenses

General and administrative expenses decreased $59.4 million, or 57%, and $135.1 million, or 45%, on a reported basis, and 46% and 37% on a constant currency basis, during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily resulting from $13.2 million and $36.3 million decreases in bad debt expense resulting from lower overall levels of involuntary subscriber turnover compared to prior years and improvements in collections, lower payroll-related expenses and $10.1 million and $28.6 million decreases in customer care-related expenses. In addition, in connection with the implementation of ASC 606, we recognized revenue-based taxes on a net basis in 2018 rather than on a gross basis in 2017. If we had not implemented ASC 606 on January 1, 2018, Nextel Brazil would have recognized an additional $3.4 million and $12.1 million, respectively, in general and administrative expenses during the three and nine months ended September 30, 2018. During the nine months ended September 30, 2018, Nextel Brazil recognized gains of $2.9 related to the utilization of certain non-income based tax credits that were expensed in prior periods because they were not expected to be realized. We will continue to explore additional tax savings opportunities in future periods.

c.    Corporate

	September 30, 2018	September 30, 2017	Change from Previous Year
			Dollars	B(W) Change
	(dollars in thousands)
Three Months Ended
Service and other revenues	$—	$24	$(24)	(100)%
General and administrative expenses	(4,601)	(6,305)	1,704	27%
Segment losses	$(4,601)	$(6,281)	$1,680	27%

Nine Months Ended
Service and other revenues	$22	$83	$(61)	(73)%
General and administrative expenses	(12,773)	(22,063)	9,290	42%
Segment losses	$(12,751)	$(21,980)	$9,229	42%
Segment losses decreased $1.7 million, or 27%, and $9.2 million, or 42%, in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force, as well as lower rent expense and decreases in professional fees.

Liquidity and Capital Resources
As of September 30, 2018, we had working capital of $203.5 million, a $22.6 million decrease compared to working capital of $226.1 million as of December 31, 2017, due to cash used in our operations. Our working capital included $152.7 million in cash and cash equivalents, of which $1.6 million was held by Nextel Brazil in Brazilian reais, and $48.4 million in short-term investments, which was also held in Brazilian reais. As of September 30, 2018, we also had $106.1 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet.
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
In October 2017, Nextel Brazil entered into an amended and restated equipment financing facility and sixth amendments to its two bank loans with Brazilian lenders. In January 2018, we received final approval from the China Export and Credit Insurance Corporation, or Sinosure, for the amended and restated equipment financing facility, at which point all of these amendments became effective. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, loans under these agreements have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of March 2026 for Nextel Brazil's bank loans and February 2026 for Nextel Brazil's equipment financing facility. These amendments also provide for a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020.
In August 2018, we privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, we issued a total of $115.0 million principal amount of convertible senior notes at par for total net proceeds of $109.8 million. The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due.

Cash Flows

	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash, cash equivalents and restricted cash, beginning of period	$305,778	$422,232
Net cash used in operating activities	(96,885)	(62,657)
Net cash (used in) provided by investing activities	(46,420)	28,143
Net cash provided by (used in) financing activities	99,867	(41,249)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,536)	543
Cash, cash equivalents and restricted cash, end of period	$260,804	$347,012

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $96.9 million and $62.7 million of cash in our operating activities during the nine months ended September 30, 2018 and 2017 primarily to fund operating losses and working capital and to make interest payments under Nextel Brazil's equipment financing and bank loans. We expect that our cash flow from operations will continue to be negative through at least 2018.

We used $46.4 million of cash in our investing activities during the nine months ended September 30, 2018, primarily due to $36.8 million in net purchases of short-term investments in Brazil and $45.4 million in cash capital expenditures, partially offset by a $43.3 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil. Our investing activities provided us with $28.1 million of cash during the nine months ended September 30, 2017 primarily due to $31.3 million of net cash returned to us from the release of performance bonds and $53.3 million in net proceeds received from maturities of our short-term investments in Brazil, partially offset by $52.1 million in cash capital expenditures.

Our financing activities provided us with $99.9 million of cash during the nine months ended September 30, 2018, primarily due to $115.0 million in gross proceeds that we received in connection with the issuance of our convertible senior notes in August 2018, partially offset by the payment of $5.2 million in debt financing costs related to the issuance of our convertible senior notes and the payment of $4.1 million in debt financing costs related to the amendments to Nextel Brazil's equipment financing facility and bank loans. We used $41.2 million of cash in our financing activities during the nine months ended September 30, 2017 primarily due to $48.9 million in semi-annual principal payments under Nextel Brazil's equipment financing facility and $36.5 million in principal payments under its bank loans, partially offset by $50.0 million in cash we received in connection with a minority investment made by ice group, now with Access Industries.

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

Other than the issuance of the convertible senior notes in August 2018 discussed below, there were no material changes to our total contractual obligations during the nine months ended September 30, 2018 as described in our annual report on Form 10-K for the year ended December 31, 2017.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $40.7 million and $30.1 million for the nine months ended September 30, 2018 and 2017, respectively. We expect our capital expenditures for 2018 to be slightly higher than the levels experienced in 2017. In addition, we expect to continue our efforts to conserve our cash resources while simultaneously meeting the capacity needs of our network. Our capital spending and related expenses are expected to be driven by several factors, including:

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
Future Outlook.  As of September 30, 2018, our consolidated sources of funding included $201.1 million in cash and short-term investments and $106.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico.
As a result of the amendments to Nextel Brazil's bank loans and equipment financing facility, as well as the issuance of our convertible senior notes, our liquidity forecast has substantially improved, and based on our business plan, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our business for the next several years. Our business plan is based on a number of assumptions, including assumptions that we will maintain subscriber turnover levels that are similar to those we have experienced in 2018 to date. In addition, our business plan currently assumes that we will recover substantially all of the amount held in escrow in a timely manner. During July 2018, the tax audits related to Nextel Mexico's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. As a result, we have requested that New Cingular Wireless agree to the release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. This difference of interpretation could result in a delay of the release of the remaining amount of cash in escrow. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to these open audits in the future.
If our actual results of operations differ from our business plan and/or the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount or is delayed for a significant period of time, our business could be negatively impacted. Also, while we are focused on effectively managing our business, we are considering potential strategic alternatives with third parties involving Nextel Brazil. There can be no assurances that any such transaction will materialize or result in value to our stockholders at or above our current or future trading market value.

In making the assessment of our funding needs and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	restricted cash currently held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico;

•	expected cash flows from our operations in Brazil;

•	the timing of spectrum payments, including ongoing fees for spectrum use;

•	our anticipated level of capital expenditures;

•	our scheduled debt service obligations;

•	our other contractual obligations;

•	potential incremental investments by Access Industries; and

•	cash income and other taxes.
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

Effect of New and Recently Adopted Accounting Standards
See Note 1 to our condensed consolidated financial statements for disclosures concerning new and recently adopted accounting standards.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain subscribers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the timely resolution of claims and receipt of proceeds from the sale of Nextel Mexico held in escrow;

•	risks associated with our partnership with Access Industries;

•	general economic conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

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

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2017, as well as Part II — Other Information — Item 1A. "Risk Factors" in our quarterly report on Form 10-Q for the three months ended June 30, 2018 and, from time to time, in our other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In August 2018, we privately placed $115.0 million aggregate principal amount of 4.25% convertible senior notes due 2023 at par for total gross proceeds of $115.0 million. The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due. Other than the issuance of the convertible senior notes, during the nine months ended September 30, 2018, there were no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2017.

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
As of September 30, 2018, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2017.
Our remediation efforts related to this material weakness are ongoing. During 2018, we hired several additional experienced accounting resources in Nextel Brazil and continued to implement and improve processes and controls. Due in part to these initiatives, we identified errors that were the result of improperly recording expenses for certain non-income based tax credits and restructuring charges for certain transmitter and receiver sites. We are continuing to implement and improve controls in these and other process areas. We remain committed to dedicating the resources necessary to ensure sustained effective control design and operation, and will continue to work to ensure we maintain sufficient experienced resources, automate processes such as lease accounting, and monitor risks related to new accounting requirements or changes that could place an unmanageable strain on our resources.
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

(c) Issuer Purchases of Equity Securities. The following table presents information related to repurchases of our common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2018 — July 31, 2018	—	(1)	$—	—
August 1, 2018 — August 31, 2018	114,571	(1)	5.47	114,571
September 1, 2018 — September 30, 2018	—	(1)	—	—
Total	114,571	(1)	5.47	114,571	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
4.1	Indenture, dated as of August 14, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	4.1	08/14/18
4.2	Form of 4.25% Convertible Senior Note due 2023 (included as Exhibit A in Exhibit 4.1).	8-K	4.2	08/14/18
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
*

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: November 8, 2018