Form 10-K
period 2018-12-31
NII HOLDINGS INC
filed 2019-03-18
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37488
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
12110 Sunset Hills Road, Suite 600 Reston, Virginia (Address of principal executive offices)	20190 (Zip Code)
(703) 390-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $287,996,358
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 11, 2019
Common Stock, $0.001 par value per share	101,377,968
Documents Incorporated By Reference
Portions of the registrant's proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

Corporate History

We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc., or Nextel Communications, in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Our principal executive office is located at 12110 Sunset Hills Road, Suite 600, Reston, Virginia 20190. Our telephone number at that location is (703) 390-5100. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “NII,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We conduct substantially all of our business through our Brazilian operating company, Nextel Telecomunicações Ltda., which we refer to as Nextel Brazil. Nextel Brazil's operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and various other cities in Brazil.
Except as otherwise indicated, all amounts are expressed in United States, or U.S., dollars and references to “dollars” and “$” are to U.S. dollars. All historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP.

Proposed Sale of Nextel Brazil

On March 18, 2019, NII Holdings, Inc. and NII International Holdings S.à r.l., or NIIH, a wholly-owned subsidiary of NII, entered into a purchase agreement with América Móvil, S.A.B. de C.V., or AMX, and AI Brazil Holdings B.V., or AI Brazil Holdings, pursuant to which NII and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NII Brazil Holdings S.à r.l., or NIIBH, and such shares, together with any shares of NIIBH issued after the date of the purchase agreement, or the acquired equity interests, to AMX. We refer to this transaction as the Nextel Brazil transaction. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings S.à r.l., or Nextel Holdings, to NIIBH. We refer to this transaction as the AI Brazil Holdings transaction. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil.

Under the terms of the purchase agreement, AMX will acquire the acquired equity interests for an aggregate purchase price of $905.0 million on a debt free and cash free basis, subject to certain adjustments at closing, including reimbursement for capital expenditures and working capital investments made from March 1, 2019 to closing. AI Brazil Holdings will receive its pro rata share of the net purchase price plus the preferred return contemplated in the Amended and Restated Articles of Association of Nextel Holdings. AMX will place $30.0 million of the purchase price into an 18-month escrow account to secure NII’s indemnification obligations under the purchase agreement.

In addition, in connection with the Nextel Brazil transaction, NII and AI Brazil Holdings have entered into an agreement relating to the Nextel Brazil transaction that includes the resolution of a dispute regarding the investment of funds into Nextel Holdings from an escrow related to NII’s sale of its operations in Mexico, or the Mexico escrow, pursuant to which the parties have agreed that AI Brazil Holdings will receive, after the closing of the Nextel Brazil transaction, the first $10.0 million recovered from the Mexico escrow followed by 6% of the value of additional funds recovered from the Mexico escrow, in both cases, if and when funds are released. NII has also agreed to indemnify AI Brazil Holdings for damages that may arise from certain tax contingencies, transaction expenses, transaction-related litigation and other matters in connection with its participation in the Nextel Brazil transaction.

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including approval of the stockholders of NII, receipt of required regulatory and antitrust approvals, and either an amendment eliminating the obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII’s indenture with respect to our 4.25% convertible senior notes due 2023.

The purchase agreement includes certain termination rights for each party and provides that, in specified circumstances, NII is required to pay a termination fee of $25.0 million. In the event that the purchase agreement is terminated because NII’s stockholders fail to approve the Nextel Brazil transaction, NII is obligated to reimburse AMX for its documented out-of-pocket expenses incurred in connection with the purchase agreement and the transactions contemplated thereby, up to $2.0 million.

The purchase agreement contains customary representations, warranties and covenants made by NII, NIIH, AMX and AI Brazil Holdings. Among other things, NIIH has agreed to conduct NIIBH’s, and each of its subsidiaries’, business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the proposed sale of Nextel Brazil, NII’s Board of Directors has approved a plan to dissolve and wind up its headquarters upon the completion of this transaction, which is also subject to approval by NII’s stockholders.
Minority Investment

On June 5, 2017, the Company and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of the Company and ice group, entered into an investment agreement and a shareholders agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of the Company that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed the sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its current ownership level. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

The investment agreement provided for, after ice group’s initial investment, the Company's contribution of proceeds arising from the release of funds deposited in escrow in connection with the sale of our Mexican operations through a 115 account, which is a contribution without the issuance of additional equity. See Note 6 for more information regarding escrowed funds. Management does not believe that this requirement survives the termination of the investment agreement and intends for all future contributions by the Company to Nextel Holdings to be made through capital contributions with additional equity being issued to us. ice group and AI Brazil Holdings have notified the Company that they believe future escrow proceeds received by the Company from the escrow account must be contributed to Nextel Holdings through the 115 account without the issuance of equity, which would result in 30% of the disputed escrow being subject to AI Brazil Holdings' non-controlling interest. To the extent the Nextel Brazil transaction is not completed and the related settlement between us and AI Brazil Holdings is not consummated, AI Brazil Holdings’ non-controlling interest in future escrow proceeds received by the Company would remain in dispute.

Nextel Brazil Business Overview

We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our subscribers are attracted to the services and pricing plans we offer, the quality of and data speeds provided by our network and our dedicated customer service.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
Our original network utilized integrated digital enhanced network, or iDEN, technology to provide mobile services on our 800 megahertz, or MHz, spectrum holdings. During the last several years, Nextel Brazil experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some subscribers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018.
The majority of our subscribers purchase services from us by acquiring subscriber identity module, or SIM, cards from us and using these SIM cards in handsets that they acquire separately from other sources. As of December 31, 2018, Nextel Brazil had about 3.31 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.

Operating Strategy

Pending the completion of the sale of Nextel Brazil, we expect to continue to operate our business in the ordinary course. Our goal is to grow our subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. As discussed below, we have also been taking actions to reduce costs in our business to lower our spending and preserve our liquidity in the near term while improving our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

•	offering a unique and superior customer-centric experience, including a reliable and high quality wireless network and rate plan flexibility;

•
continuing to implement cost reduction strategies and reconfiguring our network architecture in order to lower cash costs per user, or CCPU, gain scale advantages, create an agile organization and improve overall profitability;

•	offering simple and valuable service plans that generate higher average revenue per user, or ARPU, and result in lower subscriber turnover; and

•	building on the strength of the unique positioning of the Nextel brand.
Our consolidated operating revenues declined by $250.0 million, or 29%, from 2017 to 2018, partially as a result of a $135.0 million decrease in iDEN-based operating revenues resulting from the wind down of Nextel Brazil's iDEN network in mid-2018. The remaining $115.0 million decrease in consolidated operating revenues was primarily the result of a 15% depreciation in the value of the Brazilian real relative to the U.S. dollar and an 11% decrease in WCDMA service ARPU in local currency driven by competitive pricing pressure, partially offset by higher operating revenues generated from a larger WCDMA subscriber base in 2018. While we were able to reduce our cost of revenues and selling, general and administrative expenses by 33% in 2018 to offset a portion of the decline in operating revenues, we generated a $41.9 million operating loss for the period, partially as a result of $18.9 million in net impairment, restructuring and other charges and $28.6 million in depreciation and amortization that we recognized in 2018. Due to improvements we made in our operations, our subscriber turnover levels were 96 basis points lower in 2018 than in 2017, resulting in 343,600 net WCDMA subscriber additions in 2018, which was a significant improvement from 3,600 net WCDMA subscriber additions in 2017.
In recent years, we have implemented changes in our business to better align our organization and costs with our operational and financial results and improve our customers' experience. These changes have included a transition to lower cost subscriber acquisition channels, initiatives to improve the rendering of services while reducing operating costs, including headcount reductions, and projects designed to gain operational and capital expenditure efficiencies in Brazil, all of which were intended to reduce costs while maintaining the support necessary to meet our subscribers' needs. We expect that, if we can continue to maintain customer turnover levels similar to those experienced in 2018 and grow our WCDMA subscriber base, we will be able to generate higher operating revenues in the future. We are also continuing to focus on opportunities to reduce operating expenses through operational improvements and cost reductions to preserve our liquidity.

Economic Environment
Recently, Brazil experienced one of the worst economic recessions in its history, characterized by years of negative wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These economic conditions and trends resulted in a decline in the amount of consumer disposable income available to purchase telecommunications services and negatively impacted Nextel Brazil's results of operations for recent prior years. Recent data indicates that Brazil's economy is beginning to recover, but to date, the growth has been slow with gradual improvements. According to reports issued by the International Monetary Fund, Brazil's gross domestic product, or GDP, improved by about 1% in each of 2017 and 2018, but unemployment rates reached the highest in decades at approximately 12% at the end of 2018. Real wages in Brazil fluctuated but grew slightly from 2017 to 2018. The foreign currency exchange rate in Brazil depreciated in value by almost 15% relative to the U.S. dollar during 2018.

Competitive Environment
We believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, speed of data access and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers and plans that provide more services and in many cases, unlimited calling, for lower rates than some of the plans we offer. Since the second half of 2017, Nextel Brazil has been offering unlimited voice rate plans on its WCDMA network and making other targeted efforts to promote customer loyalty and improve collections in response to the increasingly competitive environment.
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
In response to the aggressive nature of Brazil's competitive environment, as well as its recent economic climate, we have taken and are continuing to take the following actions:

•	offering flexible rate plans in order to meet our customers' individualized needs, including various unlimited voice rate plans at competitive prices;

•	taking advantage of our smaller company size and flexibility to aggressively market to certain customer segments;

•	providing a superior customer-centric experience that cultivates a long-term relationship with our customers;

•	continuing to implement cost reduction strategies and reconfiguring our network architecture to reduce CCPU;

•	streamlining distribution channels, including closing unprofitable retail stores; and

•	reviewing commission and subsidy strategies.
As a result of these and other initiatives, in 2018, Nextel Brazil had 1.32 million gross WCDMA subscriber additions, 343,600 net WCDMA subscriber additions and WCDMA subscriber turnover of 2.61%.

Our Networks and Wireless Technologies

We currently offer services supported by a network that utilizes WCDMA and LTE technology. WCDMA is a standards-based technology being deployed by wireless carriers throughout the world that provides service capabilities such as high speed internet access, increased network capacity and reduced costs for voice and data services when compared to previous technologies. LTE is a standard for wireless data transmission on mobile devices that increases capacity and speed using a different radio interface together with core network improvements.
In late 2010, Nextel Brazil participated in a series of spectrum auctions and was the successful bidder for 20 MHz of spectrum in the 1.9/2.1 gigahertz, or GHz, spectrum bands in 11 of the 13 auction lots covering approximately 98% of the Brazilian population for $714.4 million based on foreign currency exchange rates at the time. Nextel Brazil also successfully bid on 20 MHz of spectrum in the 1.8 GHz band in Rio de Janeiro, Minas Gerais and some states in the north and northeast regions of Brazil for a total bid price of approximately $121.7 million. Nextel Brazil is utilizing this 1.9/2.1 GHz spectrum to support its WCDMA network and is utilizing the 1.8 GHz spectrum to support its LTE-based network. The licenses relating to the spectrum won by Nextel Brazil in the auction were granted in June 2011 and have a term of 15 years. These licenses are renewable once for an additional 15-year period and require Nextel Brazil to meet specified network coverage construction requirements within specified timeframes. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455.0 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. Nextel Brazil currently offers LTE services in Rio de Janeiro and São Paulo. These services are automatically available to subscribers with an existing mobile plan and compatible smartphone at no additional cost.
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

Sales and Distribution

Our target customers include consumer market segments that value our attractive pricing plans, high quality network and our superior level of customer service, as well as the small, medium and large business markets that value our wireless services. We use a variety of distribution channels to reach our target customers, including direct sales representatives, indirect sales agents, retail stores and kiosks, and other subscriber-convenient sales channels such as online purchasing. Nextel Brazil is continuously optimizing its mix of sales channels to take into consideration the methods that best meet local subscriber preferences, most cost effectively sell and provide support to our different segments and facilitate our overall strategy of attracting and retaining subscribers in our targeted segments.
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
Our sales channels also include distribution through subscriber-convenient channels, including telesales and sales through our Nextel retail stores, shopping center kiosks and other locations. We have realigned these sales channels and locations and have also expanded our marketing through regional and national retailers with store kiosks and handset and prepaid card distribution offers. We also utilize our website as a marketing tool that allows subscribers to compare our various rate plans and research our suite of products and services, including handsets, accessories and special promotions. We use a digital platform and other online purchase tools as additional sales channels to allow subscribers to purchase our services directly without any interaction with a Nextel representative. Subscribers can purchase a SIM card at an accredited point of sale, install the SIM card on an Android or

iOS smartphone, download the application, and activate and change rate plans. In 2018, we also began offering an express delivery option that delivers a SIM card to our subscribers within a 4-hour window in order to allow for immediate activation of service.

Marketing

Since 2002, we have offered services under the Nextel brand under a trademark license agreement with Nextel Communications. As a result of our efforts, the Nextel brand is recognized in Brazil as standing for both quality of service and the customer support we provide. Our marketing strategy is focused on the availability of the broad range of services and features offered by our WCDMA and LTE networks that we believe appeals to a wide range of consumers. The positioning of our brand continues to focus on customers who are attracted to our services and our reputation for providing a high quality customer experience.

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

Employees

As of December 31, 2018, we had 2,640 employees, of which 2,626 were employees of Nextel Brazil. Nextel Brazil is a party to a legally mandated collective bargaining agreement that covers most of its employees and expires on August 31, 2019. NII Holdings is not a party to any collective bargaining agreement. We believe that the relationship between us and our employees, and between Nextel Brazil and its employees, is good.

Access to Public Filings and Board Committee Charters
We maintain an internet website at www.nii.com. Information contained on our website is not part of this annual report on Form 10-K. Our stockholders and the public may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, through the “investor relations” section of our website. This information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time. These reports may also be obtained directly from the SEC through its website at www.sec.gov.
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

Proposed Sale of Nextel Brazil

1.
Completion of the sale of Nextel Brazil is subject to certain conditions and if these conditions are not satisfied or waived, the sale will not be completed, and our business will be materially and adversely impacted.

The consummation of the sale of Nextel Brazil is subject to the satisfaction or waiver of various conditions, including the approval of our stockholders and Brazilian regulatory authorities. We cannot guarantee that the closing conditions set forth in the purchase agreement will be satisfied or that the sale of Nextel Brazil will be completed. If the sale of Nextel Brazil is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of the proposed sale, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers, vendors and employees;

•
we have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the stock purchase agreement, and we would have to recognize these expenses without realizing the expected benefits of the sale of Nextel Brazil;

•
the purchase agreement places certain restrictions on the conduct of our business prior to completion of the sale, which restrictions may prevent us from taking other potentially advantageous actions during the pendency of the transaction; and

•
matters relating to the proposed sale will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, our Board of Directors, in discharging its fiduciary obligations to our stockholders, may be required to evaluate other strategic alternatives that become available, which alternatives may not be as favorable to our stockholders as the currently proposed sale of Nextel Brazil. If the sale of Nextel Brazil is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

2.	We are subject to business uncertainties and contractual restrictions while the sale of Nextel Brazil is pending.

Uncertainty about the effect of the sale of Nextel Brazil on our employees and customers may have an adverse effect on us. The uncertainties may impair our ability to attract, retain and motivate key personnel until the sale is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the sale is pending, as certain employees may experience uncertainty about their future roles with America Movil. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate the Company's business in the ordinary course prior to closing.

3.	The proposed sale of Nextel Brazil may distract management of the Company from its other responsibilities.

The proposed sale of Nextel Brazil could cause our management to focus its time and energies on matters related to the proposed sale that otherwise would be directed to its business and operations. Any such distraction on the part of our management, if significant, could affect its ability to service existing business and develop new business and adversely affect our business and earnings.

4.	Our executive officers and directors have interests in the sale of Nextel Brazil that may be different from your interests as a stockholder of the Company.

Our stockholders should be aware that our directors and executive officers have certain interests in the sale of Nextel Brazil that may be different from or in addition to the interests of the Company’s stockholders generally. These interests, which arise from both contractual arrangements existing prior to the execution of the purchase agreement, include, among other things, acceleration of outstanding equity awards, potential severance benefits and other payments and rights to ongoing indemnification and insurance coverage for acts or omissions occurring prior to the sale. As a result of these interests, our directors and executive officers might be more likely to support and to vote in favor of the sale of Nextel Brazil and dissolution of the Company than if they did not have these interests. Our stockholders should consider whether these interests might have influenced these directors and executive officers to support or recommend adoption of the purchase agreement.

5.	We may be subject to litigation, which is costly and could divert our attention.

We may be subject to securities class action or other litigation in connection with the proposed sale of Nextel Brazil. Litigation against us related to the sale of Nextel Brazil could result in substantial costs and divert our management’s attention from closing the transaction or our day-to-day business and operations, which could harm our business, increase our expenses and decrease the amount available for distribution to our stockholders.

6.	We cannot assure you of the exact timing and amount of any distribution to our stockholders under a plan of liquidation and dissolution.

Following approval of our stockholders and the consummation of the sale of Nextel Brazil, we plan to begin the process of liquidation and dissolution of NII Holdings and its remaining subsidiaries. The liquidation and dissolution process is subject to numerous uncertainties, may fail to create value to our stockholders and may not result in any remaining capital for distribution to our stockholders.

If we proceed with a liquidation and dissolution of the Company, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. The precise nature and timing of any distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters and unanticipated or greater-than-expected expenses. Examples of uncertainties that could reduce the value of distributions to our stockholders include: unanticipated costs relating to the defense; satisfaction or settlement of existing or future lawsuits or other claims or threatened against us; delays in the release of escrowed proceeds from our sales of Nextel Mexico and Nextel Brazil and the ultimate amount released to us from such escrowed proceeds; and delays in the liquidation and dissolution of our subsidiaries, including our international subsidiaries due to our inability to settle claims or otherwise. In addition, as we wind down , we will continue to incur expenses from operations, such as operating costs, salaries, lease payments, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and offices expenses, which will reduce any amounts available for distribution to our stockholders. As a result, we cannot determine with certainty the amount or timing of distributions to our stockholders.

Risks Relating to Our Business and Results

7.
Because our free cash flow was negative, and is expected to continue to be negative, we will likely need to meet our obligations and fund our working capital with cash on hand and through the recovery of amounts held in escrow.

Our free cash flow was negative in 2016, 2017 and 2018, and based on our current plans, we expect our free cash flow to remain negative through at least 2019. Our current plans are based on a number of key assumptions relating to, among other things, our ability to manage our capital and operating expenses and to attract and retain customers. If any of our assumptions are not borne out or are otherwise not correct, our free cash flow could continue to be negative for an extended period of time. There can be no assurance that we will succeed in executing on our plans or that we will generate positive free cash flow in the future.
Our current consolidated sources of funding include our cash and short-term investments and cash held in escrow to secure our indemnification obligations in connection with the sale of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico. In addition, AI Brazil Holdings, our minority investor in Nextel Holdings, may fund up to 30% of the cash needs that arise at Nextel Holdings and its subsidiaries in order to maintain its current ownership in Nextel Holdings. Based on the challenging competitive environment in Brazil that we anticipate will continue, we expect that our cash flow from operations will continue to be negative in 2019. In addition, we expect that our capital expenditures for 2019 will be slightly higher than the levels experienced in 2018. As a result of the amendments to Nextel Brazil's bank loans and equipment financing that became effective in January 2018, as well as the issuance of our convertible senior notes in August 2018, our liquidity forecast has improved. However, our business plan is based on a number of assumptions, including assumptions regarding the recovery of the escrow, our ability to maintain subscriber turnover levels similar to those we experienced in 2018 and continued investments from AI Brazil Holdings. If the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount, or if we do not recover substantially all of our previously requested escrowed funds in 2019, we may need to alter our business plan or obtain additional funding. In addition, if our actual results of operations differ from our business plan or AI Brazil Holdings decides not to provide additional capital, our business may be negatively affected, which would require us to alter our business plan or obtain additional funding. If we are unable to obtain additional funding or successfully implement changes to our business plan as needed, we may be unable to settle our obligations as they come due.

8.	If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

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

In 2016 and 2017, our results of operations, including our operating revenues and operating cash flows, were negatively affected by a number of factors, including increased competitive pressure, high levels of customer turnover, the decline of our iDEN business and weak economic conditions in Brazil. These and other factors resulted in a reduction in our subscriber growth and revenues and had a significant negative impact on our results and our ability to grow our revenue base to a level sufficient to reach the scale required to generate positive operating income.

While our operating results improved in 2018, we believe that the wireless communications industry in Brazil has been and will continue to be characterized by intense competition on the basis of price; the types of services offered; variety, features and pricing of handsets; speed of data access; and quality of service. In recent years, the prices we have been able to charge for services in Brazil have declined as a result of intensified price competition, including the introduction by our competitors of aggressive pricing promotions, such as plans that allow shared minutes between groups of callers and even more aggressive pricing plans that provide more services for lower rates than the plans we offer. In August 2017, Nextel Brazil began offering unlimited voice rate plans in response to the increasingly competitive environment, which succeeded in reducing subscriber turnover in 2018 compared to 2017. However, this increased competition may affect our ability to attract and retain subscribers in the future, which could impact our ability to execute on our business plan and negatively impact our operating results.

a.
The wireless industry in Brazil is highly competitive, which could make it difficult for us to attract and retain customers. If we are unable to attract and retain customers, our financial performance will be impaired.

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

b.
Competition and technological changes in the market for wireless services, including competition driven by our competitors' deployment of LTE or other advanced technologies, could negatively affect our average revenue per subscriber, customer turnover, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability. If we do not keep pace with rapid technological changes or if we fail to offer new services in a manner that delivers a quality customer experience, we may not be able to attract and retain customers.

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

While we have deployed and are offering services on our WCDMA network in Brazil and are continuing to expand and supplement that network, including by offering services utilizing LTE technologies in São Paulo and Rio de Janeiro, our competitors in Brazil have launched nationwide new or upgraded networks that use WCDMA and/or LTE technology and offer services that use high speed data transmission capabilities, including internet access and video telephony. In addition, certain of our competitors have stated that they intend to deploy 5G in Brazil as early as 2021. These and other future technological advancements may enable competitors to offer features or services we cannot provide or exceed the quality of services we offer, thereby making our services less competitive. In addition, we may not be able to accurately predict technological trends or the success of new services in the market. If our services fail to gain acceptance in the marketplace in the near term, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could continue to be adversely affected.

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

Prior to 2018, we experienced higher customer turnover rates compared to earlier periods, which resulted primarily from the combined impact of a more intense competitive sales environment and our inability to meet competitive offers due to our size and the breadth and type of coverage we could offer, including, in particular, in connection with our iDEN-based services that had limited data capabilities, and a deterioration in economic conditions in Brazil. Nextel Brazil's subscriber turnover decreased in 2018 from the levels experienced in 2017 as a result of unlimited voice rate plan offerings and efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty and improve collections.

In addition, we have broadened our target market to include customers that have typically demonstrated a willingness to change service providers more frequently and began launching new types of portfolio plans in 2018 with additional data offerings for those customers who are changing service providers. These and other changes in our marketing strategies and the types of customers we target could have a negative impact on our customer turnover rate in the future. Subscriber losses adversely affect our business and results of operations because these losses result in lost revenues and cash flow, drive higher bad debt expenses and require us to attract replacement customers and incur the related sales commissions and other costs. Although attracting new subscribers and retaining existing subscribers are both important to the financial viability of our business, there is an added focus on retaining existing subscribers because the average cost of acquiring a new subscriber is higher. Accordingly, increased levels of subscriber deactivations have had and could continue to have a negative impact on our results, even if we are able to attract new subscribers at a rate sufficient to offset those deactivations. If we experience increases in our customer turnover rate, our results of operations could be adversely affected.

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

9.	We operate exclusively in Brazil, and our assets, subscribers and cash flows are concentrated in Brazil, which presents risks to our operating plans.

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

Historically, the value of the Brazilian real relative to the U.S. dollar has been volatile. Recent weakness in the economy in Brazil has led to increased volatility in the real compared to the U.S. dollar. Nearly all of our revenues are earned in Brazilian reais, but we report our results in U.S. dollars. As a result, fluctuations in foreign currency exchange rates have had and can have a significant impact on our reported results that may not reflect the operating trends in our business. In addition, all of our outstanding debt is owed by Nextel Brazil, and 50% of the principal amount of our total debt outstanding is denominated in U.S. dollars. A decline in the value of the Brazilian real makes it more costly for us to service our U.S. dollar-denominated debt obligations and affects our operating results because we generate nearly all of our revenues in Brazilian reais, but we pay for some of our operating expenses and capital expenditures in U.S. dollars. Further, because we report our results of operations in U.S. dollars, a decline in the value of the Brazilian real relative to the U.S. dollar result in reductions in our reported revenues, as well as a reduction in the carrying value of our assets, including the value of cash investments held in Brazilian reais. Depreciation of the Brazilian real also results in increased costs to us for imported equipment. Historically, we have entered into some limited hedging arrangements to mitigate short-term volatility in foreign exchange rates, but have not hedged against long-term movements in foreign exchange rates because the alternatives currently available for hedging against those movements are limited and costly. As a result, if the value of the Brazilian real continues to depreciate relative to the U.S. dollar, we would expect our reported operating results in future periods, and the value of our assets held in Brazilian reais, to be adversely affected.

b.
We face economic and political risks operating in Brazil, which may limit our ability to implement our strategy and could negatively impact our financial flexibility, including our ability to repatriate and redeploy profits, and may disrupt our operations or hurt our performance.

Our operations depend on the economy in Brazil, which is considered to be an emerging market and has historically been subject to volatile economic cycles. Recently, Brazil experienced one of the worst economic recessions in its history, characterized by years of negative wage growth, a net loss of jobs, higher unemployment and lower consumer confidence. These economic conditions and trends resulted in a decline in the amount of consumer disposable income available to purchase telecommunications services and negatively impacted Nextel Brazil's results of operations for recent prior years. Recent data indicates that Brazil's economy is beginning to recover, but to date, the growth has been slow with gradual improvements. It is estimated that Brazil's GDP improved by about 1% in each of 2017 and 2018, but unemployment rates reached the highest in decades at 12% at the end of 2018. Real wages in Brazil fell in the first half of 2017, but grew steadily in the second half of 2017. The foreign currency exchange rate in Brazil depreciated in value by almost 15% relative to the U.S. dollar during 2018. If the current economic conditions worsen, the economic environment in Brazil may negatively impact our ability to meet our business plan.

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

In addition, in Brazil, government regulatory agencies regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems, as well as the granting, maintenance and renewal of licenses to use spectrum and radio frequencies. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations by increasing our costs, reducing our revenues or making it more difficult for us to compete. In order to maintain our licenses, we are required to use the related spectrum in an efficient manner. In connection with the wind down of our iDEN network, we believe we have a plan to meet our spectrum use requirements for the 800 MHz spectrum underlying that network. If ANATEL does not agree that we are meeting our requirements, we could be required to return our 800 MHz spectrum before its expiration. In addition, ANATEL has provided pricing for a conversion of our 800 MHz spectrum from a trunking license for radio services as private systems to public systems. If we decide not to pay the conversion price set by ANATEL, we will be unable to renew the spectrum licenses for our 800 MHz spectrum, if a renewal becomes available, and could be subject to forfeiture of this spectrum. Our business may be negatively impacted if changes are implemented that:

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

The government in Brazil, including the local municipalities, has increasingly turned to new taxes, as well as aggressive interpretations of current tax law, as a method of increasing revenue. For example, Nextel Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax, and is subject to various types of non-income based taxes, including value-added tax, excise tax, service tax, importation tax and property tax. In addition, the reduction in tax revenues resulting from the economic downturn that has occurred in the last several years has led to proposals and new laws that increase the taxes imposed on sales of handsets and on telecommunications services. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers or our ability to do so may be limited by competitive conditions. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.

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

e.	We have entered into a number of agreements that are subject to enforcement in foreign countries, which may limit efficient dispute resolution.

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

f.	We are subject to significant import duties on our network equipment and handsets, and any increases could impact our financial results.

When needed in our operations, we import network equipment and handsets and other devices from locations outside Brazil. Network equipment and handsets may be subject to significant import duties and other taxes. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results could be negatively impacted.

10.	The costs we incur to connect our networks with those of other carriers are subject to local laws and may increase, which could adversely impact our financial results.

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

On June 5, 2017, we and ice group entered into an investment agreement and a shareholders agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings, which indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement with ice group, which remains a minority investor in Nextel Brazil. The shareholders agreement remains in effect, and we intend to continue to meet all of our obligations in the shareholders agreement.

In September 2018, ice group completed the sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings B.V., to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%).

AI Brazil Holdings owns 30% of Nextel Holdings, which indirectly owns Nextel Brazil. Pursuant to our shareholders agreement with AI Brazil Holdings, the Board of Managers of Nextel Holdings is comprised of five members, with three members appointed by us and, after regulatory approval and as long as AI Brazil Holdings maintains at least a 30% stake in Nextel Holdings, two nominees and one observer from AI Brazil Holdings. In addition, the shareholders agreement with AI Brazil Holdings provides for certain minority protective rights relating to certain significant actions of Nextel Holdings and Nextel Brazil. Consequently, we and our stockholders have less influence on the management and policies of Nextel Brazil after AI Brazil Holdings' initial investment than we previously had. AI Brazil Holdings may at any time have economic or business interests or goals which are, or which become, inconsistent with the business interests or goals of us and our stockholders, and could attempt to influence or take actions that are contrary to our requests, policies or objectives.

In addition, our arrangement with AI Brazil Holdings carries additional risks, including the possibility that:

•	we may incur liabilities as a result of an action taken by AI Brazil Holdings;

•
disputes between us and AI Brazil Holdings, including those relating to the investment of funds currently held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, could arise which could distract management from focusing time and efforts on our business, result in an impasse or ultimately in litigation or arbitration or otherwise have a negative influence on our partnership and our ability to successfully operate Nextel Brazil; and

•
in the event the proposed sale of Nextel Brazil is not completed, the transfer restrictions, rights of first refusal, and “tag along” and “drag along” rights contained in our agreements with AI Brazil Holdings could restrict our or AI Brazil Holdings' ability to exit the joint venture if desired or discourage a third party transaction that might be in the best interests of stockholders.

AI Brazil Holdings has certain rights and obligations, including those described above, with respect to the management and governance of Nextel Holdings. AI Brazil Holdings may have different economic or business interests than ice group, which could exacerbate any of the foregoing risks.

Any of the foregoing could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

12.	Our failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and timeliness of our financial reporting.

As described in “Part II. Item 9A. Controls and Procedures,” included in this annual report on Form 10-K, we disclosed a material weakness in internal control over financial reporting due to a material weakness that impacts the control environment, risk assessment, and information and communication components of internal control. Our internal control environment lacks automation, and we depend on personnel and manual processes to validate the completeness and accuracy of information used to support accounting analyses. We experienced a high rate of change in our business and regulatory environments, which, when combined with turnover among key resources, impacted our ability to respond to changing financial reporting risks, reach accounting conclusions in a timely manner, and design and carry out the appropriate business process controls. We also implemented certain process automation activities, however, our general information technology controls over these system changes did not operate effectively, which could have adversely impacted the related manual and automated business process controls. These matters, in combination, resulted in immaterial misstatements, some of which were corrected, across multiple accounts.

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

16.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.

Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual basis in Latin America. However, Nextel Communications may terminate the license on 60 days’ notice if we commit one of several specified defaults (namely, unauthorized use, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, and we do not enter into a sublicense agreement with the new entity, upon 90 days’ notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” name and trademark could require us to incur significant costs to establish a new brand, which could have a material adverse effect on our operations.

17.	Our reputation and business could be negatively impacted by cyber security threats and other material disruptions of our wireless networks.

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

While to date we have not been subject to cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may not be sufficient to repel a cyber attack in the future that would result in material negative consequences to us. In addition, the costs of such preventative actions may be significant, which may adversely affect our results of operations. While we maintain information security policies and procedures designed to comply with relevant privacy and security laws and restrictions, any major compromise of our data or network security; failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information; and delays in detecting any such compromise or loss, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses, including lost revenues from business interruption, ransom and litigation, which could be material.

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

Risks Relating to Our Common Stock

18.	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of other stockholders.

As of February 28, 2019, funds associated with 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman owned approximately 13.0% of our outstanding common stock, and Joseph D. Samberg and The Joseph D. Samberg Revocable Trust owned approximately 12.2% and 10.0%, respectively, of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

19.	The price of our common stock has historically been and may continue to be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•	unpredictability surrounding the market's reaction to the announcement and/or completion of the proposed sale of Nextel Brazil;

•	concentration of our business operations in Brazil;

•	low trading volumes for our common stock and the inability to sustain an active trading marketing for our common stock;

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	industry cycles and trends;

•	mergers and strategic alliances in the telecommunications industry;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•	future sales of our common stock by our stockholders, including in particular, those stockholders whose shares were included in our Registration Statement on Form S-3;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.

As a result of these factors, investors in our common stock may not be able to resell their stock at or above the price they paid or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

20.
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
Our principal executive and administrative offices are located in Reston, Virginia, where we rent temporary office space on a month-to-month basis. In addition, Nextel Brazil leases office space in São Paulo and Rio de Janeiro. Nextel Brazil also leases transmitter and receiver sites under various individual site leases. As of December 31, 2018, Nextel Brazil had 6,201 constructed sites at leased and owned locations, including those constructed for its networks. In addition, Nextel Brazil also had 2,397 RAN sharing sites, 115 global system for mobile sites and 513 indoor sites as of December 31, 2018.

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
As of February 28, 2019, there was one holder of record of our common stock, Cede and Company. Cede and Company is the financial institution that processes transfers of stock certifications on behalf of the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

We did not repurchase any of our equity securities during the fourth quarter of 2018.

Performance Graph
The following graph presents the cumulative total stockholder return on our common stock as listed on the Nasdaq Global Select Market from July 6, 2015 through December 31, 2018. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index and the common stock of Oi S.A. and Telefônica Brasil S.A. The graph assumes an initial investment of $100 in our common stock as of July 6, 2015 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	7/6/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
NII Holdings	$100.00	$38.57	$29.92	$32.76	$18.84	$19.73	$12.74
Nasdaq 100	$100.00	$94.73	$104.42	$102.25	$100.44	$111.63	$110.28
Oi S.A.	$100.00	$42.39	$28.80	$18.64	$23.72	$51.17	$39.81
Telefônica Brasil S.A.	$100.00	$65.39	$65.22	$90.33	$99.32	$106.84	$96.03

Index	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
NII Holdings	$7.70	$4.74	$2.73	$2.49	$12.50	$23.10	$34.72	$26.13
Nasdaq 100	$124.56	$129.80	$137.35	$146.92	$151.23	$162.28	$175.72	$146.83
Oi S.A.	$71.35	$59.62	$65.17	$60.50	$46.67	$33.06	$22.18	$18.75
Telefônica Brasil S.A.	$111.43	$104.93	$121.73	$114.98	$118.74	$96.41	$84.63	$101.76

Item 6.	Selected Financial Data

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
The tables below set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The selected consolidated financial data presented below includes the results of Nextel Brazil and our corporate headquarters. In connection with the sale of Nextel Argentina, Nextel Mexico, Nextel Chile and Nextel Peru, we have included the results of these former operating companies for all periods presented as discontinued operations in the tables below. For more information regarding material uncertainties in our business, see Note 9 to our consolidated financial statements.

	Successor Company				Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2018	2017	2016	2015	2015	2014
			(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$620,697	$870,694	$985,046	$529,434	$683,711	$1,848,954
Impairment, restructuring and other charges, net	$18,949	$175,358	$1,384,811	$32,308	$36,792	$105,664
Foreign currency transaction (losses) gains, net	$(49,008)	$(1,271)	$76,615	$(99,737)	$(63,948)	$(51,149)
Net (loss) income from continuing operations	$(186,246)	$(340,427)	$(1,533,879)	$(292,491)	$1,519,401	$(1,224,671)
Net (loss) income from continuing operations per common share, basic	$(1.86)	$(3.40)	$(15.32)	$(2.93)	$8.73	$(7.11)
Net (loss) income from continuing operations per common share, diluted	$(1.86)	$(3.40)	$(15.32)	$(2.93)	$8.71	$(7.11)

	Successor Company				Predecessor Company
	December 31,				December 31,
	2018	2017	2016	2015	2014
		(in thousands)
Consolidated Balance Sheet Data:
Total assets	$1,059,830	$1,113,522	$1,418,509	$2,729,908	$5,374,034
Long-term debt, including current portion	$654,207	$655,707	$756,316	$665,067	$925,271
Liabilities subject to compromise	$—	$—	$—	$—	$4,593,493
Impairment, Restructuring and Other Charges, Net. During 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of this segment was not fully recoverable. As a result, we recorded non-cash asset impairment charges of $57.9 million to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. During 2016, we reviewed our Nextel Brazil segment for potential impairment and determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values.
Foreign Currency Transaction (Losses) Gains, Net.  Consolidated foreign currency transaction losses during the year ended December 31, 2018 were primarily due to the depreciation in the value of the Brazilian real relative to the U.S. dollar during 2018 on Nextel Brazil's dollar-denominated equipment financing. Consolidated foreign currency transaction gains during the year ended December 31, 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar during 2016 on Nextel Brazil's U.S. dollar-denominated net liabilities. Consolidated foreign currency transaction losses for each of the remaining periods presented primarily relate to the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil's assets and liabilities. See “Critical Accounting Policies and Estimates — Foreign Currency.” for more information.
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

Forward-Looking and Cautionary Statements

This annual report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Statements regarding expectations, including forecasts regarding operating results, performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. These forward-looking statements are generally identified by such words or phrases as “we expect,” “we believe,” “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions. These forward-looking statements involve risk and uncertainty, and a variety of facts could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. We do not have a policy of updating or revising forward-looking statements except as otherwise required by law.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain customers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the timely resolution of claims and receipt of proceeds from the sale of Nextel Mexico held in escrow;

•	risks associated with our arrangement with AI Brazil Holdings;

•	general economic conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

•	our having reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

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

•
potential cash outlays related to certain reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, some of which would be covered by judicial deposits of cash;

•
a requirement to provide material judicial deposits of cash that will not be released until the pending matter is resolved in order for litigation involving tax and other matters to be heard by the courts in Brazil;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•	the possibility that our significant indebtedness, or the incurrence of additional indebtedness, could affect our financial condition; and

•
other risks and uncertainties described in Part I, Item 1A. “Risk Factors,” in this annual report on Form 10-K, as well as in Part II, Item 1A. "Risk Factors," in our quarterly report on Form 10-Q for the three months ended June 30, 2018 and, from time to time, in our other reports filed with the SEC.

These forward looking statements also include assumptions about the proposed sale of Nextel Brazil and the expected completion, timing and effects of that transaction, as well as potential distributions to our stockholders upon our liquidation and dissolution. Risks and uncertainties related to the potential sale of Nextel Brazil include, among other things:

•	the satisfaction of the conditions to consummate the sale of Nextel Brazil, including regulatory approvals and approval by our stockholders;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement;

•	the amount of the costs, fees, expenses and charges related to the sale of Nextel Brazil may be higher than we expect;

•	the effect the pending sale of Nextel Brazil will have on our management team, customer relationships, operating results and business generally, including the ability to retain key employees;

•	the cost and outcome of any legal proceedings that may be initiated against us and others following the announcement of the sale of Nextel Brazil; and

•	the timing and amount of cash and other assets available for distribution to our stockholders upon our ultimate windup and dissolution.

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition as of December 31, 2018 and 2017 and our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
Historical results may not indicate future performance. See “Item 1A. — Risk Factors” for risks and uncertainties that may impact our future performance.
We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.

A.	Executive Overview

Proposed Sale of Nextel Brazil. On March 18, 2019, NII Holdings, Inc. and NIIH, a wholly-owned subsidiary of NII, entered into a purchase agreement with AMX and AI Brazil Holdings, pursuant to which NII and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil for an aggregate purchase price of $905.0 million on a debt free and cash free basis, subject to certain adjustments at closing. AI Brazil Holdings will receive its pro rata share of the net purchase price plus the preferred return contemplated in the Amended and Restated Articles of Association of Nextel Holdings. Specifically, NIIH will sell all of the issued and outstanding shares of NIIBH, and such shares, together with any shares of NIIBH issued after the date of the purchase agreement, or the acquired equity interests, to AMX. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in NIIBH. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil. AMX will place $30.0 million of the purchase price into an 18-month escrow account to secure NII’s indemnification obligations under the purchase agreement.

In addition, in connection with the Nextel Brazil transaction, NII and AI Brazil Holdings have entered into an agreement relating to the Nextel Brazil transaction that includes the resolution of a dispute regarding the investment of funds into Nextel Holdings from an escrow related to NII’s sale of its operations in Mexico, or the Mexico escrow, pursuant to which the parties have agreed that AI Brazil Holdings will receive, after the closing of the Nextel Brazil transaction, the first $10.0 million recovered from the Mexico escrow followed by 6% of the value of additional funds recovered from the Mexico escrow, in both cases, if and when funds are released. NII has also agreed to indemnify AI Brazil Holdings for damages that may arise from certain tax contingencies, transaction expenses, transaction-related litigation and other matters in connection with its participation in the Nextel Brazil transaction.

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions. Among other things, NIIH has agreed to conduct NIIBH’s, and each of its subsidiaries’, business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations. In connection with the proposed sale of Nextel Brazil, NII’s Board of Directors has approved a plan to dissolve and wind up its headquarters upon the completion of this transaction, which is also subject to approval by NII’s stockholders.

Minority Investment. On June 5, 2017, the Company and ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of the Company and ice group, entered into an investment agreement and a shareholders agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings, a newly formed subsidiary of the Company that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed the sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings B.V., to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its current ownership level. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

Nextel Brazil Business Overview. We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a WCDMA network, which has been upgraded to offer LTE services in certain areas. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our subscribers are attracted to the services and pricing plans we offer, the quality of and data speeds provided by our network and our dedicated customer service.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
Our original network utilized iDEN technology to provide mobile services on our 800 MHz spectrum holdings. During the last several years, Nextel Brazil experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some subscribers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018.

The majority of our subscribers purchase services from us by acquiring SIM cards from us and using these SIM cards in handsets that they acquire separately from other sources. As of December 31, 2018, Nextel Brazil had about 3.31 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
Our goal is to grow our subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We have also been taking actions to reduce costs in our business to lower our spending and preserve our liquidity in the near term while improving our profitability and cash flow over the long term. Our strategy for achieving these goals is based on several core principles, including:

•	offering a unique and superior customer-centric experience, including a reliable and high quality wireless network and rate plan flexibility;

•
continuing to implement cost reduction strategies and reconfiguring our network architecture in order to lower CCPU, gain scale advantages, create an agile organization and improve overall profitability;

•	offering simple and valuable service plans that generate higher ARPU and result in lower subscriber turnover; and

•	building on the strength of the unique positioning of the Nextel brand.
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
In recent years, we have implemented changes in our business to better align our organization and costs with our operational and financial results and improve our customers' experience. These changes have included a transition to lower cost subscriber acquisition channels, initiatives to reduce operating costs, including headcount reductions, and projects designed to gain operational and capital expenditure efficiencies in Brazil, all of which were intended to reduce costs while maintaining the support necessary to meet our subscribers' needs. We expect that, if we can continue to maintain customer turnover levels similar to those experienced in 2018 and grow our WCDMA subscriber base, we will be able to generate higher revenues in the future. See “C. Liquidity and Capital Resources” and “D. Future Capital Needs and Resources” for more information.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. We consider the accounting policies and estimates addressed below to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment and/or use of significant estimates. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Revenue Recognition.  Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Wireless service revenues primarily consist of access charges for providing customers with voice, data or messaging services over the contract period. As a result of the implementation of Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” and several related amendments, which we refer to as Accounting Standards Codification, or ASC 606, beginning January 1, 2018, we allocate revenue between the handset and the service based on relative standalone selling price, or SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.
We recognize revenue related to access charges ratably over the contract period and net of taxes collected from customers. We recognize handset and accessory revenue when a subscriber takes possession of the device. The transaction price of the handset sold, if any, is billed at the time of sale. Although more than 90% of our subscribers typically purchase services only and acquire a handset separately, the remainder of our subscriber base purchases a handset offered at a discounted price bundled with services. In these types of bundled sales, we allocate a portion of our future service billings to the handset and recognize revenue upon handset delivery at the inception of the contract.
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
Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. We estimate this allowance based on historical experience, aging of accounts receivable and collections trends. Actual write-offs in the future could be impacted by general economic and business conditions, as well as fluctuations in subscriber deactivations, that are difficult to predict and therefore may differ from our estimates. A 10% increase in our allowance for doubtful accounts as of December 31, 2018 would have resulted in $2.0 million of additional bad debt expense for the year ended December 31, 2018.
Depreciation of Property, Plant and Equipment.  We record our network assets and other improvements that extend the useful lives of the underlying assets at cost and depreciate those assets over their estimated useful lives with the exception of property, plant and equipment owned as of the date of our implementation of fresh start accounting. As a result of the application of fresh start accounting in connection with our emergence from Chapter 11 and the non-cash asset impairment charges we recorded in 2016 and 2017, we adjusted all existing property, plant and equipment to its estimated fair value and revised the associated depreciable lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 30 years for network equipment, communication towers and network software and 3 to 10 years for software, office equipment, furniture and fixtures, and other, which includes non-network internal use software. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our network is highly complex and, due to constant innovation and enhancements, certain components of this network may lose its utility sooner than expected. We periodically reassess the economic life of these components and make adjustments to their useful lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When our assessment indicates that the economic life of a network component is shorter than originally anticipated, we depreciate its remaining book value over its revised useful life. Further, the deployment of any new technologies could adversely affect the estimated remaining useful lives of our network assets, which could significantly impact future results of operations.
Amortization of Intangible Assets.  Our intangible assets primarily consist of our telecommunications licenses and our customer relationships. We calculate amortization on our licenses using the straight-line method based on estimated useful lives of 26 to 30 years. We calculate amortization on our customer relationships using the straight-line method based on an estimated useful life of 4 years. While the terms of our licenses, including renewals, range from 15 to 30 years, the political and regulatory environment in Brazil is continuously changing and, as a result, the cost of renewing our licenses beyond that range could be significant. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. In light of these uncertainties, we classify our licenses as definite lived intangible assets. Many of our licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects as they relate to licenses that are material to our business. However, because governmental authorities have discretion as to the renewal of licenses, our licenses may not be renewed or we may be required to pay significant renewal fees, either of which could have a significant impact on the estimated useful lives of our licenses, which could significantly impact future results of operations. As a result of the implementation of fresh start accounting, we revised the remaining estimated useful lives of our licenses to include renewal periods in cases where it is probable that a renewal will occur.
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
Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with the Financial Accounting Standards Board’s, or the FASB's, authoritative guidance on accounting for contingencies. We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, material loss contingencies if it is reasonably possible that a loss will occur or if the loss cannot be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. The FASB’s authoritative guidance requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates. We currently estimate the reasonably possible losses related to matters for which we have not accrued liabilities, as they are not deemed probable, to be approximately $890.0 million as of December 31, 2018.
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

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. During 2018, we continued to record full valuation allowances on the deferred tax assets of Nextel Brazil, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2019 and subsequent years. During 2018, the valuation allowance on our deferred tax assets decreased by $334.7 million. We do not anticipate that we will recognize significant tax benefits with respect to our deferred tax assets.
We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions that we believe reflect the “more-likely-than-not” criteria of the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax accruals in accordance with this guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax accrual is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax accruals reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on our consolidated financial statements or may exceed the current income tax accruals in amounts that could be material.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. In connection with this legislation, we recorded our U.S. deferred tax asset and corresponding valuation allowance as of December 31, 2017 at the 21% tax rate with no impact to our income tax expense. In addition, we have determined that no tax liability needs to be recorded for the one-time transition tax as our international subsidiaries have negative cumulative foreign earnings. We are electing to treat the tax on global intangible low-taxed income as an expense in the period in which we become liable for this tax and are not currently recording a deferred tax liability for this item. In accordance with Staff Accounting Bulletin, or SAB No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” our measurement period is now closed with respect to the above items and we have not adjusted our conclusions regarding the treatment of these items in our financial statements.

B.	Results of Operations
In accordance with GAAP, we translated the results of operations of our Brazilian operating segment using the average exchange rates for the years ended December 31, 2018, 2017 and 2016. The following table presents the average exchange rates we used to translate Nextel Brazil's results of operations, as well as changes from the average exchange rates utilized in prior periods.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	2017 to 2018 Percent Change	2016 to 2017 Percent Change
Brazilian real	3.66	3.19	3.49	(14.7)%	8.6%

The following table presents the currency exchange rates in effect at the end of each of the quarters in 2018 and 2017, as well as at the end of 2016. If the value of the exchange rate of the Brazilian real depreciates relative to the U.S. dollar, our future operating results and the values of our assets held in local currencies will be adversely affected.

	2018				2017				2016
	December	September	June	March	December	September	June	March	December
Brazilian real	3.87	4.00	3.86	3.32	3.31	3.17	3.31	3.13	3.26

The percentage amounts presented in the “Actual Change from Previous Year” and the “Constant Currency Change from Previous Year” columns in the tables below reflect the positive (better, or B,) or negative (worse, or W,) growth rates for each of the line items. In addition, to provide transparency into Nextel Brazil's results of operations, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the “Constant Currency Change from Previous Year” columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the year ended December 31, 2017 to amounts that would have resulted if the average foreign currency exchange rates for the year ended December 31, 2017 were the same as the average foreign currency exchange rates that were in effect for the year ended December 31, 2018; and (ii) by comparing the constant currency financial measures for the year ended December 31, 2017 to the actual financial measures for the year ended December 31, 2018. This constant currency comparison applies consistent exchange rates to the operating revenues earned in foreign currencies and to the other components of segment earnings for the year ended December 31, 2017. The constant currency information reflected in the tables below is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

1.	Year Ended December 31, 2018 vs. Year Ended December 31, 2017

a.	Consolidated

			Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2018	Year Ended December 31, 2017	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Brazil segment earnings (losses)	$23,004	$(25,942)	$48,946	189%	202%
Corporate segment losses and eliminations	(17,304)	(24,174)	6,870	28%	28%
Consolidated segment earnings (losses)	5,700	(50,116)	55,816	111%	112%
Impairment, restructuring and other charges, net	(18,949)	(175,358)	156,409	89%	88%
Depreciation and amortization	(28,616)	(35,446)	6,830	19%	7%
Operating loss	(41,865)	(260,920)	219,055	84%	82%
Interest expense, net	(100,513)	(118,605)	18,092	15%	(7)%
Interest income	12,357	41,507	(29,150)	(70)%	(62)%
Foreign currency transaction losses, net	(49,008)	(1,271)	(47,737)	NM	NM
Other expense, net	(7,217)	(7,485)	268	4%	(12)%
Loss from continuing operations before income tax benefit	(186,246)	(346,774)	160,528	46%	39%
Income tax benefit	—	6,347	(6,347)	(100)%	(100)%
Net loss from continuing operations	(186,246)	(340,427)	154,181	45%	38%
(Loss) income from discontinued operations, net of income taxes	(8,414)	1,005	(9,419)	NM	NM
Net loss	(194,660)	(339,422)	144,762	43%	35%
Net loss attributable to noncontrolling interest	(51,580)	(46,275)	(5,305)	(11)%	(11)%
Net loss attributable to NII Holdings	$(143,080)	$(293,147)	$150,067	51%	43%
_______________________________________
NM-Not Meaningful
We define segment earnings (losses) as operating loss before depreciation, amortization and impairment, restructuring and other charges, net. We recognized consolidated segment earnings of $5.7 million in 2018 compared to consolidated segment losses of $50.1 million in 2017, a $55.8 million, or 111%, improvement. Our consolidated results include the results of operations of our Brazil segment and our corporate operations, which are discussed in the subsequent sections.

1.	Impairment, restructuring and other charges, net

Consolidated impairment, restructuring and other charges, net recognized in 2018 included the following:

•	$40.0 million in restructuring charges, the majority of which related to future lease costs for certain transmitter and receiver sites that we ceased using; and

•	$2.7 million in non-cash asset impairment charges primarily related to certain transmitter and receiver sites that are no longer required in Nextel Brazil's business; partially offset by

•	the reversal of $15.6 million in previously accrued restructuring charges related to certain transmitter and receiver sites that Nextel Brazil now plans to exchange for other sites; and

•
the reversal of $9.4 million in previously accrued restructuring charges in connection with the determination that, based on revised plans in 2018, certain transmitter and receiver sites related to Nextel Brazil's RAN sharing project will continue to be utilized.

Consolidated impairment, restructuring and other charges, net recognized in 2017 included the following:

•	$70.5 million in restructuring charges, the majority of which related to future lease costs for certain transmitter and receiver sites that we ceased using;

•	a $57.9 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values;

•	$29.9 million in restructuring charges related to a change in the scope of Nextel Brazil's RAN sharing implementation;

•	$9.3 million in other non-cash asset impairment charges primarily related to certain transmitter and receiver sites that are no longer required in Nextel Brazil's business; and

•	$6.5 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil.

2.	Interest expense, net

The $18.1 million, or 15%, decrease in consolidated net interest expense from 2017 to 2018 primarily related to the depreciation in the value of the Brazilian real relative to the U.S. dollar over the same period.

3.	Interest income

The $29.2 million, or 70%, decrease in consolidated interest income from 2017 to 2018 was mostly the result of the recognition of inflation adjustments on certain tax credits in 2017.

4.	Foreign currency transaction losses, net

Consolidated foreign currency transaction losses of $49.0 million recognized in 2018 were primarily the result of the impact of the depreciation in the value of the Brazilian real relative to the U.S. dollar during the year ended December 31, 2018 on Nextel Brazil's U.S. dollar-denominated equipment financing.

b.	Nextel Brazil

					Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2018	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2017	% of Nextel Brazil’s Operating Revenues	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Service and other revenues	$605,470	98%	$848,700	97%	$(243,230)	(29)%	(18)%

Handset and accessory revenues	15,205	2%	21,888	3%	(6,683)	(31)	(20)%
Cost of handsets and accessories	(18,571)	(3)%	(40,207)	(5)%	21,636	54%	47%
Handset and accessory net subsidy	(3,366)	(1)%	(18,319)	(2)%	14,953	82%	79%
Cost of service (exclusive of depreciation and amortization)	(287,598)	(46)%	(370,435)	(43)%	82,837	22%	11%
Selling and marketing expenses	(75,325)	(12)%	(108,490)	(12)%	33,165	31%	20%
General and administrative expenses	(216,177)	(35)%	(377,398)	(43)%	161,221	43%	34%
Segment earnings (losses)	$23,004	4%	$(25,942)	(3)%	$48,946	189%	202%
The average value of the Brazilian real depreciated relative to the U.S. dollar during 2018 by 15% compared to the average value that prevailed during 2017. As a result, the components of Nextel Brazil's results of operations for 2018, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term “subscriber unit,” which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2017 and 2018. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
	(subscribers in thousands)
WCDMA subscriber units	2,815.2	2,874.6	2,864.8	2,845.8	2,815.2	2,896.1	3,023.8	3,121.0	3,206.7	2,896.1
iDEN subscriber units	822.7	686.3	563.3	449.7	822.7	349.6	230.4	—	—	349.6
Total subscriber units in commercial service — beginning of period	3,637.9	3,560.9	3,428.1	3,295.5	3,637.9	3,245.7	3,254.2	3,121.0	3,206.7	3,245.7

WCDMA net subscriber additions (losses)	38.4	(29.3)	(32.3)	26.8	3.6	92.9	65.7	85.7	99.3	343.6
iDEN net subscriber losses	(115.4)	(103.5)	(100.3)	(76.6)	(395.8)	(84.4)	(198.9)	—	—	(283.3)
Total net subscriber (losses) additions	(77.0)	(132.8)	(132.6)	(49.8)	(392.2)	8.5	(133.2)	85.7	99.3	60.3

Migrations from iDEN to WCDMA	21.0	19.5	13.3	23.5	77.3	34.8	31.5	—	—	66.3

WCDMA subscriber units	2,874.6	2,864.8	2,845.8	2,896.1	2,896.1	3,023.8	3,121.0	3,206.7	3,306.0	3,306.0
iDEN subscriber units	686.3	563.3	449.7	349.6	349.6	230.4	—	—	—	—
Total subscriber units in commercial service — end of period	3,560.9	3,428.1	3,295.5	3,245.7	3,245.7	3,254.2	3,121.0	3,206.7	3,306.0	3,306.0

WCDMA subscriber turnover	3.23%	3.53%	4.04%	3.47%	3.57%	2.37%	2.75%	2.68%	2.62%	2.61%
iDEN subscriber turnover	5.52%	5.88%	6.89%	6.36%	6.07%	9.67%	NM	—	—	NM
Total subscriber turnover	3.71%	3.95%	4.47%	3.83%	3.98%	3.02%	4.68%	2.68%	2.62%	3.25%
_______________________________________
NM-Not Meaningful
Over the last several years, Nextel Brazil experienced high subscriber turnover on its iDEN network, and in late 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some customers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018. Although Nextel Brazil did not have any significant non-recurring cash expenditures associated with its iDEN network shutdown, Nextel Brazil will continue to incur rent costs related to certain iDEN transmitter and receiver sites subsequent to their shutdown until these leases end.

In August 2017, Nextel Brazil began offering unlimited voice rate plans on its WCDMA network in response to the increasingly competitive environment. As a result of its efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty and improve collections, Nextel Brazil's WCDMA subscriber turnover began to decline in the fourth quarter of 2017 and decreased further in the first quarter of 2018 before stabilizing at a slightly higher level for the remainder of 2018. As a result, Nextel Brazil's WCDMA subscriber turnover levels were 96 basis points lower in 2018 than in 2017, resulting in 343,600 net WCDMA subscriber additions in 2018, which was a significant improvement from 3,600 net WCDMA subscriber additions in 2017.
The following table represents Nextel Brazil's ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2017 and 2018, as well as for the years ended December 31, 2017 and 2018, in both U.S. dollars (US$) and in Brazilian reais (BRL). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Total service ARPU (US$)	21	19	19	18	19	17	15	14	14	15
WCDMA service ARPU (US$)	22	20	19	18	20	18	15	14	14	15
iDEN service ARPU (US$)	17	15	15	14	16	12	8	—	—	10

Total service ARPU (BRL)	65	62	59	57	61	56	54	56	53	55
WCDMA service ARPU (BRL)	68	65	61	58	63	58	55	56	53	56
iDEN service ARPU (BRL)	54	49	47	47	50	38	26	—	—	34
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
Overall market pricing in Brazil has been declining over time and continued to put pressure on Nextel Brazil's WCDMA service ARPU in 2018. In addition, a higher proportion of new subscribers have selected entry level plans, resulting in a decrease in WCDMA service ARPU throughout 2018. Nextel Brazil's WCDMA service ARPU increased slightly in local currency in the third quarter of 2018 as a result of an annual inflationary-based price increase and dropped slightly in the fourth quarter of 2018. Although Nextel Brazil is promoting the migration of certain of its customers to upgraded rate plans in an effort to stabilize its WCDMA service ARPU, the competitive trends Nextel Brazil has recently experienced could continue to negatively impact WCDMA service ARPU in the future.
Results Overview
Nextel Brazil's WCDMA operating revenues were $606.0 million in 2018 compared to $721.0 million in 2017. In addition, Nextel Brazil's iDEN operating revenues were $14.7 million in 2018 compared to $149.7 million in 2017 as a result of the decline in its iDEN subscriber base over time, which culminated in the wind down of the iDEN network at the end of the second quarter of 2018. Nextel Brazil's segment earnings improved $48.9 million, or 189%, on a reported basis, and 202% on a constant currency basis, from 2017 to 2018 primarily as a result of significant cost reductions, which included a $298.9 million, or 33%, decrease in operating expenses, partially offset by lower operating revenues.

1.	Service and other revenues

Service and other revenues decreased $243.2 million, or 29%, on a reported basis, and 18% on a constant currency basis, in 2018 compared to 2017 primarily driven by the wind down of Nextel Brazil's iDEN network, which resulted in a $131.4 million, or 89%, decrease in iDEN-based service and other revenues. Nextel Brazil's WCDMA subscriber base grew 14% from 2.9 million subscribers at the end of 2017 to 3.3 million subscribers at the end of 2018. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 16% on a reported basis from 2017 to 2018, and 4% on a constant currency basis, over the same period due to a decrease in local currency WCDMA service ARPU. Additionally, service and other revenues would have been $18.5 million higher in 2018 without the implementation of ASC 606.

2.	Handset and accessory net subsidy

During 2018, approximately 95% of Nextel Brazil's new WCDMA subscribers represented subscribers who utilized their existing handsets rather than purchasing a new handset from Nextel Brazil compared to approximately 90% in 2017, which resulted in relatively low levels of handset and accessory net subsidy. In addition, during 2018, Nextel Brazil recognized a non-recurring benefit of $4.5 million related to the utilization of certain non-income based tax credits that were expensed in prior periods because we did not expect to realize them.

3.	Cost of service

Cost of service decreased $82.8 million, or 22%, on a reported basis, and 11% on a constant currency basis, in 2018 compared to 2017 primarily due to a $54.2 million, or 23%, decrease in transmitter and receiver site and switch costs, the majority of which related to lower rent, maintenance and energy costs, which was partially a result of fewer transmitter and receiver sites in service in connection with the wind down of the iDEN network. The overall decrease in cost of service was also partially attributable to lower mobile termination rates and lower interconnect costs for Nextel Brazil's iDEN network related to the decline in its iDEN subscriber base. In addition, during the fourth quarter of 2018, Nextel Brazil was billed for a substantial amount of fraudulent international calls that resulted in additional interconnect expense of $7.5 million. Nextel Brazil is working with government authorities who are conducting an investigation to identify the responsible parties in an effort to mitigate the ultimate financial impact of these fraudulent calls.

4.	Selling and marketing expenses

Selling and marketing expenses decreased $33.2 million, or 31%, on a reported basis, and 20% on a constant currency basis, in 2018 compared to 2017 mainly due to lower commissions expenses that resulted from a shift to certain types of less costly sales channels that are also more efficient.

The adoption of ASC 606 resulted in the capitalization of both direct and indirect commissions beginning on January 1, 2018 compared to the expensing of these types of commissions in 2017. If we had not implemented ASC 606 on January 1, 2018, Nextel Brazil would have recognized an additional $2.5 million in selling and marketing expenses in 2018. In addition, during 2018, Nextel Brazil recognized a non-recurring benefit of $6.1 million related to the utilization of certain non-income based tax credits that were expensed in prior periods because we did not expect to realize them.

5.	General and administrative expenses

General and administrative expenses decreased $161.2 million, or 43%, on a reported basis, and 34% on a constant currency basis, in 2018 compared to 2017 primarily as a result of a $40.5 million, or 53%, decrease in bad debt expense resulting from lower overall levels of involuntary subscriber turnover and improvements in collections, significantly lower payroll-related and outside services expenses in connection with the insourcing of certain functions and other cost-cutting initiatives and a $37.3 million, or 33%, decrease in customer care-related expenses. Also, during 2018, Nextel Brazil recognized a non-recurring benefit of $4.9 million related to the utilization of certain non-income based tax credits that were expensed in prior periods because we did not expect to realize them. In addition, in connection with the implementation of ASC 606, we recognized revenue-based taxes on a net basis in 2018 rather than on a gross basis in 2017. If we had not implemented ASC 606 on January 1, 2018, Nextel Brazil would have recognized an additional $15.2 million in general and administrative expenses during 2018.

c.	Corporate

			Actual Change from Previous Year
	Year Ended December 31, 2018	Year Ended December 31, 2017	Dollars	B(W) Change
	(dollars in thousands)
Other revenues	$22	$106	$(84)	(79)%
General and administrative expenses	(17,326)	(24,280)	6,954	29%
Segment losses	$(17,304)	$(24,174)	$6,870	28%
Segment losses decreased $6.9 million, or 28%, in 2018 compared to 2017 primarily due to a reduction in payroll costs, as well as lower rent expense and a decrease in professional fees.

2.	Year Ended December 31, 2017 vs. Year Ended December 31, 2016

a.	Consolidated

			Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2017	Year Ended December 31, 2016	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Brazil segment (losses) earnings	$(25,942)	$67,186	$(93,128)	(139)%	(135)%
Corporate segment losses and eliminations	(24,174)	(36,821)	12,647	34%	34%
Consolidated segment (losses) earnings	(50,116)	30,365	(80,481)	(265)%	(237)%
Impairment, restructuring and other charges, net	(175,358)	(1,384,811)	1,209,453	87%	88%
Depreciation and amortization	(35,446)	(172,383)	136,937	79%	81%
Operating loss	(260,920)	(1,526,829)	1,265,909	83%	84%
Interest expense, net	(118,605)	(113,732)	(4,873)	(4)%	9%
Interest income	41,507	37,689	3,818	10%	1%
Foreign currency transaction (losses) gains, net	(1,271)	76,615	(77,886)	(102)%	(102)%
Other expense, net	(7,485)	(10,514)	3,029	29%	29%
Loss from continuing operations before reorganization items and income tax benefit	(346,774)	(1,536,771)	1,189,997	77%	79%
Income tax benefit	6,347	2,892	3,455	119%	119%
Net loss from continuing operations	(340,427)	(1,533,879)	1,193,452	78%	80%
Income (loss) from discontinued operations, net of income taxes	1,005	(19,994)	20,999	105%	105%
Net loss	(339,422)	(1,553,873)	1,214,451	78%	80%
Net loss attributable to noncontrolling interest	(46,275)	—	(46,275)	NM	NM
Net loss attributable to NII Holdings	$(293,147)	$(1,553,873)	$1,260,726	81%	83%
_______________________________________
NM-Not Meaningful
We define segment (losses) earnings as operating loss before depreciation, amortization and impairment, restructuring and other charges, net. We recognized consolidated segment losses of $50.1 million in 2017 compared to consolidated segment earnings of $30.4 million in 2016. Our consolidated results include the results of operations of our Brazil segment and our corporate operations, which are discussed in the subsequent sections.

1.	Impairment, restructuring and other charges, net

Consolidated impairment, restructuring and other charges, net recognized in 2017 included the following:

•	$70.5 million in restructuring charges, most of which related to future lease costs for certain transmitter and receiver sites that are no longer required in Nextel Brazil's business;

•	a $57.9 million non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values;

•	$29.9 million in restructuring charges related to a change in the scope of Nextel Brazil's RAN sharing implementation;

•	$9.3 million in other non-cash asset impairment charges primarily related to certain transmitter and receiver sites that were no longer required in Nextel Brazil's business; and

•	$6.5 million in severance and other related costs resulting from the separation of certain executive level employees in Brazil.

In 2016, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result of this determination, we recorded a $1.34 billion non-cash asset impairment charge to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values, as well as to impair our trademark intangible asset and other property, plant and equipment at the corporate level. Consolidated impairment, restructuring and other charges, net recognized in 2016 also included the following:

•
$21.4 million in restructuring charges related to the early termination of leases for approximately 600 transmitter and receiver sites in connection with the RAN sharing agreement Nextel Brazil entered into with Telefonica Brazil, S.A., or Telefonica, in May 2016;

•	$11.0 million in non-cash asset impairment charges primarily related to transmitter and receiver sites in Brazil;

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

The $136.9 million, or 79%, decrease in consolidated depreciation and amortization on a reported basis, and 81% decrease on a constant currency basis, in 2017 compared to 2016 resulted primarily from the $1.34 billion non-cash asset impairment charge we recognized in 2016.

3.	Interest expense, net

Consolidated net interest expense increased $4.9 million, or 4%, on a reported basis in 2017 compared to 2016 as a result of the impact of the appreciation in the Brazilian real on our reported results. Consolidated net interest expense decreased 9% on a constant currency basis over the same period primarily due to principal payments under Nextel Brazil's equipment financing and bank loans, partially offset by interest incurred under Nextel Brazil's spectrum financing arrangement.

4.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction gains of $76.6 million in 2016 were primarily due to the appreciation in the value of the Brazilian real relative to the U.S. dollar during the year ended December 31, 2016 on Nextel Brazil's U.S. dollar-denominated net liabilities.

b.    Nextel Brazil

					Actual Change from Previous Year		Constant Currency Change from Previous Year
	Year Ended December 31, 2017	% of Nextel Brazil’s Operating Revenues	Year Ended December 31, 2016	% of Nextel Brazil’s Operating Revenues	Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Service and other revenues	$848,700	97%	$963,041	98%	$(114,341)	(12)%	(19)%

Handset and accessory revenues	21,888	3%	21,837	2%	51	—	(8)%
Cost of handsets and accessories	(40,207)	(5)%	(29,273)	(3)%	(10,934)	(37)%	(26)%
Handset and accessory net subsidy	(18,319)	(2)%	(7,436)	(1)%	(10,883)	(146)%	(125)%
Cost of service (exclusive of depreciation and amortization)	(370,435)	(43)%	(364,648)	(37)%	(5,787)	(2)%	7%
Selling and marketing expenses	(108,490)	(12)%	(116,538)	(12)%	8,048	7%	15%
General and administrative expenses	(377,398)	(43)%	(407,233)	(41)%	29,835	7%	15%
Segment (losses) earnings	$(25,942)	(3)%	$67,186	7%	$(93,128)	(139)%	(135)%
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
Nextel Brazil's segment earnings decreased $93.1 million, or 139%, on a reported basis, and 135% on a constant currency basis, in 2017 compared to 2016 primarily as a result of a decline in operating revenues, partially offset by lower operating expenses as follows:

1.	Service and other revenues

Service and other revenues decreased $114.3 million, or 12%, on a reported basis, and 19% on a constant currency basis, in 2017 compared to 2016 as a result of the decline in Nextel Brazil's iDEN subscriber base, as well as the decrease in service ARPU discussed above.

Nextel Brazil's WCDMA subscriber base grew from 2.815 million subscribers as of the end of 2016 to 2.896 million subscribers as of the end of 2017. Despite the overall growth in its WCDMA subscriber base, Nextel Brazil's WCDMA-based service and other revenues decreased 6% on a constant currency basis from 2016 to 2017 due to a decrease in local currency WCDMA service ARPU.

Nextel Brazil's iDEN-based service and other revenues decreased $131.3 million, or 47%, from 2016 to 2017, or 52% on a constant currency basis, as a result of a 58% decrease in Nextel Brazil's iDEN subscriber base from 823 thousand subscribers as of the end of 2016 to 350 thousand subscribers as of the end of 2017 and the decline in local currency iDEN service ARPU.

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

Cost of service increased $5.8 million, or 2%, on a reported basis in 2017 compared to 2016. On a constant currency basis, Nextel Brazil's cost of service decreased 7% over the same period mainly due to lower transmitter and receiver site rent and maintenance costs, a reduction in the volume of calls on Nextel Brazil's iDEN network and lower mobile termination rates, partially offset by expenses related to Nextel Brazil's RAN sharing agreement. Nextel Brazil will continue to incur rent expenses related to iDEN transmitter and receiver sites subsequent to their shutdown until these leases end.

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

c.	Corporate

			Actual Change from Previous Year
	Year Ended December 31, 2017	Year Ended December 31, 2016	Dollars	B(W) Change
	(dollars in thousands)
Other revenues	$106	$168	$(62)	(37)%
General and administrative expenses	(24,280)	(36,989)	12,709	34%
Segment losses	$(24,174)	$(36,821)	$12,647	34%
Segment losses decreased $12.6 million, or 34%, in 2017 compared to 2016 primarily due to reductions in payroll costs resulting from fewer general and administrative personnel following reductions in force and lower information technology costs resulting from the reorganization of certain roles and responsibilities between our Brazil and corporate teams. General and administrative expenses for 2017 included approximately $2.1 million of transaction costs related to our partnership agreement with AI Brazil Holdings.

C.    Liquidity and Capital Resources
As of December 31, 2018, we had working capital of $163.1 million, a $63.0 million decrease compared to working capital of $226.1 million as of December 31, 2017, due to cash used in our operations. Our working capital included $142.5 million in cash and cash equivalents, of which $3.0 million was held by Nextel Brazil in Brazilian reais, and $32.3 million in short-term investments, which was also held in Brazilian reais. As of December 31, 2018, we also had $106.1 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our consolidated balance sheet.
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
In October 2017, Nextel Brazil entered into an amended and restated equipment financing and sixth amendments to its two bank loans with Brazilian lenders. In January 2018, we received final approval from the China Export and Credit Insurance Corporation for the amended and restated equipment financing, at which point all of these amendments became effective. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, loans under these agreements have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of January 2026 for Nextel Brazil's bank loans and February 2026 for Nextel Brazil's equipment financing. These amendments also provide for a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020.
During July 2018, the tax audits related to Nextel Mexico's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. As a result, we have requested that New Cingular Wireless agree to the release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds, and on February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the Bankruptcy Court that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy. This difference of interpretation has been delaying and will continue to delay the release of the remaining amount of cash in escrow. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to these open audits in the future.
In August 2018, NII Holdings privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, NII Holdings issued a total of $115.0 million principal amount of convertible senior notes at par for total net proceeds of $109.8 million. The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due.

Cash Flows

	Year Ended December 31,
	2018	2017	2016

Cash, cash equivalents and restricted cash, beginning of year	$305,778	$422,232	$570,075
Net cash used in operating activities	(125,627)	(87,138)	(45,205)
Net cash (used in) provided by investing activities	(44,236)	18,833	(8,589)
Net cash provided by (used in) financing activities	116,497	(48,690)	(93,004)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,673)	541	(1,045)
Cash, cash equivalents and restricted cash, end of year	$250,739	$305,778	$422,232

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $125.6 million and $87.1 million of cash in our operating activities during 2018 and 2017, respectively, primarily to fund operating losses and working capital and to make interest payments under Nextel Brazil's equipment financing and bank loans. We used $45.2 million of cash in our operating activities during 2016, largely caused by a $76.9 million upfront payment related to Nextel Brazil's roaming and RAN sharing agreements with Telefonica.
We used $44.2 million of cash in our investing activities during 2018 primarily due to $18.4 million in net purchases of short-term investments in Brazil and $60.9 million in cash capital expenditures, partially offset by a $43.6 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil.
Our investing activities provided us with $18.8 million of cash during 2017 primarily due to $33.5 million of net cash returned to us from the release of performance bonds and $59.4 million in net proceeds received from the sale of short-term investments in Brazil, partially offset by $66.5 million in cash capital expenditures.
We used $8.6 million of cash in our investing activities during 2016 primarily due to $61.3 million in cash capital expenditures and $13.2 million we paid for judicial deposits, partially offset by $81.1 million of net cash returned to us from the release of performance bonds and $27.4 million in net proceeds received from the sale of short-term investments in Brazil and at the corporate level.
Our financing activities provided us with $116.5 million of cash during 2018 primarily due to $115.0 million in gross proceeds that we received in connection with the issuance of our convertible senior notes in August 2018 and $15.9 million in cash from AI Brazil Holdings' noncontrolling interest investment, partially offset by the payment of $5.2 million in debt financing costs related to the issuance of our convertible senior notes and the payment of $4.1 million in debt financing costs related to the amendments to Nextel Brazil's equipment financing and bank loans.
We used $48.7 million of cash in our financing activities during 2017 primarily due to $48.9 million in semi-annual principal payments under Nextel Brazil's equipment financing and $36.5 million in principal payments under Nextel Brazil's bank loans, partially offset by $50.0 million in cash we received in connection with our partnership agreement with AI Brazil Holdings.
We used $93.0 million of cash in our financing activities during 2016, primarily due to $48.4 million in semi-annual principal payments under Nextel Brazil's equipment financing and $42.5 million in principal payments under Nextel Brazil's bank loans.

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
Our ability to generate sufficient net cash from our operating activities in the future is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our subscribers, including our ability to increase the size of our subscriber base;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining subscribers, including the subsidies we incur to provide handsets to both our new and existing subscribers; and

•	changes in foreign currency exchange rates.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our network and the continued deployment of LTE;

•	payments in connection with previous spectrum purchases and ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.
The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2018. The information included in the table below reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements and certain assumptions, such as future interest rates. With the exception of amounts due under our convertible senior notes, most of the amounts included in the table below will be settled in Brazilian reais. Future events could cause actual payments to differ significantly from these amounts. See “Forward-Looking and Cautionary Statements.”

	Payments due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Capital leases and tower financing obligations (1)	$34,400	$67,253	$62,233	$453,634	$617,520
Operating leases (2)	106,922	197,947	158,928	628,449	1,092,246
Equipment financing (3)	12,753	24,459	132,220	131,504	300,936
Bank loans (4)	14,743	29,319	103,232	95,508	242,802
Spectrum financing (5)	25,818	58,695	68,106	37,582	190,201
Convertible senior notes (6)	4,901	9,775	124,775	—	139,451
Purchase obligations (7)	48,852	40,496	—	—	89,348
Other long-term obligations (8)	567	—	4,369	111,325	116,261
Total contractual commitments	$248,956	$427,944	$653,863	$1,458,002	$2,788,765
_______________________________________

(1)	These amounts represent future lease payments due under our co-location agreements, our tower financing arrangements and our sale-leaseback of towers in Brazil in 2013, which are guaranteed by NIIT.

(2)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches, as well as our office facilities.

(3)
These amounts represent principal and interest payments associated with a U.S. dollar-denominated loan agreement with the China Development Bank in Brazil to finance infrastructure equipment, which is guaranteed by Nextel Holdings.

(4)	These amounts represent principal and interest payments associated with Nextel Brazil's bank loans denominated in Brazilian reais.

(5)	These amounts represent principal and interest payments in connection with the amount Nextel Brazil borrowed to acquire 30MHz of spectrum in the 1.8 GHz band in July 2016.

(6)	These amounts represent principal and interest payments over the full term of the convertible senior notes NII Holdings issued in August 2018, assuming the current payment schedule.

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

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $64.2 million, $51.1 million and $51.3 million for the years ended December 31, 2018, 2017 and 2016. We expect our capital expenditures for 2019 will be slightly higher than the levels experienced in 2018. Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our network and deploy LTE;

•	the extent to which we expand the coverage of our network in new or existing market areas;

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

Future Outlook.  As of December 31, 2018, our consolidated sources of funding included $174.8 million in cash and short-term investments and $106.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. In addition, AI Brazil Holdings, our minority investor in Nextel Holdings, may fund up to 30% of the cash needs that arise at Nextel Holdings and its subsidiaries in order to maintain its current ownership in Nextel Holdings.
As a result of the amendments to Nextel Brazil's bank loans and equipment financing that became effective in January 2018, as well as the issuance of our convertible senior notes in August 2018, our liquidity forecast has improved. If the proposed sale of Nextel Brazil is not ultimately completed, and if we are able to recover a significant amount of the remaining cash held in escrow in 2019, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our current business plan for the next few years. However, our business plan, without contemplating the completion of the sale of Nextel Brazil, is based on a number of assumptions, including assumptions regarding the recovery of the escrow, our ability to maintain subscriber turnover levels similar to those we experienced in 2018 and continued investments from AI Brazil Holdings. If the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount, or if we do not recover substantially all of our previously requested escrowed funds in 2019, we may need to alter our business plan or obtain additional funding. If the proposed sale of Nextel Brazil is consummated, Nextel Brazil’s day-to-day business operations will be interrupted. In connection with the completion of the sale, we would receive gross proceeds of $905.0 million on a debt free and cash free basis, subject to certain adjustments, of which AI Brazil Holdings would receive its pro rata share plus a preferred return, but we expect to incur significant cash expenditures in connection with out-of-pocket expenses related to the sale process and the wind up of our headquarters operations.
In addition, if the completion of the proposed sale of Nextel Brazil does not occur, if our actual results of operations differ from our business plan or AI Brazil Holdings decides not to provide additional capital, our business may be negatively affected, which would require us to alter our business plan or obtain additional funding. If we are unable to obtain additional funding or successfully implement changes to our business plan as needed, we may be unable to settle our obligations as they become due.
In making the assessment of our funding needs and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	restricted cash currently held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico;

•	expected cash flows from our operations in Brazil and expected cash expenditures at our corporate headquarters;

•	the timing of spectrum payments, including ongoing fees for spectrum use;

•	our anticipated level of capital expenditures;

•	our scheduled debt service obligations;

•	our other contractual obligations;

•	potential incremental investments by AI Brazil Holdings; and

•	cash income and other taxes.
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

See Note 2 to our consolidated financial statements for disclosures concerning new and recently adopted accounting standards.

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
We occasionally enter into derivative transactions for hedging or risk management purposes. We have not and do not intend to enter into any derivative transactions for speculative or profit generating purposes. In the past, Nextel Brazil has entered into hedge agreements to manage foreign currency risk on certain forecasted transactions.
Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2018, approximately 42% of our consolidated principal amount of debt was fixed rate debt, and the remaining 58% of our total consolidated debt was variable rate debt.
The table below presents projected principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2018 for both our fixed and variable rate debt obligations, all of which have been determined at their fair values. See Notes 7 and 8 to our consolidated financial statements for more information. The changes in the fair values of our debt obligations compared to their fair values as of December 31, 2017 reflect changes in applicable market conditions and changes in other company-specific conditions during 2018. In addition, the interest rates presented below reflect the impact of the implementation of fresh start accounting on our capital lease obligations. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our debt obligations are denominated in U.S. dollars (US$) and Brazilian reais (BRL).

	Year of Maturity						2018		2017
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)
Fixed Rate (US$)	$—	$—	$—	$—	$115,000	$—	$115,000	$114,281	$—	$—
Average Interest Rate	—	—	—	—	4.3%	—	4.3%
Fixed Rate (BRL)	$19,974	$20,684	$20,767	$19,995	$20,550	$84,945	$186,915	$192,804	$228,023	$218,449
Average Interest Rate	19.4%	21.0%	21.3%	18.5%	20.8%	57.2%	37.0%		39.3%
Variable Rate (US$)	$1,200	$1,200	$1,200	$57,558	$57,558	$124,709	$243,425	$233,581	$244,625	$237,958
Average Interest Rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%		3.7%
Variable Rate (BRL)	$833	$833	$833	$40,000	$40,000	$86,669	$169,168	$119,218	$199,131	$144,301
Average Interest Rate	8.1%	8.9%	8.9%	8.9%	8.9%	8.9%	8.9%		9.6%

Item 8.	Financial Statements and Supplementary Data
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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and that such information is accumulated and communicated to the Company's management, including our principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2018, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We performed procedures to mitigate the impact of these deficiencies on our consolidated financial statements, including additional reviews and validations performed by staff at our headquarters office who were not directly part of the financial close process in Brazil. Based on these procedures, management believes that the consolidated financial statements included in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the periods presented.

Changes in Internal Control over Financial Reporting

Strengthening internal control over financial reporting at Nextel Brazil was an organizational focus throughout 2018. As detailed below, we implemented changes and improvements in several components of internal control during 2018, including in the fourth quarter.

Control Environment

We completed a resource needs assessment at Nextel Brazil to develop a hiring plan focused on gaining a sufficient number of qualified resources to provide depth and continuity within our technical accounting and internal control departments. We complemented this effort with external consultants to assist with short-term projects and those requiring specific skills. In addition, U.S. GAAP and internal control trainings were delivered to key personnel.

Information and Communication

We targeted certain areas for the development of automation to reduce the level of effort and risk associated with manual reviews and validations. Accordingly, we completed the first phases of projects to automate lease accounting and balance sheet account reconciliations. We also improved the flow of information between business areas and the accounting and reporting function by implementing control activities to ensure the timely delivery of information necessary for financial reporting and communicating implications of non-compliance to key stakeholders across the organization.

Control Activities

We completed the remediation of numerous process level control deficiencies, as well as the implementation of numerous new process level controls in 2018. We have also implemented and continue to implement controls related to our adoption of ASU No. 2016-02, “Leases.”

Although these improvements did not result in the remediation of our material weakness, and certain efforts are continuing, they have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, management conducted an assessment using the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2018 due to a material weakness that impacts the control environment, risk assessment, and information and communication components of internal control. Our internal control environment lacks automation, and we depend on personnel and manual processes to validate the completeness and accuracy of information used to support accounting analyses. We experienced a high rate of change in our business and regulatory environments, which, when combined with turnover among key resources, impacted our ability to respond to changing financial reporting risks, reach accounting conclusions in a timely manner, and design and carry out the appropriate business process controls. We also implemented certain process automation activities, however, our general information technology controls over these system changes did not operate effectively, which could have adversely impacted the related manual and automated business process controls. These matters, in combination, resulted in immaterial misstatements, some of which were corrected, across multiple accounts. These matters create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis.

KPMG LLP, an independent registered public accounting firm, has issued an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2018. KPMG LLP’s report appears on Page F-3 of this annual report on Form 10-K.

Plan for Remediation of Nextel Brazil's Material Weakness

Management remains committed to dedicating the resources necessary to achieve a stable and effective internal control environment and will maintain sufficiently experienced resources, automate processes, monitor risks related to new accounting requirements or changes in our business, and implement control activity remediation plans. Specifically, during 2019, we plan to:

•	continue to drive accountability for effective internal control over financial reporting through a top-down, company-wide performance management process;

•	improve our processes for identifying, managing and appropriately accounting for non-routine transactions;

•	complete automation projects related to lease accounting and balance sheet account reconciliations; and

•	design and implement new business process controls and general information technology controls to address known deficiencies.

To the extent the proposed sale of Nextel Brazil is consummated, we expect that hiring the necessary qualified resources, as described above, would prove difficult. In addition, we could be impacted by employee turnover and would likely delay certain investments in our remediation efforts, which would likely delay the remediation of Nextel Brazil’s material weakness beyond 2019.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item will be provided by being incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be provided by being incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

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

Page
Schedule I — Condensed Financial Information of Registrant	F-36
Schedule II — Valuation and Qualifying Accounts	F-40

(3) List of Exhibits.

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	8-K	2.1	06/22/15
3.1	Amended and Restated Certificate of Incorporation of NII Holdings.	S-8	3.1	06/26/15
3.2	Fifth Amended and Restated Bylaws of NII Holdings.	S-8	3.2	06/26/15
4.2	Indenture, dated as of August 14, 2018, between NII Holdings and Wilmington Trust, National Association, as trustee.	8-K	4.1	08/14/18
4.3	Form of 4.25% Convertible Senior Note due 2023 (included as Exhibit A in Exhibit 4.2).	8-K	4.2	08/14/18
10.1	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings.	10-Q	10.1	11/08/11
10.2	Amendment No. 3 to Fourth Amended and Restated Trademark License Agreement with Nextel Communications, Inc. and NII Holdings, dated June 1, 2015.	10-K	10.2	03/03/16
10.3	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Comunicaciones de Mexico S.A. de C.V., Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings.	8-K	10.1	01/26/15
10.4	Amended and Restated Credit Agreement, effective January 5, 2018, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Sinosure).	8-K	10.1	11/01/17
10.5	Amended and Restated Credit Agreement, effective January 5, 2018, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Non-Sinosure).	8-K	10.2	11/01/17
10.6	Parent Guaranty Agreement, effective January 5, 2018, between Nextel Holdings S.à r.l., as Parent Guarantor, and China Development Bank, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.4	11/01/17
10.7 (+)	Letter Agreement with Steven Shindler, dated February 1, 2019.	8-K	10.1	02/01/19
10.8	Amendment No. 6 and Consolidation to Bank Credit Certificate, effective January 5, 2018, between Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.8	11/01/17
10.9	Amendment No. 6 and Consolidation to Bank Credit Certificate, effective January 5, 2018, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.6	11/01/17
10.10	Investment Agreement, dated June 5, 2017, among NII Holdings, AINMT Holdings AB and AINMT Brazil Holdings B.V., among others.	8-K	10.1	06/06/17
10.11	Shareholders Agreement in Relation to Nextel Holdings S.à r.l., dated June 5, 2017, among NII International Telecom and AINMT Brazil Holdings B.V., among others.	8-K	10.2	06/06/17
10.12	NII Holdings Severance Plan.	10-K	10.16	02/28/13
10.13(+)	NII Holdings Change of Control Severance Plan.	8-K	10.2	12/22/15
10.14(+)	NII Holdings 2015 Incentive Compensation Plan.	S-8	4.1	06/26/15
10.15(+)	Form of Restricted Stock Award Agreement (Employees).	8-K	10.3	06/30/15
10.16(+)	Form of Nonqualified Stock Option Agreement (Employees).	8-K	10.4	06/30/15

10.17(+)	Form of Director and Executive Officer Indemnification Agreement.	10-K	10.32	03/03/16
10.18(+)	Form of Separation and Release Agreement for Daniel Freiman and Shana Smith.	10-K	10.18	03/15/18
10.19(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013.	8-K	10.1	05/02/13
10.20(+)	Separation and Release Agreement between NII Holdings and Steven Shindler, dated July 25, 2017.	8-K	10.1	07/27/17
10.21(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated April 24, 2017.	8-K	10.2	07/27/17
10.22(+)	First Amendment to Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated January 12, 2018.	10-K	10.22	03/15/18
10.23(+)	Letter Agreement between NII Holdings and Daniel Freiman, dated July 25, 2017.	8-K	10.3	07/27/17
10.24(+)	Letter Agreement between NII Holdings and Shana Smith, dated July 25, 2017.	8-K	10.4	07/27/17
10.25(+)	Letter Agreement with Steven Shindler, dated July 30, 2018.	8-K	10.1	08/01/18
10.26(+)	NII Holdings Form of Restricted Stock Unit Agreement (Non-U.S. Employees - Brazil).	10-Q	10.1	08/07/18
10.27(+)	NII Holdings Form of Restricted Stock Unit Agreement (U.S. Employees).	10-Q	10.2	08/07/18
10.28(+)	NII Holdings Form of Restricted Stock Unit Agreement (Directors).	10-Q	10.3	08/07/18
10.29	Purchase Agreement dated March 18, 2019, among NII Holdings, Inc., NII International Holdings S.à r.l., America Movil, S.A.B. de C.V. and AI Brazil Holdings B.V.	8-K	10.1	03/18/19
10.30	Letter Agreement dated March 18, 2019 between NII Holdings, Inc., NII Brazil Holdings S.à r.l., NII International Holdings S.à r.l. and AI Brazil Holdings B.V.	8-K	10.2	03/18/19
21.1	Subsidiaries of NII Holdings.				*
23.1	Consent of KPMG LLP.				*
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
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
Timothy M. Mulieri Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
March 18, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2019.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers on January 1, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and several related amendments.
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
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
NII Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NII Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index (collectively, the consolidated financial statements), and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an insufficient number of experienced resources at Nextel Brazil, which impacted, among other things, the Company's ability to reach timely accounting conclusions, validate the completeness and accuracy of information used to support accounting analyses across multiple accounts, and design and carry out control activities to be responsive to changes in the Company's business and regulatory environments, as well as the ineffective operation of general information technology controls over system changes, which could have adversely impacted the related manual and automated business process controls, has been identified and included in management's assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
March 18, 2019

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$142,486	$193,888
Short-term investments	32,329	16,711
Accounts receivable, net of allowance for doubtful accounts of $19,637 and $42,011	99,885	106,715
Handset and accessory inventory	1,949	3,163
Prepaid expenses and other	245,916	264,017
Total current assets	522,565	584,494
Property, plant and equipment, net	143,930	117,262
Intangible assets, net	162,156	191,757
Other assets	231,179	220,009
Total assets	$1,059,830	$1,113,522
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$39,147	$42,284
Accrued expenses and other	298,990	308,129
Current portion of long-term debt	21,350	7,990
Total current liabilities	359,487	358,403
Long-term debt	632,857	647,717
Other long-term liabilities	249,055	218,590
Total liabilities	1,241,399	1,224,710
Commitments and contingencies (Notes 1 and 9)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 101,323 shares issued and outstanding — 2018, 100,384 shares issued and outstanding — 2017	101	100
Paid-in capital	2,143,240	2,139,299
Accumulated deficit	(2,236,883)	(2,127,903)
Accumulated other comprehensive loss	(8,435)	(47,239)
Total NII Holdings stockholders’ deficit	(101,977)	(35,743)
Noncontrolling interest	(79,592)	(75,445)
Total deficit	(181,569)	(111,188)
Total liabilities and stockholders’ deficit	$1,059,830	$1,113,522

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating revenues
Service and other revenues	$605,492	$848,806	$963,209
Handset and accessory revenues	15,205	21,888	21,837
	620,697	870,694	985,046
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	287,598	370,435	364,648
Cost of handsets and accessories	18,571	40,207	29,273
Selling, general and administrative	308,828	510,168	560,760
Impairment, restructuring and other charges, net	18,949	175,358	1,384,811
Depreciation	15,119	20,451	135,429
Amortization	13,497	14,995	36,954
	662,562	1,131,614	2,511,875
Operating loss	(41,865)	(260,920)	(1,526,829)
Other (expense) income
Interest expense, net	(100,513)	(118,605)	(113,732)
Interest income	12,357	41,507	37,689
Foreign currency transaction (losses) gains, net	(49,008)	(1,271)	76,615
Other expense, net	(7,217)	(7,485)	(10,514)
	(144,381)	(85,854)	(9,942)
Loss from continuing operations before income taxes	(186,246)	(346,774)	(1,536,771)
Income tax benefit (Note 10)	—	6,347	2,892
Loss from continuing operations	(186,246)	(340,427)	(1,533,879)
(Loss) income from discontinued operations, net of income taxes (Note 6)	(8,414)	1,005	(19,994)
Net loss	(194,660)	(339,422)	(1,553,873)
Net loss attributable to noncontrolling interest	(51,580)	(46,275)	—
Net loss attributable to NII Holdings	$(143,080)	$(293,147)	$(1,553,873)

Net loss from continuing operations per common share, basic and diluted	$(1.86)	$(3.40)	$(15.32)
Net (loss) income from discontinued operations per common share, basic and diluted	(0.08)	0.01	(0.20)
Net loss attributable to NII Holdings per common share, basic and diluted	$(1.94)	$(3.39)	$(15.52)

Weighted average number of common shares outstanding, basic and diluted	100,675	100,332	100,098

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$38,804	$7,360	$169,785
Other comprehensive income	38,804	7,360	169,785
Net loss attributable to NII Holdings	(143,080)	(293,147)	(1,553,873)
Total comprehensive loss attributable to NII Holdings	$(104,276)	$(285,787)	$(1,384,088)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2015	100,001	100	2,070,497	(280,883)	(245,719)	1,543,995	—	1,543,995
Net loss	—	—	—	(1,553,873)	—	(1,553,873)	—	(1,553,873)
Other comprehensive income	—	—	—	—	169,785	169,785	—	169,785
Share-based compensation activity	257	—	6,115	—	—	6,115	—	6,115
Balance, December 31, 2016	100,258	100	2,076,612	(1,834,756)	(75,934)	166,022	—	166,022
Net loss	—	—	—	(293,147)	—	(293,147)	(46,275)	(339,422)
Other comprehensive income	—	—	—	—	7,360	7,360	1,460	8,820
Share-based compensation activity	126	—	4,797	—	—	4,797	170	4,967
Sale of noncontrolling interest	—	—	57,890	—	21,335	79,225	(30,800)	48,425
Balance, December 31, 2017	100,384	100	2,139,299	(2,127,903)	(47,239)	(35,743)	(75,445)	(111,188)
Net loss	—	—	—	(143,080)	—	(143,080)	(51,580)	(194,660)
Other comprehensive income	—	—	—	—	38,804	38,804	16,642	55,446
Share-based compensation activity	939	1	3,941	—	—	3,942	288	4,230
Noncontrolling interest investment	—	—	—	—	—	—	15,900	15,900
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Balance, December 31, 2018	101,323	$101	$2,143,240	$(2,236,883)	$(8,435)	$(101,977)	$(79,592)	$(181,569)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(194,660)	$(339,422)	$(1,553,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	8,414	(1,005)	19,994
Amortization of debt discounts (premiums) and financing costs	3,791	(3,297)	(4,570)
Depreciation and amortization	28,616	35,446	172,383
Provision for losses on accounts receivable	36,042	76,518	77,883
Provision for inventory obsolescence	—	1,033	1,731
Foreign currency transaction losses (gains), net	49,008	1,271	(76,615)
Impairment charges and (gains) losses on disposal of fixed assets	(1,315)	68,529	1,352,667
Deferred income tax benefit	—	(568)	(3,183)
Share-based compensation expense	3,990	4,967	6,076
(Gain) loss on derivative instruments	(8,187)	—	3,478
Other, net	(1,338)	2,636	(1,580)
Changes in assets and liabilities:
Accounts receivable	(45,475)	(30,534)	(58,951)
Prepaid value-added taxes	(10,358)	8,749	15,894
Handset and accessory inventory	460	4,139	17,273
Prepaid expenses and other	(24,555)	(13,358)	8,903
Other long-term assets	(21,095)	(7,244)	(41,447)
Accrued value-added taxes	14,297	19,211	(7,565)
Other long-term liabilities	23,279	85,995	41,851
Accounts payable, accrued expenses and other	13,459	(204)	(15,554)
Net cash used in operating activities	(125,627)	(87,138)	(45,205)
Cash flows from investing activities:
Capital expenditures	(60,942)	(66,536)	(61,291)
Purchases of investments	(817,507)	(629,364)	(1,075,119)
Proceeds from sales of investments	799,106	688,714	1,102,492
Purchase of licenses	(4,615)	(2,289)	(16,936)
Change in deposits, net	43,644	27,965	68,366
Other, net	31	275	(2,243)
Total investing cash (used in) provided by continuing operations	(40,283)	18,765	15,269
Total investing cash (used in) provided by discontinued operations	(3,953)	68	(23,858)
Net cash (used in) provided by investing activities	(44,236)	18,833	(8,589)
Cash flows from financing activities:
Gross proceeds from issuance of convertible notes	115,000	—	—
Proceeds from noncontrolling interest investment	15,900	50,000	—
Repayments under equipment financing and local bank loans	(2,028)	(85,949)	(90,843)
Repayments under capital leases and other	(5,282)	(9,522)	(2,161)
Payments of debt financing costs	(9,299)	(2,026)	—
Other, net	2,206	(1,193)	—
Net cash provided by (used in) financing activities	116,497	(48,690)	(93,004)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,673)	541	(1,045)
Net decrease in cash, cash equivalents and restricted cash	(55,039)	(116,454)	(147,843)
Cash, cash equivalents and restricted cash, beginning of year	305,778	422,232	570,075
Cash, cash equivalents and restricted cash, end of year	$250,739	$305,778	$422,232

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Operations

Overview. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “NII,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Our consolidated results from continuing operations in this annual report on Form 10-K include the results of operations of Nextel Brazil and our corporate headquarters.
We provide wireless communication services under the NextelTM brand in Brazil with our principal operations located in major urban and suburban centers with high population densities and related transportation corridors where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. We are also a party to a roaming agreement that allows us to offer our subscribers nationwide voice and data services outside of our network's footprint. Our target market is individual consumers who use our services to meet both professional and personal needs. Our target subscribers generally exhibit above average usage, revenue and loyalty characteristics. We believe our subscribers are attracted to the services and pricing plans we offer, the quality of and data speeds provided by our network and our dedicated customer service.
The services we currently offer include:

•	mobile telephone voice and wireless data services;

•	international voice and data roaming services; and

•	value-added services, including sports, music and entertainment streaming capabilities; online education; and access to national and international WiFi hotspot networks.
Our original network utilized integrated digital enhanced network, or iDEN, technology to provide mobile services on our 800 megahertz, or MHz, spectrum holdings. During the last several years, Nextel Brazil experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in September 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some subscribers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018.
Proposed Sale of Nextel Brazil. On March 18, 2019, NII Holdings, Inc. and NII International Holdings S.à r.l., or NIIH, a wholly-owned subsidiary of NII, entered into a purchase agreement with América Móvil, S.A.B. de C.V., or AMX, and AI Brazil Holdings B.V., or AI Brazil Holdings, pursuant to which NII and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NII Brazil Holdings S.à r.l., or NIIBH, and such shares, together with any shares of NIIBH issued after the date of the purchase agreement, or the acquired equity interests, to AMX. We refer to this transaction as the Nextel Brazil transaction. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings S.à r.l., or Nextel Holdings, to NIIBH. We refer to this transaction as the AI Brazil Holdings transaction. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil.

Under the terms of the purchase agreement, AMX will acquire the acquired equity interests for an aggregate purchase price of $905.0 million on a debt free and cash free basis, subject to certain adjustments at closing, including reimbursement for capital expenditures and working capital investments made from March 1, 2019 to closing. AI Brazil Holdings will receive its pro rata share of the net purchase price plus the preferred return contemplated in the Amended and Restated Articles of Association of Nextel Holdings. AMX will place $30.0 million of the purchase price into an 18-month escrow account to secure NII’s indemnification obligations under the purchase agreement.

In addition, in connection with the Nextel Brazil transaction, NII and AI Brazil Holdings have entered into an agreement relating to the Nextel Brazil transaction that includes the resolution of a dispute regarding the investment of funds into Nextel Holdings from an escrow related to NII’s sale of its operations in Mexico, or the Mexico escrow, pursuant to which the parties have agreed that AI Brazil Holdings will receive, after the closing of the Nextel Brazil transaction, the first $10.0 million recovered from the Mexico escrow followed by 6% of the value of additional funds recovered from the Mexico escrow, in both cases, if and when funds are released. NII has also agreed to indemnify AI Brazil Holdings for damages that may arise from certain tax contingencies, transaction expenses, transaction-related litigation and other matters in connection with its participation in the Nextel Brazil transaction.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including approval of the stockholders of NII, receipt of required regulatory and antitrust approvals, and either an amendment eliminating the obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII’s indenture with respect to our 4.25% convertible senior notes due 2023.

The purchase agreement includes certain termination rights for each party and provides that, in specified circumstances, NII is required to pay a termination fee of $25.0 million. In the event that the purchase agreement is terminated because NII’s stockholders fail to approve the Nextel Brazil transaction, NII is obligated to reimburse AMX for its documented out-of-pocket expenses incurred in connection with the purchase agreement and the transactions contemplated thereby, up to $2.0 million.

The purchase agreement contains customary representations, warranties and covenants made by NII, NIIH, AMX and AI Brazil Holdings. Among other things, NIIH has agreed to conduct NIIBH’s, and each of its subsidiaries’, business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the proposed sale of Nextel Brazil, NII’s Board of Directors has approved a plan to dissolve and wind up its headquarters upon the completion of this transaction, which is also subject to approval by NII’s stockholders.

Minority Investment. On June 5, 2017, the Company and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of the Company and ice group, entered into an investment agreement and a shareholders agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings S. à r.l., or Nextel Holdings, a newly formed subsidiary of the Company that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed the sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its current ownership level. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

The investment agreement provided for, after ice group’s initial investment, the Company's contribution of proceeds arising from the release of funds deposited in escrow in connection with the sale of our Mexican operations through a 115 account, which is a contribution without the issuance of additional equity. See Note 6 for more information regarding escrowed funds. Management does not believe that this requirement survives the termination of the investment agreement and intends for all future contributions by the Company to Nextel Holdings to be made through capital contributions with additional equity being issued to us. ice group and AI Brazil Holdings have notified the Company that they believe future escrow proceeds received by the Company from the escrow account must be contributed to Nextel Holdings through the 115 account without the issuance of equity, which would result in 30% of the disputed escrow being subject to AI Brazil Holdings' non-controlling interest. To the extent the Nextel Brazil transaction is not completed and the related settlement between us and AI Brazil Holdings is not consummated, AI Brazil Holdings’ non-controlling interest in future escrow proceeds received by the Company would remain in dispute.

Sources of Funding. As of December 31, 2018, our consolidated sources of funding included $174.8 million in cash and short-term investments and $106.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. In addition, AI Brazil Holdings B.V., or AI Brazil Holdings, our minority investor in Nextel Holdings S. à r.l., or Nextel Holdings, may fund up to 30% of the cash needs that arise at Nextel Holdings and its subsidiaries in order to maintain its current ownership in Nextel Holdings. If we are able to recover a significant amount of the remaining cash held in escrow in 2019, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our current business plan for the next few years. However, our business plan is based on a number of assumptions, including assumptions regarding the recovery of the escrow, our ability to maintain subscriber turnover levels similar to those we experienced in 2018 and continued investments from AI Brazil Holdings. If the ultimate amount recovered from our cash held in escrow does not meet our current forecasted amount, or if we do not recover substantially all of our previously requested escrowed funds in 2019, we may need to alter our business plan or obtain additional funding. In addition, if our actual results of operations differ from our

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business plan or AI Brazil Holdings decides not to provide additional capital, our business may be negatively affected, which would require us to alter our business plan or obtain additional funding.
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended September 30, 2018, we determined that certain errors existed in our previously filed financial statements. Specifically, for the year ended December 31, 2017, service and other revenues was understated by $0.9 million, cost of service was overstated by $4.2 million, impairment, restructuring and other charges, net was overstated by $4.4 million and depreciation was overstated by $1.7 million. These errors were the result of improperly recording expenses for certain non-income based tax credits and restructuring charges for certain transmitter and receiver sites. We evaluated these errors in accordance with the Securities and Exchange Commission's, or the SEC's, authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we determined that the impact of these errors on our prior period consolidated financial statements is immaterial. However, since the correction of these errors in the third quarter of 2018 could have been considered material to our results of operations for the three months ended September 30, 2018, we revised our prior period financial statements to correct these errors.
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
For the year ended December 31, 2017, the correction of these errors resulted in an $11.2 million decrease in operating loss, loss from continuing operations and net loss, a $3.4 million decrease in net loss attributable to noncontrolling interest and a $7.9 million decrease in net loss attributable to NII Holdings. In addition, for the year ended December 31, 2017, the correction of these errors resulted in a $0.11 decrease in both net loss from continuing operations per basic and diluted common share and net loss attributable to NII Holdings per basic and diluted common share.

2.    Summary of Significant Accounting Policies

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
Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Brazil. Regulatory entities in Brazil regulate the licensing, construction, acquisition, ownership and operation of our networks, and certain other aspects of our business, including some of the rates we charge our subscribers. Changes in the current telecommunications statutes or regulations in Brazil could adversely affect our business. In addition, as of December 31, 2018, 81% of our total assets were owned by Nextel Brazil. Political, financial and economic developments in Brazil could impact the recoverability of our assets.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, monetary assets and liabilities held by Nextel Brazil that are denominated in U.S. dollars give rise to realized and unrealized foreign currency transaction gains and losses, which we record in our consolidated statement of comprehensive loss as foreign currency transaction gains or losses. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil are of a long-term investment nature.
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
We analyze the net realizable value of handset and accessory inventory on a periodic basis. This analysis includes an assessment of the obsolescence of individual devices, our sales forecasts and other factors. We did not record any losses related to inventory obsolescence in 2018. For the years ended December 31, 2017 and 2016, we recorded losses related to inventory obsolescence of $1.0 million and $1.7 million, respectively.
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
As of December 31, 2018 and 2017, our asset retirement obligations were included as a component of other long-term liabilities in our consolidated balance sheet and are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance, January 1, 2017	$27,606
New asset retirement obligations	486
Change in assumptions	(9,181)
Accretion	1,677
Settlement of asset retirement obligations	(9,375)
Foreign currency translation and other	112
Balance, December 31, 2017	11,325
New asset retirement obligations	282
Change in assumptions	753
Accretion	492
Settlement of asset retirement obligations	(1,319)
Foreign currency translation and other	(2,038)
Balance, December 31, 2018	$9,495
Derivative Financial Instruments.  We occasionally enter into derivative transactions for hedging or risk management purposes. We record all derivative instruments as either assets or liabilities on our consolidated balance sheet at their fair value. We have not and do not intend to enter into any derivative transactions for speculative or profit generating purposes. See Note 8 for additional information.
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
In Brazil, licenses are customarily issued conditionally for specified periods of time ranging from 15 to 30 years, including renewals. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. In light of these uncertainties, we classify our licenses as definite lived intangible assets. In connection with the implementation of fresh start accounting, we revised the remaining estimated useful lives of our licenses to include renewal periods in cases where it is probable that a renewal will occur.
Revenue Recognition.  Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of handsets and accessories. Wireless service revenues primarily consist of access charges for providing customers with voice, data or messaging services over the contract period. As a result of the implementation of Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” and several related amendments, which we refer to as Accounting Standards Codification, or ASC, 606, beginning January 1, 2018, we allocate revenue between the handset and the service based on relative standalone selling price, or SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.
We recognize revenue related to access charges ratably over the contract period and net of taxes collected from customers. We recognize handset and accessory revenue when a subscriber takes possession of the device. The transaction price of the handset sold, if any, is billed at the time of sale. Although more than 90% of our subscribers typically purchase services only and acquire a handset separately, the remainder of our subscriber base purchases a handset offered at a discounted price bundled with services. In these types of bundled sales, we allocate a portion of our future service billings to the handset and recognize revenue upon handset delivery at the inception of the contract.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue-Based Taxes.  Prior to the implementation of ASC 606, we recorded certain revenue-based taxes on a gross basis. For the years ended December 31, 2017 and 2016, we recognized $28.2 million and $46.9 million, respectively, in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our consolidated statement of comprehensive loss. As a result of the adoption of ASC 606, we now record all revenue net of taxes collected from customers. If we had not implemented ASC 606 on January 1, 2018, we would have recognized an additional $15.2 million in revenue-based taxes as a component of both service and other revenues and selling, general and administrative expenses in our consolidated statement of comprehensive loss during the year ended December 31, 2018.
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
Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $26.6 million, $26.9 million and $30.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Net (Loss) Income Per Common Share, Basic and Diluted.  Basic net loss per common share is computed by dividing adjusted net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution of securities that could participate in our earnings, but not securities that are antidilutive, including stock options with an exercise price greater than the average market price of our common stock.
Our unvested restricted stock awards, or RSAs, contain non-forfeitable rights to dividends, whether paid or unpaid. As a result, our RSAs are considered participating securities because their holders have the right to participate in earnings with common stockholders. We use the two-class method to allocate net income between common shares and other participating securities.
AI Brazil Holdings' investment in Nextel Holdings was made in the form of cumulative preferred shares. Under the terms of this agreement, liquidation proceeds or distributions of Nextel Brazil's future earnings will be allocated first to AI Brazil Holdings until its cumulative dividends and original investment have been recouped. Earnings will then be allocated to us to the extent of our investment and pro rata thereafter. AI Brazil Holdings is entitled to receive a 2% annual dividend on its cumulative preferred voting stock in Nextel Holdings. AI Brazil Holdings' preferred shares are considered participating securities. As presented for the years ended December 31, 2018 and 2017, our calculations of basic net loss from continuing operations per common share include $51.6 million and $46.3 million, respectively, in net loss attributable to noncontrolling interest and $1.0 million and $0.5 million, respectively, related to undeclared dividends on AI Brazil Holdings' preferred stock.
For the year ended December 31, 2018, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes because their effect would have been antidilutive. In addition, for the years ended December 31, 2018, 2017 and 2016, we did not include 3.4 million, 3.4 million and 3.5 million stock options, respectively, and 1.0 million, 0.3 million and 0.8 million in restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASC 606. This new pronouncement provides us with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. We implemented ASC 606 on January 1, 2018 using the modified retrospective method. We did not retroactively adjust prior periods. In utilizing the modified retrospective method, we are recognizing the cumulative effect of applying the standard at the date of initial application. We have disclosed the results under both the new and old standards for this first year after adoption. See Note 3 for more information regarding the adoption of ASC 606.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18, which provides guidance regarding cash flow statement classification and presentation of changes in restricted cash. We implemented this new standard on January 1, 2018. As required, we provided a reconciliation of cash and cash equivalents as presented in our consolidated balance sheets to cash, cash equivalents and restricted cash as presented in our consolidated statements of cash flows for all periods presented in Note 5.
New Accounting Pronouncements.  In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which we refer to as ASC 842. ASC 842 replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASC 842 will require lessees to recognize most leases on their balance sheet as liabilities, with corresponding right-of-use, or ROU, assets, and is effective for interim and annual reporting periods beginning after December 15, 2018, subject to early adoption. In transition, lessees have the option to recognize and measure leases either at the beginning of the earliest period presented or at the beginning of the period of adoption using a modified retrospective approach.
We adopted ASC 842 on January 1, 2019 utilizing the modified retrospective approach and selected this adoption date as our date of initial application. As a result, we do not plan to update financial information related to periods prior to January 1, 2019 nor do we plan to provide the disclosures required under ASC 842 for periods prior to January 1, 2019. The modified retrospective approach includes a package of optional practical expedients that we elected to apply. Among other things, these expedients permit us not to reassess prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. We also elected the allowable practical expedient that will permit us to use hindsight while performing evaluations of our leases. We expect that the adoption of this new standard will have a material effect on our consolidated financial statements. In addition to providing significant new disclosures regarding our leasing activities as required, we believe that the most significant impacts of the adoption of ASC 842 relate to:
(i) our lease liabilities will increase by a range of approximately $385.0 million to $430.0 million primarily related to transmitter and receiver sites based on the present value of the remaining minimum rental payments utilizing the application of hindsight; and
(ii) our ROU assets will increase by a range of approximately $325.0 million to $365.0 million; and
(iii) the derecognition of approximately $40.0 million in accrued liabilities related to lease exit costs that we previously recorded under ASC 420, "Exit Disposal Cost Obligations," in connection with the abandonment of certain transmitter and receiver sites.
ASC 842 also provides practical expedients for certain ongoing accounting situations. We elected the short-term lease recognition and measurement exemption, which allows us not to recognize ROU assets or lease liabilities for all leases with a term of 12 months or less, including existing short-term leases of those assets in transition. We also elected the non-separation practical expedient that allows us not to separate lease and non-lease components for substantially all of our leases. We are continuing to evaluate each of the remaining additional effects the adoption of ASC 842 will have on our consolidated financial statements.
Reclassifications. We have reclassified some prior period amounts in our consolidated financial statements to conform to our current presentation.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Revenue Recognition

On January 1, 2018, we implemented ASC 606 using the modified retrospective method. The primary change to our revenue recognition policies relates to contracts with customers where the customer purchases a discounted handset in connection with entering into a contract for telecommunications services. In accordance with ASC 606, we allocate revenue between the handset and the service based on relative SSP. We recognize revenue when we satisfy a performance obligation by providing services or transferring control of promised handsets and accessories, which are distinct to a customer. We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for those performance obligations.

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

Remaining Performance Obligations. As of December 31, 2018, we have $333.7 million of remaining performance obligations under open service contracts. For these service contracts, we expect to recognize $324.3 million in operating revenues in the period from January 1, 2019 through December 31, 2019 and $9.4 million thereafter.

Contract Assets and Liabilities. Contract assets primarily relate to the remaining portion of Nextel Brazil's future service billings allocated to handsets and recognized into revenue upon handset delivery at the inception of the contract. As of December 31, 2018 and January 1, 2018, Nextel Brazil had $2.5 million and $5.5 million in total contract assets, respectively, $2.0 million and $4.5 million of which we classified as a component of prepaid expenses and other in our consolidated balance sheet. We transfer contract assets to receivables when Nextel Brazil's right to bill becomes unconditional.

Contract liabilities primarily relate to upfront fees for wireless services for which the services have not yet been provided. As of December 31, 2018 and January 1, 2018, Nextel Brazil had $2.0 million and $1.7 million in total contract liabilities, respectively, substantially all of which we classified as a component of accrued expenses and other in our consolidated balance sheet.

The changes to both the contract asset and contract liability balances during the period, which include opening balances amortized into revenue, were not significant.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost to Obtain Contracts with Customers. We recognize an asset for the incremental costs of obtaining a contract with a customer. These costs include commissions and related costs for sales employees of Nextel Brazil, and commissions payable to our third party distribution channel partners. We amortize these types of costs ratably using the portfolio approach over the estimated customer relationship period, which includes expected future contract renewals. Under the previous accounting standard, we expensed commissions as incurred. As of December 31, 2018 and January 1, 2018, Nextel Brazil had $37.5 million and $42.8 million of deferred commissions, respectively, related to expenses required to obtain a contract. Of these total deferred commissions, as of December 31, 2018 and January 1, 2018, we recorded $21.5 million and $16.3 million, respectively, as a component of prepaid expenses and other and the remaining $16.0 million and $26.5 million, respectively, as a component of other assets in our consolidated balance sheet. In addition, Nextel Brazil recorded $17.3 million in total commissions expense during the year ended December 31, 2018 as a component of selling, general and administrative expenses in our consolidated statement of comprehensive loss.

Adoption Impact. Following is a comparison of our reported results of operations for the year ended December 31, 2018 compared to amounts that we would have reported had we not adopted ASC 606 (in thousands):

	Year Ended December 31, 2018
	As Reported With ASC 606	Without ASC 606	Impact
Operating revenues
Service and other revenues	$605,492	$623,993	$(18,501)
Handset and accessory revenues	15,205	13,977	1,228
	620,697	637,970	(17,273)
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	287,598	287,598	—
Cost of handsets and accessories	18,571	18,571	—
Selling, general and administrative	308,828	326,530	(17,702)
Impairment, restructuring and other benefits, net	18,949	18,949	—
Depreciation	15,119	15,119	—
Amortization	13,497	13,497	—
	662,562	680,264	(17,702)
Operating loss	$(41,865)	$(42,294)	$429
Net loss	$(194,660)	$(195,089)	$429

Our basic and diluted net loss from continuing operations per common share would have remained the same without the adoption of ASC 606 on January 1, 2018.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Impairment, Restructuring and Other Charges, Net

Total impairment, restructuring and other charges, net for 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Brazil:
Transmitter and receiver site lease restructuring costs (1)	$40,004	$70,500	$10,804
Reversal of previously accrued restructuring charges - site swaps (2)	(15,570)	—	—
Radio access network, or RAN, sharing-related restructuring (reversals) charges, net (3)	(9,434)	29,873	21,362
Severance	879	6,507	—
Long-lived asset impairments (4)	—	57,902	1,297,479
Other asset impairments (5)	2,718	9,316	10,965
	$18,597	$174,098	$1,340,610
Corporate:
Long-lived asset impairments (4)	$—	$—	$41,040
Severance	352	1,148	2,792
Other restructuring charges	—	112	369
	$352	$1,260	$44,201
Total impairment, restructuring and other charges, net	$18,949	$175,358	$1,384,811
_______________________________________

(1)	These amounts primarily represented future lease costs for certain transmitter and receiver sites that were no longer required in Nextel Brazil's business.

(2)
In an effort to further reduce costs, in the first quarter of 2018, Nextel Brazil entered into arrangements with certain of its tower lessors for the right to exchange approximately 600 unused transmitter and receiver sites for other sites. During 2018, Nextel Brazil identified approximately 360 transmitter and receiver sites that it plans to exchange pursuant to these arrangements, approximately 300 of which were completed in 2018. As a result, in 2018, we reversed $15.6 million of previously accrued restructuring charges related to these site exchanges.

(3)
The amount for 2018 represents the reversal of previously accrued restructuring charges in connection with the determination that, based on revised plans in 2018, approximately 400 transmitter and receiver sites related to Nextel Brazil's RAN sharing project will continue to be utilized. The amounts for 2017 and 2016 represent restructuring costs related to the determination that RAN sharing would no longer be utilized for approximately 700 and 600 transmitter and receiver sites, respectively.

(4)
During 2016, we reviewed our Nextel Brazil segment for potential impairment and compared the carrying value of Nextel Brazil's long-lived assets to our estimate of undiscounted future cash flows. Our estimate of undiscounted future cash flows was probability weighted and took into consideration our ability to obtain capital necessary to fund our business plan. In addition, we assumed that the proceeds from any potential sale of Nextel Brazil would be significantly less than its carrying value. Based on our estimates, we determined that the carrying value of our Nextel Brazil segment was not fully recoverable. As a result, we recorded a non-cash asset impairment charge of $1.34 billion to reduce the carrying values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using a market approach based on our market capitalization and combined it with the fair value of our outstanding debt obligations to determine the impairment charge. See Note 8 for more information on our estimate of the fair value of our debt obligations. We allocated the non-cash asset impairment charge first to reduce the $36.8 million carrying value of our trademark intangible asset to zero, and the remainder between property, plant and equipment and spectrum licenses on a pro rata basis. In addition, during 2017, we reviewed our Nextel Brazil segment for potential impairment and determined that, as a result of the continued decline in share price, the carrying value of this segment was not fully recoverable. As a result, we recorded non-cash asset impairment charges of $57.9 million in 2017 to reduce the carrying

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values of Nextel Brazil's long-lived assets to their respective fair values. We estimated the fair value of our Nextel Brazil segment using the same approach applied in 2016 and allocated these impairment charges on a pro rata basis between property, plant and equipment and spectrum licenses. During 2018, we reviewed our Nextel Brazil segment for potential impairment and determined that its carrying value was recoverable.

(5)	These amounts primarily represent charges we recorded in connection with the abandonment of certain transmitter and receiver sites that are no longer required in Nextel Brazil's business.

As of December 31, 2018, total accrued restructuring charges were as follows (in thousands):

Balance, January 1, 2018	$107,306
Restructuring charges, net	16,231
Cash payments and other	(32,455)
Foreign currency translation adjustment	(16,450)
Balance, December 31, 2018	$74,632

5.    Supplemental Financial Statement Information

Restricted Cash.

In November 2016, the FASB issued ASU 2016-18, which requires consolidated statements of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to the change in cash and cash equivalents as previously required. We adopted this ASU on January 1, 2018. As a result of this adoption, the cash and cash equivalents balances in our consolidated statements of cash flows now include restricted cash of $108.3 million, $111.9 million and $164.9 million as of December 31, 2018, 2017 and 2016. Our restricted cash relates to cash held in escrow in connection with the sale of Nextel Mexico and certain judicial deposits of cash in Brazil related to litigation involving tax and other matters. A reconciliation from cash and cash equivalents as presented in our consolidated balance sheets to cash, cash equivalents and restricted cash as reported in our consolidated statements of cash flows is as follows:

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$142,486	$193,888
Cash in escrow (included in prepaid expenses and other)	106,089	110,024
Other (included in other assets)	2,164	1,866
Cash, cash equivalents and restricted cash	$250,739	$305,778

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other.

The components of our prepaid expenses and other are as follows:

	December 31,
	2018	2017
	(in thousands)
Cash in escrow	$106,089	$110,024
Judicial deposits	57,175	43,648
Value-added taxes	43,803	37,191
Deferred commissions (see Note 3)	21,460	—
Cash collateral related to performance bonds	618	50,340
Other prepaid assets	9,381	14,231
Other current assets	7,390	8,583
	$245,916	$264,017

Property, Plant and Equipment, Net.
The components of our property, plant and equipment, net are as follows:

	December 31,
	2018	2017
	(in thousands)
Land	$417	$489
Building and leasehold improvements	650	935
Network equipment, communication towers and network software	108,876	82,493
Software, office equipment, furniture and fixtures and other	31,482	22,498
Less: Accumulated depreciation and amortization	(26,858)	(11,461)
	114,567	94,954
Construction in progress	29,363	22,308
	$143,930	$117,262

Intangible Assets, Net.
Our intangible assets, net include the following:

		December 31, 2018			December 31, 2017
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$170,640	$(11,387)	$159,253	$186,983	$(5,426)	$181,557
Customer relationships	4	13,062	(10,159)	2,903	15,300	(5,100)	10,200
		$183,702	$(21,546)	$162,156	$202,283	$(10,526)	$191,757

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the carrying amount of our intangible assets as of December 31, 2018 and current exchange rates, we estimate amortization expense for each of the next five years to be as follows (in thousands):

Years	Estimated Amortization Expense
2019	$9,814
2020	6,911
2021	6,911
2022	6,911
2023	6,911
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

Other Assets.
The components of our other long-term assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Judicial deposits	$116,220	$110,758
Cash collateral related to contingencies	47,899	55,027
Deferred commissions (see Note 3)	16,037	—
Other	51,023	54,224
	$231,179	$220,009

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	December 31,
	2018	2017
	(in thousands)
Contingencies	$74,111	$78,006
Network system and information technology	52,207	48,702
Non-income based taxes	37,817	30,044
Payroll related items and commissions	27,100	32,613
License fees	20,706	17,501
Other	87,049	101,263
	$298,990	$308,129

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Non-current withholding taxes	$78,440	$67,356
Accrued lease termination and other restructuring charges	67,125	90,128
Conversion option for convertible senior notes	33,577	—
Accrued interest on Brazil spectrum financing	30,864	17,261
Other	39,049	43,845
	$249,055	$218,590
Accumulated Other Comprehensive Loss.  As of December 31, 2018 and 2017, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of December 31, 2018 and 2017, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

Supplemental Cash Flow Information.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$60,942	$66,536	$61,291
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	3,284	(15,433)	(9,984)
	$64,226	$51,103	$51,307
Interest costs
Interest expense, net	$100,513	$118,605	$113,732
Interest capitalized	1,669	1,669	283
	$102,182	$120,274	$114,015

Cash paid for interest, net of amounts capitalized	$67,361	$91,297	$105,636
In connection with the completion of the sale of Nextel Argentina to Grupo Clarin in January 2016, the $85.0 million promissory note that was initially issued in connection with this transaction was canceled. In addition, in 2016, we recorded $125.7 million as a component of long-term debt on our consolidated balance sheet in connection with our acquisition of 30MHz of spectrum in the 1.8 GHz band. Other than these two transactions, we did not have any significant non-cash investing or financing activities during the years ended December 31, 2018, 2017 and 2016.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Discontinued Operations

In connection with the sale of Nextel Argentina and Nextel Mexico in 2015, as well as the sale of Nextel Peru in 2013, we have reported all activity related to these operating companies as discontinued operations. Unless otherwise noted, amounts included in these notes to our consolidated financial statements exclude amounts attributable to discontinued operations.

Sale of Nextel Mexico. On April 30, 2015, we, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim, and in July 2018, we utilized $4.0 million of cash held in escrow to settle tax audits for the years 2010 and 2011 discussed below. As of December 31, 2018, $73.5 million of the cash held in escrow has been released to us and $106.1 million, which includes interest, remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for the years 2010 through 2014. Of the total potential tax claims, $12.2 million relates to actual assessments that Nextel Mexico has received, which are subject to an appeal. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the tax audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the tax audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims relates primarily to non-income tax-based audits for the years 2011 through 2014. As of December 31, 2018, we had accrued $5.3 million for probable losses associated with the audits.

During July 2018, the tax audits related to Nextel Mexico's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010 and 2011, we have requested that New Cingular Wireless agree to the release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds, and on February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy. This difference of interpretation has been delaying and will continue to delay the release of the remaining amount of cash in escrow. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to these open audits in the future.

There can be no assurance as to the outcome of the foregoing remaining tax audits or indemnity claims.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Debt

The components of our debt are as follows:

	December 31,
	2018	2017
	(in thousands)
Brazil equipment financing	$238,380	$242,883
Brazil bank loans	169,946	200,567
Brazil spectrum financing	104,344	122,044
Convertible senior notes	72,264	—
Brazil capital lease and tower financing obligations	69,273	90,213
Total debt	654,207	655,707
Less: current portion	(21,350)	(7,990)
	$632,857	$647,717
Convertible Senior Notes. In August 2018, we privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2023, which we refer to as the convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, NII Holdings issued a total of $115.0 million principal amount of convertible senior notes at par for total gross proceeds of $115.0 million. In connection with this issuance, we incurred total issuance costs of $5.2 million, $1.9 million of which we allocated to the conversion option and expensed immediately and the remainder of which we recorded as deferred financing costs. We are amortizing the $3.3 million in deferred financing costs into interest expense over the term of the convertible senior notes. Our convertible senior notes are senior unsecured obligations, will rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt and will be effectively junior in right of payment to all of our existing and future secured debt to the extent of the assets securing that debt. With certain exceptions, none of our subsidiaries will guarantee the convertible senior notes. As a result, the convertible senior notes will be structurally subordinated to all existing and future liabilities and obligations of the subsidiaries of NII Holdings, except to the extent of any such guarantee.
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
On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert their notes at any time, regardless of the aforementioned circumstances. For the fiscal

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter ended December 31, 2018, the closing sale price of our common stock did not exceed 130% of the conversion price of $6.21 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2018. As a result, the conversion contingency was not met as of December 31, 2018. We have the option to satisfy the conversion of the convertible senior notes in shares of our common stock, in cash or a combination of both. If certain corporate events occur prior to August 15, 2023, or if we deliver a notice of redemption, we will increase the conversion rate for a noteholder who elects to convert its notes in connection with such a corporate event.
The conversion feature embedded in the convertible senior notes meets the criteria of an embedded derivative in accordance with the FASB's authoritative guidance for derivatives. As a result, as of December 31, 2018, we have separated the value of the conversion feature from the notes and recorded the derivative liability at its fair value on our consolidated balance sheet. As of December 31, 2018, we recorded the $33.6 million fair value of the derivative liability as a component of other long-term liabilities in our consolidated balance sheet.
Amendments to Brazil Equipment Financing and Brazil Bank Loans. In October 2017, Nextel Brazil entered into an amended and restated equipment financing and sixth amendments to its two bank loans with Brazilian lenders. In January 2018, we received final approval for the amended and restated equipment financing, at which point all of these amendments became effective. We accounted for these amendments as a non-substantial modification of debt and capitalized $6.1 million of financing costs that will be amortized over the new term of the loans. As a result of the amendments, the material financing terms in all three facilities were aligned. Among other changes, loans under these agreements have a 48-month grace period from January 2018 for material repayments, a 50-month material repayment term that begins in January 2022 and a final maturity of January 2026 for Nextel Brazil's bank loans and February 2026 for Nextel Brazil's equipment financing. These amendments also provide for a holiday for certain financial covenant compliance, including the net debt financial covenant, until June 30, 2020. In connection with these amendments, Nextel Brazil granted additional security interests to each of its lenders in the form of preferential rights to amounts held in certain of Nextel Brazil's bank accounts and pledged incremental equipment and property to these lenders. In addition, Nextel Brazil will be subject to monthly minimum cash and minimum receivable requirements. Nextel Holdings and certain of its subsidiaries agreed to make equity contributions to Nextel Brazil for 48 months from the effectiveness of the amendments in January 2018.
Brazil Equipment Financing. In April 2012, Nextel Brazil entered into a U.S. dollar-denominated loan agreement with the China Development Bank, under which Nextel Brazil was able to borrow up to $500.0 million to finance infrastructure equipment and certain other costs related to the deployment of its WCDMA network. A portion of this financing has a floating interest rate based on LIBOR plus 2.90% (an all-in interest rate of 5.78% and 4.46% as of December 31, 2018 and 2017, respectively), and the remainder has a floating interest rate based on LIBOR plus 1.80% (an all-in interest rate of 4.68% and 3.36% as of December 31, 2018 and 2017, respectively). This financing is guaranteed by Nextel Holdings. In addition, the terms of this financing limit Nextel Brazil's ability to pay dividends and other upstream payments. Assets purchased using the amounts borrowed under Nextel Brazil's equipment financing are pledged as collateral. A portion of Nextel Brazil's accounts receivable is also pledged as collateral under its equipment financing. As of December 31, 2018, we had $243.4 million in principal amount outstanding under Nextel Brazil's equipment financing. Nextel Brazil does not have the ability to borrow additional amounts under this facility.

Brazil Bank Loans. In December 2011, Nextel Brazil borrowed the equivalent of $341.2 million from a Brazilian bank. Because this loan is denominated in Brazilian reais, the payments for principal and interest will fluctuate in U.S. dollars based on changes in the exchange rate of the Brazilian real relative to the U.S. dollar. In October 2012, Nextel Brazil entered into an additional Brazilian real-denominated bank loan agreement, under which Nextel Brazil borrowed the equivalent of approximately $196.9 million. Prior to the effectiveness of the sixth amendments to these bank loans discussed above, both of these loan agreements had floating interest rates equal to 139.54% of the local Brazilian borrowing rate (an all-in interest rate of 9.63% as of December 31, 2017). As a result of the effectiveness of the loan amendments, both of the loan agreements have floating interest rates equal to 127.00% of the local Brazilian borrowing rate for 48 months from January 2018 (an all-in interest rate of 8.13% as of December 31, 2018). After this period elapses, the interest rates will return to 139.54% of the local Brazilian borrowing rate for the remainder of the loan period. A portion of Nextel Brazil's accounts receivable is pledged as collateral under these bank loans. As of December 31, 2018, we had $169.2 million in principal amount outstanding under Nextel Brazil's bank loans.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brazil Spectrum Financing. In December 2015, Nextel Brazil participated in a spectrum auction and was the successful bidder for 30 MHz of spectrum in the 1.8 GHz band for 455 million Brazilian reais, or approximately $116.7 million based on foreign currency exchange rates at the time. The spectrum license has an initial term of 15 years with an optional 15-year renewal period. In July 2016, Nextel Brazil paid 45.5 million Brazilian reais, or approximately $14.0 million based on foreign currency exchange rates in effect at the time, in connection with the signing of this license agreement. The remaining 409.5 million Brazilian reais, or approximately $122.2 million based on foreign currency exchange rates at the time, plus accrued interest of 1% per month and annual inflationary adjustments, is due in six annual installments, beginning in July 2019. We are required to pay approximately $25.8 million in principal and interest related to the first annual payment under this financing in July 2019.
Capital Leases and Tower Financing Obligations.
Site-Related Capital Lease Obligations. We have entered into various agreements under which we are entitled to lease space on towers or other structures owned by third parties and to install our transmitter and receiver equipment in that space.
Tower Financing Obligations.  From 2002 to 2008, we sold and subsequently leased back space on certain transmitter and receiver sites in Brazil. Due to our continuing involvement with these properties, we account for these transactions as financing arrangements. As a result, we did not recognize any gains from the sales of these towers under these arrangements, and we maintain the tower assets on our consolidated balance sheets. In addition, we recognized the proceeds received as financing obligations. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to the owner of the site as other operating revenues because of our continuing involvement with the tower assets. During the years ended December 31, 2018, 2017 and 2016, we recognized $4.6 million, $8.1 million and $7.7 million, respectively, in other operating revenues related to these co-location lease arrangements.
Debt Maturities.
For the years subsequent to December 31, 2018, scheduled annual maturities of all debt outstanding are as follows (in thousands):

Year	Principal Repayments
2019	$22,007
2020	22,717
2021	22,800
2022	117,553
2023	233,108
Thereafter	296,323
Total	$714,508

8.    Fair Value Measurements
Available-for-Sale Securities.

As of December 31, 2018 and 2017, available-for-sale securities held by Nextel Brazil included $32.3 million and $16.7 million, respectively, in investment funds. These funds invest primarily in Brazilian government bonds and long-term bank certificates of deposit. During the years ended December 31, 2018, 2017 and 2016, we did not have any material unrealized gains or losses associated with these investments.

We account for our available-for-sale securities at fair value. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	December 31,
	2018		2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$238,380	$233,581	$242,883	$237,958
Bank bank loans	169,946	119,218	200,567	144,312
Brazil spectrum financing	104,344	123,531	122,044	128,225
Convertible senior notes	72,264	80,704	—	—
	$584,934	$557,034	$565,494	$510,495
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
Conversion Option for Convertible Senior Notes.
We estimated the fair value of the conversion option embedded in the convertible senior notes using a binomial lattice model with daily nodes from the valuation date to the maturity date of the convertible senior notes. This model considered stock price, risk-free rates, credit spreads, dividend yields and expected volatility. We record gains or losses related to changes in the fair value of the conversion option derivative liability during the period. During 2018, we recorded a gain of $8.2 million as a component of other expense, net in our consolidated statement of comprehensive loss related to the change in the fair value of the conversion option. We consider this fair value measurement to be Level 3 in the fair value hierarchy.
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
We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from less than one to fifteen years and are generally renewable for additional terms. The remaining terms of our office leases range from less than one to ten years. For the years ended December 31, 2018 and 2017, total rent expense under operating leases was $137.4 million and $178.5 million, respectively, of which approximately $47.3 million and $63.2 million, related to rent payments for certain transmitter and receiver sites that Nextel Brazil is not fully utilizing. In addition, for the year ended December 31, 2016, total rent expense under operating leases was $164.6 million.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years subsequent to December 31, 2018, future minimum payments for all capital and operating lease obligations that have initial or remaining noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2019	$34,400	$106,922	$141,322
2020	33,959	101,228	135,187
2021	33,294	96,719	130,013
2022	31,644	86,120	117,764
2023	30,589	72,808	103,397
Thereafter	453,634	628,449	1,082,083
Total minimum lease payments	617,520	1,092,246	1,709,766
Less: imputed interest	(551,535)	—	(551,535)
Total	$65,985	$1,092,246	$1,158,231

The amounts included in the table above are presented net of taxes of approximately 10% for all periods.

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

We are allocating the aggregate 800 million Brazilian reais in minimum payments on a relative fair value basis to the services being received. We are recognizing approximately 318 million Brazilian reais on a ratable basis over a period of five years for the amended roaming agreement, which began in August 2016, and approximately 482 million Brazilian reais over a period of approximately seven years for the RAN sharing agreement, which began in October 2016. In 2017, Nextel Brazil recorded approximately 116 million Brazilian reais, or approximately $36.9 million based on foreign currency exchange rates at the time, of the total 482 million Brazilian reais related to the RAN sharing agreement as a component of restructuring costs as a result of a change in the scope of this arrangement. As of December 31, 2018, Nextel Brazil had 199 million Brazilian reais, or $51.3 million based on current foreign currency exchange rates, in remaining commitments related to its roaming agreement and 247 million Brazilian reais, or $63.7 million based on current foreign currency exchange rates, in remaining commitments related to its RAN sharing agreement.
Equipment, Handsets and Other Commitments.
We are a party to purchase agreements with various suppliers, under which we have committed to purchase equipment, network services and handsets that will be used or sold in the ordinary course of business. As of December 31, 2018, we are committed to purchase $89.3 million in total under these arrangements, which includes amounts related to the RAN sharing agreement discussed above, $48.8 million of which we are committed to pay in 2019 and $40.5 million of which we are committed to pay in 2020 and 2021 combined. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on noncancelable quantities or termination amounts. We also purchase products and services as needed with no firm commitment. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies.
Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. In connection with these petitions, Nextel Brazil is regularly required to make a judicial guarantee through a deposit of cash to cover the amount in dispute in order to file and/or appeal claims. As of December 31, 2018 and 2017, Nextel Brazil also had contingencies related to certain consumer, contract and labor-related matters, some of which are secured by judicial guarantees. Even in cases where there is no probable loss, Nextel Brazil may be subject to litigation involving tax and other matters requiring material judicial deposits of cash that will not be released until the pending matter is resolved.
As of December 31, 2018 and 2017, Nextel Brazil had accrued liabilities of $76.3 million and $81.2 million, respectively, related to contingencies, of which $6.7 million and $7.4 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $890.0 million as of December 31, 2018. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

10.    Income Taxes
The components of loss from continuing operations before income taxes and the related income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$(13,706)	$(41,143)	$(53,843)
Non-U.S.	(172,540)	(305,631)	(1,482,928)
Total	$(186,246)	$(346,774)	$(1,536,771)

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
Foreign	—	5,779	(291)
Total current income tax benefit (provision)	—	5,779	(291)
Deferred:
Federal	—	—	2,864
State, net of Federal tax benefit	—	—	319
Foreign	—	568	—
Total deferred income tax benefit	—	568	3,183
Total income tax benefit	$—	$6,347	$2,892
A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of loss from continuing operations before income tax benefit is as follows:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Statutory Federal tax rate	21%	35%	35%
Effect of foreign operations	7	—	(2)
Effect of statutory Federal tax rate change on deferred tax asset	—	(37)	—
Change in deferred tax asset valuation allowance	(20)	16	(32)
Effect of permanent differences	(6)	(12)	—
Other, net	(2)	—	(1)
Effective tax rate	—	2%	—

The components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses and capital loss carryforwards	$6,296,017	$6,509,165
Allowance for doubtful accounts	8,248	20,122
Accrued expenses	78,786	53,867
Accrual for contingent liabilities	25,753	27,016
Intangible assets	88,603	121,122
Property, plant and equipment	82,760	143,701
Leasing related activity	21,851	27,519
Equity compensation	1,333	1,151
Long term debt	46,722	55,146
Inventory reserve	440	717
Other	352	1,004
	6,650,865	6,960,530
Valuation allowance	(6,622,915)	(6,957,569)
Total deferred tax asset	27,950	2,961
Deferred tax liabilities:
Other	13,505	2,432
Deferred commissions	13,993	—
Total deferred tax liability	27,498	2,432
Net deferred tax asset	$452	$529

As of December 31, 2018, we had $1.4 billion of net operating loss carryforwards for U.S. Federal and state income tax purposes, most of which expire in various amounts beginning in 2027 through 2037. Of the amount generated in 2018, $28.0 million has no expiration as a result of the Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017 and described below. Due to our emergence from bankruptcy on June 26, 2015, the timing and manner in which we will utilize our net operating loss carryforwards in any year will be limited based on changes in our ownership. The annual limitation is $40.2 million. As a result, some of our net operating loss carryforwards will expire before we are able to use them in the future. Also as a result of this limitation, our net operating loss carryforwards for U.S. Federal and state income tax purposes are $926.6 million. Further, we identified a risk that an ownership change may have occurred in 2018 and are currently evaluating this situation. As part of this evaluation, we will seek information concerning our 5% shareholders pertaining to their economic ownership. To the extent an ownership change is ultimately determined to have occurred, the annual utilization of our net operating losses may be subject to additional limitations. Any reduction to our net operating loss deferred tax asset due to an increased limitation is expected to result in an offsetting reduction in valuation allowance. Therefore, at this time, we anticipate that any limitation will not have a material

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact on our consolidated results of operations. However, as we are still evaluating this potential ownership change and are seeking additional information from shareholders, the final impact of any additional limitation has not been determined.
As of December 31, 2018, our Brazilian subsidiaries had $2.1 billion of net operating loss carryforwards that can be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries' ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

As of December 31, 2018, our holding companies in Luxembourg each had net operating losses ranging from $3.4 billion to $8.7 billion. The net operating losses incurred prior to 2017 can be carried forward indefinitely and those incurred in 2017 and 2018 can be carried forward 17 years. Our holding companies in Spain had $923.2 million of net operating loss carryforwards that can be carried forward indefinitely. Given the nature of activities that are considered taxable in these jurisdictions and the activities engaged in by the holding companies, these net operating loss carryforwards will never be utilized by our holding companies.
The deferred tax asset valuation allowances that our subsidiaries and holding companies had as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(in millions)
Brazil	$1,020.4	$1,162.5
U.S.	243.1	240.4
Luxembourg	5,128.6	5,313.7
Spain	230.8	241.0
Total	$6,622.9	$6,957.6

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. As of December 31, 2018, we continued to record full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence, including the recent history of cumulative losses and the projected losses for 2019 and subsequent years.

We are subject to income taxes in both the U.S. and the non-U.S. jurisdictions in which we operate and to potential examination by the relevant tax authorities. The earliest years that remain subject to examination by jurisdiction are: U.S. - 2007; Brazil - 2013, and Luxembourg, Netherlands and Spain - 2009. We regularly assess the potential outcome of future examinations in each of the taxing jurisdictions when determining the adequacy of our provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax accruals in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax accrual is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amounts of the recorded financial statement benefits and tax accruals reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax accruals in amounts that could be material.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. Federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (3) requiring a current inclusion in U.S. Federal taxable income of certain earnings of controlled foreign corporations, known as global intangible low-taxed income.

As a result of the reduction in the U.S. Federal tax rate to 21%, which was effective January 1, 2018, we adjusted our net deferred tax assets and corresponding valuation allowance as of December 31, 2017 at the 21% tax rate with no impact to income tax expense. In addition, we determined that no tax liability needed to be recorded for the one-time transition tax as our international subsidiaries have negative cumulative foreign earnings, and we elected to treat the tax on global intangible low-taxed income as an expense in the period in which we become liable for this tax and are not currently recording a deferred tax liability for this item.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Staff Accounting Bulletin, or SAB No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” our measurement period is now closed with respect to the above items and there were no changes to our preliminary conclusions regarding the treatment of these items in our consolidated financial statements.

11.    Capital Stock
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
Undesignated Preferred Stock.  Our Board of Directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2018, we had not issued any shares of undesignated preferred stock.
Common Stock Reserved for Issuance.  In connection with our emergence from Chapter 11, our Board of Directors adopted an incentive compensation plan, which contemplates grants of up to 5,263,158 shares of our common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our common stock. Under the 2015 Incentive Compensation Plan, we had 582,277 shares of our common stock reserved for future issuance as of December 31, 2018.

12.    Employee Stock and Benefit Plans

Our existing incentive compensation plan, which we refer to as the 2015 Incentive Compensation Plan, provides us with the ability to award stock options, restricted stock, restricted stock units, and cash-based incentives to our employees, directors and officers. In addition, the 2015 Incentive Compensation Plan contemplates grants of up to 5,263,158 shares of our common stock to directors and employees of the reorganized company, including potential grants of restricted stock, restricted stock units and options to purchase shares of our common stock. All grants or awards made under the 2015 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum term of ten years.
On June 26, 2015, which was the date of our emergence from Chapter 11, we made grants of 564,311 shares of restricted stock, 41,721 restricted stock units and 1,580,208 options to purchase shares of common stock. Subsequent to this date, we made grants of an additional 2,951,875 shares of restricted stock and 6,071,457 options to purchase shares of common stock. Stock options, restricted stock awards and restricted stock units are also granted to certain new employees on the later of the date of hire or the date that the grant is approved.
Stock Option Awards
For the years ended December 31, 2018, 2017 and 2016, we recognized $0.8 million, $2.6 million and $2.8 million, respectively, in share-based compensation expense related to stock options. The amounts recognized in our consolidated statements of comprehensive loss for tax benefits related to share-based payment arrangements in 2018, 2017 and 2016 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses. As of December 31, 2018, there was $0.9 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a weighted average period of 2.17 years. In 2018, we had $2.2 million in cash paid for exercises under all share-based payment arrangements. The amount of cash paid for exercises under all share-based payment arrangements was immaterial for 2017 and 2016.
As a result of our emergence from Chapter 11 proceedings, all prior stock option awards granted under the 2012 Incentive Compensation Plan were canceled. Our stock options generally vest thirty-three percent per year over a three-year period. The following table summarizes stock option activity under the 2015 Incentive Compensation Plan:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,357,698	$3.16	8.83
Granted	1,000,000	$2.19
Exercised	(552,363)	$4.00
Forfeited	(832,702)	$3.14
Outstanding, December 31, 2018	2,972,633	$2.69	8.41	$823,695
Exercisable, December 31, 2018	818,634	$6.01	7.22	$207,454
As of December 31, 2018, our vested stock options had an intrinsic value of $823,695. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. If a participant's employment is terminated without cause prior to the date options are available to be exercised, the participant will receive stock options on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. If the participant does not exercise the pro-rata shares within 90 days of the employee's termination, the options are considered forfeited and are available for reissuance under the terms of the 2015 Incentive Compensation Plan.
The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model were $0.84, $0.22 and $1.48 for each option granted during the years ended December 31, 2018, 2017 and 2016, based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk free interest rate	1.53%	1.53%	1.53% - 1.90%
Expected stock price volatility	40.87%	40.87%	40.71% - 40.87%
Expected term in years	5.16	5.16	5.16
Expected dividend yield	—	—	—
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
Restricted Stock and Restricted Stock Unit Awards
For the years ended December 31, 2018, 2017 and 2016, we recognized $3.2 million, $2.0 million and $3.4 million, respectively, in share-based compensation expense related to restricted stock and restricted stock units. The amounts recognized in our consolidated statements of comprehensive loss for tax benefits related to share-based payment arrangements for the years ended December 31, 2018, 2017 and 2016 were not material. We include substantially all share-based compensation expense as a component of selling, general and administrative expenses.
As of December 31, 2018, restricted stock represented both non-vested restricted stock awards and restricted stock units. Our restricted stock awards generally vest thirty-three percent per year over a three-year period. The following table summarizes restricted stock activity under the 2015 Incentive Compensation Plan, for the year ended December 31, 2018:

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock awards as of December 31, 2017	97,350	$15.99
Granted	2,483,806	$4.15
Vested	(524,282)	$4.69
Forfeited	(2,447)	$16.00
Restricted stock awards as of December 31, 2018	2,054,427	$4.56
If a participant's employment is terminated without cause prior to the vesting dates, the participant will receive restricted stock on a pro-rata basis based on the fraction of the performance period that has elapsed from the beginning of the performance period until the participant's termination. Any unvested shares are forfeited and available for reissuance under the terms of the 2015 Incentive Compensation Plan. The fair value of our restricted stock is determined based on the quoted price of our common stock at the grant date. As of December 31, 2018, there was $7.7 million in unrecognized compensation cost related to restricted stock. We expect this cost to be recognized over a weighted average period of 2.48 years. For the year ended December 31, 2018, the value of our vested restricted stock awards was immaterial.

13.    Segment Information
We have determined our reportable segment based on our method of internal reporting, which disaggregates our business by geographic location. We evaluate performance and provide resources to it based on operating income before depreciation, amortization and impairment, restructuring and other charges, net, which we refer to as segment earnings. Nextel Brazil is our only reportable segment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Brazil	Corporate and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2018
Operating revenues	$620,675	$22	$620,697
Segment earnings (losses)	$23,004	$(17,304)	$5,700
Less:
Impairment, restructuring and other charges, net			(18,949)
Depreciation and amortization			(28,616)
Foreign currency transaction losses, net			(49,008)
Interest expense and other, net			(95,373)
Loss from continuing operations before income tax benefit			$(186,246)
Capital expenditures	$64,226	$—	$64,226
Year Ended December 31, 2017
Operating revenues	$870,588	$106	$870,694
Segment losses	$(25,942)	$(24,174)	$(50,116)
Less:
Impairment, restructuring and other charges, net			(175,358)
Depreciation and amortization			(35,446)
Foreign currency transaction losses, net			(1,271)
Interest expense and other, net			(84,583)
Loss from continuing operations before income tax benefit			$(346,774)
Capital expenditures	$51,103	$—	$51,103
Year Ended December 31, 2016
Operating revenues	$984,878	$168	$985,046
Segment earnings (losses)	$67,186	$(36,821)	$30,365
Less:
Impairment, restructuring and other charges, net			(1,384,811)
Depreciation and amortization			(172,383)
Foreign currency transaction gains, net			76,615
Interest expense and other, net			(86,557)
Loss from continuing operations before income tax benefit			$(1,536,771)
Capital expenditures	$51,307	$—	$51,307
December 31, 2018
Identifiable assets	$857,385	$202,445	$1,059,830
December 31, 2017
Identifiable assets	$965,919	$147,603	$1,113,522

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2018
Operating revenues	$181,241	$156,008	$141,737	$141,711
Operating (loss) income	(13,293)	(20,292)	1,345	(9,625)
Net (loss) income from continuing operations	(42,031)	(96,626)	(49,721)	2,132
Net loss from discontinued operations	(121)	(2,662)	(163)	(5,468)
Net (loss) income from continuing operations, per common share, basic	$(0.42)	$(0.96)	$(0.50)	$0.02
Net loss from discontinued operations, per common share, basic	$—	$(0.03)	$—	$(0.06)
Net (loss) income from continuing operations, per common share, diluted	$(0.42)	$(0.96)	$(0.50)	$0.02
Net loss from discontinued operations, per common share, diluted	$—	$(0.03)	$—	$(0.06)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2017
Operating revenues	$250,955	$225,134	$205,423	$189,182
Operating loss	(79,849)	(68,931)	(74,432)	(37,708)
Net loss from continuing operations	(92,675)	(87,467)	(85,488)	(74,797)
Net (loss) income from discontinued operations	(38)	2,697	(92)	(1,562)
Net loss from continuing operations, per common share, basic	$(0.92)	$(0.87)	$(0.85)	$(0.75)
Net income (loss) from discontinued operations, per common share, basic	$—	$0.02	$—	$(0.02)
Net loss from continuing operations, per common share, diluted	$(0.92)	$(0.87)	$(0.85)	$(0.75)
Net income (loss) from discontinued operations, per common share, diluted	$—	$0.02	$—	$(0.02)

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average common shares outstanding during the year.
As a result of the revision of prior period financial statements, we corrected certain errors by making immaterial corrections to the unaudited interim financial information presented above for the first and second quarters of 2018, as well as to the third and fourth quarters of 2017. See Note 1 for more information regarding this revision of prior period financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY) (in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$91,046	$28,167
Prepaid expenses and other	334	104
Total current assets	91,380	28,271
Long-term intercompany receivables	15	15
Other assets	2	2
Total assets	$91,397	$28,288
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Short-term intercompany payables	$1,439	$1,439
Accrued expenses and other	1,887	—
Total current liabilities	3,326	1,439
Long-term debt	72,264	—
Other long-term liabilities	197,376	138,037
Total liabilities	272,966	139,476
Total deficit	(181,569)	(111,188)
Total liabilities and stockholders’ deficit	$91,397	$28,288

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (PARENT COMPANY ONLY) (in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating revenues	$—	$—	$—
Operating expenses
Selling, general and administrative	54	—	—
Impairment, restructuring and other charges, net	—	—	36,839
Depreciation and amortization	—	—	1,116
	54	—	37,955
Operating loss	(54)	—	(37,955)
Other (expense) income
Interest expense, net	(4,207)	—	—
Intercompany interest expense	—	—	(117,078)
Intercompany interest income	1,101	231	197
Equity in loss of affiliates	(146,344)	(292,240)	(1,401,998)
Other income (expense), net	6,424	(1,138)	(206)
	(143,026)	(293,147)	(1,519,085)
Loss before income tax benefit	(143,080)	(293,147)	(1,557,040)
Income tax benefit	—	—	3,183
Net loss from continuing operations	(143,080)	(293,147)	(1,553,857)
Loss from discontinued operations, net of income taxes	—	—	(16)
Net loss	$(143,080)	$(293,147)	$(1,553,873)

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$38,804	$7,360	$169,785
Other comprehensive income	38,804	7,360	169,785
Net loss	(143,080)	(293,147)	(1,553,873)
Total comprehensive loss	$(104,276)	$(285,787)	$(1,384,088)

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NII HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY) (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(143,080)	$(293,147)	$(1,553,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	104,103	277,065	1,554,075
Net cash (used in) provided by operating activities	(38,977)	(16,082)	202
Cash flows from investing activities:
Investments in subsidiaries	(10,043)	(10,043)	(36,356)
Return of investments in subsidiaries	162	162	34,260
Other, net	—	—	(16)
Net cash used in investing activities	(9,881)	(9,881)	(2,112)
Cash flows from financing activities:
Gross proceeds from issuance of convertible notes	115,000	—	—
Payments of debt financing costs	(3,292)	—	—
Other, net	29	29	—
Net cash provided by financing activities	111,737	29	—
Net increase (decrease) in cash, cash equivalents and restricted cash	62,879	(25,934)	(1,910)
Cash, cash equivalents and restricted cash, beginning of year	28,167	54,101	56,011
Cash, cash equivalents and restricted cash, end of year	$91,046	$28,167	$54,101

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

2.    Dividends From Subsidiaries

For the year ended December 31, 2016, NII Holdings' consolidated subsidiaries declared and paid $33.9 million in cash dividends to the parent company. NII Holdings' consolidated subsidiaries did not declare any dividends to the parent company during the years ended December 31, 2018 and 2017.

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other Adjustments (1)	Balance at End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts	$42,011	$36,042	$(58,416)	$19,637
Valuation allowance for deferred tax assets	$6,957,569	$(164,607)	$(170,047)	$6,622,915
Year Ended December 31, 2017
Allowance for doubtful accounts	$54,221	$76,518	$(88,728)	$42,011
Valuation allowance for deferred tax assets	$6,945,044	$28,637	$(16,112)	$6,957,569
Year Ended December 31, 2016
Allowance for doubtful accounts	$39,033	$77,883	$(62,695)	$54,221
Valuation allowance for deferred tax assets	$5,290,813	$1,555,006	$99,225	$6,945,044
_______________________________________

(1)	Includes the impact of foreign currency translation adjustments.