Form 10-K/A
period 2018-12-31
NII HOLDINGS INC
filed 2019-04-30
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 26, 2019
Common Stock, $0.001 par value per share	101,580,702

EXPLANATORY NOTE

NII Holdings, Inc., or the Company, is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

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

NII HOLDINGS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors

Summary of Qualifications. Each of the directors of the Company’s board of directors (the “Board”) was appointed in connection with our plan of reorganization, which became effective upon our emergence from our Chapter 11 bankruptcy proceedings on June 26, 2015 and determined to be qualified to serve on the Board by the creditors who had the right to make the appointments. Pursuant to the plan of reorganization, our former chief executive officer was appointed to our Board. In addition, The Capital Group Companies, Inc. designated three of our directors, Aurelius Capital Management, LP designated one director and the informal group of holders of notes issued by NII International Telecom designated two of our directors who comprise our current seven-member Board. Below is a summary of certain of the qualifications of the members of our Board that, among other things, led the Corporate Governance and Nominating Committee to conclude that each incumbent director is qualified to serve on the Board and should be nominated for reelection to the Board upon expiration of such director’s term.

	Beebe	Continenza	Hoffmann	Knoepfelmacher	Rogers	Schriesheim	Shindler
Senior executive experience in large, complex organizations	x	x		x	x	x	x
Telecommunications experience	x	x	x	x	x	x	x
Diverse experience in multiple industries	x	x	x	x	x	x
Experience in Brazil or similar Latin American or emerging markets	x	x	x	x	x	x	x
Service on the board of other public companies	x	x		x	x	x
Managerial experience evaluating risks	x	x	x	x	x	x	x
Experience in financial and capital markets and strategic transactions	x	x	x	x	x	x	x

Director Biographies. Set forth below is biographical information of the members of the Board.

Kevin L. Beebe (Independent)
President and Chief Executive Officer, 2BPartners, LLC
Age: 60
Director Since: 2010
Committees: Audit

    Mr. Beebe has served as a director since 2010 and has served as Chair of the Board since 2013. Mr. Beebe has been President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic, financial and operational advice to private equity clients, investors and management, since November 2007. He is also a founder, and has been a senior operating partner since 2014, of Astra Capital, a private equity firm focused on providing capital to technology and telecom companies. Previously, he was the Group President of Operations at ALLTEL Corporation, a telecommunications services company, from 1998 to 2007. Mr. Beebe also serves as a director for Skyworks Solutions, Inc., a semiconductor and wireless handset chip supplier, and SBA Communications Corporation, a provider of wireless and broadcast communications infrastructure.

James V. Continenza (Independent)
Executive Chair, Eastman Kodak Company
Age: 56
Director Since: 2015
Committees: Compensation, Corporate Governance and Nominating

Mr. Continenza has been Executive Chair of Eastman Kodak Company, a provider of imaging products and services, since February 2019. From September 2012 to February 2019, Mr. Continenza served as the Chair and Chief Executive Officer of Vivial Holdings LLC, the parent company of Vivial Inc., a privately held marketing technology and communications company. Prior to joining Vivial Holdings LLC, Mr. Continenza served as President of STi Prepaid, LLC, a telecommunications company, from 2010 to 2011. Prior to that, Mr. Continenza served as Interim Chief Executive Officer of Anchor Glass Container Corp., a leading manufacturer of glass containers; President and Chief Executive Officer of Teligent, Inc., a provider of communications services including voice, data, and internet access; Director of Arch Wireless, Inc., a wireless services provider; and as President and Chief Executive Officer of Lucent Technologies Product Finance, a global leader in telecom equipment. Mr. Continenza has served as a director of Eastman Kodak Company since 2013, and he previously served on the board of Tembec, Inc., a manufacturer of lumber-derived products, from February 2008 to November 2017.

Howard S. Hoffmann (Independent)
Managing Partner, De Novo Perspectives
Age: 64
Director Since: 2015
Committees: Audit, Compensation

Mr. Hoffmann has served as a Managing Partner at De Novo Perspectives, a professional services firm specializing in financial and operational performance improvement, crisis and litigation management, investor and creditor advisory services, and corporate turnaround and restructuring advisory services, since 2008. From 2001 to 2012, Mr. Hoffmann served as a Managing Partner at Nightingale & Associates, LLC, a consulting firm providing financial, business advisory and management services. Mr. Hoffmann also currently serves as Chief Executive Officer of Extend Resources LLC, a business and legal solutions company, Executive Director at Hickey Smith LLP, a multi-state law firm, Executive Director of American Discovery Limited, a business process outsourcing company, and as Vice President of Evolution Pharmacy Services, Inc., a pharmacy services company.

Ricardo Knoepfelmacher (Non-Independent)
Managing Partner, RK Partners
Age: 53
Director Since: 2013
Committees: None

Mr. Knoepfelmacher has served on our Board since 2013. Mr. Knoepfelmacher co-founded RK Partners, formerly known as Angra Partners Turnaround, a financial and operational restructuring and turnaround advisory firm, in 2003 and is currently a Managing Partner of the firm. Prior to his service as Managing Partner at RK Partners, Mr. Knoepfelmacher served as Chief Executive Officer of Brasil Telecom from 2005 to 2009 and Chief Executive Officer of Pegasus Telecom from 2000 to 2002. He also worked for Citibank and McKinsey & Company before starting his first company, MGDK & Associados, a restructuring and consulting firm. Mr. Knoepfelmacher also serves as a director for Netshoes (Cayman) Limited., a sports and lifestyle online retailer in Latin America.

Christopher T. Rogers (Independent)
General Partner, Lumia Capital
Age: 60
Director Since: 2015
Committees: Compensation, Corporate Governance and Nominating

Mr. Rogers has been a General Partner at Lumia Capital since 2013. From 1991 until 2012, Mr. Rogers held various executive positions with Sprint Corporation and Nextel Communications, Inc. Most recently, Mr. Rogers served as Senior Vice President, Corporate Development and Spectrum, at Sprint, where he oversaw mergers, acquisitions, divestitures, equity investments and joint ventures and was responsible for management and oversight of wireless spectrum licenses and Sprint’s portfolio of emerging technology investments. Mr. Rogers serves as a director of Digital Turbine, Inc., a provider of mobile products that enable the monetization of mobile content.

Robert A. Schriesheim (Independent)
Chair, Truax Partners LLC
Age: 58
Director Since: 2015
Committees: Audit, Corporate Governance and Nominating

Mr. Schriesheim is Chair of Truax Partners LLC through which he partners with and advises institutional investors and boards while also serving as a director of public and private companies typically undergoing strategic and financial transformations. Previously, he served as the Executive Vice President and Chief Financial Officer of Sears Holdings Corporation from August 2011 to October 2016. Prior to that, Mr. Schriesheim served as Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to January 2010, he served as Executive Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. Prior to joining Lawson Software, Mr. Schriesheim held executive positions at ARCH Development Partners, Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim currently serves as a director of the following companies: Houlihan Lokey, Inc., a global investment bank, where he serves as the chair of the audit committee and as a member of the compensation committee; Skyworks Solutions, Inc., a semiconductor and wireless handset chip supplier, where he is the chair of the audit committee; and Frontier Communications Corporation, an internet, television and phone service provider, where he is the chair of the finance committee.

Steven M. Shindler (Non-Independent)
Age: 56
Director Since: 1997
Committees: None

Mr. Shindler has served as the Chief Financial Officer of VectolQ Acquisition Corp., a company formed to effect a business transaction in the industrial technology, transportation and smart mobility industries, since 2018. Prior to joining VectolQ, Mr. Shindler served as Chief Executive Officer of the Company from December 2012 until August 2017 and has served as a director since 1997 (including as Chair of the Board from 2002 to 2013). Prior to his most recent appointment as Chief Executive Officer, Mr. Shindler served as Executive Chair of the Company from February 2008 to July 2012 and as Chief Executive Officer from 2000 until February 2008. Mr. Shindler also served as Executive Vice President and Chief Financial Officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where he was a managing director in its communications finance group. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that invests in early stage media, tech and telecommunications companies.

Executive Officers

There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Roberto Rittes
Chief Executive Officer, Nextel Telecomunicações Ltda.
Principal Executive Officer, NII Holdings, Inc.
Age: 45

Mr. Rittes has served as Chief Executive Officer of Nextel Telecomunicações Ltda. (“Nextel Brazil”) since April 2017 and the Principal Executive Officer of NII Holdings since August 2017. Most recently, Mr. Rittes was a principal at H.I.G. Capital, a leading global private equity investment firm, from 2016 to 2017 where he focused on stabilizing operations and turnarounds of portfolio companies. Prior to that, Mr. Rittes served as Chief Financial Officer and Chief Operating Officer of Boa Vista SCPC, a Brazilian credit bureau, from 2013 to 2016. From 2011 to 2012, Mr. Rittes served as Chief Financial Officer of Estre Ambiental, an environmental services group in Latin America. From 2004 to 2011, Mr. Rittes served as a key officer for Brazilian telecommunications companies Brasil Telecom and Oi Paggo.

Daniel E. Freiman
Vice President and Chief Financial Officer, NII Holdings, Inc.
Age: 47

    Mr. Freiman has served as Vice President and Chief Financial Officer of NII Holdings since September 2015. From 2009 to September 2015, Mr. Freiman served as Treasurer, Vice President of Corporate Development and Investor Relations of NII Holdings. From 2005 to 2008, Mr. Freiman served as Vice President and Controller of NII Holdings. Prior to joining NII Holdings, Mr. Freiman was with PricewaterhouseCoopers.

Shana C. Smith
Vice President, General Counsel and Corporate Secretary, NII Holdings, Inc.
Age: 46

    Mrs. Smith has served as Vice President, General Counsel and Corporate Secretary of NII Holdings since September 2015. Mrs. Smith previously served as Vice President, Deputy General Counsel and Corporate Secretary of NII Holdings from 2011 to September 2015, and as Corporate Counsel and Assistant Secretary from 2009 to 2011. Prior to joining NII Holdings, Mrs. Smith served as Corporate Counsel of Sprint Nextel Corporation and was previously a corporate associate with the law firm of Fried, Frank, Harris, Shriver and Jacobson.

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

Each member of the Audit, Compensation, and Corporate Governance and Nominating Committees is independent in accordance with the Nasdaq Stock Market (“Nasdaq”) listing rules and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as applicable.

Below is a summary of the primary responsibilities of each committee.

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

Committee Membership. The standing committees of the Board are the Audit, Compensation, and Corporate Governance and Nominating Committees. Current membership of the Board and each standing committee and the number of formal meetings of the Board and each standing committee since January 1, 2018 was as follows:

Name		Board	Audit	Compensation	Corporate Governance and Nominating
Steven Shindler		•
Kevin Beebe	I, A	C	•
James Continenza	I	•		•	C
Howard Hoffmann	I, A	•	•	•
Ricardo Knoepfelmacher		•
Christopher Rogers	I	•		C	•
Robert Schriesheim	I, A	•	C		•
TOTAL NUMBER OF MEETINGS IN 2018		13	6(1)	6	3

I: Independent	A: Audit Committee Financial Expert	C: Chair

(1)	During 2018, the Audit Committee also held meetings with KPMG LLP, our independent registered public accounting firm, without employees present, and meetings with our vice president of internal audit.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities. Based solely upon a review of Forms 3 and 4 furnished to us under Rule 16a-3(e) during 2018, and Forms 5 furnished to us during 2018, and written representations of our directors and executive officers that no additional Form 5 filings were required, we believe that all directors, executive officers and beneficial owners of more than 10% of our common stock have filed with the SEC on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act.

Code of Conduct and Business Ethics

The Company’s Code of Conduct and Business Ethics covers our directors, officers and employees, including the directors, officers and employees of our operating subsidiaries in Brazil. The Code of Conduct and Business Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading. The Company requires that all employees receive annual training relating to the Code of Conduct and Business Ethics and related policies in order to ensure that employees are familiar with those standards of conduct.

Only the Board or the Audit Committee may consider a waiver of the Code of Conduct and Business Ethics for an executive officer or director. If a provision of the Code of Conduct and Business Ethics is materially modified, or if a waiver of the Code of Conduct and Business Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at www.nii.com. No such waivers were granted during 2018.

We provide public access to our code of ethics, entitled the NII Holdings, Inc. Code of Conduct and Business Ethics. You may obtain copies of the Code of Conduct and Business Ethics free of charge by writing to: NII Holdings Investor Relations, 12110 Sunset Hills Road, Suite 600, Reston, Virginia 20190.

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

Compensation Committee
Christopher T. Rogers, Chair
James V. Continenza
Howard S. Hoffmann

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides the principles, objectives, structure, analysis and determinations of the Compensation Committee with respect to the 2018 compensation of the following named executive officers:

•	Roberto Rittes, Chief Executive Officer of Nextel Brazil and Principal Executive Officer of the Company(1)
•	Daniel Freiman, Vice President and Chief Financial Officer of the Company
•	Shana Smith, Vice President, General Counsel and Corporate Secretary of the Company

(1)
Mr. Rittes is employed by Nextel Telecomunicações Ltda. (“Nextel Brazil”), our wholly owned subsidiary. In 2018, Mr. Rittes’ salary and annual bonus were paid in Brazilian Reais. The compensation amounts provided in this Compensation Discussion and Analysis and disclosed in the Summary Compensation Table are based on the average exchange rate for the year ended December 31, 2018, which was 3.66 Brazilian Reais to 1.00 U.S. dollar.

Compensation Objectives and Philosophy. Our executive compensation program is designed to provide competitive compensation that is substantially linked to our performance and aligned with long-term stockholder interests. The Compensation Committee’s primary objective in designing our compensation program is to recruit and retain high caliber executive officers and employees necessary to deliver strong and consistent performance to our stockholders, customers and communities in which we operate. Within this framework, the Compensation Committee has developed a compensation program that incorporates salary and benefits that allow us to retain and motivate our executive officers, short-term incentives that challenge our executive officers to achieve our financial and operational goals, and long-term incentives that retain and motivate key employees and link our executives’ risks and rewards with those of our stakeholders.

In 2018, the elements of our executive compensation program included:

•	Base Salary. Base salary provides a fixed source of income and allows the Company to attract and retain experienced executives.

•	Short-Term Incentives. Short-term incentives provide variable cash compensation that allows the Company to motivate executives to achieve the Company’s operating and financial objectives.

•
Long-Term Incentives. Long-term incentives provide variable equity awards that build executive stock ownership, encourage retention, drive strategic and operating performance and align our executives’ interests with those of our stockholders.

2018 Base Salary

Base salary is a fixed element of our named executive officers’ direct compensation. For Mr. Freiman and Mrs. Smith, base salary was determined in 2015 and was based primarily on historic base salary levels and internal pay equity and base salaries paid to executives in comparable positions at a peer group of companies. In February 2016, the Compensation Committee decided not to increase the base salaries of the named executive officers for 2016. In March 2017, the Compensation Committee provided a 3.5% cost of living increase in base salary for Mr. Freiman and Mrs. Smith. Mr. Rittes joined Nextel Brazil in April 2017 and his base salary was based on the historic base salary level for the chief executive officer of Nextel Brazil. In March 2018, the Compensation Committee decided not to increase the base salaries of the named executive officers for 2018. Our named executive officers’ annual base salaries for 2018 and the percentage change in base salaries from 2017 are as follows:

Name	2018 Base Salary ($)	Percent Change from 2017
Roberto Rittes(1)	655,738	0%
Daniel Freiman	465,750	0%
Shana Smith	465,750	0%

(1)
As an employee of Nextel Brazil, base salary, bonus and benefits are paid to Mr. Rittes in Brazilian Reais. Mr. Rittes’ base salary is 2,400,000 Brazilian Reais per year. As reflected in U.S. dollars, Mr. Rittes base salary will vary based on the applicable exchange rate of the Brazilian Real relative to the U.S. dollar, and compensation as reported in U.S. dollars can vary significantly with no actual change to the compensation paid in Brazilian currency if the exchange rates are volatile. The amount of base salary for Mr. Rittes reflected in the table above is based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018. While there was no change to Mr. Rittes’ base salary in 2018 from the base salary paid in 2017, the amount as reflected in U.S. dollars is lower due to a change in the average foreign currency exchange rate.

2018 Short-Term Incentives

In December 2017, in connection with a decision by a potential strategic investor not to proceed with its investment and a need to retain a small group of U.S.-based employees during a previously approved and announced wind down process, the Board changed the 2018 Bonus Plan for U.S.-based employees to a time-based retention program with a payout of two times target to be paid 50% on or about August 15, 2018 and 50% on or about March 15, 2019. For Brazil-based employees, the 2018 Bonus Plan remained a program designed to reward employees for performance relative to key financial and operating measures that are designed to stabilize and enhance the value of the Company.

The target bonus percentage of base salary for Mr. Freiman and Mrs. Smith was decided in 2015 based on historic target levels and internal equity, and the comparison of annual incentive compensation targets for executives in comparable positions at a peer group of companies. Mr. Rittes joined Nextel Brazil in April 2017 and his target bonus percentage of base salary was based on the historic target for the chief executive officer of Nextel Brazil. In January 2018, in connection with reductions in target bonus for employees of Nextel Brazil, Mr. Rittes volunteered to reduce his target bonus payment by 20% from 4,800,000 Brazilian Reais to 3,840,000 Brazilian Reais.

For 2018, the payout potential for Mr. Freiman and Mrs. Smith was two times target with 50% based on the value of the Company’s common stock. In connection with stockholder requests to better align the interest of directors, management and stockholders, 50% of the 2018 short-term bonus for Mr. Freiman and Mrs. Smith was paid in restricted stock units issued on May 21, 2018 and vesting 50% on August 15, 2018 and 50% on March 15, 2019. At vesting, restricted stock units may be settled in cash or in shares of common stock at the election of the Compensation Committee of the Board, and the restricted stock units granted to Mr. Freiman and Mrs. Smith were settled in shares of common stock at vesting.

For Mr. Rittes, the achievement of the 2018 bonus payout was determined after the conclusion of the year by evaluating Nextel Brazil’s performance relative to pre-determined performance goals.

2018 Target Bonus. The 2018 annual target bonus percentage of base salary, the percentage change in target bonus from 2017, and the potential cash payout under the 2018 Bonus Plan at 100% of target for each of the named executive officers were as follows:

	2018 Target Bonus Percentage of Base Salary	Percent Change from 2017	2018 Target Bonus at 100% Payout ($)
Roberto Rittes(1)	160%	(20)%	1,049,180
Daniel Freiman	200%	0%	931,500
Shana Smith	200%	0%	931,500

(1)
As an employee of Nextel Brazil, Mr. Rittes’ base salary, bonus and benefits are paid in Brazilian Reais. As a result, the amount of compensation approved for Mr. Rittes as reflected in U.S. dollars in the Target Bonus at 100% Payout column varies based on the applicable exchange rate of the Brazilian Real relative to the U.S. dollar, and compensation as reported in U.S. dollars can vary significantly with no actual change to the compensation paid in Brazilian currency if the exchange rates are volatile. The amount of compensation for Mr. Rittes reflected in the table above is based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018.

2018 Performance Goals and Targets. The 2018 Bonus Plan for Mr. Rittes was based 100% on Nextel Brazil’s performance. The Compensation Committee reviews and determines the appropriate performance measures and weightings for the bonus plan on an annual basis. The following performance measures and weights were selected to focus Nextel Brazil’s employees on cash utilization and value preservation and to provide balanced incentives as any actions to improve one performance measure would be expected to have a corresponding negative impact on the other performance measure.

In 2018, Nextel Brazil’s performance was measured through revenue; adjusted operating income before depreciation and amortization, or adjusted OIBDA, which eliminates the impact of impairments and restructuring charges from OIBDA; cash flow and Net Promoter Score, or NPS. Each of the metrics had to meet a minimum threshold of target in order for a payout to be awarded for that metric under the 2018 Bonus Plan, and the bonus achievement was calculated by multiplying the achievement of each metric by its respective weight. The Compensation Committee approved the 2018 performance targets and intervals based on the Company’s 2018 budget. The 2018 performance targets and intervals were selected to keep employees of Nextel Brazil focused on key 2018 budget goals. The performance targets and corresponding intervals are designed to drive Company performance against challenging performance standards, but are not goals that would cause our executives or employees to take inappropriate business risks.

The targets, results and weights under the 2018 Bonus Plan for Mr. Rittes were as follows:

			Targets(1)
Performance Measures (millions)	Minimum Target (50% payout)	Weight	2018 Actual Achievement
Brazil Revenue Target R$	2,280	10%	2,405
Results			2,265
Cumulative achievement			0%
Brazil Adjusted OIBDA Target R$	10	40%	48
Results			111
Cumulative achievement			73%
Brazil Cash Flow Target(2) R$	(540)	40%	(415)
Results			(365)
Cumulative achievement			48%
NPS Target	33	10%	35
Results			31
Cumulative achievement			0%

(1)	As approved by the Compensation Committee. The 2018 Bonus Plan targets for Nextel Brazil were based on a 12-month business plan.
(2)
Cash flow defined as cash earnings before interest, taxes, depreciation and amortization minus cash taxes and cash investments and does not include restructuring fees, performance bonds, debt and interest repayments or intercompany transfers between segments.

2018 Calculation of Bonus Payment. To determine the bonus earned by Mr. Rittes during the 2018 Bonus Plan, the Compensation Committee met following each fiscal quarter-end to review our financial and operating performance as compared to the applicable performance measures for that quarter and to discuss performance factors and other criteria related to the bonus awards. At the end of the fiscal year 2018, the applicable targets set for each performance measure were compared to the results for the year in order to determine the appropriate bonus payout percentage, which for Mr. Rittes would be either no payout or a payout of 100% of target depending on the Company’s performance relative to the performance targets.

In some instances, the Compensation Committee, upon the recommendation of management, adjusts the bonus payments or, if appropriate, the methodology used to calculate the bonus target or our performance relative to the target to take into account, among other things, changes in the Company’s goals and plans and changes in business conditions in the relevant bonus period if it concludes that such adjustments are appropriate and consistent with our overall goals and strategy. The Compensation Committee made no adjustments to the 2018 bonus targets and payouts for the named executive officers.

2018 Financial Achievement and Bonus Payouts. Based on the foregoing, the bonuses awarded to the named executive officers in 2018 were as follows:

Name	2018 Bonus Cash Payout	2018 Bonus Equity Compensation(1)
Roberto Rittes(2)	$1,049,180	—
Daniel Freiman	$465,750	$465,750
Shana Smith	$465,750	$465,750

(1)
Mr. Freiman and Mrs. Smith received 50% of their 2018 bonus payout in cash and 50% in restricted stock units with the number of restricted stock units determined by dividing the target bonus by the closing price of our common stock on the Nasdaq on the date of grant, May 21, 2018, of $2.19. The restricted stock units were settled in shares of common stock at vesting.

(2)
As an employee of Nextel Brazil, Mr. Rittes’ base salary, bonus and benefits are paid in Brazilian Reais. As a result, the amount of compensation approved for Mr. Rittes as reflected in U.S. dollars in the Bonus Cash Payout column varies based on the applicable exchange rate of the Brazilian Real relative to the U.S. dollar, and compensation as reported in U.S. dollars can vary significantly with no actual change to the compensation paid in Brazilian currency if the exchange rates are volatile. The amounts for Mr. Rittes reflected in the table above are based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018.

2018 Long-Term Incentives

2018 Equity Incentives. For 2018, in connection with stockholder requests to better align the interest of directors, management and stockholders, 50% of the 2018 short-term bonus for Mr. Freiman and Mrs. Smith was paid in restricted stock units issued on May 21, 2018 and vesting 50% on August 15, 2018 and 50% on March 15, 2019. At vesting, restricted stock units may be settled in cash or in shares of common stock at the election of the Compensation Committee of the Board, and the restricted stock units granted to Mr. Freiman and Mrs. Smith were settled in shares of common stock at vesting.

In connection with the hiring of Mr. Rittes, on May 16, 2017 Mr. Rittes was offered an award of 1,500,000 options to purchase common stock with an exercise price of $0.5547 per share scheduled to vest ratably over three years from the date of grant. This grant exceeded the number of options permitted to be granted to a single participant in a 12-month period under the Company’s 2015 Incentive Compensation Plan (the “2015 Plan”) and 500,000 options were determined void as of the date of grant. On May 21, 2018, the Compensation Committee provided Mr. Rittes with a replacement equity award of 388,128 restricted stock units, which reflected the fair market value of the 500,000 stock options of Mr. Rittes’ new hire grant that were not granted, to provide Mr. Rittes with the negotiated value of his onboarding grant, ensure retention and align the interests of Mr. Rittes and stockholders. Of this grant, 1/3 vested on the date of grant, 1/3 is scheduled to vest on May 16, 2019 and 1/3 is scheduled to vest on May 16, 2020. At vesting, restricted stock units may be settled in cash or in shares of common stock at the election of the Compensation Committee of the Board, and the restricted stock units granted to Mr. Rittes that vested on May 21, 2018 were settled in shares of common stock.

Retention and Severance Arrangements. As previously disclosed by the Company, in 2015 the Board approved an organizational restructuring of the Company to further streamline expenses by shifting the costs and associated responsibilities from the Company’s headquarters in Reston, Virginia to Nextel Brazil, its operating subsidiary in Brazil. In connection with this restructuring, the Board approved a form of Separation and Release Agreement (the “Release Agreement”) for certain executive officers of the Company, which, as amended, provides for a severance payment of two times base salary and pro-rated bonus (the “Regular Severance”). The Release Agreements were provided to the officers on November 13, 2015 with a target termination date of July 1, 2016 and were amended to update the target termination date. In July 2017, the Release Agreements with Mr. Freiman and Mrs. Smith were updated to provide for a target termination date of April 1, 2018, and Mr. Freiman and Mrs. Smith were provided a payment equal to six months of base salary, paid in August 2017, in connection with their agreement to remain with the Company (the “2017 Retention Payment”). In March 2018, Mr. Freiman and Mrs. Smith’s Release Agreements were amended to provide for a target termination date of April 1, 2019. In connection with this change in termination date, Mr. Freiman and Mrs. Smith were provided with a retention payment equal to one year of base salary.

In connection with the Company’s announcement of a strategic transaction with América Móvil, S.A.B. de C.V. (the “Transaction”), the Compensation Committee of the Board determined on March 28, 2019 that it would be in the best interest of the Company to retain Mr. Freiman and Mrs. Smith beyond April 1, 2019 and agreed to amend the Release Agreements with Mr. Freiman and Mrs. Smith in exchange for each officer’s agreement to extend their employment. Under the amended arrangements, Mr. Freiman and Mrs. Smith will receive two retention payments, each in an amount equal to their base salary, to be paid on August 30, 2019 and December 31, 2019 (the “2019 Retention Payments”), subject to continued employment through these dates. The severance payment received by Mr. Freiman and Mrs. Smith if they are terminated in connection with a Change of Control of the Company, as defined in the Company’s 2015 Change of Control Severance Plan, on or before June 30, 2020 will be reduced by the 2017 Retention Payment and the 2019 Retention Payments. If termination in connection with a Change of Control of the Company occurs after June 30, 2020, Mr. Freiman and Mrs. Smith will be eligible for the full benefits set forth in the Change of Control Severance Plan. In addition, the defined Severance Period of 12 months under the Change of Control Severance Plan will be removed should the Transaction close. Finally, should Mr. Freiman and Mrs. Smith be terminated in a situation that does not trigger payment under the Change of Control Severance Plan, they will remain eligible for the Regular Severance to be paid when termination without cause occurs.

In connection with the Transaction and to ensure a smooth change of control, Nextel Brazil has entered into a retention agreement with Mr. Rittes providing for a retention bonus equal to 12 months of base salary to be paid by Nextel Brazil after the change of control with 50% paid on the three-month anniversary of the closing of the Transaction and 50% on the six-month anniversary of the closing of the Transaction, in each case subject to Mr. Rittes’ continued employment through the applicable payment date. If the Transaction does not close, no retention payment will be made, and if Mr. Rittes is terminated without cause after the Transaction closes, any unpaid retention bonus will be paid in connection with his departure.

Compensation Framework

Roles and Responsibilities. The following tables summarize the roles and responsibilities of the Compensation Committee and management in connection with the development and implementation of our compensation program for our executive officers.

Compensation Committee (3 Independent Directors)
Quarterly reviews and approves corporate goals and objectives with respect to our executive officers’ compensation.

Annually reviews and approves the evaluation process and compensation structures with respect to our executive officers’ compensation.

Evaluates performance in light of the Committee’s established goals and objectives.

Approves the annual compensation for our executive officers, considering the recommendations made by management and the independent compensation consultant, when needed.

Evaluates the performance of the chief executive officer relative to the performance goals determined by the Board.

Management
Recommends the compensation structure for the Company’s executive officers.

Provides recommendations to the Compensation Committee on the level of annual compensation for the Company’s executive officers.

Provides input to the Compensation Committee on the strategy, design and funding of our incentive compensation plans.

Makes plan design recommendations for broad-based benefit programs in which our executive officers participate.

Compensation Committee Consultant and Independence. Historically, the Compensation Committee considers the advice of an independent compensation consultant, together with information and analysis from management and its own judgment and experience, when evaluating the Company’s executive compensation program. In 2018, the Compensation Committee utilized the services of Lyons, Benenson & Company Inc. (“Lyons, Benenson”), an independent compensation consultant, in connection with a review of director compensation. The Compensation Committee did not use an independent compensation consultant, comparative industry data or a peer group in 2018 for executive compensation given the determination that no material changes would be made to executive officer compensation for 2018.

Additional Compensation and Compensation Plans

Benefits. In the United States, the named executive officers participate in the same benefit plans as the general employee population of the Company. International plans vary, and incremental amounts paid to executives who work outside the United States pursuant to foreign government required programs, including mandatory vacation allowances and retirement benefits, are not taken into consideration in determining base salary and are not used in calculating the annual target bonus amounts or in determining those executives’ target total direct compensation. In general, benefits are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income based on years of service with the Company. Benefits help keep employees focused on serving the Company and not distracted by matters related to paying for health care, saving for retirement or similar issues.

Retirement, Deferred Compensation and Pension Plans. We are implementing a restructuring of our U.S.-based corporate headquarters to further streamline our expenses by shifting the costs and associated responsibilities from our headquarters in Reston, Virginia to Nextel Brazil. In connection with these changes, the Company stopped accepting contributions to its 401(k) plan as of December 31, 2017 and terminated the 401(k) and distributed all assets in March 2018. We do not have any pension plans that entitle our named executive officers to additional benefits. In addition, we have not adopted a supplemental executive retirement plan or other “excess plan” that pays benefits to highly compensated executives whose salaries exceed the Internal Revenue Service’s maximum allowable salary for qualified plans, and we do not have any nonqualified deferred compensation plans.

In Brazil, executive officers receive deferred benefits under two programs. The first is a government-sponsored savings program required for all employees called Fundo de Garantia de Tempo de Servico (“FGTS”) pursuant to which Nextel Brazil is required to contribute an amount equal to 8% of an employee’s annual salary, bonus and severance, if applicable, into an account for the benefit of that employee. The funds contributed to FGTS become available to the employee or estate of the employee when an employee is terminated without cause, becomes disabled or dies. The second program is a private savings program for employees that is designed to complement Brazilian social security in which Nextel Brazil matches employee contributions up to 10% of an employee’s annual salary. The employer contribution vests based on length of service, and a minimum of two years of service is required before vesting begins. Once vested, the funds contributed by Nextel Brazil to the private savings plan are available to the employee or estate of the employee if the employee voluntarily leaves the company, is terminated with or without cause, becomes disabled or dies.

Severance Plans. We have two severance plans that provide for the payment of severance benefits to our U.S.-based employees, including our U.S.-based executive officers, if their employment is terminated in specified circumstances. One plan provides for the payment of severance benefits if the executive officer’s employment is terminated without cause for certain reasons, and the other plan provides for the payment of severance benefits if, in connection with or following a change of control, the executive officer’s employment is terminated without cause or if the executive officer terminates his or her employment with good reason. The two severance plans are mutually exclusive, meaning that an executive officer may be eligible to receive payments under one or the other of the plans depending on the circumstances surrounding the termination of the executive officer’s employment, but it is not possible for an executive officer to receive payments under both plans. While the Compensation Committee generally does not consider the potential payments to executive officers under our severance plans, including termination and change of control arrangements, in performing its annual evaluation of the target total direct compensation that may be realized by our executive officers, the Compensation Committee believes that the terms of these arrangements are generally consistent with those offered by similarly situated companies. A description of the terms of our severance plans, the specific circumstances that trigger payment of benefits, an estimate of benefits payable upon the occurrence of those triggering events and other information relating to such plans can be found below under the caption “Executive Compensation - Potential Payments Under Severance Plans.”

Executive Compensation Governance Practices

We believe that our compensation programs should ensure that our executives remain accountable for business results and take responsibility for the assets of the business and its employees. Consistent with these objectives, our Board has incorporated the following governance features into our compensation governance programs.

Compensation Risk Mitigation. The Company’s executive compensation program includes features designed to discourage executives and other employees from taking unnecessary risks that could harm the financial health and viability of the Company, including balanced performance measures in the 2018 Bonus Plan. The Compensation Committee believes that the performance criteria used in our 2018 Bonus Plan strike an appropriate balance between preserving liquidity and spending for future growth and profitability and mitigate risk to the Company because actions taken to improve our performance with respect to one of the criteria would normally be expected to have a corresponding negative impact on other criteria. For example, if management were to implement promotional programs designed to aggressively pursue growth in revenue, those actions would be expected to increase expenses, resulting in a potential deterioration in operational free cash flow in the short term.

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

Employment Agreements. Generally, we do not enter into employment contracts with our employees. Our foreign subsidiaries enter into employment contracts with their employees where required or customary based on local law or practice. As is customary for executives in Brazil, Nextel Brazil has entered into an employment agreement with Mr. Rittes in connection with his service as chief executive officer of Nextel Brazil.

No Repricing Options. The 2015 Plan approved by our stockholders in connection with the approval of our plan of reorganization prohibits the repricing of stock options governed by the 2015 Plan.

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

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Roberto Rittes(7)	2018	682,079	—	850,000	—	1,049,180	122,766	2,704,025
Chief Executive Officer, Nextel Brazil and Principal Executive Officer	2017	515,200	—	—	210,000	1,032,652	145,408	1,903,260

Daniel Freiman	2018	465,750	465,750	465,750	—	465,750	—	1,863,000
Chief Financial Officer	2017	461,813	242,513	—	—	923,625	—	1,627,951
	2016	450,000	3,621	—	—	900,000	10,600	1,364,221
Shana Smith General Counsel and Corporate Secretary	2018	465,750	465,750	465,750	—	465,750	—	1,863,000
	2017	461,813	242,513	—	—	923,625	—	1,627,951
	2016	450,000	3,621	—	—	900,000	10,600	1,364,221

(1)	The amount in this column for Mr. Rittes includes 13 months of base salary, which is typical annual base salary in Brazil, plus salary payments for holidays earned in 2018.
(2)
The amounts in this column for Mr. Freiman and Mrs. Smith for 2018 represent a retention bonus paid in connection with the extension of their separation dates. The amounts in this column for 2017 for Mr. Freiman and Mrs. Smith include a retention bonus of $232,875 paid in connection with the extension of their separation dates. The amounts in this column for 2017 and 2016 for Mr. Freiman and Mrs. Smith include payments made in 2017 and 2016 in connection with the bankruptcy asset sale bonus earned in 2015 in connection with the sale of the Company’s operations in Mexico that is paid in connection with the release of funds escrowed for indemnification and subject to reduction based on amounts paid for indemnification claims.

(3)
The amounts in this column represent the value of restricted stock unit awards granted to executives in 2018 computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions, and based on the closing price of our common stock on the Nasdaq on the date of grant, May 21, 2018, of $2.19.

(4)
No equity compensation was provided to executive officers in 2017 or 2016 other than a new hire grant of options provided to Mr. Rittes on May 16, 2017. The grant date fair value of Mr. Rittes’ options is computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions and based on the closing price of our common stock on the Nasdaq on the date of grant, May 16, 2017, of $0.5547.

(5)
The amounts in this column represent the bonus that we paid under the Bonus Plans in effect in 2018, 2017 and 2016. The bonus is determined based on a target bonus amount, which is a predetermined percentage of base salary. For Mr. Rittes the bonus is adjusted based on achievement of performance goals. For Mr. Freiman and Mrs. Smith, the bonus in 2017 and 2016 is adjusted based on achievement of bonus goals.

(6)
Consists of: (a) amounts contributed by us under our 401(k) plan for 2016; in 2018 and 2017, the Company did not offer a 401(k) plan, (b) in the case of Mr. Rittes, amounts contributed by Nextel Brazil to FGTS and to a private savings plan and (c) in the case of Mr. Rittes, perquisites and other personal benefits consisting of the additional cost paid by Nextel Brazil for medical and insurance benefits for programs different than those offered to the general employee base:

	Year	Company Contributions to 401(k) Plan ($)	Company Contributions to Government Plans ($)	Company Contributions to Private Savings Plan ($)	Perquisites and Other Personal Benefits ($)
Mr. Rittes	2018	N/A	54,566	60,530	7,670
	2017	N/A	93,727	46,310	5,371
Mr. Freiman	2018	N/A	N/A	N/A	—
	2017	N/A	N/A	N/A	—
	2016	10,600	N/A	N/A	—
Mrs. Smith	2018	N/A	N/A	N/A	—
	2017	N/A	N/A	N/A	—
	2016	10,600	N/A	N/A	—

(7)
Mr. Rittes’ salary, bonus and benefits, other than his equity grant, were paid in Brazilian Reais. As a result, the amount of compensation provided to Mr. Rittes as reflected in U.S. dollars in the Salary, Non-Equity Incentive Plan Compensation and All Other Compensation columns varies based on the applicable exchange rate of the Brazilian Real relative to the U.S. dollar. Mr. Rittes’ compensation as reported in U.S. dollars can vary significantly with no actual change to the compensation paid to Mr. Rittes in Brazilian currency if the exchange rates are volatile. The amounts for Mr. Rittes reflected in the Salary, Non-Equity Incentive Plan Compensation and All Other Compensation columns in the table above are based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018.

Grants of Plan-Based Awards

The table below summarizes the cash incentive bonus payments under our 2018 Bonus Plan and grants of restricted stock units made to named executive officers in 2018. Our 2018 Bonus Plan does not provide for payouts in fiscal years after 2018. We historically have not issued any performance-based equity incentive awards.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name		Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)
Roberto Rittes(4)	Annual Bonus	N/A	0	1,049,180	1,049,180	N/A	N/A	N/A	N/A
	Restricted Stock Units	5/21/2018	N/A	N/A	N/A	388,128	N/A	N/A	850,000
Daniel Freiman	Annual Bonus	N/A	N/A	465,750	931,500	N/A	N/A	N/A	N/A
	Restricted Stock Units	5/21/2018	N/A	N/A	N/A	212,671	N/A	N/A	465,750
Shana Smith	Annual Bonus	N/A	N/A	465,750	931,500	N/A	N/A	N/A	N/A
	Restricted Stock Units	5/21/2018	N/A	N/A	N/A	212,671	N/A	N/A	465,750

(1)
The amounts reflect the potential range of payouts pursuant to the 2018 Bonus Plan. The actual amounts of the payment made to Mr. Rittes is subject to Company-based performance targets, and for Mr. Freiman and Mrs. Smith payout under the retention-based 2018 Bonus Plan for U.S.-based employees was set at two times target with 50% paid in cash and 50% paid through an award of restricted stock units made on May 21, 2018. The actual amounts of the cash payments made under this plan to the named executive officers are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	The 2018 Bonus Plan for U.S.-based employees is a retention bonus plan, and there are no threshold performance levels under the Company’s 2018 Bonus Plan for U.S.-based employees.
(3)
The amounts in this column reflect the grant date fair value of the restricted stock unit awards on the date of grant computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718), but disregarding estimated forfeitures related to service-based vesting conditions. We value restricted stock unit awards on the date of grant based on the number of units subject to the grant multiplied by the closing price of our common stock on the date of grant.

(4)
Mr. Rittes’ annual bonus is paid in Brazilian Reais. As a result, the amount of compensation provided to Mr. Rittes as reflected in U.S. dollars in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards column varies based on the applicable exchange rate of the Brazilian Real relative to the U.S. dollar. The amounts for Mr. Rittes reflected in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards in the table above are based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End 2018 Table

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Roberto Rittes	5/21/2018	—	—	—	—	258,752(2)	1,141,096
	5/16/2017	333,334(3)	666,666(3)	0.5547	5/16/2027	—	—
Daniel Freiman	5/21/2018	—(4)	—(4)	—	—	106,335(5)	468,937
Shana Smith	5/21/2018	—(4)	—(4)	—	—	106,335(5)	468,937

(1)	The market value of the restricted stock units is based on the $4.41 closing price of a share of our common stock as reported on the Nasdaq on December 31, 2018.
(2)	Restricted stock unit award vests 33-1/3% on each of May 21, 2018, May 16, 2019 and May 16, 2020.
(3)	Stock option award vests 33-1/3% on each of May 16, 2018, May 16, 2019 and May 16, 2020.
(4)
In 2017, Mr. Freiman and Mrs. Smith returned to the Company all outstanding options previously granted to them, which had an exercise price of $20.68, for no compensation in order to replenish the Company’s equity compensation share pool.

(5)	Restricted stock unit award made in lieu of cash in connection with 2018 Bonus Plan vests 50% on each of August 15, 2018 and March 15, 2020.

Option Exercises and Stock Vested

In the table below, we list information on the vesting of restricted stock and restricted stock units during the year ended December 31, 2018. None of our executive officers exercised any options in 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Roberto Rittes	129,376	283,333(2)
Daniel Freiman	116,008	614,446(3)
Shana Smith	116,008	614,446(3)

(1)
The value realized on vesting is calculated as the number of shares vested multiplied by the closing price of the shares on the date of vesting, unless vesting occurs on a Saturday or Sunday, in which case the shares vested are multiplied by the closing price on the Friday preceding the vesting date.

(2)	Value of the vesting of 129,376 restricted stock units that were settled in shares of common stock on May 21, 2018.
(3)	Value of the vesting of 9,672 shares of restricted stock on June 26, 2018 and 106,336 restricted stock units that were settled in shares of common stock on August 15, 2018.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not offer pension benefits or a nonqualified deferred compensation plan.

Potential Payments Under Severance Plans

We have arrangements with each of our U.S.-based named executive officers under our Change of Control Severance Plan that provide for payments and benefits if an executive officer’s employment is terminated in connection with the occurrence of certain events involving a change in control. In addition, we have an obligation to make payments and provide certain benefits to our U.S.-based named executive officers under our Severance Plan and the 2015 Plan and the Release Agreements between the Company and Mr. Freiman and Mrs. Smith resulting from termination of employment upon the occurrence of certain events. The following is a summary of the payments that we or our successor may make under each of these arrangements.

Payments upon Termination of Employment. Our U.S.-based named executive officers are covered by our Change of Control Severance Plan and our Severance Plan. The Change of Control Severance Plan provides for the payment of certain benefits if, in connection with a change of control, an executive officer’s employment is terminated by the Company without cause or by the executive officer for good reason. No benefits are required to be paid unless the executive officer’s employment is terminated. The U.S.-based named executive officers are also entitled to severance benefits if their employment is terminated by the Company in specified circumstances under the Severance Plan. Although the benefits under the Severance Plan apply without regard to whether any change of control has occurred or is pending, the Change of Control Severance Plan provides that employees entitled to receive amounts paid under the Change of Control Severance Plan will not be entitled to cash severance under any other severance plan, including the Severance Plan. Mr. Freiman and Mrs. Smith have additional severance benefits pursuant to the Release Agreements that provide for the payment of one additional year of base salary in addition to the benefits provided by our Severance Plan.

Mr. Rittes is an employee of Nextel Brazil and is not eligible to receive benefits under the Change of Control Severance Plan or the Severance Plan. Mr. Rittes’ termination benefits are as set forth in his employment agreement and as required by Brazilian law. Pursuant to his employment agreement, Mr. Rittes will receive a payment equal to one year of base salary if he is terminated without cause until the legally mandated severance under Brazilian law is greater than this amount, in which case, he will receive the legally mandated severance.

The named executive officers have also received awards of stock options and restricted stock under the 2015 Plan, which contains provisions that may accelerate the vesting of awards made to a named executive officer if we terminate the executive officer’s employment with us, or if the executive officer terminates his or her employment with us for good reason, in connection with a change of control.

Except as noted below, we otherwise have not entered into any employment agreements or other arrangements that provide for benefits in connection with a termination of employment of our named executive officers.

Potential Payments Upon Termination of Employment

Payments Upon Termination of Employment. The following table shows the estimated amount of the payments to be made to each of the named executive officers employed with the Company at December 31, 2018 upon termination of their employment in connection with a change of control under the Change of Control Severance Plan, their involuntary termination under the Severance Plan or upon their termination in connection with their death, disability or retirement. For purposes of calculating the value of the benefits for the named executive officers employed by the Company at December 31, 2018, we have assumed that the triggering event for payment occurred under each of the arrangements as of December 31, 2018. The footnotes to the table contain an explanation of the assumptions made by us to calculate the payments, and the discussion that follows the table provides additional details on these arrangements.

Potential Payment Upon Termination of Employment

Termination Event(1)	Base Salary(2) ($)	Bonus(3) ($)	Other Payments(4) ($)	Equity Awards(5) ($)	Total(6) ($)
Change of Control Severance Plan - Termination by Executive for Good Reason or by the Company Without Cause
Roberto Rittes(7)	N/A	1,049,180	726,142	3,711,293	5,486,615
Daniel Freiman	698,625	1,397,250	53,406	468,937	2,618,218
Shana Smith	698,625	1,397,250	53,406	468,937	2,618,218
Severance Plan - Involuntary Termination
Roberto Rittes(7)	N/A	1,049,180	726,142	2,312,823	4,088,145
Daniel Freiman	465,750	465,750	465,750	287,788	1,685,038
Shana Smith	465,750	467,750	465,750	287,788	1,685,038
Death, Disability or Retirement
Roberto Rittes	—	—	—	3,711,293	3,711,293
Daniel Freiman	—	—	—	468,937	468,937
Shana Smith	—	—	—	468,937	468,937

(1)
The Change of Control Severance Plan and Severance Plan provide benefits for employees of NII Holdings. No payments are required to be made to any named executive officer under the Change of Control Severance Plan or the Severance Plan if the executive is terminated for cause or if the executive voluntarily terminates his or her employment (other than for good reason in connection with a change of control under the Change of Control Severance Plan).
Change of Control Severance Plan — Termination by Executive for Good Reason or by the Company Without Cause describes the benefits payable to our U.S.-based named executive officers if the named executive officer voluntarily terminates his or her employment for good reason in connection with a change of control or if the named executive officer’s employment is terminated without cause by us or the surviving entity in connection with a change of control as described below in “Change of Control Severance Plan.” The Change of Control Severance Plan provides that employees entitled to receive payments under the Change of Control Severance Plan will not also be entitled to severance under the Severance Plan.
Severance Plan — Involuntary Termination describes the benefits payable to a U.S.-based named executive officer if the named executive officer’s employment is terminated by us without cause other than in connection with a change of control under the circumstances described below under “Severance Plan.”
As an employee of Nextel Brazil, Mr. Rites is not eligible to receive benefits under the Change of Control Severance Plan or the Severance Plan. Termination benefits for Mr. Rittes are as set forth in his employment agreement and as required by Brazilian law.
Equity awards have been granted to the named executive officers pursuant to our 2015 Plan, and this table includes the equity-related impact of an involuntary termination as set forth in the 2015 Plan and grant agreements that apply to equity grants held by all named executive officers.

(2)
Amounts included in this column reflect the portion of the severance payment attributable to base salary. Amounts attributable to the target bonus are included in the Bonus column (see note 3 below). The severance payment under the Change of Control Severance Plan for U.S.-based named executive officers is 200% of the executive’s annual base salary on the day immediately preceding the change of control. For Mr. Freiman and Mrs. Smith, the amount of base salary paid in connection with a change of control transaction has been reduced by $232,875, which was previously provided to these executives as a retention bonus in August 2017. As set forth in the retention bonus award letter and the Release Agreements, should Mr. Freiman or Mrs. Smith become eligible for benefits under the Change of Control Severance Plan to be paid on or before June 30, 2020, the retention bonus will be deemed an advance of the amount due to these executives and will reduce the benefits due under the Change of Control Severance Plan. Subsequent to December 31, 2018, the Release Agreements with Mr. Freiman and Mrs. Smith were amended as discussed in "– Retention and Severance Agreements with Mr. Freiman and Mrs. Smith" below.

The severance payment under the Severance Plan for the U.S.-based named executive officers is 100% of the named executive officer’s annual base salary at the time of termination. Mr. Freiman and Mrs. Smith have entered into Release Agreements with the Company that provide for an additional 12 months of annualized base salary at the time of termination without cause in a situation not involving payment under the Change of Control Severance Plan.

(3)
Amounts included in this column reflect the portion of the severance payment attributable to the target bonus. The portion of the severance payment attributable to base salary is included in the Base Salary column (see note 2 above). Under the Change of Control Severance Plan, upon termination, each U.S.-based executive is entitled to receive as part of the severance payment 200% of the executive’s annual target bonus on the day immediately preceding the change of control, as well as an amount equal to the earned portion of the bonus payment for the period ending on the termination event.

The Severance Plan provides for the payment of an amount equal to a prorated portion of the actual bonus payment earned for the period ending on the termination event for each U.S.-based named executive officer, payable when bonuses are paid to all other eligible employees. In addition, the 2018 Bonus Plan, which applies to the short-term incentive bonus provided to each named executive officer, provides for a potential prorated portion of the actual bonus payment earned for the period ending on the severance date in connection with a termination without cause, paid at the Company’s discretion.

(4)
Other Payments for the U.S.-based named executive officers with respect to the Change of Control Severance Plan include 18 months of COBRA health insurance and six months of outplacement counseling assistance; an estimate has been included for these expenses. The U.S.-based executive officers are also eligible for reimbursement of legal, accounting and other fees incurred by the executive in a good faith effort to obtain the benefits provided for under the Change of Control Severance Plan; no amounts have been included in the Other Payments column for these potential payments.

Mr. Rittes is an employee of Nextel Brazil and is not eligible to receive benefits under the Change of Control Severance Plan or the Severance Plan. For Mr. Rittes, Other Payments listed under the Change of Control Severance Plan and Severance Plan represent a severance payment equal to one-year of base salary due to Mr. Rittes under his employment agreement in connection with a termination without cause by Nextel Brazil until legal severance in Brazil exceeds such amount, at which time, Mr. Rittes would receive legal severance. In addition, under Brazilian law, employees terminated without cause are entitled to a 40% increase in FGTS funds, and Other Payments for Mr. Rittes include $70,404 in FGTS relating to a termination without cause. The U.S. dollar amount included above is based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018.

For Mr. Freiman and Mrs. Smith, Other Payments under Severance Plan – Involuntary Termination include an additional 12 months of annualized base salary at the time of termination, as provided for in the Release Agreements.

(5)
Amounts included in the Equity Awards column reflect the value of unvested restricted stock units calculated using the closing price of our common stock on December 31, 2018 of $4.41 multiplied by the shares whose vesting or payment are prorated or accelerated upon the triggering event. For options, the value is the amount determined using the closing price of our common stock on December 31, 2018 minus the option exercise price multiplied by the shares of common stock that would be purchased through the exercise of the options.

In a change of control situation, we have assumed that the surviving entity has elected not to assume, replace or convert any of the awards made under the 2015 Plan. As described in more detail below, the 2015 Plan provides for the vesting of all unvested options and restricted stock in specific circumstances following a change of control of the Company. The 2015 Plan and the grant agreements made under that plan provide for a pro rata vesting of outstanding awards if an employee is terminated without cause based on the number of days served. The 2015 Plan and the grant agreements made under that plan also provide that outstanding and unvested options and restricted stock will vest upon an employee’s death, disability, and if the employee retires at or after age 65 or at an earlier age with the consent of the Compensation Committee, with vested options remaining exercisable for a period of one year after the date the employee ceases to be an employee of the Company or its subsidiary. The 2015 Plan and the grant agreements also provide for continued exercisability of vested options for a period of 90 days from the employee’s date of termination in all other situations.

(6)
In addition to the amounts specified in this column, upon termination in each of the circumstances noted, the executive officer is entitled to receive base salary and cash or non-cash benefits earned prior to the date of the named executive officer’s termination, including payments with respect to accrued and unused vacation time and any reimbursements for the reasonable and necessary business expenses incurred by the named executive officer prior to termination.

(7)
Mr. Rittes is an employee of Nextel Brazil and is not eligible for benefits under the Change of Control Severance Plan or the Severance Plan. Mr. Rittes’ termination benefits are as set forth in his employment agreement and as required by Brazilian law. Under Brazilian law, Mr. Rittes may be eligible for additional benefits than those indicated based on the specific circumstances of his termination. Under his employment agreement, Mr. Rittes is entitled to receive 2,400,000 Brazilian Reais, which represents 13 monthly salaries, in connection with a termination without cause. Under the 2018 Bonus Plan, Mr. Rittes is eligible to receive a prorated portion of the bonus payment earned for the period ending on his severance date in connection with a termination without cause. Mr. Rittes’ restricted stock unit awards and option awards were made pursuant to our 2015 Plan, and the terms of our 2015 Plan and the grant agreements made under that plan apply to his equity grants. The U.S. dollar amount included above is based on the average exchange rate of 3.66 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2018.

Change of Control Severance Plan. The Change of Control Severance Plan provides that each U.S.-based named executive officer will receive a payment if a change of control, as defined below, occurs and such U.S.-based named executive officer either is terminated without cause or resigns for good reason. Each U.S.-based named executive officer will be entitled to receive 200% of his or her annual base salary and target bonus at the date of his or her termination upon such an event as provided in the Change of Control Severance Plan. Each named executive officer will be entitled to receive his or her payment under the Change of Control Severance Plan in a lump sum within thirty days following termination of employment.

We or the surviving entity will also pay the full premium cost of continued health care coverage for each named executive officer under the federal COBRA law in such a termination. We will make the COBRA payments up to the lesser of 18 months or the time at which the named executive officer is reemployed and eligible to receive group health coverage benefits under another employer-provided plan.

In addition, in the event that a named executive officer incurs any legal, accounting or other fees and expenses in a good faith effort to obtain benefits under the Change of Control Severance Plan, we or the surviving entity will reimburse the named executive officer for such reasonable expenses. In the event that any payment made under the Change of Control Severance Plan is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the named executive officer’s payments will be reduced to the maximum amount that does not trigger the excise tax unless the named executive officer would be better off (on an after-tax basis) receiving all payments and paying all excise and income taxes.

A change of control will be deemed to occur under the Change of Control Severance Plan when:

●
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

●
the directors on our Board as of the effective date of the Change of Control Severance Plan or directors elected subsequent to that date and whose nomination or election was approved by a vote of at least two-thirds of the directors on the Board as of the effective date of the Change of Control Severance Plan cease to be a majority of our board;

●	our stockholders approve our complete liquidation or dissolution;
●
an individual, entity or group acquires beneficial ownership of 50% or more of our then outstanding shares or 50% of our then outstanding voting power to vote in an election of our directors, excluding any acquisition directly from us; or

●	our Board approves a resolution stating that a change of control has occurred.

A named executive officer will receive compensation under the Change of Control Severance Plan if:

●
the named executive officer is terminated without cause, as defined in the Change of Control Severance Plan, within 12 months from a change of control or prior to the change of control if the named executive officer reasonably demonstrates that the termination was at the request of a third party attempting to effect a change of control or otherwise in connection with a change of control; or

●	the named executive officer voluntarily terminates his or her employment for good reason during the 12 months following a change of control, defined as when, after the change of control:

●	there was a material and adverse change in or reduction of the named executive officer’s duties, responsibilities and authority that the named executive officer held preceding the change of control;
●	the named executive officer’s principal work location was moved to a location more than 40 miles away from his or her prior work location;
●
the named executive officer was required to travel on business to a substantially greater extent than prior to the change of control, which results in a material adverse change in his or her employment conditions;

●	the named executive officer’s salary, bonus or bonus potential were materially reduced or any other significant adverse financial consequences occurred;
●	the benefits provided to the named executive officer were materially reduced in the aggregate; or
●	we or any successor fail to assume or comply with any material provisions of the Change of Control Severance Plan.

Severance Plan. The Severance Plan provides payments to our U.S.-based named executive officers in the event of an involuntary termination of employment, which includes termination due to job elimination, work force reductions, lack of work, a determination by us that the executive officer’s contributions no longer meet the needs of the business and any other reason determined by us. Under the Severance Plan, each of the U.S.-based named executive officers will be entitled to a payment equal to 12 months of his or her annualized base salary, not including any bonus, incentive payments or commission payments. Each eligible named executive officer will also receive a pro rata payment of his or her bonus based on the portion of the year that the named executive officer was employed by us. We will pay the bonus to the named executive officer at the same achievement level as other employees subject to the same bonus targets and when we pay bonuses to employees at the same position level following the bonus period.

We expect to make a lump sum payment of the amount due under the Severance Plan, although we reserve the right to make the payments periodically for a period not to exceed 24 months. In order to receive payments under the Severance Plan, each named executive officer must return all of our property and execute a release agreement:

●	acknowledging that the payments to be received represent the full amount that the named executive officer is entitled to under the Severance Plan;
●	releasing any claims that the named executive officer has or may have against us; and
●	in our discretion, agreeing not to compete with us for a certain period.

The release agreement will also require the named executive officer to comply with specified confidentiality, non-disparagement and non-solicitation obligations. Our obligation to make or continue severance payments to the executive officer will cease if the executive officer does not comply with those obligations.

2015 Incentive Compensation Plan. The 2015 Plan currently covers the grant of certain incentives and awards, including stock options, restricted stock, restricted stock units and cash-based incentives, to our employees, including the named executive officers. Under the 2015 Plan, if a change of control occurs and the incentives and awards granted under the 2015 Plan are not assumed by the surviving entity, or the employee is terminated within a certain period following a change of control, each outstanding award is treated as explained below. A change of control under the 2015 Plan is defined the same as in the Change of Control Severance Plan and the same events that trigger payments to the named executive officer under the Change of Control Severance Plan trigger payments under the 2015 Plan.

●
Options. If the surviving entity assumes, replaces or converts the options and the named executive officer is terminated within 12 months under circumstances that would trigger payment, the options will become fully exercisable, vested or earned. If the options are not assumed, replaced or converted, each option shall be fully exercisable upon a change of control.

●
Restricted Stock and Restricted Stock Units. If the surviving entity assumes, replaces or converts the stock award and the named executive officer is terminated within 12 months under circumstances that would trigger payment, the stock awards shall be vested. If the restricted stock and restricted stock unit awards are not assumed, replaced or converted, the restricted stock or restricted stock units shall be vested upon a change of control.

●
Cash-Based Incentives. If the surviving entity assumes, replaces or converts cash-based incentives and the named executive officer is terminated within 12 months under circumstances that would trigger payment, each outstanding cash-based incentive award shall be deemed earned pro-rata based on the fraction of the performance period that has elapsed from the beginning of the performance period until termination. If the cash-based incentives are not assumed, replaced or converted, the cash-based incentives shall be deemed earned upon a change of control.

The 2015 Plan provides that the Compensation Committee, as administrator of the plan, shall determine what amounts will be payable to the named executive officer upon termination, death, disability or retirement in the agreement under which awards are made under the 2015 Plan. The award agreements relating to the 2015 emergence long-term equity grants provide for full vesting of any outstanding restricted stock and option awards covered by the agreement in connection with a named executive officer’s death, disability or retirement at or after age 65. In addition, the agreements provide for vesting of a prorated portion of the restricted stock and option awards based on time served if the named executive officer is terminated without cause.

Employment and Retention Agreements with Mr. Rittes. In accordance with his employment agreement with Nextel Brazil, Mr. Rittes will receive a payment equal to one year of base salary if he is terminated without cause until the legally mandated severance under Brazilian law is greater than this amount, in which case, he will receive the legally mandated severance. In connection with the Transaction and to ensure a smooth change of control, Nextel Brazil has entered into a retention agreement with Mr. Rittes providing for a retention bonus equal to 12 months of base salary to be paid 50% on the three-month anniversary of the closing of the Transaction and 50% on the six-month anniversary of the closing of the Transaction, in each case subject to Mr. Rittes’ continued employment through the applicable payment date. If the Transaction does not close, no retention payment will be made, and if Mr. Rittes is terminated without cause after the transaction closes, any unpaid retention bonus will be paid in connection with his departure.

Retention and Severance Agreements with Mr. Freiman and Mrs. Smith. As previously disclosed by the Company, in 2015 the Board approved an organizational restructuring of the Company to further streamline expenses by shifting the costs and associated responsibilities from the Company’s headquarters in Reston, Virginia to Nextel Brazil. In connection with this restructuring, the Board approved the Release Agreement for certain executive officers of the Company, which, as amended, provides for a severance payment of two times base salary and pro-rated bonus. The Release Agreements were provided to the officers on November 13, 2015 and have been amended from time-to-time to reflect changes in the timeline of the restructuring.

In connection with the Company’s announcement of the Transaction, the Compensation Committee of the Board determined on March 28, 2019 that it would be in the best interest of the Company to retain Mr. Freiman and Mrs. Smith beyond April 1, 2019 and agreed to amend the Release Agreements with Mr. Freiman and Mrs. Smith in exchange for each officer’s agreement to extend their employment. Under the amended arrangements, Mr. Freiman and Mrs. Smith will receive the 2019 Retention Payments, subject to their continued employment through the applicable payment dates. The severance payment received by Mr. Freiman and Mrs. Smith if they are terminated in connection with a Change of Control of the Company, as defined in the Change of Control Severance Plan, on or before June 30, 2020 will be reduced by the 2017 Retention Payment and the 2019 Retention Payments. If termination in connection with a Change of Control of the Company occurs after June 30, 2020, Mr. Freiman and Mrs. Smith will be eligible for the full benefits set forth in the Change of Control Severance Plan. In addition, the defined Severance Period of 12 months under the Change of Control Severance Plan will be removed should the Transaction close. Finally, should Mr. Freiman and Mrs. Smith be terminated in a situation that does not trigger payment under the Change of Control Severance Plan, they will remain eligible for the Regular Severance to be paid when termination without cause occurs.

Director Compensation

Fees Payable to Non-Employee Directors. Each of our non-employee directors other than Mr. Shindler receives an annual retainer for serving on the Board. In addition, our non-employee directors other than Mr. Shindler receive additional fees for their service on committees. Our director compensation for 2018 consisted of the following components:

Board:
Annual Retainer	$70,000
Annual Non-Executive Chair	$45,000

Committees:
Committee Chairs	$5,000
Audit Committee	$25,000
Compensation Committee	$20,000
Corporate Governance and Nominating Committee	$15,000

We pay all retainers in arrears in quarterly installments. We also reimburse directors for travel expenses incurred in connection with attending Board, committee and stockholder meetings and for other related expenses. We do not provide any additional compensation to employees who serve as a director or a committee member during periods in which they are also employees.

On August 1, 2017, Mr. Shindler voluntarily stepped down as Chief Executive Officer of the Company. During his tenure as Chief Executive Officer and member of the Board, Mr. Shindler did not receive any additional compensation for his service as a director. Mr. Shindler continues to serve as a member of the Board and serves as the direct line of reporting for the executive team on behalf of the Board. Mr. Shindler receives $200,000 per year paid bi-weekly and health benefits in connection with this role. In addition, a grant of restricted stock previously provided to Mr. Shindler on June 26, 2015 and that vested 33 1/3% on each of June 26, 2016, June 26, 2017 and June 26, 2018 remained in place and continued to vest after Mr. Shindler stepped down from his position. Under Mr. Shindler’s Separation and Release Agreement, as amended, Mr. Shindler has a change of control benefit of $2,576,784, representing 200% of his annual target bonus as of August 1, 2017 and 18 months of COBRA benefits, should the Company enter into a transaction agreement for a transaction meeting the definition of change of control as defined in the Company’s Change of Control Severance Plan on or before July 31, 2019, payable within twenty business days of the closing of such transaction.

2018 Director Equity Incentives. In August 2018, directors received grants of restricted stock units pursuant to the 2015 Plan that are scheduled to vest in three equal annual installments beginning on August 17, 2019. In connection with these awards, the Compensation Committee of the Board engaged Lyons, Benenson as its independent compensation consultant, to assist it in evaluating its director compensation program and to select an appropriate peer group of comparable companies for purposes of setting director compensation. Based on the analysis of the peer group’s director compensation levels, the Company’s director compensation levels had been below the peer group since the Company emerged from bankruptcy in 2015, primarily because the Compensation Committee had not made equity grants to directors in 2016 and 2017 in order to preserve the limited number of shares available under the 2015 Plan. In addition, the Compensation Committee and Lyons, Benenson considered the Company’s business and strategy, the evolution and growth of the Company since emergence from bankruptcy, the amount and type of work required of directors since emergence from bankruptcy, the Company’s unique situation and level of risk associated with the Company’s foreign operations and strategic process, and recent requests by stockholders seeking better alignment of interests between stockholders and directors. In consideration of these and other factors and after consultation and discussion with Lyons, Benenson, the Compensation Committee determined that total director compensation should be above the peer group and awarded 236,996 restricted stock units to each of the directors other than Mr. Shindler, and 33,699 restricted stock units to Mr. Shindler, due to Mr. Shindler’s director compensation package and Mr. Shindler’s Separation and Release Agreement and the potential change of control payment available under that agreement. Although awarded in 2018, these grants were intended to cover equity awards for 2018, 2019 and 2020.

At vesting, restricted stock units may be settled in cash or in shares of common stock at the election of the Compensation Committee of the Board.

Director Compensation Table

In the table and discussion below, we summarize the compensation paid to our non-employee directors.

Director Compensation for Fiscal Year 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Kevin Beebe	140,000	1,293,998	1,433,998
James Continenza	110,000	1,293,998	1,403,998
Howard Hoffmann	115,000	1,293,998	1,408,998
Ricardo Knoepfelmacher	70,000	1,293,998	1,363,998
Christopher Rogers	110,000	1,293,998	1,403,998
Robert Schriesheim	115,000	1,293,998	1,408,998
Steven Shindler(2)	221,159	183,997	405,156

(1) The amounts in this column reflect the grant date fair value of restricted stock unit awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). On August 17, 2018, we provided each director other than Mr. Shindler with a grant of 236,996 shares of restricted stock units that vest 33-1/3% on each of August 17, 2019, August 17, 2020 and August 17, 2021. The grant date fair value was $5.46 per share. The dollar value of the restricted stock units subject to those grants, based on the $1.88 closing price of a share of our common stock as reported on the Nasdaq on April 1, 2019, was $445,552. Mr. Shindler received a grant of 33,699 shares of restricted stock units. At vesting, restricted stock units may be settled in cash or in shares of common stock at the election of the Compensation Committee of the Board.

(2)	Fees Earned or Paid in Cash include $21,159 of the Company's portion of health benefits.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Ownership of Directors and Management

In the table and the related footnotes below, we list the amount and percentage of shares of our common stock that are deemed under the rules of the SEC to be beneficially owned on April 15, 2019 by:

•each person who served as one of our directors as of that date;
•each of the named executive officers; and
•all directors and executive officers as a group.

	Shares Covered By
Name of Beneficial Owner	Shares Owned and Vested Options(1)	Options to Vest(2)	Restricted Stock Units to Vest(3)	Percent of Class(4)
Kevin Beebe	11,607			*
Howard Hoffmann	11,607			*
James Continenza	11,607			*
Ricardo Knoepfelmacher	11,607			*
Christopher Rogers	11,607			*
Robert Schriesheim	11,607			*
Steven Shindler	88,309			*
Roberto Rittes	462,710	333,333	129,376	*
Daniel Freiman	155,211			*
Shana Smith	153,934			*
All directors and executive officers as a group (10 persons)	929,806	333,333	129,376	*

*	Indicates ownership of less than 1%
(1) Includes common stock currently owned and exercisable options.
(2) Indicates shares that may be acquired upon the exercise of stock options exercisable on or within 60 days of April 15, 2019.
(3) Indicates restricted stock units that will vest and may be settled in shares of the Company’s common stock or cash equal to the fair market value thereof on or within 60 days of April 15, 2019.
(4) Based on the total number of shares reflected in columns one through three and 101,580,702 shares of our common stock issued and outstanding on April 15, 2019.

Principal Stockholders

The table below lists each person or group, as that term is used in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of our outstanding common stock as of April 15, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Principal Stockholders
683 Capital Management, LLC(2) 3 Columbus Circle, Suite 2205 New York, NY 10019	13,163,432	13.0%
Joseph D. Samberg(3) 1091 Boston Post Road Rye, NY 10580	12,362,133	12.2%
BlackRock, Inc.(4) 55 East 52nd Street New York, NY 10055	6,412,748	6.3%
New Generation Advisors, LLC(5) 13 Elm Street, Suite 2 Manchester, MA 01944	6,009,190	5.9%
(1)		Based on 101,580,702 shares of common stock issued and outstanding on April 15, 2019.
(2)
According to a Schedule 13G/A filed with the SEC on February 14, 2019, 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman have shared voting and shared dispositive power with respect to 13,163,432 shares of our common stock.

(3)
According to a Schedule 13G/A filed with the SEC on December 4, 2018, Joseph D. Samberg has sole voting and sole dispositive power with respect to 12,362,133 shares of our common stock, of which 10,096,986 shares are owned by The Joseph D. Samberg Revocable Trust, for which Mr. Samberg serves as trustee, and 2,265,147 shares are directly held by an entity controlled by Mr. Samberg.

(4)
According to a Schedule 13G filed with the SEC on February 8, 2019, BlackRock, Inc. has sole voting power with respect to 6,213,115 shares of our common stock and sole dispositive power with respect to 6,412,748 shares of our common stock.

(5)
According to a Schedule 13G/A filed with the SEC on February 14, 2019, New Generation Advisors, LLC, George Putnam III, Michael S. Weiner, Darren Beals and F. Baily Dent have shared voting and shared dispositive power with respect to 6,009,190 shares of our common stock. Michael S. Weiner has sole voting power with respect to 14,900 additional shares of our common stock.

Equity Compensation Plans

The following table sets forth information as of December 31, 2018, with respect to compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders:
2015 Incentive Compensation Plan	5,027,060	$2.69	3,554,910(3)
Total	5,027,060	$2.69	3,554,910

(1)	Restricted stock units issued under the 2015 Incentive Compensation Plan are not included in the calculation of weighted average exercise price.

(2)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights, and shares subject to an outstanding but unvested restricted stock or restricted stock unit award.

(3)
The 2015 Plan permits the grant of one or more of the following awards: options, restricted stock, restricted stock units and cash-based incentives. The number of shares authorized to be issued under the 2015 Plan will be reduced by one share of common stock for each share of common stock issued pursuant to a stock option and by one and one-half shares of common stock for each share of common stock issued pursuant to all other equity-based awards. As of December 31, 2018, common stock reserved for future issuance does not include 2,054,427 restricted stock units that were issued in 2018 that may be settled in cash or shares of common stock at vesting, and if settled in shares of common stock, would reduce the shares available for grant under our 2015 Plan by 3,081,641 shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

In accordance with our Corporate Governance Guidelines, a majority of our Board must be independent as defined by the Nasdaq listing rules and the Exchange Act. On March 11, 2019, the Board determined that the following five of its seven current members (71%) are independent: Kevin Beebe (Chair), James Continenza, Howard Hoffmann, Christopher Rogers and Robert Schriesheim. In making that determination, the Board considered Mr. Shindler’s former employment as chief executive officer of the Company and the relationship between Mr. Knoepfelmacher and RK Partners described below in “Certain Relationships and Related Transactions.” The Audit, Compensation, and Corporate Governance and Nominating Committees are comprised entirely of independent directors. The positions of principal executive officer and Chair of the Board are not held by the same individual. Kevin Beebe serves as Chair of the Board and Roberto Rittes is the principal executive officer of the Company.

Certain Relationships and Related Transactions

As stated in our Corporate Governance Guidelines and the charter of the Audit Committee, the Audit Committee is responsible for reviewing and approving or ratifying transactions involving the Company and related persons (such as the Company’s officers, directors, family members of the officers and directors, and other related parties) in accordance with the requirements of Nasdaq. In determining whether to approve or ratify a related party transaction, the Audit Committee evaluates whether the transaction is in the best interests of the Company taking into consideration all relevant factors, including, as applicable, the Company’s business rationale for entering into the transaction and the fairness of the transaction to the Company. The Audit Committee generally seeks to consider and approve these transactions in advance where practicable but may also ratify them after the transactions are entered into, particularly in instances where the transactions are entered into in the ordinary course of business or if the transaction is on terms that are consistent with a policy previously approved by the Audit Committee or the Board. In instances where the transaction is subject to renewal or if the Company has the right to terminate the relationship, the Audit Committee expects to periodically monitor the transaction to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

The Audit Committee has reviewed and approved an agreement dated October 27, 2016 between the Company’s subsidiary, Nextel Telecomunicações Ltda (“Nextel Brazil”) and RK Partners, a financial and operational restructuring advisory firm for which Ricardo Knoepfelmacher, a director of the Company, serves as the Managing Partner, for advice relating to the restructuring of the Company’s outstanding debt. The agreement, as amended, provides for fixed monthly payments of R$330,000, or $103,474 based on the average exchange rate of 3.1892 Brazilian Reais to 1.00 U.S. dollar for the year ended December 31, 2017 (the “Average Exchange Rate”) and a success fee of R$12,000,000, or $3,762,699 based on the Average Exchange Rate, less 50% of the monthly payments made through March 2017 and 100% of the monthly payments made starting in April 2017. For services provided in 2017, Nextel Brazil paid RK Partners fixed monthly payments totaling R$3,914,122, or $1,227,305 based on the Average Exchange Rate, including taxes. The project was successfully completed in January 2018 with amendments to Nextel Brazil’s credit facilities that included the deferral of substantially all principal payments for the first 48 months from effectiveness, an extension of the loan maturity dates to 98 months from the date of effectiveness and a holiday for certain financial covenant compliance until June 30, 2020. In connection with the effectiveness of the amendments, RK Partners was paid a success fee in January 2018 of R$9,354,741, or $2,933,256 based on the Average Exchange Rate. Due to Nextel Brazil’s agreement with RK Partners, the Board has determined that Mr. Knoepfelmacher does not meet the independence standards of the Nasdaq listing rules and the Exchange Act.

Item 14.    Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

KPMG LLP has audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017. The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$5,349,180	$6,600,725
Audit-Related Fees(2)	$175,000	$30,000
TOTAL	$5,524,180	$6,630,725

(1)
Audit fees consist of those fees rendered for the audit of our annual consolidated financial statements, audit of the effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports and for services normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consist of those fees for assurance and related services that are reasonably related to the review of our financial statements.

Audit Committee Pre-Approval Policies and Procedures

It is the policy of the Audit Committee that our independent registered public accounting firm may provide only those services that have been pre-approved by the Audit Committee. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee or, in specified circumstances, the Audit Committee chair pursuant to authority delegated by the Audit Committee. The term of any general pre-approval is eighteen months from the date of pre-approval, unless the Audit Committee or a related engagement letter specifically provides for a different period. The Audit Committee will annually review and pre-approve the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval. The Audit Committee has delegated its pre-approval authority to Robert Schriesheim, the chair of the Audit Committee.

Requests or applications to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent registered public accounting firm and our controller, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. For the years ended December 31, 2018 and 2017, all services provided by our independent registered public accounting firm were pre-approved in accordance with the Audit Committee policy described above.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
2.1	First Amended Joint Plan of Reorganization Proposed by the Debtors and Debtors in Possession and the Official Committee of Unsecured Creditors	8-K	2.1	06/22/15
3.1	Amended and Restated Certificate of Incorporation of NII Holdings.	S-8	3.1	06/26/15
3.2	Fifth Amended and Restated Bylaws of NII Holdings.	S-8	3.2	06/26/15
4.2	Indenture, dated as of August 14, 2018, between NII Holdings and Wilmington Trust, National Association, as trustee.	8-K	4.1	08/14/18
4.3	Form of 4.25% Convertible Senior Note due 2023 (included as Exhibit A in Exhibit 4.2).	8-K	4.2	08/14/18
10.1	Fourth Amended and Restated Trademark License Agreement, dated July 27, 2011, between Nextel Communications, Inc. and NII Holdings.	10-Q	10.1	11/08/11
10.2	Amendment No. 3 to Fourth Amended and Restated Trademark License Agreement with Nextel Communications, Inc. and NII Holdings, dated June 1, 2015.	10-K	10.2	03/03/16
10.3	Purchase and Sale Agreement, dated as of January 26, 2015, between New Cingular Wireless Services, Inc., NIHD Telecom Holdings, B.V., NIU Holdings LLC, Comunicaciones de Mexico S.A. de C.V., Nextel International (Uruguay) LLC, NII International Telecom S.C.A., NII International Holdings S.à r.l., NII Global Holdings, Inc., NII Capital Corp. and NII Holdings.	8-K	10.1	01/26/15
10.4	Amended and Restated Credit Agreement, effective January 5, 2018, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Sinosure).	8-K	10.1	11/01/17
10.5	Amended and Restated Credit Agreement, effective January 5, 2018, among Nextel Telecomunicações Ltda., the Guarantors and China Development Bank, as Lender, Administrative Agent and Arranger (Non-Sinosure).	8-K	10.2	11/01/17
10.6	Parent Guaranty Agreement, effective January 5, 2018, between Nextel Holdings S.à r.l., as Parent Guarantor, and China Development Bank, as Administrative Agent under the Sinosure Credit Agreement and Non-Sinosure Credit Agreement.	8-K	10.4	11/01/17
10.7 (+)	Letter Agreement with Steven Shindler, dated February 1, 2019.	8-K	10.1	02/01/19
10.8	Amendment No. 6 and Consolidation to Bank Credit Certificate, effective January 5, 2018, between Nextel Telecomunicações Ltda. and Caixa Economica Federal.	8-K	10.8	11/01/17
10.9	Amendment No. 6 and Consolidation to Bank Credit Certificate, effective January 5, 2018, between Nextel Telecomunicações Ltda. and Banco do Brasil, S.A.	8-K	10.6	11/01/17

10.10	Investment Agreement, dated June 5, 2017, among NII Holdings, AINMT Holdings AB and AINMT Brazil Holdings B.V., among others.	8-K	10.1	06/06/17
10.11	Shareholders Agreement in Relation to Nextel Holdings S.à r.l., dated June 5, 2017, among NII International Telecom and AINMT Brazil Holdings B.V., among others.	8-K	10.2	06/06/17
10.12	NII Holdings Severance Plan.	10-K	10.16	02/28/13
10.13(+)	NII Holdings Change of Control Severance Plan.	8-K	10.2	12/22/15
10.14(+)	NII Holdings 2015 Incentive Compensation Plan.	S-8	4.1	06/26/15
10.15(+)	Form of Restricted Stock Award Agreement (Employees).	8-K	10.3	06/30/15
10.16(+)	Form of Nonqualified Stock Option Agreement (Employees).	8-K	10.4	06/30/15
10.17(+)	Form of Director and Executive Officer Indemnification Agreement.	10-K	10.32	03/03/16
10.18(+)	Form of Separation and Release Agreement for Daniel Freiman and Shana Smith.	10-K	10.18	03/15/18
10.19(+)	Offer Letter for Steven M. Shindler, dated April 30, 2013.	8-K	10.1	05/02/13
10.20(+)	Separation and Release Agreement between NII Holdings and Steven Shindler, dated July 25, 2017.	8-K	10.1	07/27/17
10.21(+)	Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated April 24, 2017.	8-K	10.2	07/27/17
10.22(+)	First Amendment to Employment Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated January 12, 2018.	10-K	10.22	03/15/18
10.23(+)	Letter Agreement between NII Holdings and Daniel Freiman, dated July 25, 2017.	8-K	10.3	07/27/17
10.24(+)	Letter Agreement between NII Holdings and Shana Smith, dated July 25, 2017.	8-K	10.4	07/27/17
10.25(+)	Letter Agreement with Steven Shindler, dated July 30, 2018.	8-K	10.1	08/01/18
10.26(+)	NII Holdings Form of Restricted Stock Unit Agreement (Non-U.S. Employees - Brazil).	10-Q	10.1	08/07/18
10.27(+)	NII Holdings Form of Restricted Stock Unit Agreement (U.S. Employees).	10-Q	10.2	08/07/18
10.28(+)	NII Holdings Form of Restricted Stock Unit Agreement (Directors).	10-Q	10.3	08/07/18
10.29	Purchase Agreement dated March 18, 2019, among NII Holdings, Inc., NII International Holdings S.à r.l., America Movil, S.A.B. de C.V. and AI Brazil Holdings B.V.	8-K	10.1	03/18/19
10.30	Letter Agreement dated March 18, 2019 between NII Holdings, Inc., NII Brazil Holdings S.à r.l., NII International Holdings S.à r.l. and AI Brazil Holdings B.V.	8-K	10.2	03/18/19
21.1	Subsidiaries of NII Holdings.	10-K	21.1	03/18/19
23.1	Consent of KPMG LLP.	10-K	23.1	03/18/19
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	10-K	32.1	03/18/19
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	10-K	32.2	03/18/19

101	The following materials from the NII Holdings Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.	10-K	101	03/18/19
_____________________________________

+	Indicates Management Compensatory Plan, Contract or Arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NII HOLDINGS, INC.

By:	/s/ TIMOTHY M. MULIERI
Timothy M. Mulieri Vice President, Corporate Controller (on behalf of the registrant and as Principal Accounting Officer)
April 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2019.

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