Form 10-Q
period 2019-03-31
NII HOLDINGS INC
filed 2019-05-10
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or
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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NIHD	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 6, 2019
Common Stock, $0.001 par value per share	101,580,702

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$94,610	$142,486
Short-term investments	25,271	32,329
Accounts receivable, net of allowance for doubtful accounts of $24,217 and $19,637	104,585	99,885
Handset and accessory inventory	1,461	1,949
Prepaid expenses and other	249,628	245,916
Total current assets	475,555	522,565
Property, plant and equipment, net	147,377	143,930
Intangible assets, net	158,894	162,156
Operating lease right-of-use assets	359,677	—
Other assets	240,765	231,179
Total assets	$1,382,268	$1,059,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$34,506	$39,147
Accrued expenses and other	288,289	298,990
Operating lease liabilities	48,159	—
Current portion of long-term debt	22,941	21,350
Total current liabilities	393,895	359,487
Long-term debt	622,764	632,857
Long-term operating lease liabilities	373,550	—
Other long-term liabilities	192,799	249,055
Total liabilities	1,583,008	1,241,399
Commitments and contingencies (Note 9)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 101,581 shares issued and outstanding — 2019, 101,323 shares issued and outstanding — 2018	102	101
Paid-in capital	2,143,479	2,143,240
Accumulated deficit	(2,245,937)	(2,236,883)
Accumulated other comprehensive loss	(7,615)	(8,435)
Total NII Holdings stockholders’ deficit	(109,971)	(101,977)
Noncontrolling interest	(90,769)	(79,592)
Total deficit	(200,740)	(181,569)
Total liabilities and stockholders’ deficit	$1,382,268	$1,059,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, except per share amounts) Unaudited

	Three Months Ended
	March 31,
	2019	2018
Operating revenues
Service and other revenues	$146,015	$176,200
Handset and accessory revenues	800	5,041
	146,815	181,241
Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	61,377	84,507
Cost of handsets and accessories	5,081	9,065
Selling, general and administrative	65,329	90,886
Impairment, restructuring and other charges, net	5,791	2,351
Depreciation	5,043	4,134
Amortization	3,313	3,591
	145,934	194,534
Operating income (loss)	881	(13,293)
Other (expense) income
Interest expense, net	(29,322)	(26,606)
Interest income	3,769	5,386
Foreign currency transaction losses, net	(1,618)	(1,188)
Other income (expense), net	28,129	(6,330)
	958	(28,738)
Income (loss) from continuing operations before income taxes	1,839	(42,031)
Income taxes	—	—
Net income (loss) from continuing operations	1,839	(42,031)
Loss from discontinued operations, net of income taxes	(2,697)	(121)
Net loss	(858)	(42,152)
Net loss attributable to noncontrolling interest	(5,763)	(11,256)
Net income (loss) attributable to NII Holdings	$4,905	$(30,896)

Net income (loss) from continuing operations per common share, basic and diluted	$0.02	$(0.42)
Net loss from discontinued operations per common share, basic and diluted	(0.03)	—
Net loss per common share, basic and diluted	$(0.01)	$(0.42)

Weighted average number of common shares outstanding, basic	101,390	100,385

Weighted average number of common shares outstanding, diluted	103,235	100,385

Comprehensive income (loss), net of income taxes
Foreign currency translation adjustment	$820	$1,549
Other comprehensive income	820	1,549
Net income (loss) attributable to NII Holdings	4,905	(30,896)
Total comprehensive income (loss)	$5,725	$(29,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2018	101,323	$101	$2,143,240	$(2,236,883)	$(8,435)	$(101,977)	$(79,592)	$(181,569)
Implementation of lease accounting standard	—	—	—	(13,959)	—	(13,959)	(5,946)	(19,905)
Net income (loss)	—	—	—	4,905	—	4,905	(5,763)	(858)
Other comprehensive income	—	—	—	—	820	820	443	1,263
Share-based compensation activity	258	1	239	—	—	240	89	329
Balance, March 31, 2019	101,581	$102	$2,143,479	$(2,245,937)	$(7,615)	$(109,971)	$(90,769)	$(200,740)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2017	100,384	$100	$2,139,299	$(2,127,903)	$(47,239)	$(35,743)	$(75,445)	$(111,188)
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Net loss	—	—	—	(30,896)	—	(30,896)	(11,256)	(42,152)
Other comprehensive income	—	—	—	—	1,549	1,549	676	2,225
Share-based compensation activity	1	—	586	—	—	586	109	695
Balance, March 31, 2018	100,385	$100	$2,139,885	$(2,124,699)	$(45,690)	$(30,404)	$(71,313)	$(101,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(858)	$(42,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	2,697	121
Amortization of debt discounts and financing costs	2,258	109
Depreciation and amortization	8,356	7,725
Provision for losses on accounts receivable	14,122	12,917
Foreign currency transaction losses, net	1,618	1,188
Impairment charges and (gains) losses on disposals of fixed assets	(5,103)	759
Share-based payment expense	492	611
Gain on derivative instrument	(31,467)	—
Other, net	378	(919)
Change in assets and liabilities:
Accounts receivable	(19,782)	(16,023)
Prepaid value-added taxes	(6,398)	(4,153)
Handset and accessory inventory	476	(1,917)
Prepaid expenses and other	(1,111)	(12,692)
Other long-term assets	(7,695)	(3,150)
Accrued value-added taxes	(308)	6,067
Other long-term liabilities	8,327	1,779
Accounts payable, accrued expenses, deferred revenues and other	(3,445)	5,065
Net cash used in operating activities	(37,443)	(44,665)
Cash flows from investing activities:
Capital expenditures	(15,017)	(11,115)
Purchases of investments	(124,189)	(197,533)
Proceeds from sales of investments	131,404	162,624
Change in deposits, net	425	41,309
Other, net	(621)	(1,518)
Total investing cash used in continuing operations	(7,998)	(6,233)
Total investing cash provided by discontinued operations	—	14
Net cash used in investing activities	(7,998)	(6,219)
Cash flows from financing activities:
Repayments under equipment financing facility and local bank loans	(484)	(478)
Repayments under finance leases and other	(1,479)	(2,082)
Payments of debt financing costs	—	(4,130)
Other	(287)	—
Net cash used in financing activities	(2,250)	(6,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	47	716
Net decrease in cash, cash equivalents and restricted cash	(47,644)	(56,858)
Cash, cash equivalents and restricted cash, beginning of period	250,739	305,778
Cash, cash equivalents and restricted cash, end of period	$203,095	$248,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Overview. Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "NII," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018. You should not expect results of operations for interim periods to be an indication of the results for a full year. Our consolidated results from continuing operations in this quarterly report on Form 10-Q include the results of operations of Nextel Brazil and our corporate headquarters.
Proposed Sale of Nextel Brazil. On March 18, 2019, NII Holdings and NII International Holdings S.à r.l., or NIIH, a wholly-owned subsidiary of NII Holdings, entered into a purchase agreement with América Móvil, S.A.B. de C.V., or AMX, and AI Brazil Holdings B.V., or AI Brazil Holdings, pursuant to which NII Holdings and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NII Brazil Holdings S.à r.l., or NIIBH, to AMX. We refer to this transaction as the Nextel Brazil transaction. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings S.à r.l., or Nextel Holdings, to NIIBH. We refer to this transaction as the AI Brazil Holdings transaction. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil.

Under the terms of the purchase agreement, AMX will acquire all of the issued and outstanding shares of NIIBH for an aggregate purchase price of $905.0 million, less net debt and subject to certain adjustments at closing, including reimbursement for capital expenditures up to a budgeted amount from March 1, 2019 to closing, a working capital adjustment (subject, in the case of an increase in net working capital, to a cap based on budgeted changes in working capital through the earlier of closing or December 31, 2019), and a deduction for the amount, if any, by which certain budgeted selling and marketing costs exceed actual spending on such costs from March 1, 2019 to closing. NII Holdings will receive its pro rata share of the net purchase price after deducting a preferred return due to AI Brazil Holdings and deducting certain transaction expenses and increases in accrued tax contingencies, if any. AMX will place $30.0 million of NII Holdings' portion of the net proceeds into an 18-month escrow account to secure NII Holdings’ indemnification obligations under the purchase agreement.

In addition, in connection with the Nextel Brazil transaction, NII Holdings and AI Brazil Holdings have entered into an agreement relating to the Nextel Brazil transaction that includes the resolution of a dispute regarding the investment of funds into Nextel Holdings from an escrow related to NII Holdings' sale of its operations in Mexico, or the Mexico escrow. Under this agreement, the parties have agreed that AI Brazil Holdings will receive, after the closing of the Nextel Brazil transaction, the first $10.0 million recovered from the Mexico escrow followed by 6% of the value of additional funds recovered from the Mexico escrow, in both cases, if and when funds are released. NII Holdings has also agreed to indemnify AI Brazil Holdings for damages that may arise from certain tax contingencies, transaction expenses, transaction-related litigation and other matters in connection with its participation in the Nextel Brazil transaction.

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including approval of the stockholders of NII Holdings, receipt of required regulatory and antitrust approvals, and either an amendment eliminating certain successor obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII’s indenture with respect to our 4.25% convertible senior notes due 2023.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase agreement includes certain termination rights for each party and provides that, in specified circumstances, NII Holdings is required to pay a termination fee of $25.0 million. In the event that the purchase agreement is terminated because NII Holdings' stockholders fail to approve the Nextel Brazil transaction, NII Holdings is obligated to reimburse AMX for its documented out-of-pocket expenses incurred in connection with the purchase agreement and the transactions contemplated thereby, up to $2.0 million.

The purchase agreement contains customary representations, warranties and covenants made by NII, NIIH, AMX and AI Brazil Holdings. Among other things, NIIH has agreed to conduct NIIBH’s and each of its subsidiaries’ business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and the year 2020, if applicable, and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the proposed sale of Nextel Brazil, NII Holdings' Board of Directors has approved a plan to dissolve and wind up its operations following the completion of this transaction. This dissolution is also subject to approval by NII Holdings' stockholders.
Minority Investment. On June 5, 2017, NII Holdings and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of the Company and ice group, entered into an investment agreement and a shareholders agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings, a subsidiary of NII Holdings that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed a sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its current ownership level. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.

The investment agreement provided for, after ice group’s initial investment, the Company's contribution of proceeds arising from the release of funds deposited in escrow in connection with the sale of our Mexican operations through a 115 account, which is a contribution without the issuance of additional equity. See Note 6 for more information regarding escrowed funds. We do not believe that this requirement survives the termination of the investment agreement and intend for all future contributions by NII Holdings to Nextel Holdings to be made through capital contributions with additional equity being issued to us. ice group and AI Brazil Holdings notified the Company that they believe future escrow proceeds received by NII Holdings from the escrow account must be contributed to Nextel Holdings through the 115 account without the issuance of equity, which would result in 30% of the disputed escrow being subject to AI Brazil Holdings' non-controlling interest. Although our aforementioned agreement with AI Brazil Holdings resolves this dispute, to the extent the Nextel Brazil transaction is not completed and the related settlement between us and AI Brazil Holdings is not consummated, AI Brazil Holdings’ non-controlling interest in future escrow proceeds received by NII Holdings would remain in dispute.
Sources of Funding. As of March 31, 2019, our consolidated sources of funding included $119.9 million in cash and short-term investments and $106.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. In addition, AI Brazil Holdings may fund up to 30% of the cash needs that arise at Nextel Holdings and its subsidiaries in order to maintain its current ownership in Nextel Holdings.
On April 1, 2019, Nextel Brazil was notified that it was awarded credits for its past PIS and COFINS tax overpayments, plus interest, totaling approximately 783 million Brazilian reais, or $200.9 million based on foreign currency exchange rates in effect at the time. Under the terms of the purchase agreement with AMX, Nextel Brazil may not use these PIS and COFINS tax credits, except for specific purposes at the request of AMX. Should the proposed sale of Nextel Brazil not be completed, these tax credits would become available for Nextel Brazil's use, pending authorization from the Brazilian tax authorities. See Note 9 for more information regarding these tax credits.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If the proposed sale of Nextel Brazil is not ultimately completed, and if we are able to recover a significant amount of the remaining cash held in the Mexico escrow in 2019, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our current business plan for the next few years. However, our business plan is based on a number of assumptions, including assumptions regarding the recovery of the Mexico escrow, our ability to maintain subscriber turnover levels similar to those we experienced in 2018 and to date in 2019, and continued investments from AI Brazil Holdings. If the proposed sale of Nextel Brazil is not completed and if the ultimate amount recovered from our cash held in the Mexico escrow does not meet our current forecasted amount or we do not recover substantially all of our previously requested escrowed funds in 2019, we would likely need to alter our business plan or obtain additional funding. In addition, if our actual results of operations differ from our business plan or AI Brazil Holdings decides not to provide additional capital, our business may be negatively affected, which would require us to alter our business plan or obtain additional funding.
In connection with the completion of the proposed sale of Nextel Brazil, we will receive approximately 70% of the final net proceeds, subject to certain adjustments at closing, including reimbursement for capital expenditures and working capital investments made from March 1, 2019 to closing, after deducting a $2.0 million preferred share return due to AI Brazil Holdings and deducting certain transaction expenses and increases in accrued tax contingencies, if any. In addition, $30.0 million of our portion of the net proceeds will be placed into an 18-month escrow account to secure NII Holdings' indemnification obligations under the purchase agreement. We expect we will incur significant cash expenditures related to the completion of the sale and the dissolution of our remaining business subsequent to the transaction.
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended September 30, 2018, we determined that certain errors existed in our previously filed financial statements. Specifically, for the three months ended March 31, 2018, service and other revenues were understated by $0.2 million, cost of service was overstated by $4.4 million, impairment, restructuring and other charges, net was understated by $4.2 million and depreciation was overstated by $0.7 million. In addition, other comprehensive income was understated by an immaterial amount. These errors were the result of improperly recording expenses for certain non-income based tax credits and restructuring charges for certain transmitter and receiver sites. We evaluated these errors in accordance with the SEC's authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we determined that the impact of these errors on our prior period financial statements is immaterial. However, since the correction of these errors in the third quarter of 2018 could have been considered material to our results of operations for the three months ended September 30, 2018, we revised our prior period financial statements to correct these errors.
For the three months ended March 31, 2018, the correction of these errors resulted in a $1.2 million decrease in operating loss, loss from continuing operations and net loss, a $0.4 million decrease in net loss attributable to noncontrolling interest and a $0.8 million decrease in net loss attributable to NII Holdings. In addition, for the three months ended March 31, 2018, the correction of these errors resulted in a $0.01 decrease in both net loss from continuing operations per basic and diluted common share and net loss attributable to NII Holdings per basic and diluted common share.
Recently Adopted Accounting Standards. In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-02, "Leases," which we refer to as ASC 842. ASC 842 replaced existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. We implemented ASC 842 on January 1, 2019 using the modified retrospective method. We did not retroactively adjust prior periods. In utilizing the modified retrospective method, we recognized the cumulative effect of applying the standard at the date of initial application. We will disclose our results under both the new and old standards for the first year after adoption. See Note 2 for more information regarding the adoption of ASC 842.
Recently Issued Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. The standard requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. This standard will become effective beginning January 1, 2020 and will require a modified retrospective approach, which will result in a cumulative effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements.
Reclassifications. We have reclassified some prior period amounts in our condensed consolidated financial statements to conform to our current presentation.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	Leases

Overview. On January 1, 2019, we implemented ASC 842 using the modified retrospective method. We selected this adoption date as our date of initial application. As a result, we have not updated financial information related to, nor have we provided the disclosures required under ASC 842 for, periods prior to January 1, 2019. The primary changes to our policies relate to recognizing most leases on our condensed consolidated balance sheet as liabilities with corresponding right-of-use, or ROU, assets, as well as the derecognition of certain accrued liabilities related to lease exit costs.
We have entered into various agreements under which we lease ground or rooftop space on which to locate our transmitter and receiver sites, as well as space on transmitter and receiver sites owned by third parties. In addition, in the past, we have sold and subsequently leased back space on certain transmitter and receiver sites that we historically accounted for as financing arrangements as a result of our continuing involvement with these properties. We continue to account for these transactions as financing arrangements since the leasebacks are classified as finance leases. Most of our leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. Leases related to our transmitter and receiver sites are generally renewable for additional terms.
We determine if an arrangement is a lease at inception. We record operating leases as operating lease ROU assets and current and long-term operating lease liabilities on our condensed consolidated balance sheet. We record finance leases as a component of property, plant and equipment, net, current portion of long-term debt and long-term debt on our condensed consolidated balance sheet. We recognize ROU assets and liabilities related to operating leases based on the present value of the future lease payments over the term of the lease at the lease's inception date, except in situations where the right-of-use had already been abandoned at the date of initial application. In these cases, we do not record an ROU asset as the assets are already deemed to have been impaired in full. For those leases that do not provide an implicit rate, we use our incremental borrowing rate based on information available at the later of the date of initial application or lease commencement date when determining the present value of future payments. ROU assets related to operating leases include any lease payments made to date and initial direct costs incurred, if any, net of any lease incentives received. Our lease terms may include options to extend or not terminate the lease when it is reasonably certain that this option will be exercised. We recognize lease expense related to operating leases on a straight line basis over the term of the lease, except in situations where the ROU asset is impaired. In these cases, we recognize operating lease expense related to lease liability accretion utilizing the effective interest rate method.
Practical Expedients. The modified retrospective approach included a package of optional practical expedients that we elected to apply. Among other things, these expedients permitted us not to reassess prior conclusions regarding lease identification, lease classification and initial direct costs under ASC 842. We also elected the allowable practical expedient that permitted us to use hindsight while performing evaluations of our leases. ASC 842 also provided practical expedients for certain ongoing accounting situations. We elected the short-term lease recognition and measurement exemption, which allowed us not to recognize ROU assets or lease liabilities for all leases with a term of 12 months or less, including existing short-term leases of those assets in transition. We also elected the non-separation practical expedient that allowed us not to separate lease and non-lease components for substantially all of our leases.
For the three months ended March 31, 2019, the components of lease expense were as follows (in thousands):

Operating leases (included in cost of service, selling, general and administrative and impairment, restructuring and other charges, net)	$27,208

Finance leases:
Amortization of ROU assets (included in depreciation)	291
Interest on lease liabilities (included in interest expense, net)	6,664

Total lease expense	$34,163
During the first quarter of 2019, the new ROU assets we recognized for both finance and operating leases in exchange for lease obligations were immaterial. In addition, amortization related to ROU assets and changes in lease liabilities are included as components of the other long-term liabilities and accounts payable, accrued expenses, deferred revenues and other line items in our condensed consolidated statement of cash flows.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of and for the three months ended March 31, 2019, supplemental cash flow and other information related to leases was as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$30,258
Operating cash flows used for finance leases	$6,664
Financing cash flows used for finance leases	$1,479

Weighted average remaining lease term:
Operating leases	9.7 years
Finance leases	6.6 years

Weighted average discount rate:
Operating leases	16.3%
Finance leases	45.3%

Components of Transition Adjustment. As of January 1, 2019, the cumulative impact of the implementation of ASC 842 included the recognition of lease liabilities and corresponding ROU assets for operating leases, as well as the derecognition of certain accrued liabilities related to lease exit costs and the remeasurement of finance leases due to the application of the hindsight practical expedient. These effects resulted in the following adoption impacts (in thousands):

	December 31, 2018	Impact of ASC 842 Adoption	January 1, 2019
Current assets	$522,565	$—	$522,565
Property, plant and equipment, net	143,930	2,402	146,332
Operating lease right-of-use assets	—	370,979	370,979
Other non-current assets	393,335	—	393,335
Total assets	$1,059,830	$373,381	$1,433,211

Operating lease liabilities	$—	$48,004	$48,004
Other current liabilities	338,137	(4,598)	333,539
Current portion of long-term debt	21,350	1,378	22,728
Total current liabilities	359,487	44,784	404,271

Long-term debt	632,857	(3,255)	629,602
Long-term operating lease liabilities	—	387,861	387,861
Other long-term liabilities	249,055	(36,104)	212,951
Total liabilities	1,241,399	393,286	1,634,685

Total deficit	(181,569)	(19,905)	(201,474)
Total liabilities and stockholders' deficit	$1,059,830	$373,381	$1,433,211

Maturities. For the rolling 12-month periods subsequent to March 31, 2019, future payments for all finance and operating lease obligations that have initial or remaining noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Finance Leases	Operating Leases	Total
Year 1	$27,562	$110,474	$138,036
Year 2	27,965	104,447	132,412
Year 3	27,573	98,463	126,036
Year 4	26,554	88,415	114,969
Year 5	26,195	75,641	101,836
Thereafter	44,375	392,943	437,318
Total lease payments	180,224	870,383	1,050,607
Less: unrecognized interest	(119,695)	(448,674)	(568,369)
Total	$60,529	$421,709	$482,238

The amounts included in the table above are presented net of taxes of approximately 10% for all periods.

As previously calculated under ASC 840, "Leases," or ASC 840, and as disclosed in our annual report on Form 10-K for the year ended December 31, 2018, total future minimum payments for all capital and operating lease obligations as of December 31, 2018 were $1.7 billion. The amounts presented in the table above as calculated under ASC 842 do not include payments related to assumed renewal periods for certain leases, which represented a significant decrease from the amounts calculated under ASC 840.

Note 3.	Revenues and Contract Costs

A description of the principal activities from which Nextel Brazil generates its revenue is as follows:

Service and Other Revenues. Nextel Brazil's wireless service revenues primarily consist of access charges for providing customers with voice, data or messaging services over the contract period. The typical length of our service contracts is 12 months for individual customers and 24 months for corporate customers. We record all revenue net of taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Remaining Performance Obligations. As of March 31, 2019, we have $320.4 million of remaining performance obligations under open service contracts. For these service contracts, we expect to recognize $313.2 million in operating revenues in the period from April 1, 2019 through March 31, 2020 and $7.2 million thereafter.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets and Liabilities. Contract assets primarily relate to the remaining portion of future service billings allocated to handsets and recognized into revenue upon handset delivery at the inception of the contract. As of March 31, 2019 and December 31, 2018, Nextel Brazil had $1.5 million and $2.5 million in total contract assets, respectively, $1.2 million and $2.0 million of which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet. We transfer contract assets to receivables when Nextel Brazil's right to bill becomes unconditional.

Contract liabilities primarily relate to upfront fees for wireless services for which the services have not yet been provided. As of March 31, 2019 and December 31, 2018, Nextel Brazil had $1.7 million and $2.0 million in total contract liabilities, respectively, substantially all of which we classified as a component of accrued expenses and other in our condensed consolidated balance sheet. The changes to both the contract asset and contract liability balances during the period, which include opening balances amortized into revenue, were not significant.

Cost to Obtain Contracts with Customers. We recognize an asset for the incremental costs of obtaining a contract with a customer. These costs include commissions and related costs for sales employees of Nextel Brazil, and commissions payable to our third party distribution channel partners. Under the previous accounting standard, we expensed commissions as incurred. As of March 31, 2019 and December 31, 2018, Nextel Brazil had $37.1 million and $37.5 million of deferred commissions, respectively, related to expenses required to obtain a contract. Of these total deferred commissions, as of March 31, 2019 and December 31, 2018, we recorded $21.2 million and $21.5 million, respectively, as a component of prepaid expenses and other and the remaining $15.9 million and $16.0 million, respectively, as a component of other assets in our condensed consolidated balance sheet. In addition, Nextel Brazil recorded $5.9 million and $4.1 million in total commissions expense, respectively, during the three months ended March 31, 2019 and 2018 as a component of selling, general and administrative expenses in our condensed consolidated statement of comprehensive loss.

Note 4.	Impairment, Restructuring and Other Charges, Net

Total impairment, restructuring and other charges, net for the first quarters of 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Brazil:
Transmitter and receiver site lease restructuring costs (1)	$2,817	$15,012
Reversal of previously accrued restructuring charges - site swaps (2)	—	(13,698)
Severance	—	590
Other restructuring costs	2,313	(607)
Asset impairments	661	733
	5,791	2,030
Corporate:
Severance	—	321
	—	321
Total impairment, restructuring and other charges, net	$5,791	$2,351

(1)
These amounts primarily represent future lease costs for certain transmitter and receiver sites that were no longer required in Nextel Brazil's business. These amounts also include accretion expense related to the associated liabilities.

(2)
In an effort to further reduce costs, in the first quarter of 2018, Nextel Brazil entered into arrangements with certain of its tower lessors for the right to exchange approximately 600 unused transmitter and receiver sites for other sites. During the first quarter of 2018, Nextel Brazil identified approximately 250 transmitter and receiver sites that it planned to exchange pursuant to these arrangements. As a result, in the first quarter of 2018, Nextel Brazil reversed $13.7 million of previously accrued restructuring charges related to these site exchanges.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019, total accrued restructuring charges were as follows (in thousands):

Balance, December 31, 2018	$74,632
Restructuring charges, net	1,504
Cash payments and other	(4,851)
Implementation of lease accounting standard	(39,704)
Foreign currency translation adjustment	(73)
Balance, March 31, 2019	$31,508

Note 5.	Supplemental Financial Statement Information

Restricted Cash.

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

	March 31,		December 31,
	2019	2018	2018	2017
	(in thousands)
Cash and cash equivalents	$94,610	$136,297	$142,486	$193,888
Cash in escrow (included in prepaid expenses and other)	106,102	110,038	106,089	110,024
Other (included in other assets)	2,383	2,585	2,164	1,866
Cash, cash equivalents and restricted cash	$203,095	$248,920	$250,739	$305,778

Prepaid Expenses and Other.

The components of our prepaid expenses and other current assets are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash in escrow	$106,102	$106,089
Judicial deposits	57,471	57,175
Value-added taxes	50,131	43,803
Deferred commissions	21,200	21,460
Other prepaid expenses	10,684	9,381
Other current assets	4,040	8,008
	$249,628	$245,916

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment, Net.
During the three months ended March 31, 2019 and 2018, we capitalized immaterial amounts of interest. The components of our property, plant and equipment, net are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$415	$417
Building and leasehold improvements	652	650
Network equipment, communication towers and network software	119,593	108,876
Software, office equipment, furniture and fixtures and other	36,614	31,482
Less: Accumulated depreciation and amortization	(32,765)	(26,858)
	124,509	114,567
Construction in progress	22,868	29,363
	$147,377	$143,930

Intangible Assets, Net.
Our intangible assets include the following:

		March 31, 2019			December 31, 2018
	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortizable intangible assets:
Licenses	26	$170,535	$(13,084)	$157,451	$170,640	$(11,387)	$159,253
Customer relationships	4	12,988	(11,545)	1,443	13,062	(10,159)	2,903
		$183,523	$(24,629)	$158,894	$183,702	$(21,546)	$162,156
Based on the carrying amount of our intangible assets as of March 31, 2019 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Years	Estimated Amortization Expense
2019	$9,938
2020	6,909
2021	6,909
2022	6,909
2023	6,909
Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Assets.
The components of our other long-term assets are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Judicial deposits	$121,575	$116,220
Cash collateral related to contingencies	48,710	47,899
Other	70,480	67,060
	$240,765	$231,179

Accrued Expenses and Other.
The components of our accrued expenses and other are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Contingencies	$76,683	$74,111
Network system and information technology	50,443	52,207
Non-income based taxes	37,325	37,817
Payroll related items and commissions	26,409	27,100
License fees	14,138	20,706
Other	83,291	87,049
	$288,289	$298,990

Other Long-Term Liabilities.
The components of our other long-term liabilities are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Withholding taxes	$81,929	$78,440
Accrued lease terminations and other restructuring charges	32,436	67,125
Conversion option for convertible senior notes	2,110	33,577
Accrued interest on Brazil spectrum financing	38,378	30,864
Other	37,946	39,049
	$192,799	$249,055
Accumulated Other Comprehensive Loss. As of March 31, 2019 and December 31, 2018, the tax impact on our accumulated other comprehensive loss was not material. In addition, as of March 31, 2019 and December 31, 2018, all of our accumulated other comprehensive loss represented cumulative foreign currency translation adjustment.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest on property, plant and equipment	$15,017	$11,115
Change in capital expenditures accrued and unpaid or financed, including interest capitalized	(8,166)	(2,824)
	$6,851	$8,291
We did not have any significant non-cash investing or financing activities during the three months ended March 31, 2019 and 2018.
Diluted Net Income (Loss) From Continuing Operations Per Common Share.  As presented for the three months ended March 31, 2019 and 2018, our calculation of diluted net income (loss) from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and includes other potential common shares, including common shares resulting from the potential conversion of our convertible senior notes, common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans when those shares are dilutive.
For the three months ended March 31, 2019, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes, 1.4 million stock options and 1.8 million restricted common shares in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive. In addition, for the three months ended March 31, 2018, we did not include 3.3 million stock options and 0.1 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Note 6.	Discontinued Operations

Sale of Nextel Mexico. On April 30, 2015, NII Holdings, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim, and in July 2018, we utilized $4.0 million of cash held in escrow to settle tax audits for the years 2010 and 2011 discussed below. As of March 31, 2019, $73.5 million of the cash held in escrow has been released to us and $106.1 million, which includes interest, remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless purport to relate to various ongoing tax audits by the Mexican tax authorities for Nextel Mexico and several of its entities for the years 2010 through 2014. Of the total potential tax claims, $12.2 million relates to actual assessments that Nextel Mexico has received. Although we appealed these assessments, in April 2019, our appeals were denied. We intend to initiate a judicial process to protect our interests against these assessments. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the tax audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the tax audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims, including the $12.2 million in assessments, relates primarily to non-income tax-based audits for the years 2011 through 2014. As of March 31, 2019, we had accrued $7.7 million for probable losses associated with these audits.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During July 2018, the tax audits related to Nextel Mexico's main operating company's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010 and 2011, we have requested that New Cingular Wireless agree to the release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. On February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy, and on March 25, 2019, we filed a claim against New Cingular Wireless to recoup the $68.3 million from escrow. This difference of interpretation has delayed and will continue to delay the release of the remaining amount of cash in escrow.

During March 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2013 was finalized, and we filed an amended tax return. The tax audit for the year 2013 represented $1.1 million of the total claims outstanding. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow.

On May 7, 2019, we received a letter from New Cingular Wireless formally notifying us of pending tax audits for pre-closing periods that were not included in the tax indemnity claims notices previously submitted by New Cingular Wireless against the Mexico escrow account. We were already aware of the tax audits referenced in the letter, had assumed their defense, and will continue to work with the Mexican tax authorities to resolve them as expeditiously as possible. While we are required to indemnify New Cingular Wireless for any actual cash payments made to resolve any tax claims that may be asserted by the Mexican tax authorities from these audits, New Cingular Wireless may not make a claim against the Mexico escrow account for any tax claims that may arise from these audits. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to open audits in the future.

There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims.

Note 7.	Debt

The components of our debt are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Brazil equipment financing	$238,335	$238,380
Brazil bank loans	168,917	169,946
Brazil spectrum financing	104,058	104,344
Convertible senior notes	73,866	72,264
Brazil finance lease and tower financing obligations	60,529	69,273
Total debt	645,705	654,207
Less: current portion	(22,941)	(21,350)
	$622,764	$632,857

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Senior Notes. In August 2018, we privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2023, which we refer to as the convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, we issued a total of $115.0 million principal amount of convertible senior notes at par for total gross proceeds of $115.0 million. The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due. In addition, and subject to specified exceptions, upon the occurrence of a fundamental change, the noteholders have the right to require us to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 160.9658 shares per $1,000 principal amount of notes, or 18,511,067 aggregate common shares, representing an initial conversion price of $6.21 per share, subject to adjustment in certain situations. The convertible senior notes are convertible, subject to adjustment, prior to the close of business on the business day immediately preceding February 15, 2023 only under certain circumstances. On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert their notes at any time, regardless of the aforementioned circumstances. For the fiscal quarter ended March 31, 2019, the closing sale price of our common stock did not exceed 130% of the conversion price of $6.21 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2019. As a result, the conversion contingency was not met as of March 31, 2019. We have the option to satisfy the conversion of the convertible senior notes in shares of our common stock, in cash or a combination of both.
The conversion feature embedded in the convertible senior notes meets the criteria of an embedded derivative in accordance with the FASB's authoritative guidance for derivatives. As a result, we separated the value of the conversion feature from the notes and recorded the derivative liability at its fair value on our condensed consolidated balance sheet. As of March 31, 2019 and December 31, 2018, we recorded the $2.1 million and $33.6 million fair values of the derivative liability, respectively, as a component of other long-term liabilities in our condensed consolidated balance sheet. See Note 8 for more information on this conversion feature.
Absent an amendment to the indenture to the convertible senior notes, at the closing of the proposed sale of Nextel Brazil, AMX will place a portion of the net proceeds payable to us in an escrow account in an amount equal to the outstanding principal and unpaid interest due through maturity.

Note 8.	Fair Value Measurements
Financial Instruments.
Short-Term Investments.
As of March 31, 2019 and December 31, 2018, short-term investments held by Nextel Brazil included $25.3 million and $32.3 million, respectively, in funds that invest primarily in Brazilian government bonds and long-term bank certificates of deposit. During the three months ended March 31, 2019 and 2018, we did not have any material unrealized gains or losses associated with these investments.
We account for our short-term investments at fair value. The fair value of Nextel Brazil's investment funds is measured based on the funds' net asset value as a practical expedient, which is excluded from the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Instruments.
The carrying amounts and estimated fair values of our debt instruments are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Brazil equipment financing	$238,335	$235,275	$238,380	$233,581
Brazil bank loans	$168,917	$126,308	$169,946	$119,218
Brazil spectrum financing	$104,058	$144,010	$104,344	$123,531
Convertible senior notes	$73,866	$110,877	$72,264	$80,704
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
Conversion Option for Convertible Senior Notes.
We estimate the fair value of the conversion option embedded in the convertible senior notes using a binomial lattice model with daily nodes from the valuation date to the maturity date of the convertible senior notes. This model considers stock price, risk-free rates, credit spreads, dividend yields and expected volatility. We record gains or losses related to changes in the fair value of the conversion option derivative liability during the period. During the three months ended March 31, 2019, we recorded a $31.5 million gain as a component of other income (expense), net in our condensed consolidated statement of comprehensive income (loss) related to the change in the fair value of the conversion option. We consider this fair value measurement to be Level 3 in the fair value hierarchy.
Other Financial Instruments.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable contained in our condensed consolidated balance sheets approximate their fair values due to the short-term nature of these instruments.

Note 9.	Commitments and Contingencies

PIS and COFINS Tax Credits.

Over the course of the last several years, we and many other Brazilian companies have filed lawsuits against the Brazilian government disputing whether state value-added taxes, referred to as ICMS, should be included in gross revenue for the purposes of calculating certain federal taxes levied on gross revenues, referred to as PIS and COFINS taxes. In March 2017, the Brazilian Supreme Court issued a decision on another company's case that established that ICMS should be excluded from the calculation of PIS and COFINS prospectively. Based on this ruling, Nextel Brazil immediately began excluding ICMS from its PIS and COFINS tax calculations. However, the Brazilian Supreme Court decision was not specific to Nextel Brazil's case, and therefore, Nextel Brazil was not yet entitled to credits for past overpayments.

On April 1, 2019, Nextel Brazil was notified by court order that it was awarded credits for its past PIS and COFINS tax overpayments, plus interest, totaling approximately 783 million Brazilian reais, or $200.9 million based on foreign currency exchange rates in effect at the time. As a result, in the first quarter of 2019, Nextel Brazil recognized an asset and corresponding benefit for PIS and COFINS credits of 59 million Brazilian reais, net of a success fee, or $11.2 million based on foreign currency exchange rates in effect at the time, which represented the portion of PIS and COFINS taxes that were paid subsequent to our emergence from Chapter 11 bankruptcy, which was when we applied fresh start accounting. Nextel Brazil will recognize the remaining balance of these credits as a benefit when the credits are utilized. Nextel Brazil has five years to utilize these credits. We currently expect that Nextel Brazil will generate sufficient tax liabilities in the ordinary course of business to fully utilize these tax credits prior to their expiration. However, under the terms of the purchase agreement with AMX, Nextel Brazil may not use these PIS and COFINS tax credits prior to closing the transaction, except for specific purposes at the request of AMX. In addition,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

prior to utilizing these credits, Nextel Brazil is required to obtain authorization from the Brazilian tax authorities, which has not yet been completed.

Brazil Roaming and RAN Sharing Commitments.

In May 2016, Nextel Brazil entered into an amendment to a nationwide roaming voice and data services agreement with Telefonica Brazil, S.A., or Telefonica, to reduce the usage rates for its roaming traffic. Concurrently, Nextel Brazil entered into a 10-year radio access network, or RAN, sharing agreement with Telefonica, under which Telefonica will permit Nextel Brazil to use some of its tower and equipment infrastructure to transmit telecommunications signals on Nextel Brazil's spectrum. These agreements require Nextel Brazil to meet certain commitments over a five-year period totaling 800 million Brazilian reais, or approximately $246.2 million based on foreign currency exchange rates at the time, which replaced the remaining commitments under the original roaming agreement. As of March 31, 2019, Nextel Brazil had 180 million Brazilian reais, or $46.1 million based on current foreign currency exchange rates, in remaining commitments related to its roaming agreement and 223 million Brazilian reais, or $57.2 million based on current foreign currency exchange rates, in remaining commitments related to its RAN sharing agreement.

Contingencies.

Nextel Brazil has received various assessment notices from municipal, state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil's petitions have been denied, and Nextel Brazil is currently appealing those decisions. In connection with these petitions, Nextel Brazil is regularly required to make a judicial guarantee through a deposit of cash to cover the amount in dispute in order to file and/or appeal claims. As of March 31, 2019 and December 31, 2018, Nextel Brazil also had contingencies related to certain consumer, contract and labor-related matters, some of which are secured by judicial guarantees. Even in cases where there is no probable loss, Nextel Brazil may in the future be subject to litigation involving tax and other matters requiring material judicial deposits of cash that will not be released until the pending matter is resolved.
As of both March 31, 2019 and December 31, 2018, Nextel Brazil had accrued liabilities of $76.3 million related to contingencies, of which $6.6 million and $6.7 million related to unasserted claims, respectively. We currently estimate the reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be approximately $900.0 million as of March 31, 2019. We continue to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and reasonably estimable.
Legal Proceedings.
We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 10.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. In 2017 and 2018, we maintained full valuation allowances on the deferred tax assets of our foreign operating companies, our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2019 and subsequent years. We maintained this same valuation allowance position through the first quarter of 2019.

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

	Nextel Brazil	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2019
Operating revenues	$146,815	$—	$146,815
Segment earnings (losses)	$23,109	$(8,081)	$15,028
Less:
Impairment, restructuring and other charges, net			(5,791)
Depreciation and amortization			(8,356)
Foreign currency transaction losses, net			(1,618)
Interest expense and other, net			2,576
Income from continuing operations before income tax benefit			$1,839
Capital expenditures	$6,851	$—	$6,851

Three Months Ended March 31, 2018
Operating revenues	$181,220	$21	$181,241
Segment earnings (losses)	$1,045	$(4,262)	$(3,217)
Less:
Impairment, restructuring and other charges, net			(2,351)
Depreciation and amortization			(7,725)
Foreign currency transaction losses, net			(1,188)
Interest expense and other, net			(27,550)
Loss from continuing operations before income tax benefit			$(42,031)
Capital expenditures	$8,291	$—	$8,291

March 31, 2019
Identifiable assets	$1,187,252	$195,016	$1,382,268
December 31, 2018
Identifiable assets	$857,385	$202,445	$1,059,830

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of March 31, 2019 and December 31, 2018 and our consolidated results of operations for the three months ended March 31, 2019 and 2018; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2018 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2018 annual report on Form 10-K for risks and uncertainties that may impact our future performance. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.

Executive Overview
Proposed Sale of Nextel Brazil. On March 18, 2019, NII Holdings and NII International Holdings S.à r.l., or NIIH, a wholly-owned subsidiary of NII Holdings, entered into a purchase agreement with América Móvil, S.A.B. de C.V., or AMX, and AI Brazil Holdings B.V., or AI Brazil Holdings, pursuant to which NII Holdings and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NII Brazil Holdings S.à r.l., or NIIBH, to AMX. We refer to this transaction as the Nextel Brazil transaction. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings S.à r.l., or Nextel Holdings, to NIIBH. We refer to this transaction as the AI Brazil Holdings transaction. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil.
Under the terms of the purchase agreement, AMX will acquire all of the issued and outstanding shares of NIIBH for an aggregate purchase price of $905.0 million, less net debt and subject to certain adjustments at closing, including reimbursement for capital expenditures up to a budgeted amount from March 1, 2019 to closing, a working capital adjustment (subject, in the case of an increase in net working capital, to a cap based on budgeted changes in working capital through the earlier of closing or December 31, 2019), and a deduction for the amount, if any, by which certain budgeted selling and marketing costs exceed actual spending on such costs from March 1, 2019 to closing. NII Holdings will receive its pro rata share of the net purchase price after deducting a preferred return due to AI Brazil Holdings and deducting certain transaction expenses and increases in accrued tax contingencies, if any. AMX will place $30.0 million of NII Holdings' portion of the net proceeds into an 18-month escrow account to secure NII Holdings' indemnification obligations under the purchase agreement.

In addition, in connection with the Nextel Brazil transaction, NII Holdings and AI Brazil Holdings have entered into an agreement relating to the Nextel Brazil transaction that includes the resolution of a dispute regarding the investment of funds into Nextel Holdings from an escrow related to NII Holdings' sale of its operations in Mexico, or the Mexico escrow. Under this agreement, the parties have agreed that AI Brazil Holdings will receive, after the closing of the Nextel Brazil transaction, the first $10.0 million recovered from the Mexico escrow followed by 6% of the value of additional funds recovered from the Mexico escrow, in both cases, if and when funds are released. NII Holdings has also agreed to indemnify AI Brazil Holdings for damages that may arise from certain tax contingencies, transaction expenses, transaction-related litigation and other matters in connection with its participation in the Nextel Brazil transaction.

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including approval of the stockholders of NII Holdings, receipt of required regulatory and antitrust approvals, and either an amendment eliminating certain successor obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII Holdings' indenture with respect to our 4.25% convertible senior notes due 2023. Among other things, NIIH has agreed to conduct NIIBH’s and each of its subsidiaries’ business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and the year 2020, if applicable, and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the proposed sale of Nextel Brazil, NII Holdings' Board of Directors has approved a plan to dissolve and wind up its operations following the completion of this transaction. This dissolution is also subject to approval by NII Holdings' stockholders.

The foregoing description of the purchase agreement and transactions is a summary. For more information, please see the purchase agreement filed as Exhibit 10.3 to this quarterly report on Form 10-Q and our definitive proxy statement filed on May 6, 2019. Investors and security holders are urged to read the proxy statement and any other relevant documents that have been or will be filed with the Securities and Exchange Commission, or the SEC, carefully and in their entirety because they contain important information about the transactions.

Minority Investment. On June 5, 2017, NII Holdings and AINMT Holdings AB, or ice group, an international telecommunications company operating primarily in Norway under the "ice.net" brand, along with certain affiliates of the Company and ice group, entered into an investment agreement and a shareholders agreement to partner in the ownership of Nextel Brazil. On July 20, 2017, ice group completed its initial investment of $50.0 million in Nextel Holdings, a subsidiary of NII Holdings that indirectly owns Nextel Brazil, in exchange for 30% ownership in Nextel Holdings. In connection with the initial investment, ice group received 50.0 million shares of cumulative preferred voting stock in Nextel Holdings, and we received 116.6 million shares of common stock in this entity. The investment agreement also provided ice group with an option, exercisable on or before November 15, 2017, to invest an additional $150.0 million in Nextel Holdings for an additional 30% ownership. ice group did not exercise its option, and on February 27, 2018, we terminated the investment agreement. In September 2018, ice group completed a sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its current ownership level. Since we continue to have a controlling interest in Nextel Brazil, we have consolidated this entity and its subsidiaries.
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
Our original network utilized integrated digital enhanced network, or iDEN, technology to provide mobile services on our 800 megahertz, or MHz, spectrum holdings. During the last several years, Nextel Brazil experienced iDEN subscriber losses and overall declines in its iDEN service revenue. In response to continued subscriber losses on its iDEN network, in late 2017, Nextel Brazil decided to wind down its iDEN operations. After migrating some subscribers to its WCDMA network, Nextel Brazil disconnected all of its remaining iDEN subscribers at the end of the second quarter of 2018.

The majority of our subscribers purchase services from us by acquiring subscriber identity module, or SIM, cards from us and using these SIM cards in handsets that they acquire separately from other sources. As of March 31, 2019, Nextel Brazil had about 3.438 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil. We refer to these subscriber units in commercial service collectively as our subscriber base.
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

•
continuing to implement cost reduction strategies and reconfiguring our network architecture in order to lower cash costs per user, gain scale advantages, create an agile organization and improve overall profitability;

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
In recent years, we have implemented changes in our business to better align our organization and costs with our operational and financial results and improve our customers' experience. These changes have included a transition to lower cost subscriber acquisition channels, initiatives to reduce operating costs, including headcount reductions, and projects designed to gain operational and capital expenditure efficiencies in Brazil, all of which were intended to reduce costs while maintaining the support necessary to meet our subscribers' needs. We expect that, if we can continue to maintain subscriber turnover levels similar to those experienced in 2018 and to date and grow our WCDMA subscriber base, we will be able to generate higher revenues in the future. See “Liquidity and Capital Resources” and “Future Capital Needs and Resources” for more information.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes. Although we believe that our estimates and judgments are reasonable, they are based on presently available information. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
As described in more detail in our 2018 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	valuation of long-lived assets;

•	foreign currency;

•	loss contingencies; and

•	income taxes.
Addition of Lease Accounting Policy. As a result of the implementation of Accounting Standards Update, or ASU, No. 2016-02, "Leases," which we refer to as ASC 842, beginning January 1, 2019, we recognized most of our leases on our condensed consolidated balance sheet as liabilities with corresponding right-of-use, or ROU, assets and derecognized certain accrued liabilities related to lease exit costs.
In those situations where we have agreements under which we lease ground or rooftop space on which to locate our transmitter and receiver sites owned by third parties, as well as in situations where we have sold and subsequently leased back space on certain transmitter and receiver sites, we continue to account for these transactions as financing arrangements since the leasebacks are classified as finance leases.
We determine if an arrangement is a lease at inception. We record operating leases as operating lease ROU assets and current and long-term operating lease liabilities on our condensed consolidated balance sheet. We record finance leases as a component of property, plant and equipment, net, current portion of long-term debt and long-term debt on our condensed consolidated balance sheet. We recognize ROU assets and liabilities related to operating leases based on the present value of the future lease payments over the term of the lease at the lease's inception date, except in situations where the right-of-use had already been abandoned at the date of initial application. In these cases, we did not record an ROU asset as the assets were already deemed to have been impaired in full. For those leases that do not provide an implicit rate, we use our incremental borrowing rate based on information available at the later of the date of initial application or lease commencement date when determining the present value of future payments. ROU assets related to operating leases include any lease payments made to date and initial direct costs incurred, if any, net of any lease incentives received. Our lease terms may include options to extend or not terminate the lease when it is reasonably certain that this option will be exercised. We recognize lease expense related to operating leases on a straight line basis over the term of the lease, except in situations where the ROU asset is impaired. In these cases, we recognize operating lease expense related to lease liability accretion utilizing the effective interest rate method.
Other than the addition of lease accounting as a critical accounting policy, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

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

	Three Months Ended March 31,		Actual Percent Change From Prior Year
	2019	2018
Brazilian real	3.77	3.24	(16)%

The following table presents the foreign currency exchange rates in effect at the end of each of the quarters in 2018, as well as at the end of the first quarter of 2019.

	2018				2019
	March	June	September	December	March
Brazilian real	3.32	3.86	4.00	3.87	3.90

The percentage amounts presented in the “Actual Change from Previous Year” and the “Constant Currency Change from Previous Year” columns in the tables below reflect the positive (better, or B,) or negative (worse, or W,) growth rates for each of the line items. In addition, to provide better transparency into Nextel Brazil's results of operations, we present the year-over-year percentage change in each of the line items presented on a consolidated basis and for Nextel Brazil on a constant currency basis in the "Constant Currency Change from Previous Year" columns in the tables below. The comparison of results for these line items on a constant currency basis shows the impact of changes in foreign currency exchange rates (i) by adjusting the relevant measures for the three months ended March 31, 2018 to amounts that would have resulted if the average foreign currency exchange rate for the three months ended March 31, 2018 was the same as the average foreign currency exchange rate that was in effect for the three months ended March 31, 2019; and (ii) by comparing the constant currency financial measures for the three months ended March 31, 2018 to the actual financial measures for the three months ended March 31, 2019. This constant currency comparison applies consistent exchange rates to the operating revenues earned in Brazilian reais and to the other components of segment earnings for the three months ended March 31, 2018. The constant currency information reflected in the tables below is not a measurement under accounting principles generally accepted in the U.S. and should be considered in addition to, but not as a substitute for, the information contained in our results of operations.

a.    Consolidated

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Actual Change from Previous Year		Constant Currency Change from Previous Year
			Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Brazil segment earnings	23,109	1,045	22,064	NM	NM
Corporate segment losses	(8,081)	(4,262)	(3,819)	(90)%	(90)%
Consolidated segment earnings (losses)	15,028	(3,217)	18,245	NM	NM
Impairment, restructuring and other charges, net	(5,791)	(2,351)	(3,440)	(146)%	(180)%
Depreciation and amortization	(8,356)	(7,725)	(631)	(8)%	(26)%
Operating income (loss)	881	(13,293)	14,174	107%	107%
Interest expense, net	(29,322)	(26,606)	(2,716)	(10)%	(28)%
Interest income	3,769	5,386	(1,617)	(30)%	(19)%
Foreign currency transaction losses, net	(1,618)	(1,188)	(430)	(36)%	(58)%
Other income (expense), net	28,129	(6,330)	34,459	NM	NM
Income (loss) from continuing operations before income tax benefit	1,839	(42,031)	43,870	104%	105%
Income taxes	—	—	—	NM	NM
Net income (loss) from continuing operations	1,839	(42,031)	43,870	104%	105%
Loss from discontinued operations, net of income taxes	(2,697)	(121)	(2,576)	NM	NM
Net loss	(858)	(42,152)	41,294	98%	98%
Net loss attributable to noncontrolling interest	(5,763)	(11,256)	5,493	49%	49%
Net income (loss) attributable to NII Holdings	$4,905	$(30,896)	$35,801	116%	119%
_______________________________________
NM-Not Meaningful
We define segment earnings as operating loss before depreciation, amortization and impairment, restructuring and other charges, net. We recognized consolidated segment earnings of $15.0 million during the three months ended March 31, 2019 compared to consolidated segment losses of $3.2 million during the same period in 2018. Our consolidated results include the results of operations of our Brazil segment and our corporate operations in the sections that follow.

1.	Impairment, restructuring and other charges, net

Consolidated impairment, restructuring and other charges, net recognized in the first quarter of 2019 included $2.8 million in restructuring charges related to future lease costs for certain transmitter and receiver sites that were no longer required in Nextel Brazil's business, as well as accretion expense related to the associated liabilities.

Consolidated impairment, restructuring and other charges, net recognized in the first quarter of 2018 primarily consisted of the following:

•
$15.0 million in restructuring costs related to future lease costs for approximately 150 iDEN-related transmitter and receiver sites and the separation of approximately 75 employees; partially offset by

•
the reversal of $13.7 million in previously accrued restructuring charges related to approximately 250 transmitter and receiver sites that Nextel Brazil has identified as sites that it plans to exchange with certain of its tower lessors.

2.	Other income (expense), net

Other income, net of $28.1 million for the first quarter of 2019 is primarily due to the $31.5 million gain related to the change in the fair value of the conversion option included in our convertible senior notes.

b.    Nextel Brazil

	Three Months Ended March 31, 2019	% of Nextel Brazil’s Operating Revenues	Three Months Ended March 31, 2018	% of Nextel Brazil’s Operating Revenues	Actual Change from Previous Year		Constant Currency Change from Previous Year
					Dollars	B(W) Change	B(W) Change
	(dollars in thousands)
Service and other revenues	$146,015	99%	$176,179	97%	$(30,164)	(17)%	(4)%
Handset and accessory revenues	800	1%	5,041	3%	(4,241)	(84)%	(82)%
Cost of handsets and accessories	(5,081)	(4)%	(9,065)	(5)%	3,984	44%	35%
Handset and accessory net subsidy	(4,281)	(3)%	(4,024)	(2)%	(257)	(6)%	(24)%
Cost of service (exclusive of depreciation and amortization)	(61,377)	(44)%	(84,507)	(46)%	23,130	27%	16%
Selling and marketing expenses	(18,176)	(12)%	(21,231)	(12)%	3,055	14%	—
General and administrative expenses	(39,072)	(27)%	(65,372)	(36)%	26,300	40%	31%
Segment earnings	$23,109	16%	$1,045	1%	$22,064	NM	NM
_______________________________________
NM-Not Meaningful
The average value of the Brazilian real depreciated relative to the U.S. dollar during the three months ended March 31, 2019 by 16% compared to the average value that prevailed during the three months ended March 31, 2018. As a result, the components of Nextel Brazil's results of operations for the three months ended March 31, 2019, after translation into U.S. dollars, reflect lower revenues and expenses in U.S. dollars than would have occurred if the Brazilian real had not depreciated relative to the U.S. dollar. To the extent the value of the Brazilian real depreciates further relative to the U.S. dollar, Nextel Brazil's future reported results of operations will be adversely affected.

We use the term "subscriber unit," which we also refer to as a subscriber, to represent an active SIM card, which is the level at which we track subscribers. The table below provides an overview of Nextel Brazil's subscriber units in commercial service on both its iDEN and WCDMA networks, as well as Nextel Brazil's subscriber turnover rates for each of the quarters in 2018 and for the first quarter of 2019. We calculate subscriber turnover by dividing subscriber deactivations for the period by the average number of subscriber units during that period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
	(subscribers in thousands)
WCDMA subscriber units	2,896.1	3,023.8	3,121.0	3,206.7	3,306.0
iDEN subscriber units	349.6	230.4	—	—	—
Total subscriber units in commercial service — beginning of period	3,245.7	3,254.2	3,121.0	3,206.7	3,306.0

WCDMA net subscriber additions	92.9	65.7	85.7	99.3	132.1
iDEN net subscriber losses	(84.4)	(198.9)	—	—	—
Total net subscriber additions (losses)	8.5	(133.2)	85.7	99.3	132.1

Migrations from iDEN to WCDMA	34.8	31.5	—	—	—

WCDMA subscriber units	3,023.8	3,121.0	3,206.7	3,306.0	3,438.1
iDEN subscriber units	230.4	—	—	—	—
Total subscriber units in commercial service — end of period	3,254.2	3,121.0	3,206.7	3,306.0	3,438.1

WCDMA subscriber turnover	2.37%	2.75%	2.68%	2.62%	2.35%
iDEN subscriber turnover	9.67%	NM	—	—	—
Total subscriber turnover	3.02%	4.68%	2.68%	2.62%	2.35%
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

In August 2017, Nextel Brazil began offering unlimited voice rate plans on its WCDMA network in response to the increasingly competitive environment. As a result of its efforts to migrate existing customers to these types of unlimited rate plans, as well as other targeted efforts to promote customer loyalty and improve collections, Nextel Brazil's WCDMA subscriber turnover began to decline in the fourth quarter of 2017 before stabilizing at a slightly higher level later in 2018. Nextel Brazil's lower levels of WCDMA subscriber turnover in both the first quarters of 2018 and 2019 resulted from beginning-of-year seasonality.

The following table represents Nextel Brazil's service ARPU for subscribers on both its iDEN and WCDMA networks for each of the quarters in 2018, as well as for the first quarter of 2019, in both U.S. dollars (US$) and in Brazilian reais (BR). We calculate service ARPU by dividing service revenues per period by the weighted average number of subscriber units in commercial service during that period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total service ARPU (US$)	17	15	14	14	14
WCDMA service ARPU (US$)	18	15	14	14	14
iDEN service ARPU (US$)	12	8	—	—	—

Total service ARPU (BR)	56	54	56	53	53
WCDMA service ARPU (BR)	58	55	56	53	53
iDEN service ARPU (BR)	38	26	—	—	—

Overall market pricing in Brazil has been declining over time. A higher proportion of new subscribers have selected entry level plans, resulting in a decrease in service ARPU throughout 2018. Nextel Brazil's service ARPU increased slightly in local currency in the third quarter of 2018 as a result of an annual inflationary-based price increase and dropped slightly in the fourth quarter of 2018. Nextel Brazil's service ARPU remained stable in the first quarter of 2019. Although Nextel Brazil is promoting the migration of certain of its customers to upgraded rate plans in an effort to stabilize its service ARPU, the competitive trends Nextel Brazil has recently experienced could negatively impact service ARPU in the future.
Over the course of the last several years, we and many other Brazilian companies have filed lawsuits against the Brazilian government disputing whether state value-added taxes, referred to as ICMS, should be included in gross revenue for the purposes of calculating certain federal taxes levied on gross revenues, referred to as PIS and COFINS taxes. In March 2017, the Brazilian Supreme Court issued a decision on another company's case that established that ICMS should be excluded from the calculation of PIS and COFINS prospectively. Based on this ruling, Nextel Brazil immediately began excluding ICMS from its PIS and COFINS tax calculations. However, the Brazilian Supreme Court decision was not specific to Nextel Brazil's case, and therefore, Nextel Brazil was not yet entitled to credits for past overpayments.

On April 1, 2019, Nextel Brazil was notified by court order that it was awarded credits for its past PIS and COFINS tax overpayments, plus interest, totaling approximately 783 million Brazilian reais, or $200.9 million based on foreign currency exchange rates in effect at the time. As a result, in the first quarter of 2019, Nextel Brazil recognized an asset and corresponding benefit for PIS and COFINS credits of 59 million Brazilian reais, net of a success fee, or $11.2 million based on foreign currency exchange rates in effect at the time, which represented the portion of PIS and COFINS taxes that were paid subsequent to our emergence from Chapter 11 bankruptcy, which was when we applied fresh start accounting. Nextel Brazil will recognize the remaining balance of these credits as a benefit when the credits are utilized. Nextel Brazil has five years to utilize these credits. We currently expect that Nextel Brazil will generate sufficient tax liabilities in the ordinary course of business to fully utilize these tax credits prior to their expiration. However, under the terms of the purchase agreement with AMX, Nextel Brazil may not use these PIS and COFINS tax credits, except for specific purposes at the request of AMX. In addition, prior to utilizing these credits, Nextel Brazil is required to obtain authorization from the Brazilian tax authorities, which has not yet been completed.
Results Overview
Nextel Brazil's WCDMA operating revenues were $146.8 million in the three months ended March 31, 2019 and $169.3 million in the three months ended March 31, 2018. Nextel Brazil's iDEN subscriber base declined steadily over time and culminated in the wind down of the iDEN network at the end of the second quarter of 2018. Nextel Brazil's iDEN operating revenues were $11.9 million in the three months ended March 31, 2018. Nextel Brazil's segment earnings improved $22.1 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of the PIS and COFINS benefit discussed above and significant cost reductions, which resulted in a $56.5 million, or 31%, decrease in operating expenses, partially offset by lower operating revenues.

1.	Service and other revenues

Service and other revenues decreased $30.2 million, or 17%, on a reported basis, in the first quarter of 2019 compared to the first quarter of 2018, and 4% on a constant currency basis, as a result of the decrease in local currency WCDMA service ARPU discussed above and the loss of iDEN revenues, partially offset by higher revenues generated from 14% growth in Nextel Brazil's WCDMA subscriber base from 3.0 million subscribers at the end of the first quarter of 2018 to 3.4 million subscribers at the end of the first quarter of 2019.

2.	Handset and accessory net subsidy

During the first quarter of 2019, approximately 97% of Nextel Brazil's new WCDMA subscribers represented subscribers who utilized their existing handsets rather than purchasing a new handset from Nextel Brazil compared to approximately 95% in the first quarter of 2018, which resulted in relatively low levels of handset and accessory net subsidy.

3.	Cost of service

Cost of service decreased $23.1 million, or 27%, on a reported basis, and 16% on a constant currency basis, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an $17.6 million, or 31%, decrease in transmitter and receiver site and switch costs, the majority of which related to lower rent, maintenance and energy costs, which was partially a result of fewer transmitter and receiver sites in service in connection with the wind down of Nextel Brazil's iDEN network. The overall decrease in cost of service was also partially attributable to lower mobile termination rates and lower interconnect costs related to the wind down of Nextel Brazil's iDEN network at the end of the second quarter of 2018.

4.	Selling and marketing expenses

Selling and marketing expenses decreased $3.1 million, or 14%, on a reported basis in the first quarter of 2019 compared to the first quarter of 2018 due to the decrease in the average value of the Brazilian real relative to the U.S. dollar. On a constant currency basis, selling and marketing expenses were relatively flat.

5.	General and administrative expenses

General and administrative expenses decreased $26.3 million, or 40%, on a reported basis, and 31% on a constant currency basis, in the first quarter of 2019 compared to the first quarter of 2018 as a result of the $11.2 million benefit Nextel Brazil recognized related to its past PIS and COFINS overpayments, partially offset by an increase in bad debt expense related to a non-recurring adjustment for certain renegotiated customer invoices in the first quarter of 2019.

c.    Corporate

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change from Previous Year
			Dollars	B(W) Change
	(dollars in thousands)
Service and other revenues	$—	$21	$(21)	(100)%
General and administrative expenses	(8,081)	(4,283)	(3,798)	(89)%
Segment losses	$(8,081)	$(4,262)	$(3,819)	(90)%
Segment losses increased $3.8 million, or 90%, in the three months ended March 31, 2019 compared to the same period in 2018 due to $3.9 million in costs that we incurred related to the proposed sale of Nextel Brazil.

Liquidity and Capital Resources
As of March 31, 2019, we had working capital of $81.7 million, an $81.4 million decrease compared to working capital of $163.1 million as of December 31, 2018, primarily due to the new operating lease liabilities we recognized in connection with the implementation of the new lease accounting standard on January 1, 2019, as well as cash used in our operations. Our working capital included $94.6 million in cash and cash equivalents, of which $1.5 million was held by Nextel Brazil in Brazilian reais, and $25.3 million in short-term investments, which was also held in Brazilian reais. As of March 31, 2019, we also had $106.1 million in cash held in escrow in connection with the sale of Nextel Mexico, which we classified as a component of prepaid expenses and other in our condensed consolidated balance sheet.
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
During July 2018, the tax audits related to Nextel Mexico's main operating company's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010 and 2011, we have requested that New Cingular Wireless agree to the release of $68.3 million from escrow. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. On February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy, and on March 25, 2019, we filed a claim against New Cingular Wireless to recoup the $68.3 million from escrow. This difference of interpretation has delayed and will continue to delay the release of the remaining amount of cash in escrow.

On May 7, 2019, we received a letter from New Cingular Wireless formally notifying us of pending tax audits for pre-closing periods that were not included in the tax indemnity claims notices previously submitted by New Cingular Wireless against the Mexico escrow account. We were already aware of the tax audits referenced in the letter, had assumed their defense, and will continue to work with the Mexican tax authorities to resolve them as expeditiously as possible. While we are required to indemnify New Cingular Wireless for any actual cash payments made to resolve any tax claims that may be asserted by the Mexican tax authorities from these audits, New Cingular Wireless may not make a claim against the Mexico escrow account for any tax claims that may arise from these audits. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to open audits in the future.

Cash Flows

	Three Months Ended
	March 31, 2019	March 31, 2018

Cash, cash equivalents and restricted cash, beginning of period	$250,739	$305,778
Net cash used in operating activities	(37,443)	(44,665)
Net cash used in investing activities	(7,998)	(6,219)
Net cash used in financing activities	(2,250)	(6,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	47	716
Cash, cash equivalents and restricted cash, end of period	$203,095	$248,920

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $37.4 million and $44.7 million of cash in our operating activities during the three months ended March 31, 2019 and 2018 primarily to fund operating losses and working capital and to make interest payments under Nextel Brazil's equipment financing and bank loans.

We used $8.0 million of cash in our investing activities during the three months ended March 31, 2019 primarily due to $15.0 million in cash capital expenditures, partially offset by $7.2 million in net proceeds from sales of short-term investments in Brazil. We used $6.2 million of cash during the three months ended March 31, 2018 primarily due to $34.9 million in net purchases of short-term investments in Brazil and $11.1 million in cash capital expenditures, partially offset by a $41.3 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil.

We used $2.3 million of cash in our financing activities during the three months ended March 31, 2019 primarily as a result of repayments of finance leases and other borrowings. We used $6.7 million of cash in our financing activities during the three months ended March 31, 2018 primarily due to $4.1 million of financing costs incurred in connection with the amendments to Nextel Brazil's equipment financing facility and bank loans.

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
Our ability to generate sufficient net cash from our operating activities in the future is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our subscribers, including our ability to increase the size of our subscriber base;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining subscribers, including the subsidies we incur to provide handsets to both our new and existing subscribers; and

•	changes in foreign currency exchange rates.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses and capital expenditures relating to our existing network and the continued deployment of LTE;

•	payments in connection with previous spectrum purchases and ongoing spectrum license fees;

•	debt service requirements;

•	obligations relating to our tower financing arrangements and other finance lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

There were no material changes to our total contractual obligations during the three months ended March 31, 2019 as described in our annual report on Form 10-K for the year ended December 31, 2018.
Capital Expenditures.  Our capital expenditures, including capitalized interest, were $6.9 million and $8.3 million for the three months ended March 31, 2019 and 2018, respectively. We expect our capital expenditures for the remainder of 2019 to be slightly higher than the levels experienced in 2018. Our capital spending and related expenses are expected to be driven by several factors, including:

•	the amount we spend to enhance our network and deploy LTE;

•	the extent to which we expand the coverage of our network;

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

Future Outlook.  As of March 31, 2019, our consolidated sources of funding included $119.9 million in cash and short-term investments and $106.1 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico. In addition, AI Brazil Holdings may fund up to 30% of the cash needs that arise at Nextel Holdings and its subsidiaries in order to maintain its current ownership in Nextel Holdings.
On April 1, 2019, Nextel Brazil was notified that it was awarded credits for its past PIS and COFINS tax overpayments, plus interest, totaling approximately 783 million Brazilian reais, or $200.9 million based on foreign currency exchange rates in effect at the time. Under the terms of the purchase agreement with AMX, Nextel Brazil may not use these PIS and COFINS tax credits, except for specific purposes at the request of AMX. Should the proposed sale of Nextel Brazil not be completed, these tax credits would become available for Nextel Brazil's use, pending authorization from the Brazilian tax authorities. See Note 9 to our condensed consolidated financial statements for more information regarding these tax credits.
If the proposed sale of Nextel Brazil is not ultimately completed, and if we are able to recover a significant amount of the remaining cash held in the Mexico escrow in 2019, we believe our current sources of funding described above will provide us with sufficient liquidity to fund our current business plan for the next few years. However, our business plan is based on a number of assumptions, including assumptions regarding the recovery of the Mexico escrow, our ability to maintain subscriber turnover levels similar to those we experienced in 2018 and to date in 2019, and continued investments from AI Brazil Holdings. If the proposed sale of Nextel Brazil is not completed and if the ultimate amount recovered from our cash held in the Mexico escrow does not meet our current forecasted amount or we do not recover substantially all of our previously requested escrowed funds in 2019, we would likely need to alter our business plan or obtain additional funding. In addition, if our actual results of operations differ from our business plan or AI Brazil Holdings decides not to provide additional capital, our business may be negatively affected, which would require us to alter our business plan or obtain additional funding.
In connection with the completion of the proposed sale of Nextel Brazil, we will receive approximately 70% of the final net proceeds, subject to certain adjustments at closing, including reimbursement for capital expenditures and working capital investments made from March 1, 2019 to closing, after deducting a $2.0 million preferred share return due to AI Brazil Holdings and deducting certain transaction expenses and increases in accrued tax contingencies, if any. In addition, $30.0 million of our portion of the net proceeds will be placed into an 18-month escrow account to secure NII Holdings' indemnification obligations under the purchase agreement. We expect we will incur significant cash expenditures related to the completion of the sale and the dissolution of our remaining business subsequent to the transaction.
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

Effect of New and Recently Adopted Accounting Standards
See Notes 1 and 2 to our condensed consolidated financial statements for disclosures concerning new and recently adopted accounting standards.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and results of our business include, but are not limited to:

•	our ability to attract and retain subscribers;

•	our ability to satisfy the requirements of our debt obligations;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	our ability to meet established operating goals and generate cash flow;

•	the availability of other funding sources, including the timely resolution of claims and receipt of proceeds from the sale of Nextel Mexico held in escrow;

•	risks associated with our partnership with AI Brazil Holdings;

•	general economic conditions in Brazil, including political instability, which may affect Brazil's economy and the regulatory environment there;

•	the impact of foreign currency exchange rate volatility in the local currency in Brazil when compared to the U.S. dollar and the impact of related currency depreciation in Brazil;

•	our having reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

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

•
other risks and uncertainties described in Part I, Item 1A. "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2018 and, from time to time, in our other reports filed with the SEC.

These forward looking statements also include assumptions about the proposed sale of Nextel Brazil and plan of dissolution, including the expected completion, timing and effects of that transaction and dissolution, as well as potential distributions to our stockholders upon our liquidation and dissolution. Risks and uncertainties related to the potential sale of Nextel Brazil include, among other things:

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

During the three months ended March 31, 2019, there were no material changes to our market risk policies or our market sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2018.

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
As of March 31, 2019, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2018.
Our remediation efforts related to this material weakness are ongoing. As a result of the announcement of the proposed sale of Nextel Brazil, we expect that hiring the necessary qualified resources to effectively remediate Nextel Brazil's material weakness will be difficult. In addition, we could be impacted by employee turnover and are delaying certain investments in our remediation efforts, which will likely delay the remediation of Nextel Brazil's material weakness beyond 2019.
Changes in Internal Control over Financial Reporting
We have implemented and will continue to implement controls related to our adoption of ASC 842 on January 1, 2019. Other than this change and those described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities. The following table presents information related to repurchases of our common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2019 — January 31, 2019	—	(1)	$—	—
February 1, 2019 — February 28, 2019	—	(1)	—	—
March 1, 2019 — March 31, 2019	97,266	(1)	3.19	97,266
Total	97,266	(1)		97,266	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
10.1	Transaction Agreement between Nextel Telecomunicações Ltda. and Roberto Rittes, dated April 30, 2019.				*
10.2	Form of Retention and Severance Agreement between NII Holdings and Daniel Freiman and Shana Smith, dated April 1, 2019.				*
10.3	Purchase Agreement dated March 18, 2019, among NII Holdings, Inc., NII International Holdings S.à r.l., América Móvil, S.A.B. de C.V. and AI Brazil Holdings B.V.	8-K	10.1	03/18/19
10.4	Letter Agreement dated March 18, 2019 between NII Holdings, Inc., NII Brazil Holdings S.à r.l., NII International Holdings S.à r.l. and AI Brazil Holdings B.V.	8-K	10.2	03/18/19
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
*

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: May 10, 2019