Form 10-Q
period 2019-06-30
NII HOLDINGS INC
filed 2019-08-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 1, 2019
Common Stock, $0.001 par value per share	101,674,499

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	June 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$65,146	$93,881
Cash in escrow	103,422	106,089
Prepaid expenses and other	983	1,435
Assets held for sale	300,816	321,160
Total current assets	470,367	522,565
Other assets	890	1,244
Assets held for sale	901,343	536,021
Total assets	$1,372,600	$1,059,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, accrued expenses and other	$12,742	$12,772
Liabilities held for sale	377,493	346,715
Total current liabilities	390,235	359,487
Long-term debt	75,533	72,264
Other long-term liabilities	400	33,977
Liabilities held for sale	1,123,625	775,671
Total liabilities	1,589,793	1,241,399
Commitments and contingencies (Note 1)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 101,675 shares issued and outstanding — 2019, 101,323 shares issued and outstanding — 2018	102	101
Paid-in capital	2,138,857	2,143,240
Accumulated deficit	(2,257,878)	(2,236,883)
Accumulated other comprehensive loss	(10,653)	(8,435)
Total NII Holdings stockholders’ deficit	(129,572)	(101,977)
Noncontrolling interest	(87,621)	(79,592)
Total deficit	(217,193)	(181,569)
Total liabilities and stockholders’ deficit	$1,372,600	$1,059,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses
Selling, general and administrative	$4,551	$3,889	$8,951	$8,150
Restructuring charges, net	—	31	—	352
	4,551	3,920	8,951	8,502
Operating loss	(4,551)	(3,920)	(8,951)	(8,502)
Other (expense) income
Interest expense	(2,902)	—	(5,726)	—
Other income, net	2,486	106	34,431	176
	(416)	106	28,705	176
(Loss) income from continuing operations before income taxes	(4,967)	(3,814)	19,754	(8,326)
Income taxes	—	—	—	—
Net (loss) income from continuing operations	(4,967)	(3,814)	19,754	(8,326)
Loss from discontinued operations, net of income taxes	(12,151)	(95,473)	(37,730)	(133,115)
Net loss	(17,118)	(99,287)	(17,976)	(141,441)
Net loss attributable to noncontrolling interest	(3,608)	(27,843)	(9,371)	(39,099)
Net loss attributable to NII Holdings	$(13,510)	$(71,444)	$(8,605)	$(102,342)

Net (loss) income from continuing operations per common share, basic	$(0.05)	$(0.04)	$0.19	$(0.09)
Net loss from discontinued operations per common share, basic	(0.12)	(0.95)	(0.37)	(1.32)
Net loss per common share, basic	$(0.17)	$(0.99)	$(0.18)	$(1.41)

Net (loss) income from continuing operations per common share, diluted	$(0.05)	$(0.04)	$0.19	$(0.09)
Net loss from discontinued operations per common share, diluted	(0.12)	(0.95)	(0.37)	(1.32)
Net loss per common share, diluted	$(0.17)	$(0.99)	$(0.18)	$(1.41)

Weighted average number of common shares outstanding, basic	101,628	100,391	101,510	100,388

Weighted average number of common shares outstanding, diluted	101,628	100,391	102,806	100,388

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$(3,419)	$34,569	$(2,599)	$36,118
Other comprehensive (loss) income	(3,419)	34,569	(2,599)	36,118
Net loss attributable to NII Holdings	(13,510)	(71,444)	(8,605)	(102,342)
Total comprehensive loss	$(16,929)	$(36,875)	$(11,204)	$(66,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2018	101,323	$101	$2,143,240	$(2,236,883)	$(8,435)	$(101,977)	$(79,592)	$(181,569)
Implementation of lease accounting standard	—	—	—	(12,390)	—	(12,390)	(5,273)	(17,663)
Net income (loss)	—	—	—	4,905	—	4,905	(5,763)	(858)
Other comprehensive income	—	—	—	—	820	820	443	1,263
Share-based compensation activity	258	1	239	—	—	240	89	329
Balance, March 31, 2019	101,581	102	2,143,479	(2,244,368)	(7,615)	(108,402)	(90,096)	(198,498)
Loss on dilution of noncontrolling interest	—	—	(5,096)	—	381	(4,715)	4,715	—
Noncontrolling interest investment	—	—	—	—	—	—	2,700	2,700
Net loss	—	—	—	(13,510)	—	(13,510)	(3,608)	(17,118)
Other comprehensive loss	—	—	—	—	(3,419)	(3,419)	(1,319)	(4,738)
Share-based compensation activity	94	—	474	—	—	474	(13)	461
Balance, June 30, 2019	101,675	$102	$2,138,857	$(2,257,878)	$(10,653)	$(129,572)	$(87,621)	$(217,193)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2017	100,384	$100	$2,139,299	$(2,127,903)	$(47,239)	$(35,743)	$(75,445)	$(111,188)
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Net loss	—	—	—	(30,896)	—	(30,896)	(11,256)	(42,152)
Other comprehensive income	—	—	—	—	1,549	1,549	676	2,225
Share-based compensation activity	1	—	586	—	—	586	109	695
Balance, March 31, 2018	100,385	100	2,139,885	(2,124,699)	(45,690)	(30,404)	(71,313)	(101,717)
Net loss	—	—	—	(71,444)	—	(71,444)	(27,843)	(99,287)
Other comprehensive income	—	—	—	—	34,569	34,569	14,814	49,383
Share-based compensation activity	71	—	856	—	—	856	101	957
Balance, June 30, 2018	100,456	$100	$2,140,741	$(2,196,143)	$(11,121)	$(66,423)	$(84,241)	$(150,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(17,976)	$(141,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	37,730	133,115
Amortization of debt discounts and financing costs	3,269	—
Share-based payment expense	870	935
Gain on derivative instrument	(33,577)	—
Change in assets and liabilities:
Prepaid expenses and other long-term assets	793	650
Accounts payable, accrued expenses and other	1,483	697
Total operating cash used in continuing operations	(7,408)	(6,044)
Total operating cash used in discontinued operations	(39,231)	(80,937)
Net cash used in operating activities	(46,639)	(86,981)
Cash flows from investing activities:
Total investing cash used in continuing operations	—	—
Total investing cash used in discontinued operations	(23,599)	(4,972)
Net cash used in investing activities	(23,599)	(4,972)
Cash flows from financing activities:
Payments related to share-based compensation activity	(287)	—
Total financing cash used in continuing operations	(287)	—
Total financing cash used in discontinued operations	(262)	(8,802)
Net cash used in financing activities	(549)	(8,802)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,713)	(1,740)
Net decrease in cash, cash equivalents and restricted cash	(72,500)	(102,495)
Cash, cash equivalents and restricted cash, beginning of period	250,739	305,778
Cash, cash equivalents and restricted cash, end of period	$178,239	$203,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Overview. Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "NII," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We conduct substantially all of our business through our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018 and the condensed consolidated financial statements and notes contained in our quarterly report on Form 10-Q for the three months ended March 31, 2019. You should not expect results of operations for interim periods to be an indication of the results for a full year.
On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil. See discussion below for more information regarding this pending sale. In connection with this stockholder approval, we have reported Nextel Brazil as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Brazil's results of operations for all periods presented to reflect Nextel Brazil as a discontinued operation. Unless otherwise noted, amounts included in this quarterly report on Form 10-Q exclude amounts attributable to the discontinued operations of Nextel Brazil. Our consolidated results from continuing operations in this quarterly report on Form 10-Q solely include the results of operations of our corporate headquarters.
Pending Sale of Nextel Brazil. On March 18, 2019, NII Holdings and NII International Holdings S.à r.l., or NIIH, a wholly-owned subsidiary of NII Holdings, entered into a purchase agreement with América Móvil, S.A.B. de C.V., or AMX, and AI Brazil Holdings B.V., or AI Brazil Holdings, pursuant to which NII Holdings and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NII Brazil Holdings S.à r.l., or NIIBH, to AMX. We refer to this transaction as the Nextel Brazil transaction. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings S.à r.l., or Nextel Holdings, to NIIBH. We refer to this transaction as the AI Brazil Holdings transaction. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil. On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil. We currently expect that the pending sale of Nextel Brazil will close in the fourth quarter of 2019.

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including the receipt of required regulatory and antitrust approvals and either an amendment eliminating certain successor obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII Holdings’ indenture with respect to our 4.25% convertible senior notes due 2023.

The purchase agreement includes certain termination rights for each party and provides that, in specified circumstances, NII Holdings is required to pay a termination fee of $25.0 million.

The purchase agreement contains customary representations, warranties and covenants made by NII Holdings, NIIH, AMX and AI Brazil Holdings. Among other things, NIIH has agreed to conduct NIIBH’s and each of its subsidiaries’ business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and the year 2020, if applicable, and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the pending sale of Nextel Brazil, NII Holdings' Board of Directors has approved a plan to dissolve and wind up its operations following the completion of this transaction. On June 27, 2019, NII Holdings' stockholders approved this plan of dissolution.
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
In September 2018, ice group completed a sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its 30% ownership level. During the second quarter of 2019, NII Holdings contributed $15.3 million to Nextel Holdings, and AI Brazil Holdings contributed $2.7 million to Nextel Holdings, which increased NII Holdings' ownership to 70.70% and reduced AI Brazil Holdings' ownership from 30% to 29.30%. As a result of this change in ownership, we reclassified $4.7 million of losses from noncontrolling interest to total NII Holdings' stockholders' deficit. In addition, in July 2019, NII Holdings contributed $23.0 million to Nextel Holdings, which increased NII Holdings' ownership to 72.34% and further reduced AI Brazil Holdings' ownership to 27.66%.

The investment agreement provided for, after ice group’s initial investment, the Company's contribution of proceeds arising from the release of funds deposited in escrow in connection with the sale of our Mexican operations through a 115 account, which is a contribution without the issuance of additional equity. See Note 3 for more information regarding escrowed funds. We do not believe that this requirement survives the termination of the investment agreement and intend for all future contributions by NII Holdings to Nextel Holdings to be made through capital contributions with additional equity being issued to us. ice group and AI Brazil Holdings notified the Company that they believe future escrow proceeds received by NII Holdings from the escrow account must be contributed to Nextel Holdings through the 115 account without the issuance of equity, which would result in a portion of the disputed escrow being subject to AI Brazil Holdings' non-controlling interest. Although our aforementioned agreement with AI Brazil Holdings resolves this dispute, to the extent the Nextel Brazil transaction is not completed and the related settlement between us and AI Brazil Holdings is not consummated, AI Brazil Holdings’ non-controlling interest in future escrow proceeds received by NII Holdings would remain in dispute.
Going Concern. As of June 30, 2019, our consolidated sources of funding included $65.1 million in cash and cash equivalents, $103.4 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico and $35.6 million in cash and short-term investments held for sale.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We currently expect that the pending sale of Nextel Brazil described above will close in the fourth quarter of 2019. If the closing of the sale of Nextel Brazil occurs by the first quarter of 2020, we believe we have sufficient sources of liquidity to fund our business. However, if the pending sale of Nextel Brazil is not ultimately completed or if the closing of the sale is delayed beyond the first quarter of 2020, we would need to alter our business plan to significantly reduce spending or obtain additional funding. To the extent the sale of Nextel Brazil does not close or if we do not recover sufficient cash from escrow prior to the end of the first quarter of 2020, substantial doubt exists about our ability to continue as a going concern.
Diluted Net (Loss) Income from Continuing Operations Per Common Share. As presented for the three and six months ended June 30, 2019 and 2018, our calculation of diluted net (loss) income from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and includes other potential common shares, including common shares resulting from the potential conversion of our convertible senior notes, common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans when those shares are dilutive.
For the six months ended June 30, 2019, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes, 1.7 million stock options and 2.0 million restricted common shares in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive. For the three months ended June 30, 2019, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes, 2.8 million stock options and 2.0 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2018, we did not include 3.4 million stock options, as well as 0.5 million and 0.3 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

Cash, Cash Equivalents and Restricted Cash. Our restricted cash represents cash held in escrow in connection with the sale of Nextel Mexico. Cash held by discontinued operations relates to cash held by Nextel Brazil and certain judicial deposits of cash in Brazil related to litigation involving tax and other matters. A reconciliation from cash and cash equivalents as presented in our condensed consolidated balance sheets to cash, cash equivalents and restricted cash as reported in our condensed consolidated statements of cash flows is as follows:

	June 30,		December 31,
	2019	2018	2018	2017
	(in thousands)
Cash and cash equivalents	$65,146	$26,575	$93,881	$34,553
Cash in escrow	103,422	110,052	106,089	110,024
Cash and cash equivalents included in current assets held for sale	7,220	64,318	48,605	159,335
Restricted cash included in non-current assets held for sale	2,451	2,338	2,164	1,866
Cash, cash equivalents and restricted cash	$178,239	$203,283	$250,739	$305,778
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities Litigation. On July 8, 2019, a purported stockholder class action was filed against the Company and the Company's directors in the Court of Chancery of the State of Delaware by Matis Nayman. The lawsuit is captioned Matis Nayman v. Kevin L. Beebe, James V. Continenza, Howard S. Hoffmann, Ricardo Knoepfelmacher, Christopher T. Rogers, Robert A. Schriesheim, Steven M. Shindler, and NII Holdings, Inc., C.A. No. 2019-0525-JTL. The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties by failing to take steps to maximize the Company's value to its public stockholders and failing to disclose certain information in the proxy statement issued in connection with the Company's purchase agreement with AMX and AI Brazil Holdings and the Company's planned liquidation and dissolution. The relief the plaintiff seeks includes enjoining the sale of Nextel Brazil and the dissolution of NII Holdings, and the recovery of unspecified damages. The Company and the named individuals intend to vigorously defend themselves in this matter.
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

Note 2.	Leases

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

	December 31, 2018	Impact of ASC 842 Adoption	January 1, 2019
Current assets held for sale	$321,160	$—	$321,160
Other current assets	201,405	—	201,405
Non-current assets held for sale	536,021	375,917	911,938
Other non-current assets	1,244	—	1,244
Total assets	$1,059,830	$375,917	$1,435,747

Current liabilities held for sale	$346,715	$44,784	$391,499
Other current liabilities	12,772	—	12,772
Long-term liabilities held for sale	775,671	348,796	1,124,467
Other long-term liabilities	106,241	—	106,241
Total liabilities	1,241,399	393,580	1,634,979

Total deficit	(181,569)	(17,663)	(199,232)
Total liabilities and stockholders' deficit	$1,059,830	$375,917	$1,435,747

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Discontinued Operations

Pending Sale of Nextel Brazil. On March 18, 2019, NII Holdings and NIIH, a wholly-owned subsidiary of NII Holdings, entered into a purchase agreement with AMX and AI Brazil Holdings, pursuant to which NII Holdings and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NIIBH to AMX. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings to NIIBH. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil. On June 27, 2019, NII Holdings' stockholders approved both the sale of Nextel Brazil and the plan to dissolve and wind up NII Holdings' operations following the completion of the Nextel Brazil transaction. In connection with this stockholder approval, we have reported Nextel Brazil as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Brazil's results of operations for all periods presented to reflect Nextel Brazil as discontinued operations. Unless otherwise noted, amounts included in this quarterly report on Form 10-Q exclude amounts attributable to the discontinued operations of Nextel Brazil. Historically, Nextel Brazil was our only reportable operating segment. We evaluated performance and provided resources to Nextel Brazil based on operating income before depreciation, amortization and impairment, restructuring and other charges, net, which we refer to as segment earnings.
The major components of loss from discontinued operations, net of income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenues	$144,832	$156,008	$291,647	$337,227
Cost of revenues and selling, general and administrative	(133,227)	(153,363)	(260,616)	(333,540)
Segment earnings	11,605	2,645	31,031	3,687
Impairment, restructuring and other charges, net	(3,028)	(11,690)	(8,819)	(13,720)
Depreciation and amortization	(7,193)	(7,325)	(15,549)	(15,050)
Operating income (loss)	1,384	(16,370)	6,663	(25,083)
Interest expense and other, net	(14,194)	(76,441)	(42,354)	(105,249)
Loss before income taxes	(12,810)	(92,811)	(35,691)	(130,332)
Income taxes	—	—	—	—
Loss from Nextel Brazil discontinued operations, net of income taxes	(12,810)	(92,811)	(35,691)	(130,332)
Gain (loss) on disposal of Nextel Mexico	659	(2,662)	(2,039)	(2,783)
Loss from discontinued operations, net of income taxes	$(12,151)	$(95,473)	$(37,730)	$(133,115)

Loss from discontinued operations attributable to noncontrolling interest	$(3,608)	$(27,843)	$(9,371)	$(39,099)
Loss from discontinued operations attributable to NII Holdings	(8,543)	(67,630)	(28,359)	(94,016)
Loss from discontinued operations, net of income taxes	$(12,151)	$(95,473)	$(37,730)	$(133,115)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of assets and liabilities held for sale as of June 30, 2019 and December 31, 2018, all of which are related to Nextel Brazil, are as follows (in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$7,220	$48,605
Short-term investments	28,424	32,329
Accounts receivable, net of allowance for doubtful accounts of $27,856 and $19,637	105,321	99,867
Prepaid expenses and other	159,851	140,359
Total current assets	300,816	321,160
Property, plant and equipment, net	156,073	143,930
Intangible assets, net	158,740	162,156
Operating lease right-of-use assets	357,865	—
Other assets	228,665	229,935
Total assets	$1,202,159	$857,181

LIABILITIES
Current liabilities
Accounts payable, accrued expenses, operating lease liabilities and other	$354,227	$325,365
Current portion of long-term debt	23,266	21,350
Total current liabilities	377,493	346,715
Long-term debt	553,549	560,593
Long-term operating lease liabilities	365,842	—
Other long-term liabilities	204,234	215,078
Total liabilities	$1,501,118	$1,122,386

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sale of Nextel Mexico. On April 30, 2015, NII Holdings, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim, and in July 2018, we utilized $4.0 million of cash held in escrow to settle tax audits for the years 2010 and 2011 discussed below. Additionally, in June 2019, we utilized $2.7 million of cash held in escrow to settle a tax audit for the year 2012 discussed below. As of June 30, 2019, $73.5 million of the cash held in escrow has been released to us and $103.4 million, which includes interest, remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless against the escrow account purport to relate to various ongoing tax audits by the Mexican tax authorities for Nextel Mexico and several of its entities for the years 2010 through 2014. Of the total potential tax claims asserted against the escrow account, $12.2 million relates to actual assessments that Nextel Mexico has received. Although we appealed these assessments, in April 2019, our appeals were denied. We initiated a judicial process to protect our interests against these assessments. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the tax audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the tax audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims asserted against the escrow account, including the $12.2 million in assessments, relates primarily to non-income tax-based audits for the years 2011 through 2014. As of June 30, 2019, we had accrued $3.9 million for probable losses associated with these audits.

In July 2018, the tax audits related to Nextel Mexico's main operating company's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. In March 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2013 was finalized, and we filed an amended tax return. There was no cash outlay related to the finalization of the tax audit for the year 2013. The tax audit for the year 2013 represented $1.1 million of the total claims outstanding. In June 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2012 was finalized, and we filed an amended tax return. We settled the tax liabilities associated with this tax audit utilizing $2.7 million in cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010, 2011 and 2012 for Nextel Mexico's main operating company, we have requested that New Cingular Wireless agree to the release of $65.8 million from escrow and expect to request the release of $1.1 million in the near future. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds.

On February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy, and on March 25, 2019, we filed a claim against New Cingular Wireless to recoup the $68.3 million (now revised to $65.8 million) from escrow in a lawsuit captioned NIU Holdings LLC v. AT&T Mobility Holdings, B.V.; New Cingular Wireless Services, Inc.; Nextel International (Uruguay) LLC; and Comunicaciones Nextel de Mexico S.A. de C.V., Case No. 15-10155, Adv. Pro. No. 19-01099 (SCC). On July 22, 2019, we filed a motion supporting our request for summary judgment, and on the same day, New Cingular Wireless filed a motion supporting its request for a judgment on the pleadings. New Cingular Wireless' deadline to file an objection to our motion and our deadline to file an objection to New Cingular Wireless' motion is August 14, 2019. Replies will be due on August 22, 2019. A hearing on these matters is scheduled for September 5, 2019. This difference of interpretation of the relevant agreements has delayed and will continue to delay the release of the remaining amount of cash in escrow. We are continuing to work with the Mexican tax authorities to settle the open non-income tax-based audits and accelerate the release of the remaining escrow.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, on May 7, 2019, we received a letter from New Cingular Wireless formally notifying us of pending tax audits for pre-closing periods that were not included in the tax indemnity claims notices previously submitted by New Cingular Wireless against the Mexico escrow account. We were already aware of the tax audits referenced in the letter, had assumed their defense, and will continue to work with the Mexican tax authorities to resolve them as expeditiously as possible. While we are required to indemnify New Cingular Wireless for any actual cash payments made to resolve any tax claims that may be asserted by the Mexican tax authorities from these audits, our position remains that New Cingular Wireless may not make a claim against the Mexico escrow account for any tax claims that may arise from these audits. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to open audits in the future.

There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims or as to the ultimate timing of the release of the remaining escrow.

Note 4.	Debt and Fair Value Measurements
Convertible Senior Notes. In August 2018, we privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2023, which we refer to as the convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, we issued a total of $115.0 million principal amount of convertible senior notes at par for total gross proceeds of $115.0 million. The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due. In addition, and subject to specified exceptions, upon the occurrence of a fundamental change, the noteholders have the right to require us to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 160.9658 shares per $1,000 principal amount of notes, or 18,511,067 aggregate common shares, representing an initial conversion price of $6.21 per share, subject to adjustment in certain situations. The convertible senior notes are convertible, subject to adjustment, prior to the close of business on the business day immediately preceding February 15, 2023 only under certain circumstances. On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert their notes at any time, regardless of the aforementioned circumstances. For the fiscal quarter ended June 30, 2019, the closing sale price of our common stock did not exceed 130% of the conversion price of $6.21 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2019. As a result, the conversion contingency was not met as of June 30, 2019. We have the option to satisfy the conversion of the convertible senior notes in shares of our common stock, in cash or a combination of both. As of June 30, 2019 and December 31, 2018, we had $75.5 million and $72.3 million in long-term debt related to our convertible senior notes.
The conversion feature embedded in the convertible senior notes meets the criteria of an embedded derivative in accordance with the FASB's authoritative guidance for derivatives. As a result, we separated the value of the conversion feature from the notes and recorded the derivative liability at its fair value on our condensed consolidated balance sheet. As of June 30, 2019, the fair value of the derivative liability was zero. As of December 31, 2018, we recorded the $33.6 million fair value of the derivative liability as a component of other long-term liabilities in our condensed consolidated balance sheet.
Absent an amendment to the indenture to the convertible senior notes, at the closing of the sale of Nextel Brazil, AMX will place a portion of the net proceeds payable to us in an escrow account in an amount equal to the outstanding principal and unpaid interest due through maturity.
Fair Value of Convertible Senior Notes. As of June 30, 2019 and December 31, 2018, the fair value of our convertible senior notes was $117.2 million and $80.7 million, respectively. We estimated the fair value of our convertible senior notes utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider this fair value measurement to be Level 3 in the fair value hierarchy.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Conversion Option. We estimate the fair value of the conversion option embedded in the convertible senior notes using a binomial lattice model with daily nodes from the valuation date to the maturity date of the convertible senior notes. This model considers stock price, risk-free rates, credit spreads, dividend yields and expected volatility. We record gains or losses related to changes in the fair value of the conversion option derivative liability during the period. During the six months ended June 30, 2019, we recorded a $33.6 million gain as a component of other income (expense), net in our condensed consolidated statement of comprehensive loss related to the change in the fair value of the conversion option. We consider this fair value measurement to be Level 3 in the fair value hierarchy.

Note 5.	Income Taxes

The realization of deferred tax assets is dependent on the generation of future taxable income sufficient to realize our tax loss carryforwards and other tax deductions. Valuation allowances are required to be recognized on deferred tax assets unless it is determined that it is “more-likely-than-not” that the asset will be realized. We maintain full valuation allowances on the deferred tax assets of our U.S. parent company and subsidiaries and our foreign holding companies due to substantial negative evidence such as the recent history of cumulative losses and the projected losses for the remainder of 2019 and subsequent years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of June 30, 2019 and December 31, 2018 and our consolidated results of operations for the three and six months ended June 30, 2019 and 2018; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2018 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2019, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2018 annual report on Form 10-K for risks and uncertainties that may impact our future performance. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil. See discussion below for more information regarding this pending sale. In connection with this stockholder approval, we have reported Nextel Brazil as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Brazil's results of operations for all periods presented to reflect Nextel Brazil as discontinued operations. Unless otherwise noted, amounts included herein exclude amounts attributable to the discontinued operations of Nextel Brazil. Our consolidated results from continuing operations in this quarterly report on Form 10-Q solely include the results of operations of our corporate headquarters.

Executive Overview
Pending Sale of Nextel Brazil. On March 18, 2019, NII Holdings and NII International Holdings S.à r.l., or NIIH, a wholly-owned subsidiary of NII Holdings, entered into a purchase agreement with América Móvil, S.A.B. de C.V., or AMX, and AI Brazil Holdings B.V., or AI Brazil Holdings, pursuant to which NII Holdings and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NII Brazil Holdings S.à r.l., or NIIBH, to AMX. We refer to this transaction as the Nextel Brazil transaction. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings S.à r.l., or Nextel Holdings, to NIIBH. We refer to this transaction as the AI Brazil Holdings transaction. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil. On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil. We currently expect that the pending sale of Nextel Brazil will close in the fourth quarter of 2019.
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

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including the receipt of required regulatory and antitrust approvals and either an amendment eliminating certain successor obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII Holdings' indenture with respect to our 4.25% convertible senior notes due 2023. Among other things, NIIH has agreed to conduct NIIBH’s and each of its subsidiaries’ business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and the year 2020, if applicable, and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the pending sale of Nextel Brazil, NII Holdings' Board of Directors has approved a plan to dissolve and wind up its operations following the completion of this transaction. On June 27, 2019, NII Holdings' stockholders approved this plan of dissolution.

The foregoing description of the purchase agreement and transactions is a summary. For more information, please see the purchase agreement filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2019 and our definitive proxy statement filed on May 6, 2019.

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

In September 2018, ice group completed a sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its 30% ownership level. During the second quarter of 2019, NII Holdings contributed $15.3 million to Nextel Holdings, and AI Brazil Holdings contributed $2.7 million to Nextel Holdings, which increased NII Holdings' ownership to 70.70% and reduced AI Brazil Holdings' ownership from 30% to 29.30%. In addition, in July 2019, NII Holdings contributed $23.0 million to Nextel Holdings, which increased NII Holdings' ownership to 72.34% and further reduced AI Brazil Holdings' ownership to 27.66%.

Nextel Brazil Business Overview. Nextel Brazil provides wireless communication services under the NextelTM brand in Brazil with its principal operations located in major urban and suburban centers with high population densities and related transportation corridors where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. As of June 30, 2019, Nextel Brazil had about 3.503 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil.

Pending the completion of the sale of Nextel Brazil, we expect to continue to operate our business in the ordinary course. Our goal is to grow our subscriber base and revenues by providing differentiated wireless communications services that are valued by our existing and potential subscribers. We have also been taking actions to reduce costs in our business to lower our spending and preserve our liquidity while improving our profitability and cash flow.

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
We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	foreign currency; and

•	income taxes.
The aforementioned critical accounting policies are described in more detail in our 2018 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Certain accounting policies that were determined to be critical in our 2018 annual report on Form 10-K are no longer deemed critical as a result of the classification of Nextel Brazil as discontinued operations in the second quarter of 2019.

Results of Operations

	June 30,		Actual Change from Previous Year
Three Months Ended	2019	2018	Dollars	B(W) Change
Operating expenses
Selling, general and administrative	$(4,551)	$(3,889)	$(662)	(17)%
Restructuring charges, net	—	(31)	31	100%
	(4,551)	(3,920)	(631)	(16)%
Operating loss	(4,551)	(3,920)	(631)	(16)%
Other (expense) income
Interest expense	(2,902)	—	(2,902)	NM
Other income, net	2,486	106	2,380	NM
	(416)	106	(522)	NM
Loss from continuing operations before income taxes	(4,967)	(3,814)	(1,153)	(30)%
Income taxes	—	—	—	NM
Net loss from continuing operations	(4,967)	(3,814)	(1,153)	(30)%
Loss from discontinued operations, net of income taxes	(12,151)	(95,473)	83,322	87%
Net loss	(17,118)	(99,287)	82,169	83%
Net loss attributable to noncontrolling interest	(3,608)	(27,843)	24,235	87%
Net loss attributable to NII Holdings	$(13,510)	$(71,444)	$57,934	81%

Six Months Ended
Operating expenses
Selling, general and administrative	$(8,951)	$(8,150)	$(801)	(10)%
Restructuring charges, net	—	(352)	352	100%
	(8,951)	(8,502)	(449)	(5)%
Operating loss	(8,951)	(8,502)	(449)	(5)%
Other (expense) income
Interest expense	(5,726)	—	(5,726)	NM
Other income, net	34,431	176	34,255	NM
	28,705	176	28,529	NM
Income (loss) from continuing operations before income taxes	19,754	(8,326)	28,080	NM
Income taxes	—	—	—	NM
Net income (loss) from continuing operations	19,754	(8,326)	28,080	NM
Loss from discontinued operations, net of income taxes	(37,730)	(133,115)	95,385	72%
Net loss	(17,976)	(141,441)	123,465	87%
Net loss attributable to noncontrolling interest	(9,371)	(39,099)	29,728	76%
Net loss attributable to NII Holdings	$(8,605)	$(102,342)	$93,737	92%
_______________________________________
NM-Not Meaningful

1.    Interest expense, net

Interest expense, net, in the three and six months ended June 30, 2019 relates to interest expense incurred under our convertible senior notes.

2.    Other income (expense), net

Other income, net, in the three and six months ended June 30, 2019 is primarily due to the $2.1 million and $33.6 million gains, respectively, related to the change in the fair value of the conversion option included in our convertible senior notes.

3.    Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes, decreased $83.3 million, or 87%, and $95.4 million, or 72%, from the three and six months ended June 30, 2018 to the same periods in 2019 largely as a result of a change from $46.7 million and$47.9 million in foreign currency transaction losses, respectively, in the three and six months ended June 30, 2018 to $5.5 million and $3.9 million in foreign currency transaction gains in the same periods in 2019. In addition, Nextel Brazil experienced $9.0 million and $27.3 million improvements in segment earnings, respectively, over the same periods and incurred $8.7 million fewer impairment, restructuring and other charges in the second quarter of 2019 compared to the second quarter of 2018.

Nextel Brazil's segment earnings improved from the three and six months in 2018 to the same periods in 2019 primarily as a result of significant cost reductions, which resulted in decreases in operating expenses, partially offset by lower revenues. Nextel Brazil's segment earnings improved as a result of:

•
decreases in Nextel Brazil's operating expenses of $20.1 million, or 13%, and $72.9 million, or 22%, respectively, partially due to decreases in transmitter and receiver site and switch costs, lower mobile termination rates, decreases in interconnect costs, lower customer contingencies related to fewer claims in 2019 and the recognition of $5.1 million and $16.3 million in tax credits, respectively; partially offset by

•	increases in bad debt expense; and

•
despite an increase in Nextel Brazil's subscriber base from 3.121 million subscribers as of the end of the second quarter of 2018 to 3.503 million subscribers as of the end of the second quarter of 2019, decreases in Nextel Brazil's WCDMA service revenues resulting from a decrease in WCDMA service ARPU in local currency from 55 Brazilian reais in the second quarter of 2018 to 53 Brazilian reais in the second quarter of 2019. Nextel Brazil's WCMDA service ARPU in local currency remained stable at 53 Brazilian reais during the first half of 2019.

Liquidity and Capital Resources
As of June 30, 2019, excluding assets and liabilities held for sale, we had working capital of $156.8 million, a $31.8 million decrease compared to working capital of $188.6 million as of December 31, 2018. Our working capital included $65.1 million in cash and cash equivalents. As of June 30, 2019, we also had $103.4 million in cash held in escrow in connection with the sale of Nextel Mexico and $35.6 million in cash and short-term investments held for sale. A substantial portion of our U.S. dollar-denominated cash and cash equivalents is held in bank deposits.
In July 2018, the tax audits related to Nextel Mexico's main operating company's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. In March 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2013 was finalized, and we filed an amended tax return. There was no cash outlay related to the finalization of the tax audit for the year 2013. The tax audit for the year 2013 represented $1.1 million of the total claims outstanding. In June 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2012 was finalized, and we filed an amended tax return. We settled the tax liabilities associated with this tax audit utilizing $2.7 million in cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010, 2011 and 2012, we have requested that New Cingular Wireless agree to the release of $65.8 million from escrow and expect to request the release of $1.1 million in the near future. New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. On February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy, and on March 25, 2019, we filed a claim against New Cingular Wireless to recoup the $68.3 million (now revised to $65.8 million) from escrow. This difference of interpretation of the relevant agreements has delayed and will continue to delay the release of the remaining amount of cash in escrow. See Note 3 to our condensed consolidated financial statements for additional information.

In addition, on May 7, 2019, we received a letter from New Cingular Wireless formally notifying us of pending tax audits for pre-closing periods that were not included in the tax indemnity claims notices previously submitted by New Cingular Wireless against the Mexico escrow account. We were already aware of the tax audits referenced in the letter, had assumed their defense, and will continue to work with the Mexican tax authorities to resolve them as expeditiously as possible. While we are required to indemnify New Cingular Wireless for any actual cash payments made to resolve any tax claims that may be asserted by the Mexican tax authorities from these audits, our position remains that New Cingular Wireless may not make a claim against the Mexico escrow account for any tax claims that may arise from these audits. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to open audits in the future.

Cash Flows

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash, cash equivalents and restricted cash, beginning of period	$250,739	$305,778
Net cash used in operating activities	(46,639)	(86,981)
Net cash used in investing activities	(23,599)	(4,972)
Net cash provided by (used in) financing activities	(549)	(8,802)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,713)	(1,740)
Cash, cash equivalents and restricted cash, end of period	$178,239	$203,283

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $46.6 million and $87.0 million of cash in our operating activities during the six months ended June 30, 2019 and 2018, of which $39.2 million and $80.9 million, respectively, was cash used by our discontinued operation primarily to fund operating losses and working capital and to make interest payments under Nextel Brazil's equipment financing and bank loans.

We used $23.6 million and $5.0 million of cash in our investing activities during the six months ended June 30, 2019 and 2018 entirely due to cash used by our discontinued operation. The $23.6 million of investing cash used in our discontinued operation during the six months ended June 30, 2019 was primarily due to $27.7 million in cash capital expenditures, partially offset by $11.2 million in net proceeds from sales of short-term investments. The $5.0 million of investing cash used in our discontinued operation during the six months ended June 30, 2018 was primarily due to $17.7 million in net purchases of short-term investments and $24.3 million in cash capital expenditures, partially offset by a $39.7 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil.

We used $0.5 million of cash in our financing activities during the six months ended June 30, 2019 primarily as a result of cash used by our discontinued operation mainly due to repayments of finance leases and other borrowings, partially offset by a $2.7 million capital contribution from AI Brazil Holdings. We used $8.8 million of cash in our financing activities during the six months ended June 30, 2018 entirely due to cash used by our discontinued operation. The $8.8 million of financing cash used in our discontinued operation was primarily due to $4.1 million of financing costs incurred in connection with the amendments to Nextel Brazil's equipment financing facility and bank loans and $1.0 million in principal payments under Nextel Brazil's equipment financing facility and bank loans.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash, cash equivalents and investment balances, cash that we recover from the amounts held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico, external financial sources, other financing arrangements and anticipated cash proceeds from the pending sale of Nextel Brazil.
Nextel Brazil's ability to generate sufficient net cash from operating activities in the future is dependent upon, among other things:

•	the amount of revenue Nextel Brazil is able to generate and collect from its subscribers, including its ability to increase the size of its subscriber base;

•	the amount of operating expenses required to provide Nextel Brazil's services;

•	the cost of acquiring and retaining subscribers, including the subsidies Nextel Brazil incurs to provide handsets to both its new and existing subscribers; and

•	changes in foreign currency exchange rates.
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of amounts required to fund Nextel Brazil prior to the closing of the sale and will include general corporate expenditures, wind down and dissolution costs, and expenses related to debt service requirements under our convertible senior notes. There were no material changes to our total contractual obligations during the three and six months ended June 30, 2019 as described in our annual report on Form 10-K for the year ended December 31, 2018.
Future Outlook.  As of June 30, 2019, our consolidated sources of funding included $65.1 million in cash and cash equivalents, $103.4 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico and $35.6 million in cash and short-term investments held for sale.
We currently expect that the pending sale of Nextel Brazil described above will close in the fourth quarter of 2019. Upon closing, we will begin the dissolution process with the objective of distributing our available cash to stockholders as quickly as possible. If the closing of the sale of Nextel Brazil occurs by the first quarter of 2020, we believe we have sufficient sources of liquidity to fund our business. However, if the pending sale of Nextel Brazil is not ultimately completed or if the closing of the sale is delayed beyond the first quarter of 2020, we would need to alter our business plan to significantly reduce spending or obtain additional funding. To the extent the sale of Nextel Brazil does not close or if we do not recover sufficient cash from escrow prior to the end of the first quarter of 2020, substantial doubt exists about our ability to continue as a going concern.
In connection with the completion of the sale of Nextel Brazil, we will receive our pro rata share of the final net proceeds, subject to certain adjustments at closing, including reimbursement for capital expenditures and working capital investments made from March 1, 2019 to closing, after deducting a $2.0 million preferred share return due to AI Brazil Holdings and deducting certain transaction expenses and increases in accrued tax contingencies, if any. In addition, $30.0 million of our portion of the net proceeds will be placed into an 18-month escrow account to secure NII Holdings' indemnification obligations under the purchase agreement. We expect we will incur significant cash expenditures related to the completion of the sale and the dissolution of our remaining business subsequent to the transaction.
In making the assessment of our funding needs and the adequacy of our current sources of funding, we have considered:

•	cash and cash equivalents on hand and short-term investments available to fund our operations;

•	restricted cash currently held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico;

•	expected cash flows related to our discontinued operation in Brazil and expected cash expenditures at our corporate headquarters;

•	our scheduled debt service obligations; and

•	our other contractual obligations.
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

These forward looking statements also include assumptions about the pending sale of Nextel Brazil and plan of dissolution, including the expected completion, timing and effects of that transaction and dissolution, as well as potential distributions to our stockholders upon our liquidation and dissolution. Risks and uncertainties related to the pending sale of Nextel Brazil and plan of dissolution include, among other things:

•	the satisfaction of the conditions to consummate the sale of Nextel Brazil, including regulatory approvals;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement;

•	the amount of the costs, fees, expenses and charges related to the sale of Nextel Brazil may be higher than we expect;

•	the effect the pending sale of Nextel Brazil will have on our management team, customer relationships, operating results and business generally, including the ability to retain key employees;

•	the cost and outcome of any legal proceedings that may be initiated against us and others following the announcement of the pending sale of Nextel Brazil; and

•	the timing and amount of cash and other assets available for distribution to our stockholders upon our ultimate windup and dissolution.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three and six months ended June 30, 2019, there were no material changes to our market risk policies or our market sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2018.

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
As of June 30, 2019, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2018.
Our remediation efforts related to this material weakness are ongoing. As a result of the announcement of the pending sale of Nextel Brazil, we have not been able to hire the necessary qualified resources to effectively remediate Nextel Brazil's material weakness. In addition, we have experienced employee turnover and are delaying certain investments in our remediation efforts, which will likely delay the remediation of Nextel Brazil's material weakness beyond 2019.
Changes in Internal Control over Financial Reporting
We have implemented certain controls related to our adoption of ASC 842 on January 1, 2019 and due to the aforementioned impacts of the pending sale of Nextel Brazil, the implementation of other controls related to this adoption has not yet been completed. Other than this change and those described above, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Litigation. On July 8, 2019, a purported stockholder class action was filed against the Company and the Company's directors in the Court of Chancery of the State of Delaware by Matis Nayman. The lawsuit is captioned Matis Nayman v. Kevin L. Beebe, James V. Continenza, Howard S. Hoffmann, Ricardo Knoepfelmacher, Christopher T. Rogers, Robert A. Schriesheim, Steven M. Shindler, and NII Holdings, Inc., C.A. No. 2019-0525-JTL. The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties by failing to take steps to maximize the Company's value to its public stockholders and failing to disclose certain information in the proxy statement issued in connection with the Company's purchase agreement with América Móvil, S.A.B. de C.V. and AI Brazil Holdings B.V. and the Company's planned liquidation and dissolution. The relief the plaintiff seeks includes enjoining the sale of Nextel Brazil and the dissolution of NII Holdings, and the recovery of unspecified damages. The Company and the named individuals intend to vigorously defend themselves in this matter.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table presents information related to repurchases of our common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2019 — April 30, 2019	—	(1)	$—	—
May 1, 2019 — May 31, 2019	35,579	(1)	1.94	35,579
June 1, 2019 — June 30, 2019	—	(1)	—	—
Total	35,579	(1)		35,579	$—

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
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
*

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: August 6, 2019