Form 10-Q
period 2019-09-30
NII HOLDINGS INC
filed 2019-11-05
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 30, 2019
Common Stock, $0.001 par value per share	102,835,848

NII HOLDINGS, INC. AND SUBSIDIARES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par values) Unaudited

	September 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$29,331	$93,881
Cash in escrow	103,435	106,089
Prepaid expenses and other	3,258	1,435
Assets held for sale	281,950	321,160
Total current assets	417,974	522,565
Other assets	2,136	1,244
Assets held for sale	833,199	536,021
Total assets	$1,253,309	$1,059,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, accrued expenses and other	$21,083	$12,772
Liabilities held for sale	348,878	346,715
Total current liabilities	369,961	359,487
Long-term debt	77,301	72,264
Other long-term liabilities	400	33,977
Liabilities held for sale	1,032,801	775,671
Total liabilities	1,480,463	1,241,399
Commitments and contingencies (Note 1)
Stockholders’ deficit
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 140,000 shares authorized, 102,836 shares issued and outstanding — 2019, 101,323 shares issued and outstanding — 2018	103	101
Paid-in capital	2,129,087	2,143,240
Accumulated deficit	(2,287,782)	(2,236,883)
Accumulated other comprehensive income (loss)	4,955	(8,435)
Total NII Holdings stockholders’ deficit	(153,637)	(101,977)
Noncontrolling interest	(73,517)	(79,592)
Total deficit	(227,154)	(181,569)
Total liabilities and stockholders’ deficit	$1,253,309	$1,059,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, except per share amounts) Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses
Selling, general and administrative	$3,834	$4,080	$12,785	$12,230
Restructuring charges, net	139	—	139	352
	3,973	4,080	12,924	12,582
Operating loss	(3,973)	(4,080)	(12,924)	(12,582)
Other (expense) income
Interest expense	(3,018)	(1,341)	(8,744)	(1,341)
Other income (expense), net	199	(13,217)	34,630	(13,041)
	(2,819)	(14,558)	25,886	(14,382)
(Loss) income from continuing operations before income taxes	(6,792)	(18,638)	12,962	(26,964)
Income taxes	—	—	—	—
Net (loss) income from continuing operations	(6,792)	(18,638)	12,962	(26,964)
Loss from discontinued operations, net of income taxes	(27,693)	(31,246)	(65,423)	(164,360)
Net loss	(34,485)	(49,884)	(52,461)	(191,324)
Net loss attributable to noncontrolling interest	(4,581)	(8,866)	(13,952)	(47,965)
Net loss attributable to NII Holdings	$(29,904)	$(41,018)	$(38,509)	$(143,359)

Net (loss) income from continuing operations per common share, basic	$(0.07)	$(0.19)	$0.12	$(0.28)
Net loss from discontinued operations per common share, basic	(0.27)	(0.31)	(0.64)	(1.63)
Net loss per common share, basic	$(0.34)	$(0.50)	$(0.52)	$(1.91)

Net (loss) income from continuing operations per common share, diluted	$(0.07)	$(0.19)	$0.12	$(0.28)
Net loss from discontinued operations per common share, diluted	(0.27)	(0.31)	(0.64)	(1.63)
Net loss per common share, diluted	$(0.34)	$(0.50)	$(0.52)	$(1.91)

Weighted average number of common shares outstanding, basic	102,043	100,592	101,689	100,458

Weighted average number of common shares outstanding, diluted	102,043	100,592	102,712	100,458

Comprehensive loss, net of income taxes
Foreign currency translation adjustment	$15,939	$7,386	$13,340	$45,453
Other comprehensive income	15,939	7,386	13,340	45,453
Net loss attributable to NII Holdings	(29,904)	(41,018)	(38,509)	(143,359)
Total comprehensive loss	$(13,965)	$(33,632)	$(25,169)	$(97,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (in thousands) Unaudited
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2018	101,323	$101	$2,143,240	$(2,236,883)	$(8,435)	$(101,977)	$(79,592)	$(181,569)
Implementation of lease accounting standard	—	—	—	(12,390)	—	(12,390)	(5,273)	(17,663)
Net income (loss)	—	—	—	4,905	—	4,905	(5,763)	(858)
Other comprehensive income	—	—	—	—	820	820	443	1,263
Share-based compensation activity	258	1	239	—	—	240	89	329
Balance, March 31, 2019	101,581	102	2,143,479	(2,244,368)	(7,615)	(108,402)	(90,096)	(198,498)
Noncontrolling interest investment	—	—	—	—	—	—	2,700	2,700
Loss on dilution of noncontrolling interest	—	—	(5,096)	—	381	(4,715)	4,715	—
Net loss	—	—	—	(13,510)	—	(13,510)	(3,608)	(17,118)
Other comprehensive loss	—	—	—	—	(3,419)	(3,419)	(1,319)	(4,738)
Share-based compensation activity	94	—	474	—	—	474	(13)	461
Balance, June 30, 2019	101,675	102	2,138,857	(2,257,878)	(10,653)	(129,572)	(87,621)	(217,193)
Loss on dilution of noncontrolling interest	—	—	(11,581)	—	(331)	(11,912)	11,912	—
Net loss	—	—	—	(29,904)	—	(29,904)	(4,581)	(34,485)
Other comprehensive income	—	—	—	—	15,939	15,939	6,619	22,558
Share-based compensation activity	1,161	1	1,811	—	—	1,812	154	1,966
Balance, September 30, 2019	102,836	$103	$2,129,087	$(2,287,782)	$4,955	$(153,637)	$(73,517)	$(227,154)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total NII Holdings Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
	Shares	Amount
Balance, December 31, 2017	100,384	$100	$2,139,299	$(2,127,903)	$(47,239)	$(35,743)	$(75,445)	$(111,188)
Implementation of revenue recognition accounting standard	—	—	—	34,100	—	34,100	14,603	48,703
Net loss	—	—	—	(30,896)	—	(30,896)	(11,256)	(42,152)
Other comprehensive income	—	—	—	—	1,549	1,549	676	2,225
Share-based compensation activity	1	—	586	—	—	586	109	695
Balance, March 31, 2018	100,385	100	2,139,885	(2,124,699)	(45,690)	(30,404)	(71,313)	(101,717)
Net loss	—	—	—	(71,445)	—	(71,445)	(27,843)	(99,288)
Other comprehensive income	—	—	—	—	34,569	34,569	14,814	49,383
Share-based compensation activity	71	—	856	—	—	856	101	957
Balance, June 30, 2018	100,456	100	2,140,741	(2,196,144)	(11,121)	(66,424)	(84,241)	(150,665)
Net loss	—	—	—	(41,018)	—	(41,018)	(8,866)	(49,884)
Other comprehensive income	—	—	—	—	9,335	9,335	3,788	13,123
Share-based compensation activity	288	1	338	—	—	339	76	415
Balance, September 30, 2018	100,744	$101	$2,141,079	$(2,237,162)	$(1,786)	$(97,768)	$(89,243)	$(187,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) Unaudited

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(52,461)	$(191,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	65,423	164,360
Amortization of debt discounts and financing costs	5,037	758
Share-based payment expense	1,373	1,826
(Gain) loss on derivatives	(33,577)	11,739
Change in assets and liabilities:
Prepaid expenses and other long-term assets	(1,237)	(160)
Accounts payable, accrued expenses and other	(539)	901
Total operating cash used in continuing operations	(15,981)	(11,900)
Total operating cash used in discontinued operations	(32,480)	(84,985)
Net cash used in operating activities	(48,461)	(96,885)
Cash flows from investing activities:
Purchase of foreign currency call option	(1,885)	—
Total investing cash used in continuing operations	(1,885)	—
Total investing cash used in discontinued operations	(50,033)	(46,420)
Net cash used in investing activities	(51,918)	(46,420)
Cash flows from financing activities:
Gross proceeds from issuance of convertible notes	—	115,000
Payments of debt financing costs	—	(5,170)
Other	(244)	361
Total financing cash (used in) provided by continuing operations	(244)	110,191
Total financing cash used in discontinued operations	(12,203)	(10,324)
Net cash (used in) provided by financing activities	(12,447)	99,867
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(286)	(1,536)
Net decrease in cash, cash equivalents and restricted cash	(113,112)	(44,974)
Cash, cash equivalents and restricted cash, beginning of period	250,739	305,778
Cash, cash equivalents and restricted cash, end of period	$137,627	$260,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Overview. Unless the context requires otherwise, "NII Holdings, Inc.," "NII Holdings," "NII," "we," "our," "us" and "the Company" refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We conduct substantially all of our business through our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., which we refer to as Nextel Brazil.
You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018 and the condensed consolidated financial statements and notes contained in our quarterly reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. You should not expect results of operations for interim periods to be an indication of the results for a full year.
On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil. See discussion below for more information regarding this pending sale. As a result of this stockholder approval, we have reported Nextel Brazil as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Brazil's results of operations for all periods presented to reflect Nextel Brazil as a discontinued operation. Unless otherwise noted, amounts included in this quarterly report on Form 10-Q exclude amounts attributable to the discontinued operations of Nextel Brazil. Our consolidated results from continuing operations in this quarterly report on Form 10-Q solely include the results of operations of our corporate headquarters.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including approval by NII Holdings' stockholders, the receipt of required regulatory and antitrust approvals without the imposition of a burdensome condition (as defined in the purchase agreement) and either an amendment eliminating certain successor obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII Holdings’ indenture with respect to our 4.25% convertible senior notes due 2023.

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

In connection with the pending sale of Nextel Brazil, NII Holdings' Board of Directors approved a plan to dissolve and wind up its operations following the completion of this transaction. On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil and the plan of dissolution. On September 30, 2019, we also received the required approval of the sale from the National Telecommunications Agency, or ANATEL, which is Brazil's telecommunications regulatory agency. On September 9, 2019, we received the required clearance of the sale from the General Superintendent of the Administrative Council for Economic Defense, or CADE, which is Brazil's national competition regulator, subject to a 15-day appeal period that started on October 8, 2019. On October 22, 2019, TIM, S.A., or TIM, a wireless telecommunications provider in Brazil, filed an appeal with CADE challenging the General Superintendent's clearance decision on the sale. On October 31, 2019, CADE agreed to hear TIM's appeal. CADE is required to rule on the merits of TIM's appeal by January 26, 2020, which in limited circumstances could be extended one time for up to 90 days. The parties to the purchase agreement believe that TIM's appeal is without merit and are working to contest TIM's appeal and receive a final approval from CADE as quickly as possible. To the extent that CADE imposes conditions on the transaction in resolving the appeal, it could have the effect of delaying or preventing completion of the transaction. If the sale transaction has not closed by December 31, 2019, AMX, AI Brazil Holdings and NII Holdings must agree on a 2020 operating budget for Nextel Brazil to extend the purchase agreement to March 31, 2020.
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
In September 2018, ice group completed a sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its 30% ownership level. During the second quarter of 2019, NII Holdings contributed $15.3 million to Nextel Holdings, and AI Brazil Holdings contributed $2.7 million to Nextel Holdings, which increased NII Holdings' ownership to 70.70% and reduced AI Brazil Holdings' ownership from 30% to 29.30%. As a result of this change in ownership, we reclassified $4.7 million of losses from noncontrolling interest to total NII Holdings' stockholders' deficit in the second quarter of 2019. In addition, during the third quarter of 2019, NII Holdings contributed $24.3 million to Nextel Holdings, which increased NII Holdings' ownership to 72.43% and further reduced AI Brazil Holdings' ownership to 27.57%. As a result of this further change in ownership, we reclassified $11.9 million of losses from noncontrolling interest to total NII Holdings' stockholders' deficit in the third quarter of 2019.

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
Going Concern. As of September 30, 2019, our consolidated sources of funding included $29.3 million in cash and cash equivalents, $103.4 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico and $51.5 million in cash and short-term investments held for sale.
As long as the closing of the sale of Nextel Brazil occurs by the end of the first quarter of 2020, we believe we have sufficient sources of liquidity to fund our business. However, if the pending sale of Nextel Brazil is ultimately not completed or if the closing of the sale is delayed beyond the end of the first quarter of 2020, we would need to alter our business plan to significantly reduce spending or obtain additional funding. To the extent the sale of Nextel Brazil does not close or if we do not recover sufficient cash from escrow prior to the end of the first quarter of 2020, substantial doubt exists about our ability to continue as a going concern.
Diluted Net (Loss) Income from Continuing Operations Per Common Share. As presented for the three and nine months ended September 30, 2019 and 2018, our calculation of diluted net (loss) income from continuing operations per common share is based on the weighted average number of common shares outstanding during those periods and includes other potential common shares, including common shares resulting from the potential conversion of our convertible senior notes, common shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans or restricted common shares issued under those plans when those shares are dilutive.
For the nine months ended September 30, 2019, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes, 1.7 million stock options and 1.9 million restricted common shares in our calculation of diluted net income from continuing operations per common share because their effect would have been antidilutive. For the three months ended September 30, 2019, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes, 2.6 million stock options and 1.6 million restricted common shares in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive. In addition, for the three and nine months ended September 30, 2018, we did not include 18.5 million common shares related to the potential conversion of our convertible senior notes because their effect would have been antidilutive. For the same periods, we did not include 3.5 million and 3.4 million stock options, respectively, as well as 1.4 million and 0.7 million restricted common shares, respectively, in our calculation of diluted net loss from continuing operations per common share because their effect would have been antidilutive.

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

	September 30,		December 31,
	2019	2018	2018	2017
	(in thousands)
Cash and cash equivalents	$29,331	$131,479	$93,881	$34,553
Cash in escrow	103,435	106,071	106,089	110,024
Cash and cash equivalents included in current assets held for sale	2,684	21,233	48,605	159,335
Restricted cash included in non-current assets held for sale	2,177	2,021	2,164	1,866
Cash, cash equivalents and restricted cash	$137,627	$260,804	$250,739	$305,778

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Securities Litigation. On July 8, 2019, a purported stockholder class action was filed against the Company and the Company's directors in the Court of Chancery of the State of Delaware by Matis Nayman. The lawsuit is captioned Matis Nayman v. Kevin L. Beebe, James V. Continenza, Howard S. Hoffmann, Ricardo Knoepfelmacher, Christopher T. Rogers, Robert A. Schriesheim, Steven M. Shindler, and NII Holdings, Inc., C.A. No. 2019-0525-JTL. The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties by failing to take steps to maximize the Company's value to its public stockholders and failing to disclose certain information in the proxy statement issued in connection with the Company's purchase agreement with AMX and AI Brazil Holdings and the Company's planned liquidation and dissolution. The relief the plaintiff seeks includes enjoining the sale of Nextel Brazil and the dissolution of NII Holdings, and the recovery of unspecified damages. On September 16, 2019, the defendants filed a motion to dismiss, and on October 16, 2019, the plaintiff filed an amended complaint. The Company and the named individuals intend to vigorously defend themselves in this matter.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018	Impact of ASC 842 Adoption	January 1, 2019
Current assets held for sale	$321,160	$—	$321,160
Other current assets	201,405	—	201,405
Non-current assets held for sale	536,021	375,917	911,938
Other non-current assets	1,244	—	1,244
Total assets	$1,059,830	$375,917	$1,435,747

Current liabilities held for sale	$346,715	$44,784	$391,499
Other current liabilities	12,772	—	12,772
Long-term liabilities held for sale	775,671	348,796	1,124,467
Other long-term liabilities	106,241	—	106,241
Total liabilities	1,241,399	393,580	1,634,979

Total stockholders' deficit	(181,569)	(17,663)	(199,232)
Total liabilities and stockholders' deficit	$1,059,830	$375,917	$1,435,747

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Discontinued Operations

Pending Sale of Nextel Brazil. On March 18, 2019, NII Holdings and NIIH, a wholly-owned subsidiary of NII Holdings, entered into a purchase agreement with AMX and AI Brazil Holdings, pursuant to which NII Holdings and AI Brazil Holdings will sell their jointly-owned wireless operations in Brazil. Specifically, NIIH will sell all of the issued and outstanding shares of NIIBH to AMX. Also pursuant to the purchase agreement, concurrent to, and as a condition of, the consummation of the Nextel Brazil transaction, AI Brazil Holdings will sell all of its interests in Nextel Holdings to NIIBH. At the closing of the Nextel Brazil transaction and the AI Brazil Holdings transaction, AMX will indirectly own all of the issued and outstanding shares of Nextel Brazil. On June 27, 2019, NII Holdings' stockholders approved both the sale of Nextel Brazil and the plan to dissolve and wind up NII Holdings' operations following the completion of the Nextel Brazil transaction. As a result of this stockholder approval, we have reported Nextel Brazil as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Brazil's results of operations for all periods presented to reflect Nextel Brazil as discontinued operations. Unless otherwise noted, amounts included in this quarterly report on Form 10-Q exclude amounts attributable to the discontinued operations of Nextel Brazil. Historically, Nextel Brazil was our only reportable operating segment. We evaluated performance and provided resources to Nextel Brazil based on operating income before depreciation, amortization and impairment, restructuring and other charges, net, which we refer to as segment earnings.
The major components of loss from discontinued operations, net of income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenues	$145,884	$141,736	$437,531	$478,963
Cost of revenues and selling, general and administrative	(105,758)	(129,509)	(366,374)	(463,049)
Segment earnings	40,126	12,227	71,157	15,914
Impairment, restructuring and other charges, net	(7,613)	3	(16,432)	(13,717)
Depreciation and amortization	722	(6,805)	(14,827)	(21,855)
Operating income (loss)	33,235	5,425	39,898	(19,658)
Interest expense and other, net	(48,957)	(36,508)	(91,311)	(141,756)
Loss before income taxes	(15,722)	(31,083)	(51,413)	(161,414)
Income taxes	—	—	—	—
Loss from Nextel Brazil discontinued operations, net of income taxes	(15,722)	(31,083)	(51,413)	(161,414)
Loss on disposal of Nextel Mexico	(11,971)	(163)	(14,010)	(2,946)
Loss from discontinued operations, net of income taxes	$(27,693)	$(31,246)	$(65,423)	$(164,360)

Loss from discontinued operations attributable to noncontrolling interest	$(4,581)	$(8,866)	$(13,952)	$(47,965)
Loss from discontinued operations attributable to NII Holdings	(23,112)	(22,380)	(51,471)	(116,395)
Loss from discontinued operations, net of income taxes	$(27,693)	$(31,246)	$(65,423)	$(164,360)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of assets and liabilities held for sale as of September 30, 2019 and December 31, 2018, all of which are related to Nextel Brazil, are as follows (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$2,684	$48,605
Short-term investments	48,780	32,329
Accounts receivable, net of allowance for doubtful accounts of $27,116 and $19,637	98,138	99,867
Prepaid expenses and other	132,348	140,359
Total current assets	281,950	321,160
Property, plant and equipment, net	154,535	143,930
Intangible assets, net	146,286	162,156
Operating lease right-of-use assets	329,117	—
Other assets	203,261	229,935
Total assets	$1,115,149	$857,181

LIABILITIES
Current liabilities
Accounts payable, accrued expenses, operating lease liabilities and other	$322,058	$325,365
Current portion of long-term debt	26,820	21,350
Total current liabilities	348,878	346,715
Long-term debt	512,934	560,593
Long-term operating lease liabilities	325,485	—
Other long-term liabilities	194,382	215,078
Total liabilities	$1,381,679	$1,122,386

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sale of Nextel Mexico. On April 30, 2015, NII Holdings, together with our wholly-owned subsidiary NIU Holdings LLC, completed the sale of our Mexican operations to New Cingular Wireless, an indirect subsidiary of AT&T. The transaction was structured as a sale of all of the outstanding stock of the parent company of Comunicaciones Nextel de Mexico, S.A. de C.V., or Nextel Mexico, for a purchase price of $1.875 billion, including $187.5 million deposited in escrow to satisfy potential indemnification claims. In 2016, we paid $4.0 million, plus interest, out of escrow to settle an indemnification claim, and in July 2018, we utilized $4.0 million of cash held in escrow to settle tax audits for the years 2010 and 2011 discussed below. Additionally, in June 2019, we utilized $2.7 million of cash held in escrow to settle a tax audit for the year 2012 discussed below. As of September 30, 2019, $73.5 million of the cash held in escrow has been released to us and $103.4 million, which includes interest, remains deposited in escrow related to certain potential tax indemnity claims made by New Cingular Wireless. While we are required to continue to indemnify New Cingular Wireless for any valid claims that arise in the future, New Cingular Wireless is not permitted to make any additional claims against the escrow account.

The potential tax indemnity claims submitted by New Cingular Wireless against the escrow account purport to relate to various ongoing tax audits by the Mexican tax authorities for Nextel Mexico and several of its subsidiaries for the years 2010 through 2014. Of the total potential tax claims asserted against the escrow account, $12.2 million relates to actual tax assessments that Nextel Mexico has received. Although we appealed these tax assessments, in April 2019, our appeals were denied. We initiated a judicial process to protect our interests against these tax assessments. The remaining amounts relate to unassessed matters. New Cingular Wireless' claims include $35.5 million related to the tax audit of Nextel Mexico’s income tax return for 2010 and $36.9 million related to the tax audit of Nextel Mexico's income tax return for 2011. The remaining $37.6 million of potential tax claims asserted against the escrow account, including the $12.2 million in tax assessments, relates primarily to non-income tax-based audits for the years 2011 through 2014.

In July 2018, the tax audits related to Nextel Mexico's main operating company's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. In March 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2013 was finalized, and we filed an amended tax return. There was no cash outlay related to the finalization of the tax audit for the year 2013. The tax audit for the year 2013 represented $1.1 million of the total claims outstanding. In June 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2012 was finalized, and we filed an amended tax return. We settled the tax liabilities associated with this tax audit utilizing $2.7 million of cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010, 2011 and 2012 for Nextel Mexico's main operating company, we have requested that New Cingular Wireless agree to the release of $65.8 million from escrow, and we expect to request the release of $1.1 million in the near future.

New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. On February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy, and on March 25, 2019, we filed a claim against New Cingular Wireless to recoup the $68.3 million (now revised to $65.8 million) from escrow in a lawsuit captioned NIU Holdings LLC v. AT&T Mobility Holdings, B.V.; New Cingular Wireless Services, Inc.; Nextel International (Uruguay) LLC; and Comunicaciones Nextel de Mexico S.A. de C.V., Case No. 15-10155, Adv. Pro. No. 19-01099 (SCC). On July 22, 2019, we filed a motion supporting our request for summary judgment, and on the same day, New Cingular Wireless filed a motion supporting its request for a judgment on the pleadings. A hearing on these matters was held on September 5, 2019, and we are awaiting the Bankruptcy Court's decision. This difference of interpretation of the relevant agreements has delayed and will continue to delay the release of the remaining amount of cash in escrow.

In October 2019, we agreed to settlement terms with the Mexican tax authorities related to five additional tax audits for certain of Nextel Mexico's subsidiaries. New Cingular Wireless' claims against the escrow account include $24.4 million related to these tax audits. Based on the terms to which we agreed with the tax authorities, we expect to pay $15.1 million to close these tax audits and have therefore accrued this amount as of September 30, 2019 as a probable loss. The finalization of these tax audits requires that we file amended tax returns, which we expect to complete during the fourth quarter of 2019 for four of the tax audits and in the first quarter of 2020 for the fifth tax audit. Once these amended tax returns are accepted by the Mexican tax authorities, we expect to request New Cingular Wireless to release an additional $9.3 million from escrow. While we do not expect changes to the settlement terms for these tax audits, the settlement is not legally binding until the amended tax returns have been filed and accepted.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, on May 7, 2019, we received a letter from New Cingular Wireless formally notifying us of pending tax audits for pre-closing periods that were not included in the tax indemnity claims notices previously submitted by New Cingular Wireless against the Mexico escrow account. We were already aware of the tax audits referenced in the letter and had assumed their defense. The majority of the matters included in this letter are expected to be resolved when the amended returns related to the five tax audits mentioned above are accepted, and we will continue to work with the Mexican tax authorities to resolve any remaining matters as expeditiously as possible. While we are required to indemnify New Cingular Wireless for any actual cash payments made to resolve any tax claims that may be asserted by the Mexican tax authorities from these audits, our position remains that New Cingular Wireless may not make a claim against the Mexico escrow account for any tax claims that may arise from these audits. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to open audits in the future.

After the finalization of the five tax audits mentioned above, we will have three open tax audits remaining to resolve, including two tax audits that are currently in Mexican tax court related to the $12.2 million of tax assessments mentioned above, for which we have not accrued any liabilities as the chance of loss is not probable. The third tax audit is related to Nextel Mexico's main operating company's tax return for the year 2014, for which we are not currently aware of any losses that are reasonably possible of occurring.

There can be no assurance as to the outcome of the foregoing tax audits or indemnity claims or as to the ultimate timing of the release of the remaining escrow.

Note 4.	Debt, Derivatives and Fair Value Measurements
Convertible Senior Notes. In August 2018, we privately placed $100.0 million aggregate principal amount of 4.25% convertible senior notes due 2023, which we refer to as the convertible senior notes. We also granted the initial purchaser an option to purchase up to an additional $15.0 million principal amount of convertible senior notes, which was exercised in full. As a result, we issued a total of $115.0 million principal amount of convertible senior notes at par for total gross proceeds of $115.0 million. The convertible senior notes bear interest at a rate of 4.25% per year on the principal amount of the notes, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The convertible senior notes mature on August 15, 2023, unless earlier converted or repurchased, when the entire principal balance of $115.0 million will be due. In addition, and subject to specified exceptions, upon the occurrence of a fundamental change, the noteholders have the right to require us to repurchase the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The convertible senior notes are convertible into shares of our common stock at an initial conversion rate of 160.9658 shares per $1,000 principal amount of notes, or 18,511,067 aggregate common shares, representing an initial conversion price of $6.21 per share, subject to adjustment in certain situations. The convertible senior notes are convertible, subject to adjustment, prior to the close of business on the business day immediately preceding February 15, 2023 only under certain circumstances. On or after February 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert their notes at any time, regardless of the aforementioned circumstances. For the fiscal quarter ended September 30, 2019, the closing sale price of our common stock did not exceed 130% of the conversion price of $6.21 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2019. As a result, the conversion contingency was not met as of September 30, 2019. We have the option to satisfy the conversion of the convertible senior notes in shares of our common stock, in cash or a combination of both. As of September 30, 2019 and December 31, 2018, we had $77.3 million and $72.3 million in long-term debt related to our convertible senior notes.
The conversion feature embedded in the convertible senior notes meets the criteria of an embedded derivative in accordance with the FASB's authoritative guidance for derivatives. As a result, we separated the value of the conversion feature from the notes and recorded the derivative liability at its fair value on our condensed consolidated balance sheet. As of September 30, 2019, the fair value of the derivative liability was zero. As of December 31, 2018, we recorded the $33.6 million fair value of the derivative liability as a component of other long-term liabilities in our condensed consolidated balance sheet.
Absent an amendment to the indenture to the convertible senior notes, at the closing of the sale of Nextel Brazil, AMX will place a portion of the net proceeds payable to us in an escrow account in an amount equal to the outstanding principal and unpaid interest due through maturity.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Convertible Senior Notes. As of September 30, 2019 and December 31, 2018, the fair value of our convertible senior notes was $119.6 million and $80.7 million, respectively. We estimated the fair value of our convertible senior notes utilizing inputs such as U.S. Treasury security yield curves, prices of comparable bonds, U.S. Treasury bond rates and credit spreads on comparable publicly traded bonds. We consider this fair value measurement to be Level 3 in the fair value hierarchy.
Fair Value of Conversion Option. We estimate the fair value of the conversion option embedded in the convertible senior notes using a binomial lattice model with daily nodes from the valuation date to the maturity date of the convertible senior notes. This model considers stock price, risk-free rates, credit spreads, dividend yields and expected volatility. We record gains or losses related to changes in the fair value of the conversion option derivative liability during the period. During the nine months ended September 30, 2019, we recorded a $33.6 million gain as a component of other income (expense), net in our condensed consolidated statement of comprehensive loss related to the change in the fair value of the conversion option. We consider this fair value measurement to be Level 3 in the fair value hierarchy.

Foreign Currency Call Option. In the third quarter of 2019, we purchased a foreign currency call option that expires on December 20, 2019 to protect against the appreciation of the Brazilian real compared to the U.S. dollar, which would reduce net proceeds from the pending sale of Nextel Brazil. We paid a premium of $1.9 million for this foreign currency call option. As of September 30, 2019, the fair value of this call option was $1.5 million. We consider this fair value measurement to be Level 3 in the fair value hierarchy. We recorded the $0.4 million loss on the fair value of the foreign currency call option as a component of loss from discontinued operations, net of income taxes in our condensed consolidated statement of comprehensive loss during the three months ended September 30, 2019.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is a discussion and analysis of:

•	our consolidated financial condition as of September 30, 2019 and December 31, 2018 and our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018; and

•	significant factors that we believe could affect our prospective financial condition and results of operations.
You should read this discussion in conjunction with our 2018 annual report on Form 10-K and our quarterly reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, including, but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See "Forward-Looking and Cautionary Statements" and "Item 1A. — Risk Factors" in our 2018 annual report on Form 10-K for risks and uncertainties that may impact our future performance. We refer to our majority-owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil. See discussion below for more information regarding this pending sale. As a result of this stockholder approval, we have reported Nextel Brazil as a discontinued operation in this quarterly report on Form 10-Q. Accordingly, we have reclassified Nextel Brazil's results of operations for all periods presented to reflect Nextel Brazil as discontinued operations. Unless otherwise noted, amounts included herein exclude amounts attributable to the discontinued operations of Nextel Brazil. Our consolidated results from continuing operations in this quarterly report on Form 10-Q solely include the results of operations of our corporate headquarters.

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

The closing of the transactions contemplated by the purchase agreement are subject to the satisfaction of customary conditions, including approval by NII Holdings' stockholders, the receipt of required regulatory and antitrust approvals without the imposition of a burdensome condition (as defined in the purchase agreement) and either an amendment eliminating certain successor obligations contemplated under, or an escrow agreement providing for a deposit in accordance with, NII Holdings' indenture with respect to our 4.25% convertible senior notes due 2023. Among other things, NIIH has agreed to conduct NIIBH’s and each of its subsidiaries’ business in the ordinary course, use reasonable best efforts to operate its business in accordance with its budget for the year 2019 and the year 2020, if applicable, and use commercially reasonable efforts to maintain and preserve its business organization and preserve certain business relations.

In connection with the pending sale of Nextel Brazil, NII Holdings' Board of Directors approved a plan to dissolve and wind up its operations following the completion of this transaction. On June 27, 2019, NII Holdings' stockholders approved the sale of Nextel Brazil and the plan of dissolution. On September 30, 2019, we also received the required approval of the sale from the National Telecommunications Agency, or ANATEL, which is Brazil's telecommunications regulatory agency. On September 9, 2019, we received the required clearance of the sale from the General Superintendent of the Administrative Council for Economic Defense, or CADE, which is Brazil's national competition regulator, subject to a 15-day appeal period that started on October 8, 2019. On October 22, 2019, TIM, S.A., or TIM, a wireless telecommunications provider in Brazil, filed an appeal with CADE challenging the General Superintendent's clearance decision on the sale. On October 31, 2019, CADE agreed to hear TIM's appeal. CADE is required to rule on the merits of TIM's appeal by January 26, 2020, which in limited circumstances could be extended one time for up to 90 days. The parties to the purchase agreement believe that TIM's appeal is without merit and are working to contest TIM's appeal and receive a final approval from CADE as quickly as possible. To the extent that CADE imposes conditions on the transaction in resolving the appeal, it could have the effect of delaying or preventing completion of the transaction. If the sale transaction has not closed by December 31, 2019, AMX, AI Brazil Holdings and NII Holdings must agree on a 2020 operating budget for Nextel Brazil to extend the purchase agreement to March 31, 2020.

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

In September 2018, ice group completed a sale of its 30% ownership interest in Nextel Holdings by selling the shares of its intermediary holding company, AI Brazil Holdings, to AI Media Holdings (NMT) LLC (90%) and Bridford Music B.V. (10%). During 2018, AI Brazil Holdings made an additional $15.9 million investment in Nextel Holdings to maintain its 30% ownership level. During the second quarter of 2019, NII Holdings contributed $15.3 million to Nextel Holdings, and AI Brazil Holdings contributed $2.7 million to Nextel Holdings, which increased NII Holdings' ownership to 70.70% and reduced AI Brazil Holdings' ownership from 30% to 29.30%. In addition, during the third quarter of 2019, NII Holdings contributed $24.3 million to Nextel Holdings, which increased NII Holdings' ownership to 72.43% and further reduced AI Brazil Holdings' ownership to 27.57%.

Nextel Brazil Business Overview. Nextel Brazil provides wireless communication services under the NextelTM brand in Brazil with its principal operations located in major urban and suburban centers with high population densities and related transportation corridors where there is a concentration of Brazil’s population and economic activity, including primarily Rio de Janeiro and São Paulo. Nextel Brazil operates a wideband code division multiple access, or WCDMA, network, which has been upgraded to offer long-term evolution, or LTE, services in certain areas. As of September 30, 2019, Nextel Brazil had about 3.528 million total subscriber units in commercial service, which we estimate to be about 4% of total postpaid mobile handsets and other devices in commercial service in Brazil.

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
The aforementioned critical accounting policies are described in more detail in our 2018 annual report on Form 10-K under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Certain accounting policies that were determined to be critical in our 2018 annual report on Form 10-K are no longer deemed critical as a result of the classification of Nextel Brazil as a discontinued operation.

Results of Operations

	September 30,		Actual Change from Previous Year
Three Months Ended	2019	2018	Dollars	B(W) Change
Operating expenses
Selling, general and administrative	$(3,834)	$(4,080)	$246	6%
Restructuring charges, net	(139)	—	(139)	NM
	(3,973)	(4,080)	107	3%
Operating loss	(3,973)	(4,080)	107	3%
Other (expense) income
Interest expense	(3,018)	(1,341)	(1,677)	(125)%
Other income (expense), net	199	(13,217)	13,416	102%
	(2,819)	(14,558)	11,739	81%
Loss from continuing operations before income taxes	(6,792)	(18,638)	11,846	64%
Income taxes	—	—	—	NM
Net loss from continuing operations	(6,792)	(18,638)	11,846	64%
Loss from discontinued operations, net of income taxes	(27,693)	(31,246)	3,553	11%
Net loss	(34,485)	(49,884)	15,399	31%
Net loss attributable to noncontrolling interest	(4,581)	(8,866)	4,285	48%
Net loss attributable to NII Holdings	$(29,904)	$(41,018)	$11,114	27%

Nine Months Ended
Operating expenses
Selling, general and administrative	$(12,785)	$(12,230)	$(555)	(5)%
Restructuring charges, net	(139)	(352)	213	61%
	(12,924)	(12,582)	(342)	(3)%
Operating loss	(12,924)	(12,582)	(342)	(3)%
Other (expense) income
Interest expense	(8,744)	(1,341)	(7,403)	NM
Other income (expense), net	34,630	(13,041)	47,671	NM
	25,886	(14,382)	40,268	280%
Income (loss) from continuing operations before income taxes	12,962	(26,964)	39,926	148%
Income taxes	—	—	—	NM
Net income (loss) from continuing operations	12,962	(26,964)	39,926	148%
Loss from discontinued operations, net of income taxes	(65,423)	(164,360)	98,937	60%
Net loss	(52,461)	(191,324)	138,863	73%
Net loss attributable to noncontrolling interest	(13,952)	(47,965)	34,013	71%
Net loss attributable to NII Holdings	$(38,509)	$(143,359)	$104,850	73%
_______________________________________
NM-Not Meaningful

1.    Interest expense, net

Interest expense, net, in all periods presented relates to interest incurred under our convertible senior notes, which we issued in August 2018.

2.    Other income (expense), net

Other income, net, in the nine months ended September 30, 2019 is primarily due to the $33.6 million gain related to the change in the fair value of the conversion option included in our convertible senior notes.

3.    Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes, decreased $3.6 million, or 11%, and $98.9 million, or 60%, from the three and nine months ended September 30, 2018 to the same periods in 2019 as Nextel Brazil reported $27.9 million and $55.2 million improvements in segment earnings, respectively, and incurred $7.5 million and $7.0 million less depreciation and amortization expense, respectively, as Nextel Brazil ceased depreciation and amortization in June 2019 when its assets were reclassified as held for sale. In addition, the decrease for the nine months ended September 30, 2019 compared to the same period in 2018 is largely the result of a $37.2 million decrease in foreign currency transaction losses. The decreases over both periods were partially offset by $11.2 million and $15.1 million in losses, respectively, for accruals related to certain tax audits in Mexico. Additionally, the decrease in the three months ended September 30, 2019 compared to the same period in 2018 was partially offset by a $14.5 million increase in foreign currency transaction losses.

Nextel Brazil's segment earnings improved from the three and nine months in 2018 to the same periods in 2019 primarily as a result of significant cost reductions, which resulted in $20.7 million, or 16%, and $96.7 million, or 21%, decreases in operating expenses, respectively, related to the following:

•
$16.0 million, or 40%, and $39.9 million, or 28%, decreases in transmitter and receiver site and switch costs, respectively, $8.9 million of which in both periods related to the cessation of amortization on right-of-use assets due to the classification of these assets as held-for-sale;

•	lower mobile termination rates;

•	lower customer contingencies related to fewer claims in 2019;

•
the reversal of $6.9 million related to a previously recorded accrual for certain long distance calls that were the result of fraudulent network usage not considered billable to Nextel Brazil as the loss was no longer probable; and

•	a $10.8 million increase in tax credits from the nine months ended September 30, 2018 to the same period in 2019; partially offset by

•	$4.6 million, or 64%, and $10.4 million, or 38%, increases in bad debt expense from the three and nine months ended September 30, 2018 to the same periods in 2019.

In addition, Nextel Brazil's WCDMA service revenues increased $6.8 million, or 5%, from the third quarter of 2018 to the third quarter of 2019. However, from the nine months ended September 30, 2018 to the same period in 2019, Nextel Brazil's WCDMA service revenues decreased $14.1 million, or 3%, resulting from an 8% depreciation in the average value of the Brazilian real relative to the U.S. dollar. Nextel Brazil's WCMDA service ARPU in local currency remained stable at 53 Brazilian reais during the first nine months of 2019.

Liquidity and Capital Resources
As of September 30, 2019, excluding assets and liabilities held for sale, we had working capital of $126.2 million, a $62.4 million decrease compared to working capital of $188.6 million as of December 31, 2018. Our working capital included $29.3 million in cash and cash equivalents. As of September 30, 2019, we also had $103.4 million in cash held in escrow in connection with the sale of Nextel Mexico and $51.5 million in cash and short-term investments held for sale. A substantial portion of our U.S. dollar-denominated cash and cash equivalents is held in bank deposits.

In July 2018, the tax audits related to Nextel Mexico's main operating company's income tax returns for the years 2010 and 2011 were finalized, and we filed amended tax returns. We settled the tax liabilities associated with these tax audits utilizing existing tax credits, with the exception of $4.0 million that we paid utilizing cash held in escrow. In March 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2013 was finalized, and we filed an amended tax return. There was no cash outlay related to the finalization of the tax audit for the year 2013. The tax audit for the year 2013 represented $1.1 million of the total claims outstanding. In June 2019, the tax audit related to Nextel Mexico's main operating company's income tax return for the year 2012 was finalized, and we filed an amended tax return. We settled the tax liabilities associated with this tax audit utilizing $2.7 million of cash held in escrow. As a result, of the $72.4 million in combined claims relating to the tax audits of the years 2010, 2011 and 2012 for Nextel Mexico's main operating company, we have requested that New Cingular Wireless agree to the release of $65.8 million from escrow, and we expect to request the release of $1.1 million in the near future.

New Cingular Wireless has disagreed with our interpretation of the escrow and purchase agreements related to the timing of release requirements for escrowed funds. On February 11, 2019, our subsidiary NIU Holdings initiated review of this matter by the United States Bankruptcy Court for the Southern District of New York, which we refer to as the Bankruptcy Court, that approved the transaction with New Cingular Wireless in connection with our emergence from Chapter 11 bankruptcy, and on March 25, 2019, we filed a claim against New Cingular Wireless to recoup the $68.3 million (now revised to $65.8 million) from escrow in a lawsuit captioned NIU Holdings LLC v. AT&T Mobility Holdings, B.V.; New Cingular Wireless Services, Inc.; Nextel International (Uruguay) LLC; and Comunicaciones Nextel de Mexico S.A. de C.V., Case No. 15-10155, Adv. Pro. No. 19-01099 (SCC). On July 22, 2019, we filed a motion supporting our request for summary judgment, and on the same day, New Cingular Wireless filed a motion supporting its request for a judgment on the pleadings. A hearing on these matters was held on September 5, 2019, and we are awaiting the Bankruptcy Court's decision. This difference of interpretation of the relevant agreements has delayed and will continue to delay the release of the remaining amount of cash in escrow.

In October 2019, we agreed to settlement terms with the Mexican tax authorities related to five additional tax audits for certain of Nextel Mexico's subsidiaries. New Cingular Wireless' claims against the escrow account include $24.4 million related to these tax audits. Based on the terms to which we agreed with the tax authorities, we expect to pay $15.1 million to close these tax audits. The finalization of these tax audits requires that we file amended tax returns, which we expect to complete during the fourth quarter of 2019 for four of the tax audits and in the first quarter of 2020 for the fifth tax audit. Once these amended tax returns are accepted by the Mexican tax authorities, we expect to request New Cingular Wireless to release an additional $9.3 million from escrow. While we do not expect changes to the settlement terms for these tax audits, the settlement is not legally binding until the amended tax returns have been filed and accepted.

In addition, on May 7, 2019, we received a letter from New Cingular Wireless formally notifying us of pending tax audits for pre-closing periods that were not included in the tax indemnity claims notices previously submitted by New Cingular Wireless against the Mexico escrow account. We were already aware of the tax audits referenced in the letter and had assumed their defense. The majority of the matters included in this letter are expected to be resolved when the amended returns related to the five tax audits mentioned above are accepted, and we will continue to work with the Mexican tax authorities to resolve any remaining matters as expeditiously as possible. While we are required to indemnify New Cingular Wireless for any actual cash payments made to resolve any tax claims that may be asserted by the Mexican tax authorities from these audits, our position remains that New Cingular Wireless may not make a claim against the Mexico escrow account for any tax claims that may arise from these audits. In addition, New Cingular Wireless has indicated that it may continue to make additional claims for indemnification related to open audits in the future.

After the finalization of the five tax audits mentioned above, we will have three open tax audits remaining to resolve, including two tax audits that are currently in Mexican tax court related to the $12.2 million of tax assessments mentioned above. The third tax audit is related to Nextel Mexico's main operating company's tax return for the year 2014. See Note 3 to our condensed consolidated financial statements for additional information.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018

Cash, cash equivalents and restricted cash, beginning of period	$250,739	$305,778
Net cash used in operating activities	(48,461)	(96,885)
Net cash used in investing activities	(51,918)	(46,420)
Net cash (used in) provided by financing activities	(12,447)	99,867
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(286)	(1,536)
Cash, cash equivalents and restricted cash, end of period	$137,627	$260,804

The following is a discussion of the primary sources and uses of cash in our operating, investing and financing activities.

We used $48.5 million and $96.9 million of cash in our operating activities during the nine months ended September 30, 2019 and 2018, of which $32.5 million and $85.0 million, respectively, was cash used by our discontinued operation primarily to fund working capital and pay interest on Nextel Brazil's debt.

We used $51.9 million and $46.4 million of cash in our investing activities during the nine months ended September 30, 2019 and 2018 mainly due to cash used by our discontinued operation. The $50.0 million of investing cash used in our discontinued operation during the nine months ended September 30, 2019 was primarily due to $44.6 million in cash capital expenditures and $12.8 million in net purchases of short-term investments, partially offset by an $11.6 million net return of deposits. The $46.4 million of investing cash used in our discontinued operation during the nine months ended September 30, 2018 was primarily due to $45.4 million in cash capital expenditures and $36.8 million in net purchases of short-term investments in Brazil, partially offset by a $43.3 million net return of deposits, which included the release of substantially all of the cash securing certain performance bonds relating to our obligations to deploy spectrum in Brazil.

We used $12.4 million of cash in our financing activities during the nine months ended September 30, 2019 primarily as a result of cash used by our discontinued operation for an annual principal payment on Nextel Brazil's license financing, as well as smaller repayments of finance leases and other borrowings, partially offset by a $2.7 million capital contribution from AI Brazil Holdings. Our financing activities provided us with $99.9 million of cash during the nine months ended September 30, 2018, primarily due to $115.0 million in gross proceeds that we received in connection with the issuance of our convertible senior notes in August, partially offset by $5.2 million in debt financing costs related to the issuance of our convertible senior notes. In addition, for the nine months ended September 30, 2018, we used $10.3 million of cash in our discontinued operation primarily due to $4.4 million in principal payments under Nextel Brazil's equipment financing facility and bank loans, as well as $4.1 million in debt financing costs related to the amendments to Nextel Brazil's equipment financing facility and bank loans.

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
Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of amounts required to fund Nextel Brazil prior to the closing of the sale, general corporate expenditures, wind down and dissolution costs, and expenses related to debt service requirements under our convertible senior notes. There were no material changes to our total contractual obligations during the three and nine months ended September 30, 2019 as described in our annual report on Form 10-K for the year ended December 31, 2018.
Future Outlook.  As of September 30, 2019, our consolidated sources of funding included $29.3 million in cash and cash equivalents, $103.4 million in cash held in escrow to secure our indemnification obligations in connection with the sale of Nextel Mexico and $51.5 million in cash and short-term investments held for sale.
Upon closing of the sale of Nextel Brazil, we will begin the dissolution process with the objective of distributing our available cash to stockholders as quickly as possible pursuant to the dissolution procedures under the Delaware General Corporation Law. As long as the closing of the sale of Nextel Brazil occurs by the end of the first quarter of 2020, we believe we have sufficient sources of liquidity to fund our business. However, if the pending sale of Nextel Brazil is ultimately not completed or if the closing of the sale is delayed beyond the end of the first quarter of 2020, we would need to alter our business plan to significantly reduce spending or obtain additional funding. To the extent the sale of Nextel Brazil does not close or if we do not recover sufficient cash from escrow prior to the end of the first quarter of 2020, substantial doubt exists about our ability to continue as a going concern.
In connection with the completion of the sale of Nextel Brazil, we will receive our pro rata share of the final net proceeds, subject to certain adjustments at closing, including reimbursement for capital expenditures and working capital investments made from March 1, 2019 to closing and deducting a selling and marketing spending shortfall compared to budget, if any, certain transaction expenses, if any, increases in accrued tax contingencies, if any, and a $2.2 million preferred share return due to AI Brazil Holdings. In addition, $30.0 million of our portion of the net proceeds will be placed into an 18-month escrow account to secure NII Holdings' indemnification obligations under the purchase agreement, and pursuant to the indenture agreement that governs our convertible senior notes, $134.8 million of our portion of the net proceeds will be placed into an escrow account to secure NII Holdings' obligations under this indenture. We expect we will incur significant cash expenditures related to the closing of the sale and the dissolution of our remaining business subsequent to the transaction.
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

Effect of New and Recently Adopted Accounting Standards
See Note 1 to our condensed consolidated financial statements for disclosures concerning recently issued and adopted accounting standards.

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

During the three and nine months ended September 30, 2019, there were no material changes to our market risk policies or our market sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2018.

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
As of September 30, 2019, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and Brazil, including our principal executive officer and chief financial officer. Based on such evaluation, our principal executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting. This material weakness is fully described in "Item 9A. Controls and Procedures" of our annual report on Form 10-K for the year ended December 31, 2018.
Our remediation efforts related to this material weakness are ongoing. As a result of the announcement of the pending sale of Nextel Brazil, we have not been able to hire the necessary qualified resources to effectively remediate Nextel Brazil's material weakness. In addition, we have experienced employee turnover and are delaying certain investments in our remediation efforts, which will delay the remediation of Nextel Brazil's material weakness beyond 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Litigation. On July 8, 2019, a purported stockholder class action was filed against the Company and the Company's directors in the Court of Chancery of the State of Delaware by Matis Nayman. The lawsuit is captioned Matis Nayman v. Kevin L. Beebe, James V. Continenza, Howard S. Hoffmann, Ricardo Knoepfelmacher, Christopher T. Rogers, Robert A. Schriesheim, Steven M. Shindler, and NII Holdings, Inc., C.A. No. 2019-0525-JTL. The complaint alleges, among other things, that the Company and its directors breached their fiduciary duties by failing to take steps to maximize the Company's value to its public stockholders and failing to disclose certain information in the proxy statement issued in connection with the Company's purchase agreement with América Móvil, S.A.B. de C.V. and AI Brazil Holdings B.V. and the Company's planned liquidation and dissolution. The relief the plaintiff seeks includes enjoining the sale of Nextel Brazil and the dissolution of NII Holdings, and the recovery of unspecified damages. On September 16, 2019, the defendants filed a motion to dismiss, and on October 16, 2019, the plaintiff filed an amended complaint. The Company and the named individuals intend to vigorously defend themselves in this matter.
In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table presents information related to repurchases of our common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2019 — July 31, 2019	—	(1)	$—	—
August 1, 2019 — August 31, 2019	73,687	(1)	1.57	73,687
September 1, 2019 — September 30, 2019	—	(1)	—	—
Total	73,687	(1)		73,687	$—

(1) Pursuant to a general authorization, which was not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.     Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Incorporated by Reference Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of NII Holdings, Inc.				*
3.2	Sixth Amended and Restated Bylaws of NII Holdings, Inc.				*
10.1	Escrow Agreement, dated as of January 26, 2015, by and among New Cingular Wireless Services, Inc., NIU Holdings LLC and Citibank, N.A.				*
31.1	Statement of Principal Executive Officer Pursuant to Rule 13a-14(a).				*
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).				*
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.				*
101
The following materials from the NII Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
*

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ TIMOTHY M. MULIERI

Timothy M. Mulieri
Vice President, Corporate Controller
(on behalf of the registrant and as Principal Accounting Officer)
Date: November 5, 2019